Form 10-Q
period 2001-06-30
FMC TECHNOLOGIES INC
filed 2001-08-14
CIK 1135152

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2001
                                      or
             ( ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the transition period from-------- to---------

                        Commission File Number 1-16489

                            FMC Technologies, Inc.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                        36-4412642
             ----------------------------------------------------
             (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)     Identification No.)

              200 East Randolph Drive, Chicago, Illinois    60601
             -----------------------------------------------------
                                (312) 861-6000
                     ------------------------------------
                        (Registrant's telephone number,
                             including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes         No  X
                                  -----       -----
           Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at June 30, 2001
---------------------------------------  ---------------------------------

Common Stock, par value $0.01 per share             65,000,000

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
FMC Technologies, Inc. and Consolidated Subsidiaries
----------------------------------------------------
Consolidated and Combined Statements of Income (Unaudited)
----------------------------------------------------------
(In millions, except per share data)

                                          Three Months         Six Months
                                         Ended June 30        Ended June 30
                                         --------------      --------------
                                          2001    2000        2001    2000
                                         ------  ------      ------  ------

Revenue                                  $478.1  $495.4      $907.5  $937.3

Costs and expenses:
     Cost of sales or services            368.5   368.7       702.3   708.7
     Selling, general and
      administrative expense               71.6    77.1       144.4   151.8
     Research and development expense      16.1    14.6        29.2    28.9
     Asset impairments (Note 8)               -     1.5         1.3     1.5
     Restructuring and other
       charges (Note 8)                       -     9.8         9.2     9.8
                                         ------  ------      ------  ------

     Total costs and expenses             456.2   471.7       886.4   900.7
                                         ------  ------      ------  ------

Income before interest income,
  interest expense, income taxes,
  and the cumulative effect of a
  change in accounting principle           21.9    23.7        21.1    36.6

Minority interests                          0.5    (0.1)        0.6    (0.1)
Interest income                             0.9     0.1         1.4     1.2
Interest expense                            2.7     0.8         4.3     1.8
                                         ------  ------      ------  ------

Income before income taxes and
  the cumulative effect of a change
  in accounting principle                  19.6    23.1        17.6    36.1
Provision for income taxes                  9.4     4.8        11.0     8.2
                                         ------  ------      ------  ------

Income before the cumulative effect
   of a change in accounting
   principle                               10.2    18.3         6.6    27.9
Cumulative effect of a change in
   accounting principle, net of
   income taxes (Note 5)                      -       -        (4.7)      -
                                         ------  ------      ------  ------
Net income                               $ 10.2  $ 18.3      $  1.9  $ 27.9
                                         ======  ======      ======  ======


                                                            (continued)

FMC Technologies, Inc. and Consolidated Subsidiaries
----------------------------------------------------
Consolidated and Combined Statements of Income (Unaudited)(Continued)
---------------------------------------------------------------------
(In millions, except per share data)

                                               Three Months                         Six Months
                                               Ended June 30                      Ended June 30
                                     ---------------------------------  ----------------------------------
                                           2001               2000            2001                2000
                                           ----               ----            ----                ----
Pro forma basic earnings per
 common share:
  Income before cumulative
   effect of a change in
   accounting principle                   $0.16                              $ 0.10
  Cumulative effect of a
   change in accounting
   principle                                  -                               (0.07)
                                          -----                              ------

Pro forma net earnings per
 common share                             $0.16                              $ 0.03
                                          =====                              ======

Average number of shares
 used in pro forma basic
 earnings per share
 computations                              65.0                                65.0
                                          =====                              ======

Pro forma diluted earnings
 per common share:
  Income before cumulative
   effect of a change in
   accounting principle                   $0.15                              $ 0.10
  Cumulative effect of a
   change in accounting
   principle                                  -                               (0.07)
                                          -----                              ------

Pro forma net earnings per
 common share                             $0.15                              $ 0.03
                                          =====                              ======

Average number of shares
 used in pro forma diluted
 earnings per share
 computations                              66.2                                65.7
                                          =====                              ======


The accompanying notes are an integral part of the consolidated and combined financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
----------------------------------------------------
Consolidated and Combined Balance Sheets
----------------------------------------
(In millions, except share and per share data)

                                                         June 30
                                                           2001      December 31
Assets:                                                (Unaudited)       2000
                                                       ----------      --------
Current assets:
     Cash and cash equivalents                           $   11.5      $   17.8
     Trade receivables, net of allowances
       of $7.6 in 2001 and $7.2 in 2000                     355.6         328.9
     Inventories                                            277.8         254.8
     Other current assets                                    89.1          62.0
     Deferred income taxes                                   26.6          29.8
                                                         --------      --------
  Total current assets                                      760.6         693.3

Investments                                                  26.6          29.9
Property, plant and equipment, net (Note 6)                 254.5         257.3
Goodwill and intangible assets                              350.7         373.1
Other assets                                                 15.7          12.0
Deferred income taxes                                           -           8.1
                                                         --------      --------
Total assets                                             $1,408.1      $1,373.7
                                                         ========      ========

Liabilities and stockholders' equity:
Current liabilities:
     Short-term debt (Note 10)                           $   82.7      $   41.1
     Accounts payable, trade and other                      340.2         328.3
     Accrued and other current liabilities                  182.5         153.2
     Payable to FMC Corporation                              52.2             -
     Current portion of accrued pension and
       other postretirement benefits                          4.7          13.2
     Income taxes payable to FMC Corporation                 36.8          34.0
                                                         --------      --------
  Total current liabilities                                 699.1         569.8

Long-term debt (Note 10)                                    180.7             -
Accrued pension and other postretirement
  benefits, less current portion                             61.5          59.2
Reserves for discontinued operations                         27.7          30.6
Deferred income taxes                                         2.4             -
Other liabilities                                            71.8          75.9
Minority interests in consolidated companies                  3.1           0.5
Stockholders' equity:
     Preferred stock, $0.01 par value, authorized
       12,000,000 shares; no shares issued in
       2001 or 2000                                             -             -
     Common stock, $0.01 par value, 195,000,000 and
       1,000 shares authorized in 2001 and 2000;
       65,000,000 and 1,000 shares issued
       and outstanding in 2001 and 2000 (Note 12)             0.7             -
     Capital in excess of par value of common stock         504.9             -
     Owner's net investment                                     -         752.0
     Retained earnings                                        9.5             -
     Accumulated other comprehensive loss                  (153.3)       (114.4)
                                                         --------      --------
   Total stockholders' equity                               361.8         637.6
                                                         --------      --------
Total liabilities and stockholders' equity               $1,408.1      $1,373.7
                                                         ========      ========

The accompanying notes are an integral part of the consolidated and combined financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
----------------------------------------------------
Consolidated and Combined Statements of Cash Flows (Unaudited)
--------------------------------------------------------------
(In millions)

                                                            Six Months
                                                          Ended June 30
                                                         ----------------
                                                           2001     2000
                                                         ------   ------
Cash provided (required) by operating activities
  of continuing operations:

Income before the cumulative effect of a
  change in accounting principle                         $  6.6   $ 27.9

Adjustments to reconcile income before the
  cumulative effect of a change in accounting
  principle to cash provided (required) by operating
  activities of continuing operations:
     Depreciation and amortization                         30.9     29.3
     Asset impairments (Note 8)                             1.3      1.5
     Restructuring and other charges (Note 8)               9.2      9.8
     Settlement of derivative contracts                    (3.8)       -
     Deferred income taxes                                 13.7     (0.1)
     Other                                                  4.4      5.3
Changes in operating assets and liabilities:
     Trade receivables                                      9.0    (26.4)
     Net sale (repurchase) of securitized receivables     (38.0)     0.2
     Inventories                                          (30.6)    19.3
     Other current assets and other assets                (23.2)   (14.8)
     Accounts payable, accrued and other
      current liabilities and other liabilities             6.4    (62.4)
     Income taxes payable                                   3.3     12.1
     Restructuring reserve                                 (7.4)     9.0
     Accrued pension and other
      postretirement benefits, net                         (9.1)    (2.4)
                                                         ------   ------
Cash provided (required) by operating activities
  of continuing operations                               $(27.3)  $  8.3
                                                         ------   ------

                                                        (continued)

FMC Technologies, Inc. and Consolidated Subsidiaries
----------------------------------------------------
Consolidated and Combined Statements of Cash Flows (Unaudited)(Continued)
-------------------------------------------------------------------------
(In millions)

                                                                          Six Months
                                                                        Ended June 30
                                                                    --------------------
                                                                      2001         2000
                                                                    -------       ------
Cash provided (required) by operating activities
  of continuing operations                                          $ (27.3)      $  8.3
                                                                    -------       ------

Cash required by discontinued operations                               (2.9)        (2.5)
                                                                    -------       ------

Cash provided (required) by investing
  activities:
     Acquisitions of businesses                                        (2.6)       (45.4)
     Capital expenditures                                             (27.6)       (18.9)
     Proceeds from disposal of property,
       plant and equipment and sale-leasebacks                          6.6         21.4
     Decrease in investments                                           12.3         17.4
                                                                    -------       ------

Cash required by investing activities                                 (11.3)       (25.5)
                                                                    -------       ------

Cash provided (required) by financing activities:
     Net increase (decrease) in short-term debt                        41.6         (1.6)
     Proceeds from issuance of long-term debt (Note 2)                250.0            -
     Repayments of long-term debt                                     (69.3)           -
     Issuances of common stock (Note 2)                               207.2            -
     Net contributions from FMC Corporation (Note 3)                   86.3          7.6
     Payments to FMC Corporation (Note 2)                            (480.1)           -
                                                                    -------       ------

Cash provided by financing activities                                  35.7          6.0
                                                                    -------       ------

Effect of exchange rate changes on cash
 and cash equivalents                                                  (0.5)         1.9
                                                                    -------       ------

Decrease in cash and cash equivalents                                  (6.3)       (11.8)

Cash and cash equivalents, beginning of period                         17.8         40.1
                                                                    -------       ------
Cash and cash equivalents, end of period                            $  11.5       $ 28.3
                                                                    =======       ======

Supplemental disclosure of cash flow information:

Cash paid for interest was $5.8 million and 2.4 million, and net cash paid (refunded) for income taxes was $3.5 million and $(3.2) million for the six-month periods ended June 30, 2001 and 2000, respectively.

The accompanying notes are an integral part of the consolidated and combined financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
----------------------------------------------------
Consolidated and Combined Statements of Changes in Stockholders' Equity
-----------------------------------------------------------------------
(Unaudited)

                                                                                   Accumulated
                                          Capital                                     other
                              Common     in excess    Retained     Owner's net    comprehensive    Comprehensive
(In millions)                  stock       of par     earnings      investment    income (loss)    income (loss)
                              -------    ---------    --------     -----------    -------------    -------------
Balance at December 31,
 1999                          $  -        $    -       $  -          $ 802.0        $ (79.8)
Net income                        -             -          -              9.6              -          $  9.6
Foreign currency
 translation
 adjustment                       -             -          -                -           (8.0)           (8.0)
Contribution from
 owner (Note 3)                   -             -          -             30.0              -               -
                               ----        ------       ----          -------        -------          ------
                                                                                                      $  1.6
                                                                                                      ======

Balance at March 31,
 2000                             -             -          -            841.6          (87.8)
Net income                        -             -          -             18.3              -          $ 18.3
Foreign currency
 translation
 adjustment                       -             -          -                -          (10.5)          (10.5)
Distribution to owner
 (Note 3)                         -             -          -            (22.4)             -               -
                               ----        ------       ----          -------        -------          ------
                                                                                                      $ (7.8)
Balance at June 30,                                                                                   ======
 2000                          $  -       $     -       $  -          $ 837.5        $ (98.3)
                               ====       =======       ====          =======        =======

Balance at December 31,
 2000                          $  -       $     -       $  -          $ 752.0        $(114.4)
Net loss                          -             -          -             (8.3)             -          $ (8.3)
Foreign currency
 translation
 adjustment                       -             -          -                -           (9.9)           (9.9)
Contribution from
 owner (Note 3)                   -             -          -             35.5              -               -
Net deferral of
 hedging
 losses                           -             -          -                -           (1.3)           (1.3)
Cumulative effect of a
 change in accounting
 principle (Note 5)               -             -          -                -           (1.3)           (1.3)
                               ----        ------       ----          -------        -------          ------
                                                                                                      $(20.8)
                                                                                                      ======
Balance at March 31,
 2001                             -             -          -            779.2         (126.9)

Net income (Note 3)               -             -        9.5              0.7                         $ 10.2
Issuance of common
 stock to FMC
 Corporation
 (Note 12)                      0.6         297.8          -           (298.4)             -               -
Sale of common stock
 to public (Note 2)             0.1         207.1          -                -              -               -
Return of capital to
 FMC Corporation
 (Note 2)                         -             -          -           (488.1)             -               -
Accrual of additional
 payment to FMC
 Corporation
 (Note 2)                         -             -          -            (35.7)             -               -
Foreign currency
 translation
 adjustment                       -             -          -                -          (23.6)          (23.6)
Contribution from
 owner (Note 3)                   -             -          -             42.3              -               -
Net deferral of
 hedging losses                   -             -          -                -           (2.8)           (2.8)
                               ----        ------       ----          -------        -------          ------
                                                                                                      $(16.2)
                                                                                                      ======
Balance at June 30,
  2001                         $0.7        $504.9       $9.5          $     -        $(153.3)
                               ====        ======       ====          =======        =======

                The accompanying notes are an integral part of
              the consolidated and combined financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
----------------------------------------------------
Notes to Consolidated and Combined Financial Statements (Unaudited)
-------------------------------------------------------------------

Note 1:  Nature of Organization and Business
--------------------------------------------
On October 31, 2000, FMC Corporation (FMC) announced its intention to reorganize its Energy Production Systems, Energy Processing Systems, FoodTech and Airport Systems businesses as a new company, FMC Technologies, Inc. (FMC Technologies or the Company), and to sell up to 19.9% of FMC Technologies' common stock by means of an initial public offering (the offering). On June 14, 2001, FMC Technologies completed an initial public offering of 17.0% of FMC Technologies' common stock. FMC Corporation further advised FMC Technologies that it plans to distribute its remaining holdings in FMC Technologies in a tax-free transaction by the end of calendar year 2001.

FMC Technologies was incorporated in Delaware on November 13, 2000 and is currently an 83.0%-owned subsidiary of FMC Corporation. FMC Technologies designs, manufactures and services technologically sophisticated systems and products for its customers through its Energy Production Systems, Energy Processing Systems, FoodTech and Airport Systems segments. Energy Production systems is a leading supplier of systems and services used in the offshore, particularly deepwater, exploration and production of crude oil and natural gas. Energy Processing Systems is a leading provider of specialized systems and products to customers involved in the production, transportation and processing of crude oil, natural gas and refined petroleum-based products. FoodTech is a leading supplier of technologically sophisticated food handling and processing systems and products to industrial food processing companies. Airport Systems provides technologically advanced equipment and services for airlines, airports and air freight companies.

Note 2:  Formation Transactions
--------------------------------
Through May 31, 2001, FMC Corporation operated the businesses of FMC Technologies as internal units of FMC Corporation through various divisions and subsidiaries, or through investments in unconsolidated affiliates. On June 1, 2001, FMC Corporation contributed to the Company substantially all of the assets and liabilities of, and its interests in, the businesses included in these consolidated and combined financial statements, with the remainder transferred, or to be transferred, shortly thereafter.

On June 4, 2001, FMC Technologies borrowed $280.9 million under two revolving debt agreements (Note 10), and on June 19, 2001, FMC Technologies received proceeds of $207.2 million from an initial public offering of 17% of its common stock. Under the terms of the Separation and Distribution Agreement (the SDA) between FMC Corporation and FMC Technologies, in exchange for the assets contributed by FMC Corporation to FMC Technologies, FMC Technologies remitted $480.1 million of the proceeds of the debt and equity financings to FMC Corporation in June 2001 and retained $8.0 million of proceeds to cover the estimated expenses of the initial public offering (which will be adjusted to reflect actual expenses at a later date).

Under the terms of the SDA, FMC Technologies expects to pay an additional $52.2 million to FMC Corporation, which we have accrued as of June 30, 2001. This additional payment incorporates a "true-up" of factors included in the determination of our initial distribution to FMC Corporation based on our cash flow and existing debt and cash as of May 31, 2001, as well as other net intercompany balances due to FMC.

Note 3:  Basis of Presentation
------------------------------
The Company's financial statements prior to January 1, 2001, reflect the combined results of our businesses. The Company's financial statements for all periods in 2001 are presented on a consolidated basis as if our net assets had been contributed, and our 65 million capital shares had been outstanding since January 1, 2001. Our capital structure in 2000 (Note 12) was not indicative of our new capital structure (subsequent to the transactions discussed in Note 2) and, accordingly, historical earnings per share information has not been presented for any periods in 2000.

FMC Technologies' combined financial statements for periods prior to June 1, 2001, were carved out from the consolidated financial statements of FMC Corporation using the historical results of operations and bases of the assets and liabilities of the transferred businesses, and give effect to certain allocations of expenses from FMC Corporation. Such expenses represent costs related to general and administrative services that FMC Corporation has provided to FMC Technologies, including accounting, treasury, tax, legal, human resources, information technology and other corporate and infrastructure services. The costs of these services have been allocated to FMC Technologies and included in the Company's combined financial statements based upon the relative levels of use of those services. The expense allocations have been determined on the basis of assumptions and estimates that management believes to be a reasonable reflection of FMC Technologies' utilization of those services. These allocations and estimates, however, are not necessarily indicative of the costs and expenses that would have resulted if FMC Technologies had operated as a separate entity in the past, or of the costs the Company may incur in the future.

The financial statements of FMC Technologies for all periods in 2000 included herein reflect the combined results of the businesses as if they had been contributed to the Company for all periods. Subsequent to the contribution, all of the businesses included in these combined financial statements are or will be consolidated subsidiaries or divisions of the Company, or will be investments of the Company or its subsidiaries.

Prior to June 1, 2001, the Company's cash resources were managed under a centralized system wherein receipts were deposited to the corporate accounts of FMC Corporation and disbursements were centrally funded. Accordingly, settlement of certain assets and liabilities arising from common services or activities provided by FMC Corporation and certain related-party transactions were reflected as net equity contributions from or distributions to FMC Corporation through May 31, 2001. Beginning June 1, 2001, the Company began retaining its own earnings and generally began managing its cash separately from FMC Corporation.

The combined financial statements do not reflect the debt or interest expense FMC Technologies would have incurred if it were a stand-alone entity. In addition, the combined financial statements may not be indicative of the Company's combined financial position, operating results or cash flows in the future or what the Company's financial position, operating results and cash flows would have been had FMC Technologies been a separate, stand-alone entity during all periods presented. The combined financial statements do not reflect any changes that will occur in the Company's funding or operations as a result of the offering, the distribution and FMC Technologies becoming a stand-alone entity.

Note 4:  Financial Information and Accounting Policies
------------------------------------------------------

The consolidated balance sheet of FMC Technologies as of June 30, 2001, the related consolidated statements of income, cash flows and changes in stockholders' equity for the interim periods ended June 30, 2001, and the combined statements of income, cash flows and changes in stockholders' equity for the interim periods ended June 30, 2000 have been reviewed by FTI's independent accountants. The review is described more fully in their report included herein. In the opinion of management, these consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of the Company's results of operations, cash flows and changes in stockholders' equity for the interim periods ended June 30, 2001 and 2000 and of its financial position as of June 30, 2001. All such adjustments are of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results of operations for the full year.

The Company's accounting policies as of June 30, 2001 are the same as those set forth in Note 3 to the Company's combined December 31, 2000 financial statements, which are included in the Company's Registration Statement on Form S-1, as amended.

Note 5:  Derivative Financial Instruments
-----------------------------------------
On January 1, 2001, the Company implemented, on a prospective basis, Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS No. 138 (collectively, the Statement.) The Statement requires us to recognize all derivatives in our consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction. In accordance with the provisions of the Statement, we recorded a first-quarter 2001 loss from the cumulative effect of a change in accounting principle of $4.7 million, net of an income tax benefit of $3.0 million, in our statement of earnings, and a deferred loss of $1.3 million, net of an income tax benefit of $0.9 million, in accumulated other comprehensive loss. The 2001 cash outflow related to contracts settled as a result of SFAS No. 133 of $3.8 million is reported separately in the consolidated statement of cash flows.

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges and which were recorded to earnings during the six months and quarter ended June 30, 2001, were less than $0.1 million. At June 30, 2001, the net deferred hedging loss in accumulated other comprehensive loss was $5.4 million, of which approximately $4.1 million of net losses are expected to be recognized in earnings during the twelve months ended June 30, 2002, at the time the underlying hedged transactions are realized, and of which net losses of $1.3 million are expected to be recognized at various times subsequent to June 30, 2002 and continuing through November 30, 2009.

Note 6:  Property, Plant and Equipment
--------------------------------------
Property, plant and equipment comprised the following, in millions:

                                                      June 30
                                                        2001         December 31
                                                     (Unaudited)         2000
                                                     -----------     -----------
Property, plant and equipment, at cost                $ 588.9          $ 584.1
Accumulated depreciation                               (334.4)          (326.8)
                                                      -------          -------
Net property, plant and equipment                     $ 254.5          $ 257.3
                                                      =======          =======

Note 7:  Business Combinations and Divestitures
-----------------------------------------------
On February 16, 2000, the Company acquired York International Corporation's Northfield Freezing Systems Group (Northfield) for $39.8 million in cash and the assumption of certain liabilities. Northfield, headquartered in Northfield, MN, is a manufacturer of freezers, coolers and dehydrators for the industrial food processing industry. The Company has recorded goodwill (to be amortized over 40 years) and other intangible assets totaling $41.6 million relating to the acquisition. Northfield's operations are included in the FoodTech segment.

The Company also completed several smaller acquisitions, divestitures and joint venture investments during the six months ended June 30, 2000 and 2001.

Note 8:  Asset Impairments and Restructuring and Other Charges
--------------------------------------------------------------
In the first quarter of 2001, FMC Technologies recorded an asset impairment and restructuring charges of $10.5 million before taxes ($6.5 million after tax).
An asset impairment of $1.3 million was required to write off goodwill associated with a small FoodTech product line, which the Company does not intend to develop further. Restructuring charges were $9.2 million, of which $5.2 million related to planned reductions in force of 91 individuals in the Energy Processing Systems businesses, $2.5 million related to planned reductions in force of 72 positions in the FoodTech businesses, and $1.5 million related to a planned plant closing and restructuring of an Airport Systems facility, including 73 planned workforce reductions. Restructuring spending of $5.1 million related to the 2001 programs occurred during the six months ended June 30, 2001.

In the second quarter of 2000, FMC Technologies recorded asset impairments and restructuring and other nonrecurring charges totaling $11.3 million before taxes ($6.9 million after tax). Asset impairments of $1.5 million were required to write down certain Energy Production Systems equipment, as estimated future cash flows attributed to these assets indicated that an impairment of the assets had occurred. Restructuring and other nonrecurring charges were $9.8 million, of which $8.0 million resulted primarily from strategic decisions to restructure certain FoodTech operations, and included planned reductions in force of 236 individuals. Restructuring charges of $1.4 million at Energy Production Systems included severance costs related to planned reductions in force of 68 individuals as a result of the delay in orders received from oil and gas companies for major systems. Restructuring charges of $0.4 million related to a corporate reduction in force. Restructuring spending under these programs totaled $7.0 million in 2000 and $3.0 million in 2001, and all programs were substantially completed by March 31, 2001. The additional required charge of $0.2 million for these programs was included in restructuring costs recognized in the first quarter of 2001.

Note 9:  Inventories
--------------------
Inventories consisted of the following:


(In millions)                                  June 30,       December 31,
                                                 2001             2000
                                             -----------      ------------
                                             (Unaudited)
Raw materials and purchased parts             $   94.3          $ 112.0
Work in progress                                 124.1            120.8
Manufactured parts and finished goods            166.0            124.6
                                              --------          -------
   Gross inventory before valuation
    adjustments and LIFO reserves                384.4            357.4
Valuation adjustments and LIFO reserves         (106.6)          (102.6)
                                              --------          -------
   Net inventory                              $  277.8          $ 254.8
                                              ========          =======

Note 10:  Debt
--------------
Because FMC Corporation has historically funded most of its businesses centrally, third-party debt and cash for operating companies was minimal prior to June 2001 and is not representative of what the Company's actual debt balances would have been had the Company been a separate, stand-alone entity.

In June 2001, the Company entered into a $250 million five-year credit agreement and a $150 million 364-day revolving credit facility. At June 30, 2001, long-term debt of $180.7 million consisted of $180.0 million in borrowings against the five-year facility and $0.7 million of foreign borrowings. Among other restrictions, the credit agreements contain covenants relating to tangible net worth and debt to earnings and interest coverage ratios (as defined in the agreements). The Company is in compliance with all debt covenants at June 30, 2001.

At June 30, 2001, short-term debt included $35.9 million of borrowings under the 364-day facility and $15.0 million of borrowings from an uncommitted domestic daily credit facility. At June 30, 2001 and December 31, 2000, short-term debt also included third-party debt of FMC Technologies' foreign operations of $7.2 million and $14.0 million, respectively. The weighted average interest rates on these outstanding borrowings were approximately 8.8% and 8.4% at June 30, 2001 and December 31, 2000, respectively. In addition, at June 30, 2001 and December 31, 2000, respectively, short-term debt included $24.6 million and $26.9 million of borrowings from MODEC International LLC, a 37.5%-owned joint venture, at interest rates of 5.9% and 7.2%.

Note 11:  Income Taxes
----------------------
The Company's income tax provision for the three and six months ended June 30, 2001, respectively, includes nonrecurring charges of $4.2 million and

$7.5 million related to reorganization of FMC Corporation's entities and repatriation of a portion of FMC Technologies' foreign earnings in preparation for the Company's separation from FMC Corporation.

The operating results of FMC Technologies have been included in FMC Corporation's U.S. consolidated income tax returns and the state and foreign tax returns of FMC Corporation and its domestic affiliates. In certain instances, income of domestic subsidiaries of FMC Technologies is reported on separate state income tax returns of the domestic subsidiaries. In addition, operating results of foreign operations of FMC Technologies have been included in the tax returns of foreign affiliates of FMC Corporation. As long as FMC Corporation continues to own at least 80% of the voting power and value of FMC Technologies' outstanding capital stock, FMC Technologies will continue to be included in the U.S. consolidated income tax returns of FMC Corporation and certain state and foreign income tax returns of FMC Corporation and its affiliates.

The provision for income taxes in FMC Technologies' consolidated and combined financial statements has been prepared as if FMC Technologies were a stand-alone entity and filed separate tax returns. Substantially all of the Company's current domestic tax liability at June 30, 2001 and December 31, 2000 is payable to FMC under the terms of a tax sharing agreement between FMC Technologies and FMC.

Note 12:  Capital Stock
-----------------------
At December 31, 2000, our capital stock consisted of 1,000 authorized, issued and outstanding shares of $0.01 par common stock, all of which was owned by FMC Corporation. At June 30, 2001, our capital stock consisted of 195,000,000 authorized shares of $0.01 par common stock and 12,000,000 shares of undesignated $0.01 par preferred stock. At June 30, 2001, 65,000,000 common shares were issued and outstanding, 83.0 percent of which were owned by FMC Corporation and 17.0 percent of which were sold in our initial public offering, which closed on June 19, 2001. No preferred shares were issued at June 30, 2001.

Our common stock is traded on the New York Stock Exchange.

Note 13:  Commitments and Contingent Liabilities
------------------------------------------------
We have certain contingent liabilities arising from litigation, claims, performance guarantees, leases, and other commitments incident to the ordinary course of business. Management believes that the ultimate resolution of its known contingencies will not materially affect our consolidated financial position, results of operations or cash flows.

Note 14:  Segment Information
-----------------------------

(in millions)                                Three Months                      Six Months
                                             Ended June 30                    Ended June 30
                                        ----------------------           ----------------------
                                         2001            2000             2001            2000
                                        ------          ------           ------          ------
Revenue
-------
  Energy Production Systems             $172.5          $169.3           $330.4          $347.5
  Energy Processing Systems               97.4            86.4            186.5           164.6
  Eliminations                            (0.1)           (0.2)            (0.3)           (0.3)
                                        ------          ------           ------          ------
    Subtotal Energy Systems              269.8           255.5            516.6           511.8
  FoodTech                               132.6           172.7            241.1           297.5
  Airport Systems                         80.0            67.9            154.6           128.6
  Eliminations                            (4.3)           (0.7)            (4.8)           (0.6)
                                        ------          ------           ------          ------
                                        $478.1          $495.4           $907.5          $937.3
                                        ======          ======           ======          ======
Income before income taxes and
------------------------------
cumulative effect of a change in
--------------------------------
accounting principle
--------------------

  Energy Production Systems             $  8.0          $ 13.4           $ 13.5          $ 23.1
  Energy Processing Systems                5.3             7.0              8.8             8.3
                                        ------          ------           ------          ------
    Subtotal Energy Systems               13.3            20.4             22.3            31.4
  FoodTech                                11.3            17.6             14.8            28.1
  Airport Systems                          5.1             5.3             11.0             6.9
                                        ------          ------           ------          ------

  Segment operating profit                29.7            43.3             48.1            66.4
  Corporate                               (8.3)           (8.4)           (16.4)          (16.8)
  Other income and (expense),
   net                                       -             0.2             (0.7)           (1.6)
                                        ------          ------           ------          ------

Operating profit before asset
  impairments, restructuring
  and other charges, net
  interest expense, and
  cumulative effect of change
  in accounting principle                 21.4            35.1             31.0            48.0

  Asset impairments (a)                      -            (1.5)            (1.3)           (1.5)
  Restructuring and other
   charges (b)                               -            (9.8)            (9.2)           (9.8)
  Net interest expense                    (1.8)           (0.7)            (2.9)           (0.6)
                                        ------          ------           ------          ------

Income before income taxes
  and cumulative effect of
  change in accounting
  principle                             $ 19.6          $ 23.1           $ 17.6          $ 36.1
                                        ======          ======           ======          ======

     (a) The asset impairment in 2001 relates to FoodTech. The asset impairments in 2000 relate to Energy Production Systems.

     (b) Restructuring and other charges in 2001 relate to Energy Processing Systems ($5.2 million), FoodTech ($2.5 million), and Airport Systems ($1.5 million). Restructuring and other charges in 2000 relate to FoodTech ($8.0 million), Energy Production Systems ($1.4 million), and Corporate ($0.4 million).

A description of the Company's segment determination, composition and presentation is included in Notes 3 and 15 to the Company's December 31, 2000 combined financial statements included in the Company's Registration Statement on Form S-1, as amended.

Business segment results are presented net of minority interests, reflecting only FTI's share of earnings. Minority interests for the periods ended June 30, 2001 and 2000 were not significant. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items, including LIFO inventory adjustments, certain components of employee benefit plan cost or benefit and certain foreign exchange gains or losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------  ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

              FORWARD-LOOKING STATEMENTS - SAFE HARBOR PROVISIONS
              ---------------------------------------------------

Item 2 of this report contains certain forward-looking statements that are based on management's current views and assumptions regarding future events, future business conditions and our outlook for the Company based on currently available information.

Whenever possible, we have identified these forward-looking statements by such words or phrases as "will likely result", "is confident that", "expects", "should", "could", "may", "will continue to", "believes", "anticipates", "predicts", "forecasts", "estimates", "projects", "potential", "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the sections entitled "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Information" in the Company's Registration Statement on Form S-1, as amended. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

We caution that the referenced list of factors may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

We had cash and cash equivalents at June 30, 2001 and December 31, 2000 of $11.5 million and $17.8 million, respectively. Cash required by operating activities of continuing operations was $27.3 million for the first half of 2001, while cash provided by operating activities of continuing operations was $8.3 million for the first half of 2000.

Operating working capital, which excludes cash and cash equivalents, short-term debt and income tax balances, decreased $8.1 million from $151.0 million at December 31, 2000 to $142.9 at June 30, 2001. Our working capital balances vary significantly depending on the payment terms and timing of delivery on key contracts, particularly for Energy Production Systems' customers. Operating working capital decreased during 2001 due primarily to a payable of $52.2 million to FMC Corporation at June 30, 2001 (see Note 2 to the Company's consolidated and combined financial statements), partially offset by an increase in accounts receivable. As part of FMC Corporation, we participated in a financing facility under which accounts receivable were sold without recourse through FMC Corporation's wholly owned, bankruptcy remote subsidiary. This resulted in a reduction of accounts receivable of $38.0 million on our combined balance sheet at December 31, 2000. During the six months ended June 30, 2001, we ceased our participation in this program, the net effect of which was an increase of $38.0 million of accounts receivable and a corresponding increase in debt.

Cash required by investing activities was $11.3 million and $25.5 million for the six months ended June 30, 2001 and 2000, respectively. In 2000, we acquired Northfield Freezing Equipment for $39.8 million in cash and the assumption of liabilities. We routinely evaluate potential acquisitions, divestitures and joint ventures in the ordinary course of business.

During 2000, as part of FMC Corporation, we entered into agreements for the sale and leaseback of $13.7 million of equipment and received net proceeds of $22.5 million in connection with the transaction. A non-amortizing deferred credit was recorded in conjunction with the transaction. Credits recorded in conjunction with sale-leaseback transactions are included in other long-term liabilities and totaled $31.8 million at June 30, 2001 and December 31, 2000.

Total borrowings were $263.4 million at June 30, 2001, and $41.1 million at December 31, 2000. Because FMC Corporation has historically funded most of its businesses centrally, our borrowings and cash balances prior to June 2001 are not representative of what our actual balances would have been had we been a separate stand-alone entity.

Proceeds from the issuance of common stock in conjunction with our initial public offering were $207.2 million, and we retained $8.0 million to cover expenses (which will be adjusted to reflect actual costs and satisfied through a cash payment to or from FMC Corporation at a later date). Net proceeds of $199.2 million were distributed to FMC Corporation. On June 4, 2001, we borrowed $280.9 million, which we also distributed to FMC Corporation. This borrowing was subject to adjustment after the initial public offering of our common stock to reflect our actual net cash flow for the period from January 1, 2001 through May 31, 2001. This borrowing carries an effective interest rate of 100 basis points above the one-month London Interbank Offered Rate. We also entered into interest rate swap agreements related to $100.0 million of the long-term amount borrowed to fix the effective interest rate thereon at an average rate of 5.78%.

Currently, our committed credit consists of two revolving credit facilities: a $250 million five-year credit agreement and a $150 million 364-day revolving credit facility. Among other restrictions, the credit agreements contain covenants relating to tangible net worth, and debt to earnings and interest coverage ratios (as defined in the agreements). The Company is in compliance with all debt covenants at June 30, 2001.

We expect to meet our operating needs, fund capital expenditures and potential acquisitions and meet debt service requirements through cash generated from operations and the credit facilities discussed above. As noted previously, we have discontinued selling accounts receivable with the result being a corresponding increase in debt. Capital spending is forecast to be approximately $60 million for 2001, compared with $43.1 million in 2000.

The Company's accumulated other comprehensive loss increased from $114.4 million at December 31, 2000 to $153.3 million at June 30, 2001, as a result of increased cumulative foreign currency translation losses of $23.6 million primarily reflecting the negative translation impact of the Brazilian real and the Swedish krona against the U.S. dollar. In addition, net losses of $2.8 million, primarily from foreign exchange forward contracts, were deferred under SFAS No. 133.

               DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS
               -------------------------------------------------

We are subject to financial market risks, including fluctuations in currency exchange rates. In managing our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments for trading purposes. At June 30, 2001 and December 31, 2000, our derivative holdings consisted primarily of foreign currency forward contracts and interest rate swap agreements.

When our operations sell or purchase products or services, transactions are frequently denominated in currencies other than the particular operation's functional currency. We mitigate our exposure to variability in currency exchange rates when possible through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. Additionally, we initiate hedging activities, generally by entering into foreign exchange forward contracts with third parties when natural hedges are not feasible. The maturity dates and currencies of the exchange agreements that provide hedge coverage are synchronized with those of the underlying purchase or sales commitments, and the amount of hedge coverage related to each underlying transaction does not exceed the amount of the underlying purchase or sales commitment.

To monitor our currency exchange rate risks, we use a sensitivity analysis, which measures the impact on earnings of an immediate 10% devaluation in the foreign currencies to which we have exposure. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Based on the sensitivity analysis at June 30, 2001, such a fluctuation in currency exchange rates in the near term would not materially affect our consolidated operating results, financial position or cash flows. We believe that our hedging activities have been effective in reducing our risks related to historical currency exchange rate fluctuations.

Our debt instruments subject us to the risk of loss associated with movements in interest rates. We may from time to time enter into arrangements to manage or mitigate interest rate risk utilizing derivative financial instruments. We currently have in place two interest rate swaps with a total notional amount of $100 million, which fix the interest rate on a portion of our long-term debt.

                         NEW ACCOUNTING PRONOUNCEMENTS
                         -----------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The standards collectively provide new guidance for the recognition, amortization and continuing valuation of goodwill and other intangible assets acquired in a business combination, and SFAS No. 141 prohibits the use of the pooling of interests method of accounting for a business combination. We do not expect the adoption of SFAS No. 141 to have an impact on our historical financial statements. We have not yet determined the impact of the adoption of SFAS No. 142, which must be applied beginning January 1, 2002.


                         RESULTS OF OPERATIONS
                         ---------------------

Industry segment financial data is included in Note 14 to the Company's June 30, 2001 consolidated financial statements.

                 Three Months Ended June 30, 2001 Compared with
                        Three Months Ended June 30, 2000

Overview. Our profit for the three months ended June 30, 2001 before significant non-recurring items was $19.6 million before tax ($14.3 million after tax) compared with profit for the three months ended June 30, 2000, before significant non-recurring items, of $34.4 million before tax ($25.2 million after tax). The significant nonrecurring item in the second quarter of 2001 consisted of a $4.2 million tax provision related to the reorganization of the Company's worldwide entities in anticipation of their separation from FMC Corporation. Significant nonrecurring items in the second quarter of 2000 consisted of asset impairments and restructuring and other nonrecurring charges totaling $11.3 million before tax ($6.9 million after tax).

Revenue. Our total revenue for the three months ended June 30, 2001 decreased $17.3 million, or 3.5%, to $478.1 million, compared to $495.4 million for the three months ended June 30, 2000. Lower sales for FoodTech were partly offset by increased revenue from all of the Company's other business segments. FoodTech's revenue in the second quarter of 2001 decreased $40.1 million, or 23.2%, to $132.6 million, from $172.7 million in the second quarter of 2000. Energy Production Systems' sales in the second quarter of 2001 increased $3.2 million, or 1.9%, to $172.5 million, from $169.3 million in the second quarter of 2000. Energy Processing Systems' revenue in the second quarter of 2001 increased $11.0 million, or 12.7%, to $97.4 million from $86.4 million in the second quarter of 2000. Airport System's revenue in the second quarter of 2001 increased $12.1 million, or 17.8%, to $80.0 million, from $67.9 million in the second quarter of 2000.

Increased revenue for Energy Production Systems in the three months ended June 30, 2001 was primarily the result of increased sales of surface wellhead equipment and, to a lesser extent, subsea systems. Increased sales of surface wellhead equipment generally reflected a strengthening market, while higher subsea sales were related primarily to customers' projects in the Gulf of Mexico and offshore Brazil. These increases in revenue were partially offset by decreased sales volumes of floating production equipment, reflecting the effect of project delays by customers during 2000 and the first six months of 2001.

Increased revenue for Energy Processing Systems in the three months ended June 30, 2001 was primarily the result of increased sales of fluid control equipment, partly offset by a decrease in sales of loading systems. Increased revenues for fluid control equipment were attributable to continued strength in the oilfield service company market, and reflected higher volumes and, to a lesser extent, improved pricing. Lower sales of loading systems reflected timing of shipments, which are expected to increase during the second half of 2001.

Decreased revenue for FoodTech in the three months ended June 30, 2001 was primarily the result of lower volumes of tomato processing equipment and freezers, and to a lesser extent, lower volumes of harvesting equipment. Weakening commodity prices, excess processing capacity, industry consolidation and a slowing of the global economy caused food processors to postpone capital spending.

Increased revenue for Airport Systems in the three months ended June 30, 2001 was the result of an increase in sales for airport ground support equipment, with the increase primarily attributable to higher volumes of cargo loaders to the air freight market, and the timing of those orders, and additional revenue from the Next Generation Small Loader contract with the United States Air Force. Also contributing to the increased revenue were higher sales of transporters and passenger steps to customers located in Europe and the Middle East.

Segment operating profit. Total segment operating profit decreased $13.6 million, or 31.4%, to $29.7 million in the three months ended June 30, 2001 from $43.3 million in the three months ended June 30, 2000. Energy Production Systems' operating profit in the second quarter of 2001 decreased $5.4 million, or 40.3%, to $8.0 million from $13.4 million in the second quarter of 2000. Energy Processing Systems' operating profit in the second quarter of 2001 decreased $1.7 million, or 24.3%, to $5.3 million from $7.0 million in the second quarter of 2000. FoodTech's operating profit in the second quarter of 2001 decreased $6.3 million, or 35.8%, to $11.3 million from $17.6 million in the second quarter of 2000. Airport Systems' operating profit in the second quarter of 2001 decreased $0.2 million, or 0.2%, to $5.1 million from $5.3 million in the second quarter of 2000.

Energy Production Systems' lower operating profit in the second quarter of 2001 was primarily the result of lower volumes of floating production equipment, offset somewhat by improvements in surface wellhead volumes.

Energy Processing Systems' lower operating profit in the second quarter of 2001 was primarily the result of weakness in the measurement solutions business, partially offset by improved margins in fluid control equipment. Management initiated a restructuring action during the first quarter of 2001 in the measurement solutions business to mitigate the effect of lower volumes.

FoodTech's operating profit decreased in the second quarter of 2001, primarily as a result of lower sales volumes for food processing equipment. This decrease was partially offset by cost savings from restructuring activities initiated by management prior to the second quarter of 2001.

Airport Systems' operating profit decreased in the second quarter of 2001, primarily as a result of lower margins for Jetway passenger boarding bridges. The decrease was partly offset by additional profits from the Next Generation Small Loader contract with the United States Air Force.

Corporate expenses. Corporate expenses decreased by $0.1 million, or 1.1%, from $8.4 million for the three months ended June 30, 2000 to $8.3 million for the three months ended June 30, 2001.

Other income and expense, net. Other income and expense is comprised primarily of LIFO inventory adjustments, certain components of employee benefit plan cost or benefit and certain foreign currency gains or losses. Other income and expense for the three months ended June 30, 2001 was nil, while other income and expense for the three months ended June 30, 2000 was $0.2 million of income. When compared with 2000, the decrease in income in 2001 was the result of a decrease in pension-related benefit and an increase in LIFO inventory related expense partially offset by the recording of foreign currency gains. The latter was, in part, a result of accounting for certain foreign currency forward contracts under the new accounting standard.

Asset impairments and restructuring and other charges. In the second quarter of 2000, we recorded asset impairments and restructuring and nonrecurring charges totaling $11.3 million before taxes ($6.9 million after tax). See Note 8 to the Company's June 30, 2001 consolidated financial statements.

Net interest expense. Net interest expense is associated with cash balances and third-party debt in our operating companies. Because FMC Corporation funded most of its businesses centrally prior to June of 2001, third-party debt and cash for operating companies have been minimal and are not representative of what our actual debt or cash balances would have been had we been a separate, stand-alone entity. Net interest expense for the three months ended June 30, 2001 and 2000 was $1.8 million and $0.7 million, respectively. The increase in net interest expense in 2001 was primarily the result of interest expense associated with new debt we incurred in preparation for our separation from FMC Corporation. Had we incurred a similar level of debt at the same interest rate for the three months ended June 30, 2001 and 2000, we estimate that our net interest expense on a pro forma basis would have been $4.6 million in each of the two periods.

Income tax expense. Income tax expense for the three months ended June 30, 2001 was $9.4 million on pretax income of $19.6 million. Excluding the effect of the provision for income taxes related to the reorganization of the Company's worldwide entities in anticipation of their separation from FMC Corporation, income tax expense for the second quarter of 2001 was $5.3 million on pretax earnings of $19.6 million, resulting in an effective tax rate of 27%. Income tax expense for the three months ended June 30, 2000 was $4.8 million on pretax income of $23.1 million. Excluding the effects of restructuring and impairment charges, income tax expense for the second quarter of 2000 was $9.2 million on adjusted pretax earnings of $34.4 million, resulting in an effective tax rate of 27%.

The differences between the effective tax rates for these periods and the statutory U.S. Federal income tax rate relate primarily to differing foreign tax rates, foreign sales corporation and qualifying foreign trade income benefits, incremental state taxes and nondeductible goodwill amortization and expenses.

Net income.   Net income for the second quarter of 2001 decreased $8.1 million to $10.2 million, compared with $18.3 million in the second quarter of 2000, due primarily to lower segment operating profit in 2001 and a $4.2 million tax provision in 2001 related to the reorganization of the Company's worldwide entities in anticipation of their separation from FMC Corporation. Net income in 2000 was unfavorably affected by asset impairments and nonrecurring restructuring charges totaling $6.9 million on an after-tax basis.

Order backlog and outlook.
--------------------------

                                                                                      Order Backlog
                                                          ----------------------------------------------------------------------
(in millions)                                                    June 30,              December 31,              June 30,
                                                                   2001                   2000                     2000
                                                          ----------------------  ----------------------  ----------------------

Energy Production Systems                                         $531.6                  $331.4                  $360.7
Energy Processing Systems                                          103.0                    93.7                   129.2
                                                                  ------                  ------                  ------
     Subtotal Energy Systems                                      $634.6                  $425.1                  $489.9
FoodTech                                                           116.7                    88.6                   117.1
Airport Systems                                                    153.6                   130.6                   121.7
                                                                  ------                  ------                  ------
     Total                                                        $904.9                  $644.3                  $728.7
                                                                  ======                  ======                  ======

When compared with December 31, 2000 and June 30, 2000, Energy Production Systems' order backlog increased significantly, primarily as a result of a stronger subsea market. A significant number of orders were received for projects that included Enterprise Oil offshore Brazil, Statoil offshore Norway, TotalFinaElf offshore West Africa, and BP in the Gulf of Mexico. The BP order for five trees is for its Crazy Horse field offshore Louisiana and is the first order under the new $250 million, five-year frame agreement between FMC Technologies and BP. In addition, order backlog also increased for surface wellhead and floating production equipment, the latter reflecting an order from Enterprise Oil for turret mooring and related systems for a floating production, storage and offloading vessel.

Subsea and surface markets continue to improve both domestically and internationally, although pricing remains competitive. In addition to the long-term frame agreements that we signed with BP and others, we have several quotations in process for additional large subsea projects.

Energy Processing Systems' order backlog increased relative to December 2000
primarily attributable to increased orders for loading systems.   When compared
with the prior June 30, order backlog decreased, reflecting weakness in the blending and transfer business and lower orders for manifold systems projects in the fluid control business.

We expect inbound orders to increase and backlog levels to improve in the second half of 2001 based on increased quotation activity for manifold systems, measurement solutions and blending and transfer equipment. In addition, increased demand during the second half of 2001 for marine loading arms is expected to favorably impact our loading systems business.

FoodTech's order backlog increased when compared with December 31, 2000, primarily as a result of increased orders for food processing systems and freezers. When compared with June 30, 2000, order backlog decreased slightly as a result of delays in orders for large projects, partially offset by an increase in freezer backlog.

Business activity in the food processing markets has slowed and revenues have been negatively affected because customers have postponed placing new orders for large projects. While there has been a recent increase in inquiries and quotation activity, the level of future orders remains uncertain because of the economic environment.

When compared with December 30, 2000 and June 30, 2000, Airport Systems' order backlog increased, attributable to strong orders for ground support equipment and our contract to provide the United States Air Force with Next Generation Small Loaders.

While inbound orders for Airport Systems' equipment have increased in 2001, profit pressure on the airline industry will likely slow inbound orders in the second half of 2001 and in 2002, the effect of which will offset future revenue and operating profitability from the Air Force contract.

                  Six Months Ended June 30, 2001 Compared with
                         Six Months Ended June 30, 2000

Overview. Our profit for the six months ended June 30, 2001 before significant non-recurring items was $28.1 million before tax ($20.6 million after tax) compared with profit for the six months ended June 30, 2000, before significant non-recurring items, of $47.4 million before tax ($34.8 million after tax). Significant nonrecurring items in the first half of 2001 consisted of impairment and restructuring charges of $10.5 million ($6.5 million after tax), the cumulative effect of a change in accounting principle of $7.5 million ($4.7 million after tax), and $7.5 million of tax provisions related to repatriation of offshore earnings and the reorganization of the Company's worldwide entities in anticipation of their separation from FMC Corporation. Significant nonrecurring items in the first half of 2000 consisted of asset impairments and restructuring and other nonrecurring charges totaling $11.3 million before taxes ($6.9 million after tax).

Revenue. Our total revenue for the six months ended June 30, 2001 decreased $29.8 million, or 3.2%, to $907.5 million, compared to $937.3 million for the six months ended June 30, 2000. Lower sales for FoodTech and Energy Production Systems were partly offset by increased revenue from Airport Systems and Energy Processing Systems. Energy Production Systems' sales in the first half of 2001 decreased $17.1 million, or 4.9% to $330.4 million, from $347.5 million in the first half of 2000. Energy Processing Systems' revenue in the first half of 2001 increased $21.9 million, or 13.3%, to $186.5 million from $164.6 million in the first half of 2000. FoodTech's revenue in the first half of 2001 decreased $56.4 million, or 19.0%, to $241.1 million, from $297.5 million in the first half of 2000. Airport System's revenue in the first half of 2001 increased $26.0 million, or 20.2%, to $154.6 million, from $128.6 million in the first half of 2000.

Lower revenue for Energy Production Systems for the six months ended June 30, 2001 was primarily the result of lower sales of floating production systems and, to a lesser extent, subsea systems, partially offset by increased sales of the surface product line. Decreased revenue from sales of floating production systems in 2001 reflected the effect of project delays by customers. In addition, the comparison was affected by sales during the first half of 2000 of floating production equipment to the Petro Canada Terra Nova project located off the coast of Nova Scotia. Lower subsea system sales in the first half of 2001 for projects in the North Sea were partly offset by increased sales of subsea systems for projects in the Gulf of Mexico and Brazil. Increased revenue from the sales of surface wellhead equipment during the first half of 2001 reflected improvements in both domestic and international markets.

Higher revenue for Energy Processing Systems for the six months ended June 30, 2001 was primarily the result of increased sales of fluid control equipment, partially offset by lower sales of blending and transfer equipment. The increase in sales of fluid control equipment primarily reflected higher volumes to the oilfield service company market. Lower sales of blending and transfer equipment were attributable to delays in orders for lube blending and bulk conveying systems.

Lower revenue for FoodTech for the six months ended June 30, 2001 was primarily the result of decreased sales of food processing equipment, primarily tomato processing systems, and decreased sales of freezers and harvesting equipment reflecting the impact of economic factors on customers' capital spending decisions. Additional sales of food handling and packaging systems partially offset this decrease in revenue.

Increased revenue for Airport Systems in the six months ended June 30, 2001 resulted from increased sales for airport ground support equipment, with the increase primarily attributable to the shipment of higher volumes of cargo loaders to the air freight market, the timing of the receipt of orders and, to a lesser extent, additional revenue from the Next Generation Small Loader contract with the United States Air Force. Also contributing to improved revenue in 2001 were increased sales of Jetway passenger boarding bridges, and sales of transporters and passenger steps to customers located in Europe and the Middle East.

Segment operating profit. Our total segment operating profit decreased $18.3 million, or 27.6%, to $48.1 million in the six months ended June 30, 2001 from $66.4 million in the six months ended June 30, 2000. Energy Production Systems' operating profit in the first half of 2001 decreased $9.6 million, or 41.6%, to $13.5 million from $23.1 million in the first half of 2000. Energy Processing Systems' operating profit in the first half of 2001 increased $0.5 million, or 6.0%, to $8.8 million from $8.3 million in the first half of 2000. FoodTech's operating profit in the first half of 2001 decreased $13.3 million, or 47.3%, to $14.8 million from $28.1 million in the first half of 2000. Airport Systems' operating profit in the first half of 2001 increased $4.1 million, or 59.4%, to $11.0 million from $6.9 million in the first half of 2000.

Energy Production Systems' operating profit decreased in the first half of 2001, primarily as a result of lower volumes of floating production systems offset somewhat by higher volumes for surface wellhead. The effect on operating income of the decline in North Sea subsea volumes was partly offset by higher operating profits from projects in the Gulf of Mexico and offshore Brazil.

Energy Processing Systems' operating profit increased in the first half of 2001, reflecting improved volumes and margins for fluid control equipment, partially offset by reduced profitability in the blending and transfer business.

FoodTech's operating profit decreased in the first half of 2001, primarily as a result of lower sales volumes for food processing equipment. This decrease was partially offset by cost savings from restructuring of the food processing business. Weak margins for freezing systems also contributed to the reduced profitability.

Airport Systems' operating profit increased in the first half of 2001, primarily as a result of a higher volume of sales for airline ground support equipment and also as a result of the Next Generation Small Loader contract with the United States Air Force. This increase was partly offset by lower margins for Jetway passenger boarding bridges attributable to spending on new product releases for two domestic projects.

Corporate expenses. Corporate expenses decreased by $0.4 million, or 2.4%, from $16.8 million for the six months ended June 30, 2000 to $16.4 million for the six months ended June 30, 2001.

Other income and expense, net. Other income and expense is comprised primarily of LIFO inventory adjustments, certain components of employee benefit plan cost or benefit and certain foreign exchange gains or losses. For the six months ended June 30, 2001 and 2000, other income and expense consisted of expense of $0.7 million and $1.6 million, respectively. Lower expense in 2001 was primarily a result of a decrease in expense related to LIFO inventory adjustments and an increase in foreign currency-related gains, in part a result of accounting for certain foreign currency forward contracts under the new accounting standard. Partially offsetting this decrease in expense was a reduction in pension-related benefit.

Asset impairments and restructuring and other charges. During the six months ended June 30, 2001, we recorded an asset impairment and nonrecurring restructuring charges of $10.5 million before taxes ($6.5 million after tax). During the six months ended June 30, 2000, we recorded asset impairments and restructuring and nonrecurring charges totaling $11.3 million before taxes ($6.9 million after tax). See Note 8 to the Company's June 30, 2001 consolidated financial statements.

Net interest expense. Net interest expense is associated with cash balances and third-party debt in our operating companies. Because FMC Corporation funded most of its businesses centrally prior to June 2001, our third-party debt and cash balance prior to June 2001 were minimal and were not representative of what our actual debt or cash balances would have been had we been a separate, stand-alone entity. Net interest expense for the six months ended June 30, 2001 and 2000 was $2.9 million and $0.6 million, respectively. The increase in net interest expense in 2001 was primarily the result of interest expense associated with new debt we incurred in preparation for our separation from FMC Corporation. Had we incurred a similar level of debt at the same interest rate for the six months ended June 30, 2001 and 2000, we estimate that our net interest expense on a pro forma basis would have been $9.2 million in each of the two periods.

Income tax expense. Income tax expense for the six months ended June 30, 2001 was $11.0 million on pretax income of $17.6 million. Excluding the effects of restructuring and impairment charges, the income tax expense related to the repatriation of offshore earnings and the cumulative effect of a change in accounting principle, income tax expense for the first half of 2001 was $7.5 million on adjusted pretax earnings of $28.1 million, resulting in an effective tax rate of 27%. Income tax expense for the six months ended June 30, 2000 was $8.2 million on pretax income of $36.1 million. Excluding the effects of restructuring and impairment charges, income tax expense for the first half of 2000 was $12.6 million on adjusted pretax earnings of $47.4 million, resulting in an effective tax rate of 27%.

The differences between the effective tax rates for these periods and the statutory U.S. Federal income tax rate relate primarily to differing foreign tax rates, foreign sales corporation and qualifying foreign trade income benefits, incremental state taxes and nondeductible goodwill amortization and expenses.

Cumulative effect of a change in accounting principle, net of income taxes. On January 1, 2001, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, resulting in a loss from the cumulative effect of a change in accounting principle of $4.7 million, net of an income tax benefit of $3.0 million. See Note 5 to the Company's June 30, 2001 consolidated financial statements and the section entitled, "Recently Adopted Accounting Pronouncement."

Net income. Net income in 2001 decreased $26.0 million to $1.9 million, compared with $27.9 million in 2000, due primarily to a decrease in segment operating profit. Also contributing to the decrease in net income in 2001 were additional provisions for income taxes of $7.5 million in conjunction with repatriation of offshore earnings and the reorganization of the Company's worldwide entities in anticipation of their separation from FMC Corporation; asset impairments and nonrecurring restructuring charges totaling $6.5 million on an after-tax basis; and the cumulative effect of a change in accounting principle consisting of an after-tax charge of $4.7 million.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------   ---------------------------------------------------------

The information required by this item is provided in "Derivative Financial Instruments and Market Risks", under ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------

A report by KPMG LLP, FMC Technologies' independent accountants, on the financial statements included in Form 10-Q for the quarter ended June 30, 2001 is included on page 25.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------



The Board of Directors
FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. as of June 30, 2001, and the related consolidated and combined statements of income and changes in stockholders' equity for the three-month and six-month periods ended June 30, 2001 and 2000 and the consolidated and combined statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These consolidated and combined financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated and combined financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of FMC Technologies, Inc. as of December 31, 2000 and the related combined statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated February 9, 2001, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.



/s/ KPMG LLP

Chicago, Illinois
July 31, 2001

     PAGE 26
                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

There has been no material change in the Company's significant legal proceedings from the information reported under "Business" in the "Legal Proceedings" section of the Company's Registration Statement on Form S-1, as amended.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------  -----------------------------------------

On June 19, 2001, the Company completed an initial public offering (IPO) in which it sold 11,050,000 shares of its common stock at a price of $20 per share. The shares were sold pursuant to a registration statement on Form S-1 (File No. 333-55920) that was declared effective by the Securities and Exchange Commission on June 13, 2001, which was the day prior to the commencement of the offering. The Company registered 12,707,500 shares under this registration statement, including 1,667,500 shares that could have been issued upon exercise of the underwriters' overallotment option. Based on the $20 per share offering price, the registered shares had an aggregate offering price of $254,150,000. The managing underwriters for the offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, Salomon Smith Barney Inc. and Banc of America Securities LLC.

The gross proceeds from the 11,050,000 shares sold in the IPO were $221,000,000. Underwriting discounts, commissions and other offering expenses, all of which were paid directly by the Company, are estimated to have totaled $16,500,000. None of the underwriting discounts and commissions or other offering expenses was paid to directors, officers, persons owning 10% or more of the Company's common stock or to its other affiliates. In accordance with the separation and distribution agreement, the Company distributed proceeds of $196,500,000 to FMC Corporation, which was the holder of 83% of the Company's issued and outstanding shares upon completion of the IPO and retained $8,000,000 for estimated costs related to the offering to be paid by the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

(a)  Exhibits
     --------

    Number in
  Exhibit Table          Description
  -------------          -----------
     10.6.a        FMC Corporation Defined Benefit Retirement Trust

     10.6.b        Amendment to the FMC Corporation Defined Benefit Retirement
                   Trust

       11          Statement re: computation of
                   diluted earnings per share

       15          Letter re: unaudited
                   interim financial information

(b)  Reports on Form 8-K
     -------------------
     None

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                FMC TECHNOLOGIES, INC.
                                                ------------------------
                                                (Registrant)




Date: August 14, 2001                           /s/ Ronald D. Mambu
      ---------------                           --------------------------------
                                                Ronald D. Mambu
                                                Vice President, Controller, and
                                                duly authorized officer

                                 EXHIBIT INDEX
                                 -------------



    Number in
  Exhibit Table     Description
  -------------     -----------

     10.6.a       FMC Corporation Defined Benefit Retirement Trust

     10.6.b       Amendment to the FMC Corporation Defined Benefit Retirement
                  Trust

       11         Statement re: computation of
                  diluted earnings per share

       15         Letter re: unaudited
                  interim financial
                  information (KPMG LLP)