Form 10-Q
period 2001-09-30
FMC TECHNOLOGIES INC
filed 2001-11-14
CIK 1135152

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the quarterly period ended September 30, 2001

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the transition period from     to    .

                        Commission File Number 1-16489

                            FMC Technologies, Inc.
            (Exact name of registrant as specified in its charter)

                         Delaware                 36-4412642
              (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

                            200 East Randolph Drive
                            Chicago, Illinois 60601
                                (312) 861-6000
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                  Outstanding at September 30, 2001
                    -----                  ---------------------------------
   Common Stock, par value $0.01 per share            65,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

          CONSOLIDATED AND COMBINED STATEMENTS OF INCOME (Unaudited)
                     (In millions, except per share data)

                                                                                            Three Months       Nine Months
                                                                                                Ended             Ended
                                                                                            September 30      September 30
                                                                                            ------------   ------------------
                                                                                            2001    2000     2001      2000
                                                                                           ------  ------  --------  --------
Revenue................................................................................... $474.0  $452.6  $1,381.5  $1,389.9
Costs and expenses:
   Cost of sales or services..............................................................  363.3   345.0   1,065.6   1,053.8
   Selling, general and administrative expense............................................   69.5    71.1     214.1     222.9
   Research and development expense.......................................................   13.0    11.4      42.0      40.3
   Asset impairments (Note 8).............................................................     --      --       1.3       1.5
   Restructuring and other charges (Note 8)...............................................    6.3      --      15.5       9.8
                                                                                           ------  ------  --------  --------
      Total costs and expenses............................................................  452.1   427.5   1,338.5   1,328.3
                                                                                           ------  ------  --------  --------
Income before minority interests, interest income, interest expense, income taxes, and the
 cumulative effect of a change in accounting principle....................................   21.9    25.1      43.0      61.6
Minority interests........................................................................    0.1      --       0.7      (0.2)
Interest expense..........................................................................    6.2     2.3      10.5       4.1
Interest (income).........................................................................   (1.0)   (0.2)     (2.4)     (1.4)
                                                                                           ------  ------  --------  --------
Income before income taxes and the cumulative effect of a change in accounting principle..   16.6    23.0      34.2      59.1
Provision for income taxes................................................................    5.2     6.2      16.2      14.4
                                                                                           ------  ------  --------  --------
Income before the cumulative effect of a change in accounting principle...................   11.4    16.8      18.0      44.7
Cumulative effect of a change in accounting principle, net of income taxes (Note 5).......     --      --      (4.7)       --
                                                                                           ------  ------  --------  --------
Net income................................................................................ $ 11.4  $ 16.8  $   13.3  $   44.7
                                                                                           ======  ======  ========  ========
Pro forma basic earnings per common share:
   Income before cumulative effect of a change in accounting principle.................... $ 0.18          $   0.28
   Cumulative effect of a change in accounting principle..................................     --             (0.07)
                                                                                           ------          --------
Pro forma net earnings per common share................................................... $ 0.18          $   0.21
                                                                                           ======          ========
Average number of shares used in pro forma basic earnings per share computation...........   65.0              65.0
                                                                                           ======          ========
Pro forma diluted earnings per common share:
   Income before cumulative effect of a change in accounting principle.................... $ 0.17          $   0.27
   Cumulative effect of a change in accounting principle..................................     --             (0.07)
                                                                                           ------          --------
Pro forma net earnings per common share................................................... $ 0.17          $   0.20
                                                                                           ======          ========
Average number of shares used in pro forma diluted earnings per share computation.........   66.2              65.8
                                                                                           ======          ========


 The accompanying notes are an integral part of the consolidated and combined financial statements.

             FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED AND COMBINED BALANCE SHEETS
                (In millions, except share and per share data)

                                                                                     September 30
                                                                                         2001     December 31
                                                                                     (Unaudited)     2000
                                                                                     ------------ -----------
                                      ASSETS
Current assets:
   Cash and cash equivalents........................................................   $   89.0    $   17.8
   Trade receivables, net of allowances of $8.5 in 2001 and $7.2 in 2000............      352.0       328.9
   Inventories......................................................................      276.8       254.8
   Other current assets.............................................................       76.1        62.0
   Deferred income taxes............................................................       28.1        29.8
                                                                                       --------    --------
       Total current assets.........................................................      822.0       693.3
   Investments......................................................................       27.0        29.9
   Property, plant and equipment, net (Note 6)......................................      256.4       257.3
   Goodwill and intangible assets...................................................      343.1       373.1
   Other assets.....................................................................       29.6        12.0
   Deferred income taxes............................................................        9.3         8.1
                                                                                       --------    --------
          Total assets..............................................................   $1,487.4    $1,373.7
                                                                                       ========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt (Note 10)........................................................   $   82.6    $   41.1
   Accounts payable, trade and other................................................      329.0       328.3
   Accrued and other current liabilities............................................      187.9       153.2
   Payable to FMC Corporation, net (Note 2).........................................       32.7          --
   Current portion of accrued pension and other postretirement benefits.............       17.5        13.2
   Income taxes payable to FMC Corporation..........................................       41.7        34.0
                                                                                       --------    --------
       Total current liabilities....................................................      691.4       569.8
Long-term debt (Note 10)............................................................      250.2          --
Accrued pension and other postretirement benefits, less current portion.............       50.6        59.2
Reserve for discontinued operations.................................................       25.7        30.6
Other liabilities...................................................................       78.0        76.0
Minority interests in consolidated companies........................................        3.3         0.5
Stockholders' equity:
   Preferred stock, $0.01 par value, authorized 12,000,000 shares; no shares issued
     in 2001 or 2000................................................................         --          --
   Common stock, $0.01 par value, 195,000,000 and 1,000 shares authorized in
     2001 and 2000; 65,000,000 and 1,000 shares issued and outstanding in 2001
     and 2000 (Note 12).............................................................        0.7          --
   Capital in excess of par value of common stock...................................      509.8          --
   Owner's net investment...........................................................         --       752.0
   Retained earnings................................................................       20.9          --
   Accumulated other comprehensive loss.............................................     (143.2)     (114.4)
                                                                                       --------    --------
       Total stockholders' equity...................................................      388.2       637.6
                                                                                       --------    --------
          Total liabilities and stockholders' equity................................   $1,487.4    $1,373.7
                                                                                       ========    ========

 The accompanying notes are an integral part of the consolidated and combined financial statements.

             FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

        CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In millions)

                                                                                                   Nine Months
                                                                                                Ended September 30
                                                                                                -----------------
                                                                                                 2001       2000
                                                                                                ------    -------
Cash provided (required) by operating activities of continuing operations:
   Income before the cumulative effect of a change in accounting principle..................... $ 18.0    $  44.7
   Adjustments to reconcile income before the cumulative effect of a change in accounting principle to cash provided (required) by operating activities of continuing operations:
       Depreciation and amortization...........................................................   42.9       45.6
       Asset impairments (Note 8)..............................................................    1.3        1.5
       Restructuring and other charges (Note 8)................................................   15.5        9.8
       Settlement of derivative contracts......................................................   (3.8)        --
       Deferred income taxes...................................................................    0.6        0.7
       Other...................................................................................    7.4        6.9
Changes in operating assets and liabilities excluding the effect of acquisitions of businesses:
   Trade receivables...........................................................................   (7.1)     (38.0)
   Net sale (repurchase) of securitized receivables............................................  (38.0)       1.9
   Inventories.................................................................................  (17.6)       9.9
   Other current assets and other assets.......................................................  (16.5)     (34.5)
   Accounts payable, accrued and other current liabilities and other liabilities...............   16.9     (111.5)
   Income taxes payable........................................................................    7.1       14.3
   Restructuring reserve.......................................................................  (16.5)      10.8
   Accrued pension and other postretirement benefits, net......................................   (9.8)      (5.3)
                                                                                                ------    -------
Cash provided (required) by operating activities of continuing operations......................    0.4      (43.2)
                                                                                                ------    -------
Cash required by discontinued operations.......................................................   (4.9)      (2.8)
                                                                                                ------    -------
Cash provided (required) by investing activities:
   Acquisitions of businesses..................................................................   (2.6)     (47.4)
   Capital expenditures........................................................................  (39.9)     (28.4)
   Proceeds from disposal of property, plant and equipment and sale-leasebacks.................    7.7       22.4
   Increase in investments.....................................................................   (1.4)      (8.3)
                                                                                                ------    -------
Cash required by investing activities..........................................................  (36.2)     (61.7)
                                                                                                ------    -------

                                                                    (Continued)

             FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

                                 (In millions)

                                                                 Nine Months
                                                              Ended September 30
                                                              -----------------
                                                                2001     2000
                                                              -------   -------
 Cash provided (required) by financing activities:
    Net increase in short-term debt.......................... $  41.5    $ 58.3
    Proceeds from issuance of long-term debt (Note 2)........   250.2        --
    Repayments of long-term debt.............................      --      (0.2)
    Issuance of common stock (Note 2)........................   207.2        --
    Net contributions from FMC Corporation (Note 3)..........    94.6      36.7
    Payments to FMC Corporation (Note 2).....................  (480.1)       --
                                                              -------   -------
 Cash provided by financing activities.......................   113.4      94.8
                                                              -------   -------
 Effect of exchange rate changes on cash and cash equivalents    (1.5)     (2.4)
                                                              -------   -------
 Increase (decrease) in cash and cash equivalents............    71.2     (15.3)
 Cash and cash equivalents, beginning of period..............    17.8      40.1
                                                              -------   -------
 Cash and cash equivalents, end of period.................... $  89.0    $ 24.8
                                                              =======   =======

Supplemental disclosure of cash flow information:

   Cash paid for interest was $11.5 million and $5.6 million, and net cash paid (refunded) for income taxes was $3.9 million and $(3.5) million for the nine-month periods ended September 30, 2001 and 2000, respectively.

 The accompanying notes are an integral part of the consolidated and combined financial statements.

             FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                                             Accumulated
                                                              Capital            Owner's        other
                                                      Common in excess Retained    net      comprehensive   Comprehensive
                                                      stock   of par   earnings investment earnings (loss) earnings (loss)
                                                      ------ --------- -------- ---------- --------------- ---------------
                                                                                 (In millions)
Balance at December 31, 1999.........................  $ --   $   --    $  --    $ 802.0       $ (79.8)
Net income...........................................    --       --       --        9.6            --         $  9.6
Foreign currency translation adjustment..............    --       --       --         --          (8.0)          (8.0)
Contribution from owner (Note 3).....................    --       --       --       30.0            --             --
                                                       ----   ------    -----    -------       -------         ------
                                                                                                               $  1.6
                                                                                                               ======
Balance at March 31, 2000............................    --       --       --      841.6         (87.8)
Net income...........................................    --       --       --       18.3            --         $ 18.3
Foreign currency translation adjustment..............    --       --       --         --         (10.5)         (10.5)
Distribution to owner (Note 3).......................    --       --       --      (22.4)           --             --
                                                       ----   ------    -----    -------       -------         ------
                                                                                                               $  7.8
                                                                                                               ======
Balance at June 30, 2000.............................             --       --      837.5         (98.3)
Net income...........................................    --       --       --       16.8            --         $ 16.8
Foreign currency translation adjustment..............    --       --       --         --         (16.1)         (16.1)
Contribution from owner (Note 3).....................    --       --       --       29.1            --             --
                                                       ----   ------    -----    -------       -------         ------
                                                                                                               $  0.7
                                                                                                               ======
Balance at September 30, 2000........................    --   $   --    $  --    $ 883.4       $(114.4)
                                                       ====   ======    =====    =======       =======

Balance at December 31, 2000.........................  $ --   $   --    $  --    $ 752.0       $(114.4)
Net loss.............................................    --       --       --       (8.3)           --         $ (8.3)
Foreign currency translation adjustment..............    --       --       --         --          (9.9)          (9.9)
Contribution from owner (Note 3).....................    --       --       --       35.5            --             --
Net deferral of hedging losses.......................    --       --       --         --          (1.3)          (1.3)
Cumulative effect of a change in accounting principle
  (Note 5)...........................................    --       --       --         --          (1.3)          (1.3)
                                                       ----   ------    -----    -------       -------         ------
                                                                                                               $(20.8)
                                                                                                               ======
Balance at March 31, 2001............................    --       --       --      779.2        (126.9)
Net income (Note 3)..................................    --       --      9.5        0.7                       $ 10.2
Issuance of common stock to FMC Corporation (Note
  12)................................................   0.6    297.8       --     (298.4)           --             --
Sale of common stock to public (Note 2)..............   0.1    207.1       --         --            --             --
Return of capital to FMC Corporation (Note 2)........    --       --       --     (488.1)           --             --
Accrual of additional payment to FMC Corporation
  (Note 2)...........................................    --       --       --      (35.7)           --             --
Foreign currency translation adjustment..............    --       --       --         --         (23.6)         (23.6)
Contribution from owner (Note 3).....................    --       --       --       42.3            --             --
Net deferral of hedging losses.......................    --       --       --         --          (2.8)          (2.8)
                                                       ----   ------    -----    -------       -------         ------
                                                                                                               $(16.2)
                                                                                                               ======
Balance at June 30, 2001.............................   0.7    504.9      9.5         --        (153.3)
Net income (Note 3)..................................    --              11.4         --                       $ 11.4
Additional capital contributed by FMC Corporation....    --      4.9       --         --            --             --
Foreign currency translation adjustment..............    --       --       --         --           6.4            6.4
Net deferral of hedging losses.......................    --       --       --         --           3.7            3.7
                                                       ----   ------    -----    -------       -------         ------
                                                                                                               $ 21.5
                                                                                                               ======
Balance at September 30, 2001........................  $0.7   $509.8    $20.9    $    --       $(143.2)
                                                       ====   ======    =====    =======       =======

 The accompanying notes are an integral part of the consolidated and combined financial statements.

             FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Unaudited)

Note 1: Nature of Organization and Business

   On October 31, 2000, FMC Corporation (FMC) announced its intention to reorganize its Energy Systems and Food and Transportation Systems businesses as a new company, FMC Technologies, Inc. (FMC Technologies or the Company), and to sell up to 19.9% of FMC Technologies' common stock by means of an initial public offering. On June 14, 2001, FMC Technologies made an initial public offering of 17.0% of FMC Technologies' common stock. FMC Corporation further advised FMC Technologies that it plans to distribute its remaining holdings in FMC Technologies to FMC's shareholders in a tax-free transaction by the end of calendar year 2001.

   FMC Technologies was incorporated in Delaware on November 13, 2000 and is currently an 83.0%-owned subsidiary of FMC Corporation. FMC Technologies designs, manufactures and services technologically sophisticated systems and products for its customers through its Energy Production Systems, Energy Processing Systems, FoodTech and Airport Systems segments. Energy Production Systems is a leading supplier of systems and services used in the offshore, particularly deepwater, exploration and production of crude oil and natural gas. Energy Processing Systems is a leading provider of specialized systems and products to customers involved in the production, transportation and processing of crude oil, natural gas and refined petroleum-based products. FoodTech is a leading supplier of technologically sophisticated food handling and processing systems and products to industrial food processing companies. Airport Systems provides technologically advanced equipment and services for airlines, airports, air freight companies and the U.S. military.

Note 2: Formation Transactions

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

   On June 4, 2001, FMC Technologies borrowed $280.9 million under two revolving debt agreements (Note 10), and on June 19, 2001, FMC Technologies received proceeds of $207.2 million from an initial public offering of 17% of its common stock. Under the terms of the Separation and Distribution Agreement (the SDA) between FMC Corporation and FMC Technologies, in exchange for the assets contributed by FMC Corporation to FMC Technologies, FMC Technologies remitted $480.1 million of the proceeds of the debt and equity financings to FMC Corporation in June 2001, and retained $8.0 million of proceeds to cover the estimated expenses of the initial public offering (which will be adjusted to reflect actual expenses at a later date).

   FMC Technologies expects to pay an additional $32.7 million to FMC Corporation, which has been accrued as of September 30, 2001. This additional payment incorporates a "true-up" under the terms of the SDA. The "true-up" calculation assumes that FMC Technologies was operating as an independent entity beginning January 1, 2001 and that the Company had debt, net of cash, on January 1, 2001 of $300.5 million after repurchasing $38.0 million of accounts receivable previously sold in connection with FMC's accounts receivable financing program. After remitting the "true-up" payment to FMC, the Company's debt, net of cash, will be the same as if the Company had been operating independently since January 1, 2001 and had transferred to FMC the net proceeds of the initial public offering.

   The Company's obligation relating to the true up is included in the line item, Payable to FMC Corporation, net, on the September 30, 2001 balance sheet and is shown net of receivables of $23.1 million from FMC Corporation relating to other intercompany transactions.

             FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

Note 3: Basis of Presentation

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

   The financial statements of FMC Technologies for all periods prior to June 1, 2001 included herein reflect the combined results of the businesses as if they had been contributed to the Company for all periods. Subsequent to the contribution, all of the businesses included in these combined financial statements became consolidated subsidiaries or divisions of the Company or investments of the Company or its subsidiaries.

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

   The combined financial statements do not necessarily reflect the debt or interest expense FMC Technologies would have incurred if it had been a stand-alone entity. In addition, the combined financial statements may not be indicative of the Company's combined financial position, operating results or cash flows in the future or what the Company's financial position, operating results and cash flows would have been had FMC Technologies been a separate, stand-alone entity during all periods presented.

Note 4: Financial Information and Accounting Policies

   The consolidated balance sheet of FMC Technologies as of September 30, 2001, the related consolidated statements of income, cash flows and changes in stockholders' equity for the interim periods ended September 30, 2001, and the combined statements of income, cash flows and stockholders' equity for the interim periods ended September 30, 2000 have been reviewed by FMC Technologies' independent accountants. The review is described more fully in their report included herein. In the opinion of management, these consolidated and combined financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a

             FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES fair statement of the Company's results of operations, cash flows and changes in stockholders' equity for the interim periods ended September 30, 2001 and 2000 and of its financial position as of September 30, 2001 on the basis described in Note 3. All such adjustments are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 are not necessarily predictive of the results of operations for the full year.

   The Company's accounting policies as of September 30, 2001 are set forth in
Note 3 to the Company's combined December 31, 2000 financial statements, which are included in the Company's Registration Statement on Form S-1, as amended.

Note 5: Derivative Financial Instruments

   On January 1, 2001, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the Statement). The Statement requires us to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction. In accordance with the provisions of the Statement, we recorded a first quarter 2001 loss from the cumulative effect of a change in accounting principle of $4.7 million, net of an income tax benefit of $3.0 million, in the consolidated statements of income, and a deferred loss of $1.3 million, net of an income tax benefit of $0.9 million, in accumulated other comprehensive loss. The 2001 cash outflow related to contracts settled as a result of the adoption of SFAS No. 133 of $3.8 million is reported separately in the consolidated statements of cash flows.

   Gains and losses representing hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness related to the Company's outstanding cash flow hedges, were recorded in earnings and amounted to less than $0.1 million during the nine months and quarter ended September 30, 2001. At September 30, 2001, the net deferred hedging loss in accumulated other comprehensive loss was $1.7 million after tax, of which approximately $0.6 million of net after-tax gains are expected to be recognized in earnings during the twelve months ending September 30, 2002, at the time the underlying hedged transactions are realized, and of which net losses of $2.3 million are expected to be recognized at various times subsequent to September 30, 2002 and continuing through November 30, 2009.

Note 6: Property, Plant and Equipment

   Property, plant and equipment comprised the following, in millions:

                                        September
                                          2001     December 31,
                                       (Unaudited)     2001
                                       ----------- ------------
Property, plant and equipment, at cost   $ 601.4     $ 584.1
Accumulated depreciation..............    (345.0)     (326.8)
                                         -------     -------
Net property, plant and equipment.....   $ 256.4     $ 257.3
                                         =======     =======

Note 7: Business Combinations and Divestitures

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

             FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

   The Company also completed several smaller acquisitions, divestitures and joint venture investments during the nine months ended September 30, 2001 and 2000.

Note 8: Asset Impairments and Restructuring and Other Charges

   In the third quarter of 2001, FMC Technologies recorded restructuring and tax charges of $6.3 million ($5.3 million after tax). The charges included $8.3 million of new reserves related to approximately 275 personnel reductions in certain FoodTech, Airport Systems and Energy Systems operations; a reduction of $2.0 million in certain specific reserves recorded in the first quarter of 2001 reflecting both favorable changes in the underlying businesses and adjustments to cost estimates; and a non-recurring income tax charge of $1.4 million related to the reorganization of the company's and FMC's worldwide entities in anticipation of the separation of the Company from FMC.

   In the first quarter of 2001, FMC Technologies recorded asset impairment and restructuring and tax charges of $10.5 million ($9.8 million after tax). An asset impairment of $1.3 million was required to write off goodwill associated with a small FoodTech product line, which the Company does not intend to develop further. Restructuring charges were $9.2 million, of which $5.2 million related to planned reductions in force of 91 individuals in the Energy Processing Systems businesses, $2.5 million related to planned reductions in force of 72 positions in the FoodTech businesses, and $1.5 million related to a planned plant closing and restructuring of an Airport Systems facility, including 73 planned workforce reductions. In addition, a non-recurring income tax charge of $3.3 million was recognized in connection with the repatriation of cash from certain non-U.S. entities in anticipation of the separation of the Company from FMC.

   During the nine months ended September 30, 2001, restructuring spending relating to 2001 programs amounted to $9.0 million. Remaining reserves at September 30, 2001 totaled $6.5 million, with 215 remaining reductions in force expected to occur before June 30, 2002.

   In the second quarter of 2000, FMC Technologies recorded asset impairments and restructuring and other non-recurring charges totaling $11.3 million before taxes ($6.9 million after tax). Asset impairments of $1.5 million were required to write down certain Energy Production Systems equipment, as estimated future cash flows attributed to these assets indicated that an impairment of the assets had occurred. Restructuring and other non-recurring charges were $9.8 million, of which $8.0 million resulted primarily from strategic decisions to restructure certain FoodTech operations, and included planned reductions in force of 236 individuals. Restructuring charges of $1.4 million at Energy Production Systems included severance costs related to planned reductions in force of 68 individuals as a result of the delay in orders received from oil and gas companies for major systems. Restructuring charges of $0.4 million related to a corporate reduction in force.

   Restructuring spending under the 2000 programs totaled $7.0 million in 2000 and $3.0 million in 2001, and all programs were substantially completed by March 31, 2001. The additional required charge of $0.2 million for these programs was included in restructuring costs recognized in the first quarter of 2001.

Note 9: Inventories

   Inventories consisted of the following:

                                                               September 30, December 31,
                                                                   2001          2000
                                                               ------------- ------------
(In millions)                                                   (Unaudited)
Raw materials and purchased parts.............................    $102.0       $ 112.0
Work in progress..............................................     110.2         120.8
Manufactured parts and finished goods.........................     162.2         124.6
                                                                  ------       -------
Gross inventory before valuation adjustments and LIFO reserves     374.4         357.4
Valuation adjustments and LIFO reserves.......................     (97.6)       (102.6)
                                                                  ------       -------
Net inventory.................................................    $276.8       $ 254.8
                                                                  ======       =======

             FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

Note 10: Debt

   Because FMC Corporation has historically funded most of its businesses centrally, third-party debt and cash for operating companies was minimal prior to June 2001 and is not necessarily representative of what the Company's actual debt balances would have been had the Company been a separate, stand-alone entity.

   In June 2001, the Company entered into a $250 million five-year credit agreement and a $150 million 364-day revolving credit facility. Among other restrictions, the credit agreements contain covenants relating to tangible net worth and debt to earnings and interest coverage ratios (as defined in the agreements). The Company is in compliance with all debt covenants at September 30, 2001. At September 30, 2001, long-term debt of $250.2 million consisted of $250.0 million in borrowings against the five-year facility and $0.2 million of foreign borrowings.

   The Company has entered into interest rate swap agreements related to $150.0 million of the long-term borrowings to fix the interest rate thereon at 5.37 percent. The balance of the long-term debt bears interest at a floating rate of LIBOR plus 100 basis points.

   At September 30, 2001, short-term debt included $38.9 million of borrowings under the 364-day facility, $15.0 million of borrowings from an uncommitted domestic daily credit facility, $7.4 million of third-party debt of FMC Technologies' foreign operations and $21.3 million of borrowings from MODEC International LLC, a 37.5%-owned joint venture. Interest on the domestic short-term debt was at floating rates ranging from 4.2% to 6.0% at September 30, 2001.

   At December 31, 2000 short-term debt was comprised of third-party debt of FMC Technologies' foreign operations and borrowings from MODEC International LLC, amounting to $14.0 million and $26.9 million, respectively.

Note 11: Income Taxes

   The Company's income tax provision for the three and nine months ended September 30, 2001, respectively, includes non-recurring charges of $1.4 million and $8.9 million related to the reorganization of FMC Corporation's worldwide entities and repatriation of a portion of FMC Technologies' foreign earnings in preparation for the Company's separation from FMC Corporation.

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

   The provision for income taxes in FMC Technologies' consolidated and combined financial statements has been prepared as if FMC Technologies were a stand-alone entity and filed separate tax returns. Substantially all of the Company's current domestic tax liability at September 30, 2001 and December 31, 2000 is payable to FMC under the terms of a tax sharing agreement between FMC Technologies and FMC.

Note 12: Capital Stock

   At December 31, 2000, our capital stock consisted of 1,000 authorized, issued and outstanding shares of $0.01 par common stock, all of which was owned by FMC Corporation. At September 30, 2001, our capital stock consisted of 195,000,000 authorized shares of $0.01 par common stock and 12,000,000 shares of undesignated

             FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

$0.01 par preferred stock. At September 30, 2001, 65,000,000 common shares were issued and outstanding, 83.0 percent of which were owned by FMC Corporation and
17.0 percent of which were sold in an initial public offering, which closed on June 19, 2001. No preferred shares were outstanding as of September 30, 2001.

   Our common stock is traded on the New York Stock Exchange.

Note 13: Commitments and Contingent Liabilities

   The Company has certain contingent liabilities arising from litigation, claims, performance guarantees, leases, and other commitments incident to the ordinary course of business. Management believes that the ultimate resolution of these known contingencies will not materially affect the Company's consolidated financial position, results of operations or cash flows.

Note 14: Business Segment Information

                                           Three Months        Nine Months
                                        Ended September 30 Ended September 30
                                        -----------------  ------------------
                                          2001      2000     2001      2000
                                        ------     ------  --------  --------
                                                    (in millions)
Revenue
   Energy Production Systems........... $176.1     $150.8  $  506.5  $  498.3
   Energy Processing Systems...........   95.5       93.7     282.0     258.3
   Eliminations........................   (0.1)      (0.6)     (0.4)     (0.9)
                                        ------     ------  --------  --------
   Subtotal Energy Systems.............  271.5      243.9     788.1     755.7
   FoodTech............................  127.6      144.6     368.7     442.1
   Airport Systems.....................   77.6       65.0     232.3     193.6
   Eliminations........................   (2.7)      (0.9)     (7.6)     (1.5)
                                        ------     ------  --------  --------
                                        $474.0     $452.6  $1,381.5  $1,389.9
                                        ======     ======  ========  ========
Income before income taxes and
cumulative effect of a change in
accounting principle
   Energy Production Systems........... $ 12.2     $ 11.8  $   25.8  $   34.9
   Energy Processing Systems...........    8.2        5.9      16.9      14.2
                                        ------     ------  --------  --------
   Subtotal Energy Systems.............   20.4       17.7      42.7      49.1
   FoodTech............................   10.2       10.0      25.0      38.1
   Airport Systems.....................    6.7        4.6      17.7      11.5
                                        ------     ------  --------  --------
   Segment operating profit............   37.3       32.3      85.4      98.7
   Corporate...........................   (7.8)      (8.4)    (24.2)    (25.2)
   Other income and (expense), net.....   (1.4)       1.2      (2.1)     (0.4)
                                        ------     ------  --------  --------
Operating profit before asset
  impairments, restructuring and other
  charges, net interest expense, and
  the cumulative effect of a change in
  accounting principle.................   28.1       25.1      59.1      73.1
   Asset impairments (a)...............     --         --      (1.3)     (1.5)
   Restructuring and other charges (b).   (6.3)        --     (15.5)     (9.8)
   Net interest expense................   (5.2)      (2.1)     (8.1)     (2.7)
                                        ------     ------  --------  --------
Income before income taxes and the
  cumulative effect of a change in
  accounting principle................. $ 16.6     $ 23.0  $   34.2  $   59.1
                                        ======     ======  ========  ========

             FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

--------
(a) The asset impairment in 2001 relates to FoodTech. The asset impairments in 2000 relate to Energy Production Systems.
(b) Restructuring and other charges for the three months ended September 30, 2001 relate to FoodTech ($2.7 million), Airport Systems ($2.2 million), Energy Production Systems ($1.1 million), Corporate ($0.4 million), and Energy Processing Systems (($0.1) million). Restructuring and other charges for the nine months ended September 30, 2001 relate to FoodTech ($5.2 million), Energy Processing Systems ($5.1 million), Airport Systems ($3.7 million), Energy Production Systems ($1.1 million), and Corporate ($0.4 million). Restructuring and other charges in 2000 relate to FoodTech ($8.0 million), Energy Production Systems ($1.4 million), and Corporate ($0.4 million).

   A description of the Company's segment determination, composition and presentation is included in Notes 3 and 15 to the Company's December 31, 2000 combined financial statements included in the Company's Registration Statement on Form S-1, as amended.

   Business segment results are presented net of minority interests, reflecting only FMC Technologies' share of earnings. Minority interests for the periods ended September 30, 2001 and 2000 were not significant. The corporate line primarily includes staff expenses, and other income and expense, net, consists of all other corporate items, including LIFO inventory adjustments, certain components of employee benefit plan cost or benefit and certain foreign exchange gains or losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FORWARD-LOOKING STATEMENTS--SAFE HARBOR PROVISIONS

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

   We caution that the referenced list of factors may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

                        LIQUIDITY AND CAPITAL RESOURCES

   We had cash and cash equivalents at September 30, 2001 and December 31, 2000 of $89.0 million and $17.8 million, respectively. The increase in cash and cash equivalents reflects higher foreign cash balances at September 30, 2001, which we will use to reduce debt in the fourth quarter of 2001.

   Cash provided by operating activities of continuing operations was $0.4 million for the first nine months of 2001, while cash required by operating activities of continuing operations was $43.2 million for the first nine months of 2000.

   Operating working capital, which excludes cash and cash equivalents, short-term debt, income tax balances, the effect of the Company's sale of accounts receivable at December 31, 2000 and the payable to FMC Corporation, net, at September 30, 2001, decreased, $18.5 million from $189.0 million at December 31, 2000 to $170.5 at September 30, 2001. Our working capital balances vary significantly depending on the payment terms and timing of delivery on key contracts, particularly for Energy Production Systems' customers. Operating working capital decreased during 2001 due primarily to an increase in advance payments received from Energy Processing Systems' customers.

   As part of FMC Corporation, we participated in a financing facility under which accounts receivable were sold without recourse through FMC Corporation's wholly owned, bankruptcy remote subsidiary. This resulted in a reduction of accounts receivable of $38.0 million on our combined balance sheet at December 31, 2000. During the nine months ended September 30, 2001, we ceased our participation in this program, the net effect of which was an increase of $38.0 million of accounts receivable and a corresponding increase in debt.

   Cash required by investing activities was $36.2 million and $61.7 million for the nine months ended September 30, 2001 and 2000, respectively. Higher capital expenditures in 2001 related primarily to investment in equipment for the light well intervention program.

   In 2000, we acquired Northfield Freezing Equipment for $39.8 million in cash and the assumption of liabilities. We routinely evaluate potential acquisitions, divestitures and joint ventures in the ordinary course of business.

   Also during 2000, as part of FMC Corporation, we entered into agreements for the sale and leaseback of $13.7 million of equipment and received net proceeds of $22.4 million in connection with the transaction. A non-amortizing deferred credit was recorded in conjunction with the transaction. Credits recorded in conjunction with sale-leaseback transactions are included in other long-term liabilities and totaled $31.8 million at September 30, 2001 and December 31, 2000.

   Total borrowings, excluding our obligation to FMC Corporation of $32.7 million, net, were $332.9 million at September 30, 2001, while total borrowings were $41.1 million at December 31, 2000. FMC Corporation funded most of its businesses centrally; consequently, our borrowings and cash balances prior to June 2001 are not necessarily representative of what our actual balances would have been had we been a separate stand-alone entity.

   Proceeds from the issuance of common stock in conjunction with our initial public offering were $207.2 million, and we retained $8.0 million to cover expenses which will be adjusted to reflect actual costs and satisfied through a cash settlement with FMC Corporation at a future date. Net proceeds of $199.2 million were distributed to FMC Corporation.

   On June 4, 2001, we borrowed $280.9 million, which we also distributed to FMC Corporation. This borrowing was subject to adjustment after the initial public offering of our common stock to reflect our actual net cash. This borrowing carries an effective interest rate of 100 basis points above the one-month London Interbank Offered Rate. We also entered into interest rate swap agreements related to $150.0 million of the long-term amount borrowed to fix the effective interest rate thereon at an average rate of 5.37%.

   Currently, our committed credit consists of two revolving credit facilities: a $250 million five-year credit agreement and a $150 million 364-day revolving credit facility. Among other restrictions, the credit agreements contain covenants relating to tangible net worth, and debt to earnings and interest coverage ratios (as defined in the agreements). The Company is in compliance with all debt covenants at September 30, 2001.

   We expect to meet our operating needs, fund capital expenditures and potential acquisitions and meet debt service requirements through cash generated from operations and the credit facilities discussed above. As noted previously, we have discontinued selling accounts receivable with the result being a corresponding increase in debt. Capital spending is forecast to be approximately $55 to $58 million for 2001, compared with $43.1 million in 2000.

   The Company's accumulated other comprehensive loss increased from $114.4 million at December 31, 2000 to $143.2 million at September 30, 2001, as a result of increased cumulative foreign currency translation losses of $27.1 million primarily reflecting the translation impact of the Brazilian real and the Swedish krona against the U.S. dollar. In addition, net losses of $1.7 million, primarily from foreign exchange forward contracts, were deferred under SFAS No. 133.

               DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS

   We are subject to financial market risks, including fluctuations in currency exchange rates. In managing our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments for trading purposes. At September 30, 2001 and December 31, 2000, our derivative holdings consisted primarily of foreign currency forward contracts and interest rate swap agreements.

   When our operations sell or purchase products or services, transactions are frequently denominated in currencies other than the particular operation's functional currency. We mitigate our exposure to variability in currency exchange rates when possible through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. Additionally, we initiate hedging activities, generally by entering into foreign exchange forward contracts with third parties, when natural hedges are not feasible. The maturity dates and currencies of the exchange agreements that provide hedge coverage are synchronized with those of the underlying purchase or sales commitments, and the amount of hedge coverage related to each underlying transaction does not exceed the amount of the underlying purchase or sales commitment.

   To monitor our currency exchange rate risks, we use a sensitivity analysis, which measures the impact on earnings of an immediate 10% depreciation or appreciation in value in the foreign currencies to which we have exposure. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Based on the sensitivity analysis at September 30, 2001, such a fluctuation in currency exchange rates in the near term would not materially affect our consolidated operating results, financial position or cash flows. We believe that our hedging activities have been effective in reducing our risks related to historical currency exchange rate fluctuations.

   Our debt instruments subject us to the risk of loss associated with movements in interest rates. We may from time to time enter into arrangements to manage or mitigate interest rate risk utilizing derivative financial instruments. We currently have in place three interest rate swaps with a total notional amount of $150.0 million, which fix the interest rate on a portion of our long-term debt.

                         NEW ACCOUNTING PRONOUNCEMENTS

   In June of 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The statement will be effective beginning January 1, 2003. In August of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the
Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective beginning January 1, 2002. The Company has not yet determined the impact of adopting SFAS Nos. 143 and 144.

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The standards collectively provide new guidance for the recognition, amortization and continuing valuation of goodwill and other intangible assets acquired in a business combination, and SFAS No. 141 prohibits the use of the pooling of interests method of accounting for a business combination. We do not expect the adoption of SFAS No. 141 to have an impact on our historical financial statements. We have not yet determined the full impact of the adoption of SFAS No. 142, which must be applied beginning January 1, 2002.

                             RESULTS OF OPERATIONS

   Industry segment financial data is included in Note 14 to the Company's September 30, 2001 consolidated financial statements.

              Three Months Ended September 30, 2001 Compared With
                     Three Months Ended September 30, 2000

   Overview. Our profit for the three months ended September 30, 2001 before significant non-recurring items was $22.9 million before tax ($16.7 million after tax) compared with profit for the three months ended September 30, 2000 of $23.0 million before tax ($16.8 million after tax). Significant non-recurring items in the third quarter of 2001 consisted of restructuring and other charges totaling $6.3 million ($3.9 after tax) and a $1.4 million charge related to certain tax liabilities associated with the Company's separation from FMC Corporation.

   Revenue. Our total revenue for the three months ended September 30, 2001 increased $21.4 million, or 4.7%, to $474.0 million, compared to $452.6 million for the three months ended September 30, 2000. Higher revenue from Energy Production Systems and Airport Systems was partially offset by lower revenue from FoodTech.

   Energy Production Systems' revenue in the third quarter of 2001 increased $25.3 million, or 16.8%, to $176.1 million, from $150.8 million in the third quarter of 2000. Increased revenue for Energy Production Systems in the three months ended September 30, 2001 was primarily the result of increased sales of surface wellhead equipment and subsea systems.

   Energy Processing Systems' revenue in the third quarter of 2001 increased $1.8 million, or 1.9%, to $95.5 million from $93.7 million in the third quarter of 2000. Increased revenue for Energy Processing Systems in the three months ended September 30, 2001 was primarily the result of increased sales of fluid control equipment and, to a lesser extent, measurement solutions. This was offset in large part by lower sales of blending and transfer equipment. Increased revenues for fluid control equipment reflected higher volumes and, to a lesser extent, improved pricing.

   FoodTech's revenue in the third quarter of 2001 decreased $17.0 million, or 11.8%, to $127.6 million, from $144.6 million in the third quarter of 2000. Decreased revenue for FoodTech in the three months ended September 30, 2001 was primarily the result of lower volumes of freezing systems and poultry processing equipment, resulting from customers' decisions to delay capital spending projects.

   Airport Systems' revenue in the third quarter of 2001 increased $12.6 million, or 19.4%, to $77.6 million, from $65.0 million in the third quarter of 2000. Increased revenue for Airport Systems in the three months ended September 30, 2001 was the result of an increase in sales of airport ground support equipment, primarily higher volumes of cargo loaders to the air freight market and additional revenue from the program to provide Halvorsen Loaders (formerly known as Next Generation Small Loaders) to the U.S. Air Force.

   Segment operating profit. Total segment operating profit increased $5.0 million, or 15.5%, to $37.3 million in the three months ended September 30, 2001 from $32.3 million in the three months ended September 30, 2000.

   Energy Production Systems' operating profit in the third quarter of 2001 increased $0.4 million, or 3.4%, to $12.2 million from $11.8 million in the third quarter of 2000. Energy Production Systems' higher operating profit in the third quarter of 2001 was primarily the result of improved volumes for surface wellhead equipment, partially offset by lower margins for certain equipment, the latter reflecting the timing of projects.

   Energy Processing Systems' operating profit in the third quarter of 2001 increased $2.3 million, or 39.0%, to $8.2 million from $5.9 million in the third quarter of 2000. Energy Processing Systems' higher operating profit in the third quarter of 2001 reflected improvements in the measurement solutions and loading systems businesses that were, in part, the result of restructuring actions implemented during the first quarter of 2001. In addition, fluid control contributed to improved profitability.

   FoodTech's operating profit in the third quarter of 2001 increased $0.2 million, or 2.0%, to $10.2 million from $10.0 million in the third quarter of 2000. FoodTech's operating profit increased in the third quarter of 2001, primarily as a result of restructuring activities initiated in 2000, partly offset by the effect of lower revenues.

   Airport Systems' operating profit in the third quarter of 2001 increased $2.1 million, or 45.7%, to $6.7 million from $4.6 million in the third quarter of 2000. Airport Systems' operating profit increased in the third quarter of 2001, primarily as a result of favorable margins and higher volumes for ground support equipment, partly offset by the effect of reduced profits in the Jetway business.

   Corporate expenses. Corporate expenses decreased by $0.6 million, or 7.1%, from $8.4 million for the three months ended September 30, 2000 to $7.8 million for the three months ended September 30, 2001.

   Other income and expense, net. Other income and expense, net, for the three months ended September 30, 2001 and 2000 amounted to $1.4 million expense compared with $1.2 million income, respectively. When compared with 2000, the decrease in income in 2001 was the result of an increase in noncash pension and restricted stock-related expense. The incremental expense related to restricted stock was $2.1 million during the three months ended September 30, 2001.

   Asset impairments and restructuring and other charges. In the third quarter of 2001, we recorded restructuring and non-recurring charges, including a charge related to certain tax liabilities associated with the Company's separation from FMC Corporation, totaling $6.3 million ($5.3 million after tax). See Note 8 to the Company's September 30, 2001 consolidated and combined financial statements.

   Net interest expense. Net interest expense for the three months ended September 30, 2001 and 2000 was $5.2 million and $2.1 million, respectively. The increase in net interest expense in 2001 was primarily associated with new debt we incurred in preparation for our separation from FMC Corporation. If we had incurred a similar level of debt at the same interest rate for the three months ended September 30, 2000, we estimate that our net interest expense on a pro forma basis would have been $4.6 million.

   Income tax expense. Income tax expense for the three months ended September 30, 2001 was $5.2 million on pretax income of $16.6 million. Excluding the effect of restructuring and other charges and the provision for income taxes related to the Company's anticipated separation from FMC Corporation, income tax expense for the three months ended September 30, 2001 was $6.2 million on adjusted pretax earnings of $22.9 million, resulting in an effective tax rate of 27%. Income tax expense for the three months ended September 30, 2000 was $6.2 million on pretax income of $23.0 million, resulting in an effective tax rate of 27%.

   The differences between the effective tax rates for these periods and the statutory U.S. Federal income tax rate relate primarily to differing foreign tax rates, foreign sales corporation and qualifying foreign trade income benefits, incremental state taxes and nondeductible goodwill amortization and expenses.

   Net income. Net income for the third quarter of 2001 decreased $5.4 million to $11.4 million, compared with $16.8 million in the third quarter of 2000, due primarily to the recording of non-recurring items in 2001 totaling $5.3 million on an after-tax basis, consisting of restructuring and other charges and a tax provision related to the Company's separation from FMC Corporation. The decrease in third quarter 2001 net income also resulted from higher net interest costs in the 2001 quarter, which partially offset an increase in segment operating profit.

   Order backlog and outlook.

                                                 Order Backlog
                                    ----------------------------------------
                                    September 30, December 31, September 30,
                                        2001          2000         2000
(in millions)                       ------------- ------------ -------------
Energy Production Systems..........    $552.2        $331.4       $369.5
Energy Processing Systems..........     115.7          93.7        110.5
                                       ------        ------       ------
       Subtotal Energy Systems.....    $667.9        $425.1       $480.0
FoodTech...........................     116.7          88.6         89.6
Airport Systems....................     130.0         130.6        137.8
                                       ------        ------       ------
       Total.......................    $914.6        $644.3       $707.4
                                       ======        ======       ======

   When compared with December 31, 2000 and September 30, 2000, Energy Production Systems' order backlog increased significantly, primarily as a result of a stronger subsea market. Orders have been received for projects that included Enterprise Oil offshore Brazil, Statoil offshore Norway, TotalFinaElf offshore West Africa, and Shell and BP in the Gulf of Mexico. In addition, order backlog also increased for floating production equipment, reflecting an order from Enterprise Oil for turret mooring and related systems for a floating production, storage and offloading vessel.

   With our BP and Shell alliances, we are positioned to benefit from a strengthening subsea market, and our management expects to obtain additional subsea equipment contracts during the fourth quarter of 2001. However, domestic surface markets are beginning to show some signs of slowing.

   Energy Processing Systems' order backlog increased relative to December 2000 and September 2000, primarily as a result of increased orders for loading systems and measurement solutions. The increase in backlog was partially offset by a decrease in backlog for the blending and transfer business and lower orders for manifold systems projects in the fluid control business.

   An anticipated increase in demand during the fourth quarter of 2001 for marine loading arms is expected to have a beneficial impact on this segment in 2001.

   FoodTech's order backlog increased when compared with December 31, 2000, and September 30, 2000, primarily as a result of increased orders for freezing systems and food processing equipment, partly offset by a decrease in backlog for poultry processing equipment.

   The slowing U.S. and global economies have caused many food processors to postpone capital spending plans.

   When compared with December 30, 2000 and September 30, 2000, Airport Systems' order backlog decreased, attributable to a recent slowdown in orders that primarily affected Jetway. The decrease was partially offset by an increase in backlog for loaders, arising from orders by air freight customers. Also partially offsetting the decline was additional backlog relating to our program to provide Halvorsen Loaders to the U.S. Air Force.

   The events of September 11, 2001, have severely impacted the outlook for Airport Systems. Management expects this business to perform at break even to slight operating loss levels for the fourth quarter of 2001, as airlines have essentially put a freeze on capital expenditures. These conditions cloud our outlook for 2002; however, the Halvorsen Loader program, with projected deliveries of up to 100 units in 2002 compared with 18 expected deliveries in 2001, is forecast to somewhat offset the unfavorable impact of lower investment levels by commercial airlines.

              Nine Months Ended September 30, 2001 Compared With
                     Nine Months Ended September 30, 2000

   Overview. Our profit for the nine months ended September 30, 2001, before significant non-recurring items, was $51.0 million before tax ($37.2 million after tax) compared with profit for the nine months ended September 30, 2000, before significant non-recurring items, of $70.4 million before tax ($51.6 million after tax). Significant non-recurring items in the first nine months of 2001 consisted of impairment and restructuring charges of $16.8 million ($10.4 million after tax), the cumulative effect of a change in accounting principle of $7.5 million ($4.7 million after tax), and $8.9 million of tax provisions related to repatriation of offshore earnings and the reorganization of the Company's worldwide entities in anticipation of their separation from FMC Corporation. Significant non-recurring items in the first nine months of 2000 consisted of asset impairments and restructuring and other non-recurring charges totaling $11.3 million before taxes ($6.9 million after tax).

   Revenue. Our total revenue for the nine months ended September 30, 2001 decreased $8.4 million, or 0.6%, to $1,381.5 million, compared to $1,389.9 million for the nine months ended September 30, 2000. Lower sales for FoodTech were offset in large part by increased revenue from Airport Systems and Energy Processing Systems, and to a lesser extent, Energy Production Systems.

   Energy Production Systems' sales in the first nine months of 2001 increased $8.2 million, or 1.6% to $506.5 million, from $498.3 million in the first nine months of 2000. Higher revenue for Energy Production Systems for the nine months ended September 30, 2001 was primarily the result of increased sales of surface wellhead equipment and, to a lesser extent, subsea systems, partially offset by a decrease in sales of floating production equipment. Decreased sales of floating production systems in 2001 reflected project delays by customers. In addition, the comparison was affected by sales during the first nine months of 2000 of floating production equipment for two large projects: Petro Canada Terra Nova and Bohai Bay China. Increased sales of subsea systems for projects in the Gulf of Mexico and Brazil were partly offset by weaker sales in Europe.

   Energy Processing Systems' revenue in the first nine months of 2001 increased $23.7 million, or 9.2%, to $282.0 million from $258.3 million in the first nine months of 2000. Higher revenue for Energy Processing Systems for the nine months ended September 30, 2001 was primarily the result of increased sales of fluid control equipment, and to a lesser extent, measurement solutions, partially offset by lower sales of blending and transfer equipment. The increase in sales of fluid control equipment primarily reflected higher volumes to the oilfield service company market. Lower sales of blending and transfer equipment were attributable to delays in orders for bulk conveying systems.

   FoodTech's revenue in the first nine months of 2001 decreased $73.4 million, or 16.6%, to $368.7 million, from $442.1 million in the first nine months of 2000. Lower revenue for FoodTech for the nine months ended September 30, 2001 was primarily the result of decreased sales of tomato processing equipment and freezing systems and, to a lesser extent, harvesting and poultry processing equipment. The decline in revenue reflected the impact of economic factors on customers' capital spending decisions. Additional sales of food handling and packaging systems partially offset the decrease in revenue.

   Airport System's revenue in the first nine months of 2001 increased $38.7 million, or 20.0%, to $232.3 million, from $193.6 million in the first nine months of 2000. Increased revenue for Airport Systems in the nine months ended September 30, 2001 resulted from increased sales of airport ground support equipment, primarily higher volumes of cargo loaders to the air freight market and additional revenue from Halvorsen Loaders to the U.S. Air Force. Also contributing to improved revenue in 2001 were higher volumes of transporters and passenger steps to European customers.

   Segment operating profit. Our total segment operating profit decreased $13.3 million, or 13.5%, to $85.4 million in the nine months ended September 30, 2001 from $98.7 million in the nine months ended September 30, 2000. Decreased profitability from FoodTech and Energy Production Systems was partly offset by increased profitability from Airport Systems and Energy Processing Systems.

   Energy Production Systems' operating profit in the first nine months of 2001 decreased $9.1 million, or 26.1%, to $25.8 million from $34.9 million in the first nine months of 2000. Energy Production Systems' operating profit decreased in the first nine months of 2001, primarily as a result of lower volumes of floating production systems. A decrease in operating profit resulting from a decline in North Sea subsea volumes was partly offset by higher operating profits from other projects.

   Energy Processing Systems' operating profit in the first nine months of 2001 increased $2.7 million, or 19.0%, to $16.9 million from $14.2 million in the first nine months of 2000. Energy Processing Systems' operating profit increased in the first nine months of 2001, reflecting improved volumes for fluid control equipment and improvements in the measurement solutions and loading systems businesses, the latter the result of restructuring initiatives implemented early in 2001. The increase was partially offset by reduced profitability in the blending and transfer business.

   FoodTech's operating profit in the first nine months of 2001 decreased $13.1 million, or 34.4%, to $25.0 million from $38.1 million in the first nine months of 2000. FoodTech's operating profit decreased in the first nine months of 2001, primarily as a result of lower sales volumes for food processing equipment. This decrease was partially offset by cost savings from the restructuring of the food processing business. Reduced margins for freezing systems also contributed to the lower profitability.

   Airport Systems' operating profit in the first nine months of 2001 increased $6.2 million, or 53.9%, to $17.7 million from $11.5 million in the first nine months of 2000. Airport Systems' operating profit increased in the first nine months of 2001, primarily as a result of a higher sales volume for airline ground support equipment and also as a result of the Halvorsen Loader contract with the U.S. Air Force. This increase was partly offset by lower margins for Jetway passenger boarding bridges.

   Corporate expenses. Corporate expenses decreased by $1.0 million, or 4.0%, from $25.2 million for the nine months ended September 30, 2000 to $24.2 million for the nine months ended September 30, 2001 due to continued cost control activities.

   Other income and expense, net. For the nine months ended September 30, 2001 and 2000, other income and expense, net, consisted of expense of $2.1 million and $0.4 million, respectively. Higher expense in 2001 was primarily a result of an increase in noncash pension and restricted stock-related expense, partially offset by an increase in foreign currency-related gains. The incremental expense related to restricted stock was $2.1 million for the nine months ended September 30, 2001.

   Asset impairments and restructuring and other charges. During the nine months ended September 30, 2001, we recorded asset impairment and non-recurring restructuring and tax charges totaling $16.8 million ($15.1 million after tax). During the nine months ended September 30, 2000, we recorded asset impairments and restructuring and non-recurring charges totaling $11.3 million ($6.9 million after tax). See Note 8 to the Company's September 30, 2001 consolidated and combined financial statements.

   Net interest expense. Net interest expense is associated with cash balances and third-party debt in our operating companies. Because FMC Corporation funded most of its businesses centrally, our third-party debt and cash balances prior to June 2001 were minimal and were not necessarily representative of what our actual debt or cash balances would have been had we been a separate, stand-alone entity.

   Net interest expense for the nine months ended September 30, 2001 and 2000 was $8.1 million and $2.7 million, respectively. The increase in net interest expense in 2001 was primarily associated with new debt we incurred in preparation for our separation from FMC Corporation. If we had incurred a similar level of debt at the same interest rate for the nine months ended September 30, 2001 and 2000, we estimate that our net interest expense on a pro forma basis would have been $13.8 million in each of the two periods.

   Income tax expense. Income tax expense for the nine months ended September 30, 2001 was $16.2 million on pretax income of $34.2 million. Excluding the effects of restructuring and impairment charges, the charges for income tax associated with the anticipated separation of the Company from FMC Corporation and the cumulative effect of a change in accounting principle, income tax expense for the first nine months of 2001 was $13.8 million on adjusted pretax earnings of $51.0 million, resulting in an effective tax rate of 27%. Income tax expense for the nine months ended September 30, 2000 was $14.4 million on pretax income of $59.1 million. Excluding the effects of restructuring and impairment charges, income tax expense for the first nine months of 2000 was $18.8 million on adjusted pretax earnings of $70.4 million, resulting in an effective tax rate of 27%.

   The differences between the effective tax rates for these periods and the statutory U.S. Federal income tax rate relate primarily to differing foreign tax rates, foreign sales corporation and qualifying foreign trade income benefits, incremental state taxes and nondeductible goodwill amortization and expenses.

   Cumulative effect of a change in accounting principle, net of income taxes. On January 1, 2001, the Company implemented, on a prospective basis, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, resulting in a loss from the cumulative effect of a change in accounting principle of $4.7 million, net of an income tax benefit of $3.0 million. See Note 5 to the Company's September 30, 2001 consolidated financial statements.

   Net income. Net income in 2001 decreased $31.4 million to $13.3 million, compared with $44.7 million in 2000. The decrease in net income for the nine months ended September 30, 2001 was due to a decrease in segment operating profit; additional provisions for income taxes of $8.9 million in conjunction with repatriation of offshore earnings and the reorganization of the Company's worldwide entities in anticipation of their separation from FMC Corporation; an increase in net interest expense; the cumulative effect of a change in accounting principle consisting of an after-tax charge in 2001 of $4.7 million; and, an increase in asset impairment and non-recurring restructuring charges in 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this item is provided in "Derivative Financial Instruments and Market Risks", under ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        INDEPENDENT ACCOUNTANTS' REPORT

   A report by KPMG LLP, FMC Technologies' independent accountants, on the financial statements included in Form 10-Q for the quarter ended September 30, 2001 is included on page 24.

                        INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
FMC Technologies, Inc.:

   We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. as of September 30, 2001, and the related consolidated and combined statements of income and changes in stockholders' equity for the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated and combined statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These consolidated and combined financial statements are the responsibility of the Company's management.

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

   We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the combined balance sheet of FMC Technologies, Inc. as of December 31, 2000, and the related combined statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated February 9, 2001, we expressed an unqualified opinion on those combined financial statements. In our opinion, the information set forth in the accompanying combined balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the combined balance sheet from which it has been derived.

                                          /s/ KPMG LLP

Chicago, Illinois
October 31, 2001

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   There has been no material change in the Company's significant legal proceedings from the information reported under "Business" in the "Legal Proceedings" section of the Company's Registration Statement on Form S-1, as amended.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

  Number in
Exhibit Table                                      Description
-------------                                      -----------

   10.6       FMC Technologies, Inc. Defined Benefit Retirement Trust

   10.6.c     FMC Technologies, Inc. Retirement Program--Part I Salaried and Non-Union Hourly
              Employees' Retirement Plan

   10.6.d     FMC Technologies, Inc. Employees' Retirement Program--Part II Union Hourly Employees'
              Retirement Plan

   10.6.e     First Amendment to the FMC Technologies, Inc. Employees' Retirement Program--Part I
              Salaried and Non-Union Hourly Employees' Retirement Plan

   10.7.a     FMC Technologies, Inc. Salaried Employees' Equivalent Retirement Plan

   10.7.b     FMC Technologies, Inc. Equivalent Retirement Plan Grantor Trust Agreement

   10.8.a     FMC Technologies, Inc. Savings and Investment Plan

   10.8.b     FMC Technologies, Inc. Savings and Investment Plan Trust

   10.9.a     FMC Technologies, Inc. Non-Qualified Savings and Investment Plan

   10.9.b     FMC Technologies, Inc. Non-Qualified Savings and Investment Plan Trust

   11         Statement re: computation of pro forma diluted earnings per share

   15         Letter re: unaudited interim financial information

   (b) Reports on Form 8-K

          Form 8-K dated July 12, 2001 containing information presented to investment analysts from various firms.

          Form 8-K dated July 27, 2001 providing the Company's historical pro forma financial information as if it had been a public company for the previous five quarters.

          Form 8-K dated July 31, 2001 announcing the Company's second quarter 2001 earnings.

          Form 8-K dated September 6, 2001 containing slides used during a presentation made at the Lehman Brothers CEO Energy Conference.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FMC TECHNOLOGIES, INC.
                                          (Registrant)

Date: November 14, 2001
                                          /s/ RONALD D. MAMBU
                                          _____________________________________
                                          Ronald D. Mambu
                                          Vice President, Controller,
                                          and duly authorized officer

                                 EXHIBIT INDEX

  Number in
Exhibit Table                                      Description
-------------                                      -----------

   10.6       FMC Technologies, Inc. Defined Benefit Retirement Trust

   10.6.c     FMC Technologies, Inc. Retirement Program--Part I Salaried and Non-Union Hourly
              Employees' Retirement Plan

   10.6.d     FMC Technologies, Inc. Employees' Retirement Program--Part II Union hourly Employees'
              Retirement Plan

   10.6.e     First Amendment to the FMC Technologies, Inc. Employees' Retirement Program--Part I
              Salaried and Non-Union Hourly Employees' Retirement Plan

   10.7.a     FMC Technologies, Inc. Salaried Employees' Equivalent Retirement Plan

   10.7.b     FMC Technologies, Inc. Equivalent Retirement Plan Grantor Trust Agreement

   10.8.a     FMC Technologies, Inc. Savings and Investment Plan

   10.8.b     FMC Technologies, Inc. Savings and Investment Plan Trust

   10.9.a     FMC Technologies, Inc. Non-Qualified Savings and Investment Plan

   10.9.b     FMC Technologies, Inc. Non-Qualified Savings and Investment Plan Trust

   11         Statement re: computation of pro forma diluted earnings per share

   15         Letter re: unaudited interim financial information (KPMG LLP)