Form 10-K
period 2001-12-31
FMC TECHNOLOGIES INC
filed 2002-03-25
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-2376

FMC TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-4412642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Randolph Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	312/861-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchangeon which registered
Common Stock, $0.01 par value	New York Stock Exchange

Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES  ☒    NO  ☐

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF

REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.  ☐

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 1, 2002, WAS $1,236,912,302. THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF THAT DATE WAS 65,272,417.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE

Portions of 2001 Annual Report to Stockholders	Part I, Item 1; Part II; and Part IV, Items 14(a)(1) and (2)

Portions of Proxy Statement for 2002 Annual Meeting of Stockholders	Part III

PART I

FMC Technologies, Inc. (the “Company”) was incorporated in 2000 under Delaware law and has its principal executive offices at 200 East Randolph Drive, Chicago, Illinois 60601. As used in this report, except where otherwise stated or indicated by the context, the “Company” means the Company and its consolidated subsidiaries and their predecessors.

The Company is one of the world’s leading producers of machinery for industry. The Company employs 8,500 people at 35 manufacturing facilities in 16 countries.

The Company designs, manufactures and services technologically sophisticated systems and products for its customers through its Energy Production Systems, Energy Processing Systems, FoodTech and Airport Systems segments. Energy Production Systems is a leading supplier of systems and services used in the offshore, particularly deepwater, exploration and production of crude oil and natural gas. Energy Processing Systems is a leading provider of specialized systems and products to customers involved in the production, transportation and processing of crude oil, natural gas and refined petroleum-based products. FoodTech is a leading supplier of technologically sophisticated food handling and processing systems and products to industrial food processing companies. Airport Systems provides technologically advanced equipment and services for airlines, airports, air freight companies and the U.S. military.

Business and geographic segment data for 2001, 2000 and 1999 are summarized in Note 18 to the consolidated financial statements on pages 58 through 61 of the 2001 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 1.    BUSINESS

Incorporated by Reference From:

(a) General Development of Business	—
2001 Annual Report to Stockholders, pages 2-17 and 67 (inside back cover), Management’s Discussion and Analysis on pages 19-32, and Notes 1-5, 10 and 16 to the consolidated financial statements on pages 37-38; 42-43; 47-48; and 56-58

(b) Financial Information About Industry Segments	—	2001 Annual Report to Stockholders, Note 18 to the consolidated financial statements, pages 58-61

(c) Narrative Description of Business	—	2001 Annual Report to Stockholders, pages 6-17 and 19-32

Sources and Availability of Raw Materials

The Company purchases carbon steel, stainless steel, aluminum and steel castings and forgings both domestically and internationally.

The Company does not use single source suppliers for the majority of its raw material purchases and believes the available supplies of raw materials are adequate. Moreover, raw materials essential to the Company’s businesses are generally readily available.

Patents

The Company owns a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to its businesses. The Company does not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of the Company.

Seasonality

The Company’s businesses are generally not subject to significant seasonal fluctuations, except for sales of Energy Processing Systems and sales of deicers by Airport Systems, which are typically greater in the fourth quarter of each year.

Order Backlog

	Order Backlog December 31,
(In Millions)	2001	2000
Energy Production Systems	$570.9	$331.4
Energy Processing Systems	105.0	93.7

Subtotal Energy Systems	675.9	425.1
FoodTech	121.4	88.6
Airport Systems	163.4	130.6

Total	$960.7	$644.3

Although the Company provides many systems, equipment and services pursuant to long-term agreements entered into in advance of the delivery of those items to its customers, orders are not entered into order backlog until formally recognized by receipt of a confirmed customer order.

Competitive Conditions

The Company markets its products primarily through its own technically-oriented sales organization and, in some cases, through independent distributors and sales representatives. The Company conducts business worldwide in more than 100 countries. Energy Production Systems competes with other companies that supply subsea systems and floating production products and with smaller companies that are focused on a specific application, technology or geographical area in our other product areas. Energy Processing Systems competes with a number of companies in the measurement and transportation industry, some of whom have access to greater resources. FoodTech and Airport Systems compete with a variety of local and regional companies typically focused on a specific application, technology or geographic area, and with a few large multinational companies.

The Company competes by leveraging its industry experience to provide advanced technology, integrated systems, high product quality and reliability and quality aftermarket service. The Energy Systems businesses differentiate themselves by the depth of their industry experience, engineering and design capabilities, product performance, integrated systems, global manufacturing capability, quality, reliability, service and price. FoodTech and Airport Systems differentiate themselves on many of the same bases as our Energy Systems businesses – the depth of their industry experience, engineering and design capabilities, product performance, integrated systems, reliability, service, and price and, in the food processing industry, in particular, on the basis of yield and hygiene.

See pages 6 through 17 of the 2001 Annual Report to Stockholders for information about each business segment’s principal products.

Research and Development

The objectives of the Company’s research and development programs are to discover new products and business opportunities in relevant fields and to improve existing products. Worldwide expenditures for research and development by business segment for the fiscal years ending December 31, 2001, 2000 and 1999 were as follows:

	Year Ended December 31,
	2001	2000	1999
	In Millions
Energy Production Systems	$22.5	$25.3	$15.8
Energy Processing Systems	7.5	8.5	9.9

Subtotal Energy Systems	30.0	33.8	25.7
FoodTech	16.7	15.1	17.9
Airport Systems	8.2	7.8	8.2

Total	$54.9	$56.7	$51.8

When compared with 1999, Energy Production Systems had higher research and development spending in 2000 as a result of new subsea market initiatives.

Employees

The Company employs 8,500 people in its domestic and foreign operations. Approximately 400 such employees are represented by collective bargaining agreements in the United States. In 2002, one of the Company’s five collective bargaining agreements will expire, covering approximately 40 employees. The Company maintains good employee relations and has successfully concluded all of its recent negotiations without a work stoppage. The

Company, however, cannot predict the outcome of future contract negotiations.

Incorporated by Reference From:

(d) Financial Information About Foreign and Domestic Operations and Export Sales	—	2001 Annual Report to Stockholders, page 61

Cautionary Note Regarding Forward-Looking Information

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: The Company and its representatives may from time to time make written or oral statements that are “forward-looking” and provide other than historical information, including statements contained in the Annual Report, in the Company’s other filings with the Securities and Exchange Commission or in reports to its stockholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed below.

In some cases, the Company has identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expects,” “should,” “could,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Among the factors that could have an impact on the Company’s ability to achieve operating results and growth plan goals are:

•	Significant price competition;

•	The impact of unforeseen economic and political changes in the international markets where the Company competes, including currency exchange rates, war, terrorist attacks and activities, civil unrest, inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which the Company does business; changes in governmental laws and regulations and the level of enforcement of these laws and regulations; other governmental actions; and other external factors over which the Company has no control;

•	The impact of significant changes in interest rates or taxation rates;

•	Increases in raw material prices compared with historical levels or shortages of raw materials;

•	Inherent risks in the marketplace associated with new product introductions and technologies;

•	Changes in capital spending by customers or consolidation of customers in the petroleum exploration, commercial food processing or airline or air freight industries or the United States Government;

•	Risks associated with developing new manufacturing processes;

•
The ability of the Company to integrate, operate and manage possible future acquisitions or joint ventures into our existing operations; for example, the Company has only a 37.5% interest in its MODEC joint venture, cannot control the actions of its joint venture partner and has only limited rights in controlling the actions of the joint venture;

•	Fluctuations in the prices of crude oil or natural gas;

•	The impact of freight transportation delays beyond the control of the Company;

•	Conditions affecting domestic and international capital markets;

•
Risks derived from unforeseen developments in industries served by the Company, such as political or economic changes in the energy industries, and other external factors over which the Company has no control;

•	Risks associated with litigation, including the possibility that current reserves relating to the Company’s ongoing litigation may prove inadequate;

•	The effect of the cumulative loss of several major contracts or losses from fixed price contracts;

•	The loss of key management or other personnel;

•	Developments in technology of competitors; and

•	Environmental or asbestos-related liabilities that may arise in the future that exceed the Company’s current reserves.

The Company wishes to caution that the foregoing list of important factors may not be all-inclusive and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to contingent liabilities and legal proceedings, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries.

ITEM 2.    PROPERTIES

The Company leases executive offices in Chicago. The Company operates 35 manufacturing facilities in 16 countries.

Most of the Company’s plant sites are owned, with an immaterial number of them being leased. The Company believes its properties and facilities meet present requirements and are in good operating condition and that each of its significant manufacturing facilities is operating at a level consistent with the requirements of the industry in which it operates. The number and location of the Company’s production properties for continuing operations are:

	United States	Latin America and Canada	Western Europe	Other	Total
Energy Production Systems	2	2	4	2	10
Energy Processing Systems	6	—	1	1	8

Subtotal Energy Systems	8	2	5	3	18
FoodTech	8	—	5	—	13
Airport Systems	2	1	1	—	4

Total	18	3	11	3	35

ITEM 3.     LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

The executive officers of the Company, together with the offices in the Company currently held by them, their business experience and their ages as of March 1, 2002, are as follows:

Name	Age	Office, year of election and other information for past five years

Joseph H. Netherland	55
Chairman, President and Chief Executive Officer (01); President of FMC Corporation (99); Executive Vice President of FMC Corporation (98); Vice President of FMC Corporation (87) and General Manager—Energy Systems Group of FMC Corporation (93)

William H. Schumann, III	51
Treasurer (02); Senior Vice President and Chief Financial Officer (01); Senior Vice President and Chief Financial Officer of FMC Corporation (99); Vice President, Corporate Development of FMC Corporation (98); Vice President and General Manager-Agricultural Products Group of FMC Corporation (95); Director, North American Operations, Agricultural Products Group of FMC Corporation (93-95); Executive Director, Corporate Development of FMC Corporation (91-93)

Charles H. Cannon, Jr.	50	Vice President and General Manager – FoodTech and Airport Systems (01); Vice President and General Manager of FMC Corporation—FMC FoodTech (94) and

		Transportation Systems Group of FMC Corporation (98); Manager, Food Processing Systems Division of FMC Corporation (92-94)
Jeffrey W. Carr	45	Vice President, General Counsel and Secretary (01); Associate General Counsel of FMC Corporation (97); International Counsel of FMC Corporation (93)
Peter D. Kinnear	54
Vice President (01); Vice President of FMC Corporation (00); General Manager, Petroleum Equipment and Systems Division of FMC Corporation (94); Division Manager, Wellhead Equipment Division of FMC Corporation (92); Division Manager, Fluid Control Division of FMC Corporation (85)

Ronald D. Mambu	52
Vice President and Controller (01); Vice President and Controller of FMC Corporation (95); Director, Financial Planning of FMC Corporation (94); Director, Strategic Planning of FMC Corporation (93); Director, Financial Control of FMC Corporation (87)

Robert L. Potter	51	Vice President (01); Division President of Energy Transportation and Measurement Division of FMC Corporation (95); Division Manager of Fluid Control Division of FMC Corporation (92)

No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. All officers are elected to hold office for one (1) year and until their successors are elected and qualified.

PART II

Incorporated by Reference From:

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	—	2001 Annual Report to Stockholders, page 67 (inside back cover) and Notes 12, 13 and 19 to the consolidated financial statements on pages 51-54 and 62

(a) No dividends were paid in 2001, and no dividends are expected to be paid in 2002.

ITEM 6. SELECTED FINANCIAL DATA	—	2001 Annual Report to Stockholders, pages 64-65

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	—	2001 Annual Report to Stockholders, pages 19-32

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	—	2001 Annual Report to Stockholders, page 30

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (INCLUDING ALL SCHEDULES REQUIRED UNDER ITEM 14 OF PART IV)	—	2001 Annual Report to Stockholders, pages 33-62

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	—	None

PART III

Incorporated by Reference From:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	—	Part I; Proxy Statement for 2002 Annual Meeting of Stockholders, pages 4-8

ITEM 11. EXECUTIVE COMPENSATION	—	Proxy Statement for 2002 Annual Meeting of Stockholders, pages 18-25

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	—	Proxy Statement for 2002 Annual Meeting of Stockholders, pages 16-17

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	—	Proxy Statement for 2002 Annual Meeting of Stockholders, pages 12-15

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed with this Report

1.	Consolidated financial statements of the Company and its subsidiaries are incorporated under Item 8 of this Form 10-K.

2.	All required financial statement schedules are included in the consolidated financial statements or notes thereto as incorporated under Item 8 of this Form 10-K.

All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in the 2001 Annual Report to Stockholders.

3.	Exhibits: See attached Index of Exhibits

(b)	Reports on Form 8-K

None.

(c)	Exhibits

See Index of Exhibits beginning on page 16 of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC TECHNOLOGIES, INC. (Registrant)

By:	/s/ William H. Schumann, III
William H. Schumann, III Senior Vice President, Chief Financial Officer and Treasurer

Date: March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Title	Signature
William H. Schumann, III	Senior Vice President, Chief Financial Officer and Treasurer	/s/ William H. Schumann, III March 25, 2002
Ronald D. Mambu	Vice President, Controller and Principal Accounting Officer	/s/ Ronald D. Mambu March 25, 2002
Joseph H. Netherland	Chairman of the Board, President and Chief Executive Officer	/s/ Joseph H. Netherland
Mike R. Bowlin	Director	/s/ Mike R. Bowlin
B.A. Bridgewater, Jr.	Director	/s/ B.A. Bridgewater, Jr.
Robert N. Burt	Director	/s/ Robert N. Burt
Asbjørn Larsen	Director	/s/ Asbjørn Larsen
Edward J. Mooney	Director	/s/ Edward J. Mooney
William F. Reilly	Director	/s/ William F. Reilly
James R. Ringler	Director	/s/ James R. Ringler
Thomas M. Hamilton	Director	/s/ Thomas M. Hamilton
James R. Thompson	Director	/s/ James R. Thompson

INDEX OF EXHIBITS FILED WITH OR
INCORPORATED BY REFERENCE INTO
FORM 10-K OF FMC TECHNOLOGIES, INC.
FOR THE YEAR ENDED DECEMBER 31, 2001

Exhibit No.	Exhibit Description

2.1	Separation and Distribution Agreement by and between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 2.1 to the Form S-1/A filed on June 6, 2001).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form S-1/A filed on April 4, 2001).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 the Form S-1/A filed on April 4, 2001).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001).

4.3	$250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.3 to the Form S-1/A filed on June 6, 2001).

4.4	First Amendment to the $250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.4 to the Form S-1/A filed on June 6, 2001).

4.5	$150,000,000 364-Day Revolving Credit Facility (incorporated by reference from Exhibit 4.5 to the Form S-1/A filed on June 6, 2001).

4.6	First Amendment to the $150,000,000 364-Day Revolving Credit Facility (incorporated by reference from Exhibit 4.6 to the Form S-1/A filed on June 6, 2001).

10.1	Tax Sharing Agreement by and among FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.1 to the Form S-1/A filed on June 6, 2001).

10.2	Employee Benefits Agreement by and between FMC Corporation and the Company, dated as of May 30, 2001 (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on June 6, 2001).

10.3	Transition Services Agreement between FMC Corporation and the Company, dated as of December 31, 2001 (incorporated by reference from Exhibit to the Form S-1/A filed on May 4, 2001).

10.4*	FMC Technologies, Inc.’s Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4 to the Form S-1/A filed on June 6, 2001).

10.5*	Forms of Executive Severance Agreements (incorporated by reference from Exhibit 10.5 to the Form S-1/A filed on June 6, 2001).

10.6*	FMC Technologies, Inc. Defined Benefit Retirement Trust (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.6.a*	FMC Corporation Defined Benefit Retirement Trust (incorporated by reference from Exhibit 10.6.a to the Quarterly Report on Form 10-Q filed on August 14, 2001).

10.6.b*	Amendment to the FMC Corporation Defined Benefit Retirement Trust (incorporated by reference from Exhibit 10.6.b to the Quarterly Report on Form 10-Q filed on August 14, 2001).

10.6.c*
FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.c to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.6.d*
FMC Technologies, Inc. Employees’ Retirement Program—Part II Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.d to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.6.e*
First Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.e to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.6.f*	Second Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan.

10.7.a*	FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.7.b*	FMC Technologies, Inc. Equivalent Retirement Plan Grantor Trust Agreement (incorporated by reference from Exhibit 10.7.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.a*	FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.b*	FMC Technologies, Inc. Savings and Investment Plan Trust (incorporated by reference from Exhibit 10.8.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.9.a*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

*    Indicates a management contract or compensatory plan or arrangement.

10.9.b*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan Trust Agreement (incorporated by reference from Exhibit 10.9.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

13.1
2001 Annual Report to Stockholders is included as an Exhibit to this report for the information of the Securities and Exchange Commission and, except for those portions thereof specifically incorporated by reference elsewhere herein, such Annual Report should not be deemed filed as a part of this report.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

24.1	Powers of Attorney.

*    Indicates a management contract or compensatory plan or arrangement.