Form 10-Q
period 2002-03-31
FMC TECHNOLOGIES INC
filed 2002-05-15
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

(312) 861-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2002
Common Stock, par value $0.01 per share	65,394,743

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In millions, except per share data)

	Three Months Ended March 31
	2002	2001
Revenue	$423.6	$429.4
Costs and expenses:
Cost of sales or services	335.1	333.9
Selling, general and administrative expense	65.5	72.8
Research and development expense	11.9	13.1
Asset impairments (Note 2)	—	1.3
Restructuring and other charges (Note 2)	—	9.2

Total costs and expenses	412.5	430.3

Income (loss) before minority interests, interest income, interest expense and income taxes	11.1	(0.9)
Minority interests	0.6	—
Interest income	0.4	0.5
Interest expense	3.8	1.6

Income (loss) before income taxes	7.1	(2.0)
Provision for income taxes (Note 3)	2.1	1.6

Income (loss) before the cumulative effect of changes in accounting principles	5.0	(3.6)
Cumulative effect of changes in accounting principles, net of income taxes (Notes 4 and 6)	(193.8)	(4.7)

Net loss	$(188.8)	$(8.3)

(continued)

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Continued)
(In millions, except per share data)

	Three Months Ended March 31
	2002	2001
Basic and diluted earnings (loss) per common share (Note 5):
Income before the cumulative effect of a change in accounting principle	$0.08
Cumulative effect of a change in accounting principle	(2.97)

Net loss per common share	$(2.89)

Average number of shares used in net loss per share computation	65.2

Pro forma basic and diluted earnings per common share (Note 5):
Loss before the cumulative effect of a change in accounting principle		$(0.06)
Cumulative effect of a change in accounting principle		(0.07)

Pro forma net loss per common share		$(0.13)

Average number of shares used in pro forma net loss per share computation		65.0

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$2.2	$28.0
Trade receivables, net of allowances of $9.3 in 2002 and $9.2 in 2001	403.7	375.9
Inventories	305.8	269.6
Due from FMC Corporation, net	4.0	4.7
Other current assets	71.1	62.5
Deferred income taxes	12.1	14.4

Total current assets	798.9	755.1

Investments	28.2	27.1
Property, plant and equipment, net of accumulated depreciation of $357.1 in 2002 and $349.5 in 2001	276.2	275.3
Goodwill (Note 4)	96.6	311.6
Intangible assets, net (Note 4)	33.5	35.5
Other assets	21.6	17.9
Deferred income taxes	34.8	15.4

Total assets	$1,289.8	$1,437.9

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$78.6	$78.8
Accounts payable, trade and other	430.4	369.4
Other current liabilities	164.8	171.7
Current portion of long-term debt	0.1	0.1
Current portion of accrued pension and other postretirement benefits	21.1	19.0
Income taxes payable	30.7	41.8

Total current liabilities	725.7	680.8

Long-term debt, less current portion	182.7	194.1
Accrued pension and other postretirement benefits, less current portion	48.7	48.7
Reserve for discontinued operations	21.7	23.4
Other liabilities	62.9	69.3
Minority interests in consolidated companies	3.9	3.4
Commitments and contingent liabilities (Notes 1 and 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 12.0 shares authorized in 2002 and 2001; no shares issued in 2002 or 2001	—	—
Common stock, $0.01 par value, 195.0 shares authorized in 2002 and 2001; 65.5 and 65.1 shares issued in 2002 and 2001, respectively; 65.4 and 65.0 shares outstanding in 2002 and 2001, respectively	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.1 shares in 2002 and 2001	(1.5)	(1.2)
Capital in excess of par value of common stock	529.8	523.0
Retained earnings (deficit)	(146.5)	42.3
Accumulated other comprehensive loss	(138.3)	(146.6)

Total stockholders’ equity	244.2	418.2

Total liabilities and stockholders’ equity	$1,289.8	$1,437.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Three Months Ended March 31
	2002	2001
Cash provided (required) by operating activities of continuing operations:
Income (loss) before the cumulative effect of changes in accounting principles	$5.0	$(3.6)
Adjustments to reconcile income (loss) before the cumulative effect of changes in accounting principles to cash required by operating activities of continuing operations:
Depreciation and amortization	11.8	14.4
Asset impairments (Note 2)	—	1.3
Restructuring and other charges (Note 2)	—	9.2
Amortization of employee benefit plan costs	3.3	1.4
Settlement of derivative contracts	—	(3.8)
Deferred income taxes	(12.0)	(3.3)
Other	1.2	(0.1)
Changes in operating assets and liabilities:
Trade receivables, net	(27.7)	18.5
Repurchase of securitized receivables	—	(5.2)
Inventories	(37.2)	(24.5)
Other current assets and other assets	(10.7)	(35.1)
Accounts payable (including advance payments), accrued and other current liabilities and other liabilities	61.4	10.0
Income taxes payable	5.3	(0.8)
Accrued pension and other postretirement benefits, net	(1.2)	(0.6)

Cash required by operating activities of continuing operations	$(0.8)	$(22.2)

(continued)

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)
(In millions)

	Three Months Ended March 31
	2002	2001
Cash required by operating activities of continuing operations	$(0.8)	$(22.2)

Cash required by discontinued operations	(1.7)	(1.5)

Cash provided (required) by investing activities:
Capital expenditures	(12.5)	(12.8)
Proceeds from disposal of property, plant and equipment and sale-leasebacks	1.7	5.3
Increase in investments	(1.1)	(0.4)

Cash required by investing activities	(11.9)	(7.9)

Cash provided (required) by financing activities:
Net decrease in short-term debt	(0.3)	(9.4)
Repayments of long-term debt	(11.5)	—
Issuances of common stock, net of common stock acquired for employee benefit plan	0.6	—
Net contributions from FMC Corporation (Note 1)	—	35.5

Cash provided (required) by financing activities	(11.2)	26.1

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.3)

Decrease in cash and cash equivalents	(25.8)	(5.8)
Cash and cash equivalents, beginning of period	28.0	17.8

Cash and cash equivalents, end of period	$2.2	$12.0

Supplemental disclosures of cash flow information:
Cash paid for interest (net of capitalized interest)	$3.6	$1.5
Cash paid for income taxes	$4.1	$0.9
Supplemental schedule of non-cash activities:
Issuance of restricted stock	$5.9	$—

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:    Formation of Business and Basis of Presentation

On October 31, 2000, FMC Corporation announced its intention to reorganize its Energy Systems and Food and Transportation Systems businesses as a new company, FMC Technologies, Inc. (“FMC Technologies,” or the “Company”). FMC Technologies was incorporated in Delaware on November 13, 2000, and was a wholly owned subsidiary of FMC Corporation until its initial public offering on June 14, 2001, when it sold 17.0% of its common stock.

Through May 31, 2001, FMC Corporation operated the businesses of FMC Technologies as internal units of FMC Corporation through various divisions and subsidiaries, or through investments in unconsolidated affiliates. As a result, the Company’s financial statements for periods prior to June 1, 2001, were carved out from the consolidated financial statements of FMC Corporation using the historical results of operations and bases of the assets and liabilities of the transferred businesses. As of June 1, 2001, FMC Corporation contributed to FMC Technologies substantially all of the assets and liabilities of, and its interests in, the businesses that comprise FMC Technologies, Inc. and consolidated subsidiaries with the remainder transferred shortly thereafter (the “Contribution”).

For periods prior to June 1, 2001, the financial information presented may not necessarily be indicative of what the financial position, operating results or cash flows would have been had the Company been a separate, stand-alone entity during the periods presented. Prior to June 1, 2001, the Company’s cash resources were managed under a centralized system wherein receipts were deposited to the corporate accounts of FMC Corporation and disbursements were centrally funded. Accordingly, settlement of certain assets and liabilities arising from common services or activities provided by FMC Corporation and certain related-party transactions were reflected as net equity contributions from or distributions to FMC Corporation through May 31, 2001. Beginning June 1, 2001, the Company began retaining its own earnings and generally began managing its cash separately from FMC Corporation.

On December 31, 2001, FMC Corporation distributed its remaining 83.0% ownership of FMC Technologies’ common stock to FMC Corporation shareholders in the form of a dividend. Each FMC Corporation shareholder of record as of December 12, 2001, received a dividend of approximately 1.72 shares of FMC Technologies’ common stock for each share of FMC Corporation common stock.

The Separation and Distribution Agreement (“SDA”) contains the key provisions relating to the separation of the Company’s businesses from those of FMC Corporation. Under the terms of the SDA, FMC Corporation and FMC Technologies are required to complete a “true-up” process involving a transfer of funds based upon a specific formula. At December 31, 2001, the Company had recorded a net receivable from FMC Corporation of $4.7 million based upon this calculation. This amount was paid to the Company by FMC Corporation during the first quarter of 2002. Amounts paid to or received from FMC Corporation under the “true up” calculation are subject to final review by both parties.

At March 31, 2002, $4.0 million due from FMC Corporation recorded on the consolidated balance sheets reflects amounts due under a Transition Services Agreement (“TSA”) entered into by the Company and FMC Corporation. The TSA governs the provision by FMC Corporation to FMC Technologies and by FMC Technologies to FMC Corporation of support services. The terms of these services are expected to expire on various dates up to December 31, 2002, subject to exceptions.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

In the opinion of management, these consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of the Company’s results of operations and cash flows for the interim periods ended March 31, 2002 and 2001, and of its financial position as of March 31, 2002. All such adjustments are of a normal recurring nature. The results of operations for the three-month periods ended March 31, 2002 and 2001, are not necessarily indicative of the results of operations for the full year.

Note 2:    Asset Impairment, Restructuring and Other Charges

In the first quarter of 2001, FMC Technologies recorded asset impairments and restructuring and other charges of $10.5 million before taxes ($6.5 million after taxes). Included in this amount is an asset impairment charge of $1.3 million, required to write off goodwill associated with a small FoodTech product line that the Company chose not to develop further. Of the $9.2 million restructuring charge, $5.2 million related to planned reductions in force of 91 individuals in the Energy Processing Systems businesses, $2.5 million related to planned reductions in force of 72 positions in the FoodTech businesses, and $1.5 million related to a planned plant closing and restructuring of an Airport Systems facility, including 73 planned workforce reductions. Restructuring spending of $2.2 million and $1.1 million related to the 2001 programs occurred during the three months ended March 31, 2002 and March 31, 2001, respectively.

The remaining liability for restructuring activities was related to FoodTech and Energy Processing Systems and amounted to $2.1 million at March 31, 2002. The liability for restructuring activities was $4.3 million at December 31, 2001. At March 31, 2002, there were a total of 35 remaining reductions in force, all of which are expected to occur before September 30, 2002.

Note 3:    Income Taxes

The provision for income taxes for the three months ended March 31, 2001, was prepared as if FMC Technologies were a stand-alone entity filing a separate tax return.

During the first quarter of 2001, in connection with the Contribution, an income tax provision of $3.3 million was recorded related to the repatriation of offshore earnings and the reorganization of FMC Technologies’ worldwide entities. This income tax charge is included in the provision for income taxes for the first quarter of 2001.

Note 4:    New Accounting Pronouncements

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides new guidance on the initial recognition and measurement of intangible assets acquired individually or as part of a group of other assets not constituting a business. SFAS No. 142 also addresses the subsequent accounting for and continuing valuation of goodwill and other intangible assets. During the first quarter of 2002, the Company completed the goodwill impairment testing that is required upon adoption of SFAS No. 142. As a result, the Company recognized a goodwill impairment loss of $193.8 million, net of an income tax benefit of $21.2 million, as a cumulative effect of a change in accounting principle measured as of January 1, 2002.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Intangible assets

All of the Company’s acquired intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. During the first quarter of 2002, the Company recorded $0.6 million in amortization expense related to intangible assets. The Company estimates that amortization of intangible assets will be $1.6 million for the remainder of 2002. During the years 2003 through 2007, annual amortization expense is expected to be $2.2 million. No impairment losses related to these identifiable intangible assets were required to be recognized as a result of implementing SFAS No. 142.

The components of intangible assets were as follows:

	As of March 31, 2002		As of December 31, 2001
	Gross carrying amount	Accumulated Amortization	Gross carrying amount	Accumulated Amortization
	(In millions)
Customer related	$16.6	$4.0	$16.9	$3.7
Patents	20.0	11.5	20.3	11.0
Trademarks	15.9	3.5	16.2	3.2

Total intangible assets	$52.5	$19.0	$53.4	$17.9

Goodwill

During the first quarter of 2002, the carrying amount of goodwill was reduced by the impairment loss recognized upon adoption of the new accounting standard. The reported pretax loss of $215.0 million ($193.8 million after tax) related to FoodTech ($117.4 million before tax ($98.3 million after tax)) and Energy Processing Systems ($97.6 million before tax ($95.5 million after tax)) and is reflected as a cumulative effect of a change in accounting principle. There were no other additions or reductions in the carrying value of goodwill recognized during the quarter ended March 31, 2002.

The impairment loss was calculated at the reporting unit level, and represents the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value was determined by a two-step process. The first compared the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit was less than its carrying amount, the fair value of the reporting unit was allocated to its assets and liabilities to determine the implied fair value of goodwill, which was used to measure the impairment loss. All of the Company’s reporting units were tested for impairment during the first quarter of 2002.

The carrying amount of goodwill by business segment as of March 31, 2002, was as follows:

March 31, 2002
(In millions)
Energy Production Systems	$60.5
Energy Processing Systems	17.0

Subtotal Energy Systems	77.5
FoodTech	15.0
Airport Systems	4.1

Total goodwill	$96.6

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The adoption of SFAS No. 142’s provisions relating to goodwill amortization resulted in the Company discontinuing the amortization of goodwill beginning January 1, 2002. On a pre-tax basis, goodwill amortization recorded in the first three months of 2001 was $3.4 million, which related to Energy Production Systems ($0.8 million), Energy Processing Systems ($1.2 million), FoodTech ($1.3 million) and Airport Systems ($0.1 million). On an after tax basis, goodwill amortization recorded in the first three months of 2001 was $2.8 million. The following table provides a comparison of the effects of adopting SFAS No. 142 for the quarters ended March 31, 2002 and 2001:

	March 31, 2002	March 31, 2001
	(In millions, except per share data)
Income (loss) before the cumulative effect of changes in accounting principles	$5.0	$(3.6)
Add back: goodwill amortization (net of income taxes)	—	2.8

Adjusted—Income (loss) before the cumulative effect of changes in accounting principles	5.0	(0.8)
Cumulative effect of changes in accounting principles, net of income taxes	(193.8)	(4.7)

Adjusted net loss	$(188.8)	$(5.5)

Basic and diluted earnings (loss) per share:
As Reported—Income (loss) before the cumulative effect of changes in accounting principles	$0.08	$(0.06)
Add back: goodwill amortization	—	0.04

Adjusted—Income (loss) before the cumulative effect of changes in accounting principles	$0.08	$(0.02)
Cumulative effect of changes in accounting principles	(2.97)	(0.07)

Adjusted—Net loss per share	$(2.89)	$(0.09)

As Reported—Net loss per share	$(2.89)	$(0.13)

On January 1, 2002, the Company also adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity, and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 had no

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

impact on the Company’s financial condition, results of operations, or cash flows.

Note 5:    Earnings Per Common Share

Basic earnings per common share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of the weighted average number of common shares outstanding during the period and the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Diluted earnings per common share for the period ended March 31, 2002, included 1.2 million incremental shares related to stock options. Excluded from the computation of diluted shares outstanding were options to purchase 3.4 million shares of common stock during the period ended March 31, 2002. These options were excluded because the option exercise price exceeded the average market price of the common shares.

Loss per common share for the three months ended March 31, 2001, is presented on a pro forma basis as if FMC Technologies were retaining its own earnings since January 1, 2001, and had completed its initial public offering on January 1, 2001.

Note 6:    Derivative Financial Instruments

On January 1, 2001, the Company implemented, on a prospective basis, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 (collectively, the “Statement”). The Statement requires all derivatives to be recognized in the balance sheet at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income, depending on whether a derivative is designated as, and effective as, a hedge and on the type of hedging transaction. In accordance with the provisions of the Statement, the Company recorded a first-quarter 2001 loss from the cumulative effect of a change in accounting principle of $4.7 million, net of an income tax benefit of $2.9 million, in the consolidated statements of income, and a deferred loss of $1.3 million, net of an income tax benefit of $0.9 million, in accumulated other comprehensive loss. The 2001 cash outflow related to contracts settled as a result of the adoption of SFAS No. 133 of $3.8 million is reported separately in the consolidated statements of cash flows.

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to outstanding cash flow hedges and which were recorded in earnings during the quarter ended March 31, 2002, were not significant. At both March 31, 2002, and December 31, 2001, the net deferred hedging loss in accumulated other comprehensive loss was $1.2 million. As of March 31, 2002, approximately $2.1 million of the net deferred hedging loss is expected to be recognized in earnings during the twelve months ended March 31, 2003, at the time the underlying hedged transactions are realized. Net gains of $0.9 million are expected to be recognized at various times through November 30, 2009.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 7:    Inventories

Inventories consisted of the following:

	March 31, 2002	December 31, 2001
	(Unaudited)
	(In millions)
Raw materials and purchased parts	$84.2	$115.2
Work in progress	163.5	118.9
Manufactured parts and finished goods	163.1	145.0

Gross inventory before valuation adjustments and LIFO reserves	410.8	379.1
Valuation adjustments and LIFO reserves	(105.0)	(109.5)

Net inventory	$305.8	$269.6

Note 8:    Commitments and Contingent Liabilities

The Company has certain contingent liabilities arising from litigation, claims, performance guarantees, leases and other commitments incident to the ordinary course of business. Management believes that the ultimate resolution of these known contingencies will not materially affect the Company’s consolidated financial position, results of operations or cash flow.

Note 9:    Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consisted of the following:

	Three Months Ended March 31
	2002	2001
	(In millions)
Net loss	$(188.8)	$(8.3)
Foreign currency translation adjustment	8.3	(9.9)
Cumulative effect of a change in accounting principle (related to derivatives and hedging)	—	(1.3)
Net deferral of hedging losses	—	(1.3)

Comprehensive loss	$(180.5)	$(20.8)

Accumulated other comprehensive earnings (loss) consisted of the following:

	March 31, 2002	December 31, 2001
	(In millions)
Cumulative foreign currency translation adjustments	$(135.9)	$(144.2)
Cumulative deferral of hedging losses	(1.2)	(1.2)
Cumulative adjustments to minimum pension liability	(1.2)	(1.2)

Accumulated other comprehensive loss	$(138.3)	$(146.6)

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 10:    Business Segment Information

	Three Months Ended March 31
	2002	2001
	(In millions)
Revenue
Energy Production Systems	$198.0	$157.9
Energy Processing Systems	84.0	89.1
Intercompany Eliminations	(1.3)	(0.2)

Subtotal Energy Systems	280.7	246.8
FoodTech	91.7	108.5
Airport Systems	52.8	74.7
Intercompany Eliminations	(1.6)	(0.6)

	$423.6	$429.4

Income before income taxes and the cumulative effect of changes in accounting principles
Energy Production Systems	$10.9	$5.6
Energy Processing Systems	3.0	3.4

Subtotal Energy Systems	13.9	9.0
FoodTech	4.3	3.5
Airport Systems	1.0	5.9

Segment operating profit (a)	19.2	18.4
Corporate	(5.7)	(8.1)
Other income and (expense), net	(3.0)	(0.7)

Operating profit before asset impairments, restructuring and other charges, net interest expense and income taxes	10.5	9.6
Asset impairments (b)	—	(1.3)
Restructuring and other charges (c)	—	(9.2)
Net interest expense	(3.4)	(1.1)

Income (loss) before income taxes and the cumulative effect of changes in accounting principles	$7.1	$(2.0)

(a)
Segment operating profit comparability is affected by the Company’s adoption of the provisions of SFAS No. 142 effective January 1, 2002, at which time the recording of goodwill amortization ceased. Goodwill amortization expense recognized in 2001 relates to Energy Production Systems ($0.8 million), Energy Processing Systems ($1.2 million), FoodTech ($1.3 million), and Airport Systems ($0.1 million).

(b)	The asset impairment in 2001 relates to FoodTech.

(c)	Restructuring and other charges in 2001 relate to Energy Processing Systems ($5.2 million), FoodTech ($2.5 million), and Airport Systems ($1.5 million).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS—SAFE HARBOR PROVISIONS

Item 2 of this report contains certain forward-looking statements that are based on management’s current views and assumptions regarding future events, future business conditions and our outlook for FMC Technologies, Inc. (“FMC Technologies” or the “Company”) based on currently available information.

Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expects”, “should”, “could”, “may”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Cautionary Note Regarding Forward-Looking Information” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

We caution that the referenced list of factors may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events.

BACKGROUND INFORMATION

On October 31, 2000, FMC Corporation announced its intention to reorganize its Energy Systems and Food and Transportation Systems businesses as a new company, FMC Technologies, Inc. FMC Technologies, Inc. was incorporated in Delaware on November 13, 2000, and was a wholly owned subsidiary of FMC Corporation until its initial public offering on June 14, 2001, when it sold 17.0% of its common stock.

Through May 31, 2001, FMC Corporation operated the businesses of FMC Technologies as internal units of FMC Corporation through various divisions and subsidiaries, or through investments in unconsolidated affiliates. As of June 1, 2001, FMC Corporation contributed to FMC Technologies substantially all of the assets and liabilities of, and its interests in, the businesses that comprise FMC Technologies, Inc. and consolidated subsidiaries, with the remainder transferred shortly thereafter (the “Contribution”).

Our financial statements for periods prior to June 1, 2001, were carved out from the consolidated financial statements of FMC Corporation using the historical results of operations and bases of the assets and liabilities of the transferred businesses. For periods prior to June 1, 2001, the financial information we present may not necessarily be indicative of what our financial position, operating results or cash flows would have been had we been a separate, stand-alone entity during the periods presented.

On December 31, 2001, FMC Corporation distributed its remaining 83.0% ownership of FMC Technologies’ common stock to FMC Corporation shareholders in the form of a dividend (the “Distribution”). Each FMC Corporation shareholder of record as of December 12, 2001, received a dividend of approximately 1.72 shares of FMC Technologies’ common stock for each share of FMC Corporation common stock.

The Separation and Distribution Agreement (“SDA”) contains the key provisions relating to the separation of our businesses from those of FMC Corporation. Under the terms of the SDA, FMC Corporation and FMC Technologies are required to complete a “true-up” process involving a transfer of funds based upon a specific formula. At December 31, 2001, we had recorded a net receivable from FMC Corporation of $4.7 million based upon this calculation. This amount was paid to us by FMC Corporation during the first quarter of 2002. Amounts paid to or received from FMC Corporation under the “true up” calculation are subject to final review by both parties.

At March 31, 2002, $4.0 million due from FMC Corporation recorded on our consolidated balance sheets reflects amounts due under a Transition Services Agreement (“TSA”) that we entered into with FMC Corporation. The TSA governs the provision by FMC Corporation to FMC Technologies and by FMC Technologies to FMC Corporation of support services. The terms of these services are expected to expire on various dates up to December 31, 2002, subject to exceptions.

RESULTS OF OPERATIONS

The following table summarizes our operating results for the three months ended March 31, 2002 and 2001:

	Three Months Ended March 31,
	2002	2001
	(In millions)
Revenue
Energy Production Systems	$198.0	$157.9
Energy Processing Systems	84.0	89.1
Intercompany eliminations	(1.3)	(0.2)

Subtotal Energy Systems	280.7	246.8
FoodTech	91.7	108.5
Airport Systems	52.8	74.7
Intercompany eliminations	(1.6)	(0.6)

Total revenue	$423.6	$429.4

Segment Operating Profit
Energy Production Systems	$10.9	$5.6
Energy Processing Systems	3.0	3.4

Subtotal Energy Systems	13.9	9.0
FoodTech	4.3	3.5
Airport Systems	1.0	5.9

Total segment operating profit	19.2	18.4

Corporate expenses	(5.7)	(8.1)
Other expense, net	(3.0)	(0.7)

Operating profit before asset impairments, restructuring and other charges, net interest expense and income taxes	10.5	9.6
Asset impairments	—	(1.3)
Restructuring and other charges		(9.2)
Net interest expense	(3.4)	(1.1)

Income (loss) before income taxes	7.1	(2.0)
Provision for income taxes	2.1	1.6

Income (loss) before the cumulative effect of changes in accounting principles	5.0	(3.6)
Cumulative effect of changes in accounting principles, net of income taxes	(193.8)	(4.7)

Net loss	$(188.8)	$(8.3)

CONSOLIDATED RESULTS

Our pre-tax profit for the quarter ended March 31, 2002, before the cumulative effect of a change in accounting principle, was $7.1 million ($5.0 million after tax), compared with profit before significant non-recurring items for the quarter ended March 31, 2001, of $8.5 million before tax ($6.2 million after tax). The decrease of $1.4 million in 2002 was primarily attributable to higher interest expense and other expenses, net, partially offset by a reduction in corporate expense and an increase in segment operating profit resulting, in part, from the discontinuation of amortization of goodwill as a result of the adoption of the new accounting standard related to goodwill and intangible assets as of January 1, 2002.

The Company recorded the cumulative effect of changes in accounting principles of $215.0 million ($193.8 after tax) in the first quarter of 2002 and $7.6 million ($4.7 million after tax) in the first quarter of 2001. In the first quarter of 2002, the adoption of a new accounting standard on goodwill and intangible assets resulted in a writedown of goodwill, primarily associated with our acquisition of Moorco, included in Energy Processing Systems, and our freezing systems businesses, included in FoodTech. In 2001, we adopted the new accounting and reporting standards for derivative instruments and hedging. In 2001, significant non-recurring items also included asset impairments and restructuring and other charges of $10.5 million ($6.5 million after tax) and income tax provisions of $3.3 million related to the repatriation of offshore earnings and the reorganization of FMC Technologies’ worldwide entities as part of our separation from FMC Corporation.

Our total revenue for the quarter ended March 31, 2002, decreased $5.8 million, or 1.4%, to $423.6 million, compared to $429.4 million for the quarter ended March 31, 2001. Increased revenue in Energy Production Systems was more than offset by decreases in our other business segments, primarily Airport Systems and FoodTech.

Total segment operating profit increased $0.8 million, or 4.3%, to $19.2 million in 2002 from $18.4 million in 2001. Stronger Energy Production Systems’ results in 2002 were partially offset by a decrease in the profitability of Airport Systems. Amortization of goodwill included in 2001 operating profit was $3.4 million before tax ($2.8 million after tax).

Net loss was $188.8 million and $8.3 million for the three months ended March 31, 2002 and 2001, respectively. The first quarter 2002 net loss increased when compared with 2001 due to the goodwill impairment loss recognized as the cumulative effect of a change in accounting principle.

OPERATING RESULTS OF BUSINESS SEGMENTS

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, asset impairments, restructuring and other charges and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue in the first quarter of 2002 increased $40.1 million, or 25.4%, to $198.0 million from $157.9 million in the first quarter of 2001. Increased revenue was primarily attributable to higher sales of subsea systems for projects offshore Brazil and in the North Sea, partly offset by lower sales for projects offshore West Africa. In addition, when compared with the first quarter of 2001, sales of surface offshore wellhead and floating production equipment were higher in the first quarter of 2002.

Energy Production Systems’ operating profit in the first quarter of 2002 increased $5.3 million, or 94.6%, to $10.9 million from $5.6 million in the first quarter of 2001. Increased operating profit resulted from higher sales volumes, particularly in floating production systems, and lower expenses related to cost control initiatives.

Strong business activity for Energy Production Systems is expected to be driven by continued growth of our subsea business in the Gulf of Mexico and offshore Brazil and sales of floating production equipment. While there have been some delays in orders in the North Sea and offshore West Africa, we expect improvements in these regions in the second half of 2002. We anticipate that 2002 revenues for Energy Production Systems will grow significantly, driven by our BP, Norsk Hydro and Shell alliances and the increase in backlog for our subsea and floating production businesses. We expect margins in 2002 to be similar to 2001, with margin growth constrained by the engineering work associated with the initial phases of large subsea projects.

Energy Processing Systems

Energy Processing Systems’ revenue in the first quarter of 2002 decreased $5.1 million, or 5.7%, to $84.0 million from $89.1 million in the first quarter of 2001. Decreased sales of fluid control and material handling equipment were partially offset by higher revenues from the blending and transfer business. The decrease in fluid control sales reflected lower demand from oilfield service company customers, a result of lower natural gas prices and reduced rig counts.

Energy Processing Systems’ operating profit in the first quarter of 2002 decreased $0.4 million, or 11.8%, to $3.0 million from $3.4 million in the first quarter of 2001. When compared with the first three months of 2001, decreased profitability in 2002 resulted from lower volumes of fluid control equipment. Lower amortization expense in 2002 partially offset this decrease, the result of the implementation of a new accounting standard.

Management projects that full year 2002 revenues will be comparable to revenues in 2001 with higher operating profit due to the benefits of cost reductions initiated in 2001 and lower amortization expense related to the implementation of a new accounting standard.

FoodTech

FoodTech’s revenue in the first quarter of 2002 decreased $16.8 million, or 15.5%, to $91.7 million, compared to $108.5 million in the first quarter of 2001. Lower revenue in the first quarter of 2002 primarily resulted from decreased sales of freezing, poultry processing, tomato processing and food sterilization equipment, as customers continued to postpone capital investment as a result of economic uncertainties.

Operating profit for FoodTech increased $0.8 million in the first quarter of 2002, or 22.9%, to $4.3 million from $3.5 million in the first quarter of 2001. The impact of lower volumes was more than offset by the benefits of cost savings from the restructuring of various food processing businesses and by lower amortization expense in 2002 resulting from the implementation of a new accounting standard.

We believe that many of our customers have deferred their capital investment in food processing equipment as a result of unfavorable economic trends, including a continued downturn in the poultry market. Consequently, management is not forecasting revenue growth for 2002. However, we do expect improved operating profitability as a result of the impact of business restructuring activities initiated in prior periods and lower amortization expense in 2002 related to the implementation of a new accounting standard.

Airport Systems

Airport Systems’ revenue in the first quarter of 2002 decreased $21.9 million, or 29.3%, to $52.8 million from $74.7 million in the first quarter of 2001. When compared with 2001, the decline in first quarter 2002 revenue was the result of lower sales volumes for ground support equipment and Jetway® systems, reflecting commercial airlines’ deferral of capital expenditures subsequent to September 11. This decrease was partially offset by higher revenue associated with the sale of Halvorsen loaders to the U.S. Air Force.

Operating profit for Airport Systems in the first quarter of 2002 decreased $4.9 million, or 83.1%, to $1.0 million from $5.9 million in the first quarter of 2001. The reduction was primarily attributable to lower volumes of ground support equipment, partially offset by profits from the sale of the Halvorsen loader and lower expenses. Reduced expenses were the result of the implementation of strategies taken to lower the cost structure at Airport Systems in response to the economic impact of the events of September 11.

Management expects that the effect of the events of September 11 on airline travel will continue to negatively affect Airport Systems in the near term. This will be offset in part by increased activity in the Halvorsen loader program. During 2002, we expect to deliver approximately 100 Halvorsen loaders, of which 17 were delivered in the first quarter of 2002. In comparison, we made deliveries of 19 loaders during full year 2001.

Order Backlog

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
	March 31, 2002	December 31, 2001	March 31, 2001
	(In millions)
Energy Production Systems	$658.1	$570.9	$440.1
Energy Processing Systems	115.6	105.0	108.4

Subtotal Energy Systems	773.7	675.9	548.5
FoodTech	161.1	121.4	129.3
Airport Systems	142.1	163.4	158.0

Total	$1,076.9	$960.7	$835.8

When compared with December 31, 2001, Energy Production Systems’ order backlog at March 31, 2002, increased primarily as a result of a stronger subsea market. Subsea orders received during the first quarter of 2002 included orders from ExxonMobil offshore West Africa, BP in the Gulf of Mexico and Petrobras in Latin America. First quarter 2002 inbound orders were also substantial for floating production systems, including an order for the Su Tu Den project in Vietnam. When compared with March 31, 2001, order backlog increased primarily as a result of an increase in orders for subsea systems, floating production equipment and, to a lesser extent, surface wellhead systems.

Energy Processing Systems’ order backlog at March 31, 2002, increased from December 31, 2001, primarily as a result of increased orders for material handling equipment and measurement solutions, partially offset by a decrease in backlog in the loading systems business. Order backlog for Energy Processing systems’ also increased when compared with March 31, 2001, due to higher backlog for measurement solutions and fluid control equipment, partially offset by lower backlog for blending and transfer systems.

FoodTech’s order backlog at March 31, 2002, increased compared with December 31, 2001. This was primarily as a result of orders received for food preservation and tomato processing equipment and for freezing systems in Europe and Asia, partially offset by a decrease in backlog for food handling equipment. When compared with March 31, 2001, the increase in order backlog was primarily attributable to orders for freezing systems and, to a lesser extent, food processing equipment.

When compared with December 31, 2001, Airport Systems’ order backlog at March 31, 2002, decreased. The reduction was primarily attributable to Jetway® equipment, reflecting a substantial reduction in orders from commercial airlines and airport authorities as a result of the general slowdown in the U.S. economy. Also, March 31, 2002, order backlog reflected a reduction for Halvorsen loaders and ground support equipment when compared with the beginning of the quarter. When compared with March 31, 2001, order backlog decreased primarily due to the reduction in orders for ground support equipment, the result of the events of September 11, 2001, partly offset by an increase in order backlog for Halvorsen loaders and, to a lesser extent, higher Jetway® order backlog.

OTHER COSTS AND EXPENSES

Asset Impairment, Restructuring And Other Charges

In the first quarter of 2001, we recorded asset impairment and restructuring and other charges of $10.5 million before taxes ($6.5 million after taxes). An asset impairment charge of $1.3 million, required to write off goodwill associated with a small FoodTech product line that we chose not to develop further. Restructuring charges were $9.2 million, of which $5.2 million related to planned reductions in force of 91 individuals in the Energy Processing Systems businesses, $2.5 million related to planned reductions in force of 72 positions in the FoodTech businesses, and $1.5 million related to a planned plant closing and restructuring of an Airport Systems facility, including 73 planned workforce reductions. Expenditures of $2.2 million and $1.1 million during the first quarter of 2002 and 2001, respectively, reduced the restructuring reserve. As of March 31, 2002, and December 31, 2001, a balance of $2.1 million and $4.3 million, respectively, remained. As of March 31, 2002, the remaining reserve represented future severance payments to 35 employees. The Company anticipates these expenditures will occur by September 30, 2002.

Corporate Expenses

Corporate expenses decreased 29.6% in the first quarter of 2002 to $5.7 million, compared with $8.1 million in the first quarter of 2001.

In 2001, corporate expenses reflected the sharing of corporate staff costs between FMC Corporation and FMC Technologies as provided in the SDA.

First quarter 2002 corporate expenses decreased because we no longer share corporate staff costs with FMC Corporation after our December 31, 2001, spin off. In addition, corporate expenses reflect the impact of lower corporate staff levels in 2002.

Other Expense, Net

Other expense, net, comprises primarily LIFO inventory adjustments, expenses related to employee pension and other postretirement benefits, and income or expense related to foreign currency and restricted stock.

For the three months ended March 31, 2002 and 2001, other expense, net, amounted to $3.0 million and $0.7 million, respectively. Higher expense in 2002 resulted primarily from an increase in noncash pension expense, partially offset by an increase in foreign currency gains.

Net Interest Expense

Net interest expense was $3.4 million and $1.1 million during the three months ended March 31, 2002 and 2001, respectively. This $2.3 million increase in net interest expense in 2002 was primarily associated with credit facilities we obtained in 2001 to establish our stand-alone capital structure.

We were a wholly owned subsidiary of FMC Corporation in the first quarter of 2001; consequently, net interest expense during that period was associated with cash balances and third-party debt in our operating companies. FMC Corporation funded most of its businesses centrally, and the third-party debt and cash balances that were reported by FMC Technologies prior to June 2001 were not necessarily representative of what the actual debt or cash balances would have been had FMC Technologies been a separate, stand-alone entity.

Income Tax Expense

Income tax expense for the three months ended March 31, 2002, was $2.1 million on income before income taxes of $7.1 million, resulting in an effective tax rate of 29%.

Income tax expense for the three months ended March 31, 2001, was $1.6 million on a pre-tax loss of $2.0 million. Income tax expense for the quarter was $2.3 million on adjusted pre-tax earnings of $8.5 million, resulting in an effective tax rate of 27%. This excluded the effects of restructuring and impairment charges, and a $3.3 million tax expense associated with repatriation of offshore earnings and the reorganization of FMC Technologies’ worldwide entities in conjunction with our separation from FMC Corporation.

The differences between the effective tax rates for these periods and the statutory U.S. Federal income tax rate relate primarily to differing foreign tax rates, qualifying foreign trade income and incremental state taxes.

Management estimates that the effective tax rate for full year 2002 will be 29%, up from a 27% tax rate on adjusted 2001 pre-tax earnings, resulting from an increase in domestic income in 2002.

Cumulative Effect of Changes in Accounting Principles, Net of Income Taxes

On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The standards collectively provide new guidance for the recognition, amortization and continuing valuation of goodwill and other intangible assets acquired in a business combination, and SFAS No. 141 prohibits the use of the pooling of interests method of accounting for a business combination. The adoption of SFAS No. 141 did not have any impact on our historical financial statements. The Company completed the goodwill impairment testing that is required upon adoption of SFAS No. 142. As a result, we recognized a loss from the cumulative effect of a change in accounting principle of $193.8 million, net of an income tax benefit of $21.2 million, affecting the FoodTech and Energy Processing Systems business segments. Our adoption of SFAS No. 142’s provisions relating to goodwill amortization resulted in our discontinuing the amortization of goodwill beginning January 1, 2002. On a pre-tax basis, goodwill amortization recorded in the first three months of 2001 was $3.4 million, which related to Energy Production Systems ($0.8 million), Energy Processing Systems ($1.2 million), FoodTech ($1.3 million) and Airport Systems

($0.1 million). On an after-tax basis, goodwill amortization recorded in the first three months of 2001 was $2.8 million.

On January 1, 2001, we implemented, on a prospective basis, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, resulting in a loss from the cumulative effect of a change in accounting principle of $4.7 million, net of an income tax benefit of $2.9 million.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents at March 31, 2002, and December 31, 2001, of $2.2 million and $28.0 million, respectively.

We had net debt at March 31, 2002, and December 31, 2001, of $259.2 million and $245.0 million, respectively. Net debt includes short- and long-term debt and the current portion of long-term debt, net of cash and cash equivalents.

Cash required by operating activities of continuing operations was $0.8 million and $22.2 million for the first three months of 2002 and 2001, respectively.

At March 31, 2002, operating working capital was $164.3 million, an increase of $16.4 million when compared with operating working capital of $147.9 million at December 31, 2001. Operating working capital is working capital excluding cash and cash equivalents, amounts due from FMC Corporation, short-term debt, the current portion of long-term debt and income tax balances.

Our working capital balances vary significantly depending on the payment terms and timing of delivery on key contracts, particularly for Energy Production Systems’ customers.

As part of FMC Corporation, we participated in a financing facility under which accounts receivable were sold without recourse through FMC Corporation’s wholly owned, bankruptcy remote subsidiary. During the first half of 2001, we ceased our participation in this program, the effect of which was a reduction in operating cash flows amounting to $5.2 million and $32.8 million in the first quarter and second quarter of 2001, respectively.

Cash required by investing activities was $11.9 million and $7.9 million for the three months ended March 31, 2002 and 2001, respectively. While capital expenditures were comparable between the two periods, proceeds from disposals of property, plant and equipment were greater in 2001.

The following is a summary of our committed credit facilities at March 31, 2002, the amount of debt outstanding under the committed credit facilities, the amount of unused capacity, and maturity dates:

Description	Commitment Amount	Debt Outstanding Under Committed Credit Facilities at March 31, 2002	Unused Capacity at March 31, 2002	Maturity
		(In millions)
Five-year revolving credit facility	$250.0	$182.5	$67.5	April, 2006
364-day revolving credit facility	150.0	—	150.0	April, 2002	(1)
150-day revolving credit facility	25.0	—	25.0	April, 2002	(1)

	$425.0	$182.5	$242.5

(1)
During the second quarter of 2002, the Company renewed its committed 364-day revolving credit facility to allow for borrowings of up to $182 million under comparable terms. The Company chose not to renew the 150-day revolving credit facility.

Among other restrictions, the terms of the credit agreements include negative covenants related to liens and financial covenants related to consolidated tangible net worth, debt to earnings ratios and interest coverage ratios. The Company is in compliance with all debt covenants as of March 31, 2002. These borrowings carry an effective interest rate of 100 basis points above the one-month London Interbank Offered Rate. We entered into interest rate swap agreements in 2001 related to $150.0 million of the long-term amount borrowed to fix the effective interest rate thereon at an average rate of 5.37%. Interest rate swaps with notional values of $100.0 million and $50.0 million mature in 2003 and 2004, respectively.

Our uncommitted credit, consisting of three domestic credit facilities totaling $35.0 million, matured on April 25, 2002. During the second quarter of 2002, these credit facilities were renewed for total borrowings of up to $30.0 million maturing in April 2003. We also have smaller uncommitted credit lines for many of our international subsidiaries. Borrowings under uncommitted facilities totaled $38.9 million at March 31, 2002, of which approximately $0.3 million is classified as long-term. Borrowings under uncommitted facilities totaled $42.2 million at December 31, 2001.

We have an uncommitted credit agreement with MODEC International LLC (“MODEC”), a 37.5% owned joint venture, at interest rates based on our domestic short-term committed credit facilities’ interest rate, which was 2.7% in 2002 and 2.9% at December 31, 2001. Under terms of the agreement, MODEC deposits its excess cash with the Company. At March 31, 2002, and December 31, 2001, borrowings from MODEC amounted to $40.0 million and $22.7 million, respectively, and were included in short-term debt on the Company’s consolidated balance sheets.

We expect to meet our operating needs, fund capital expenditures and potential acquisitions and meet debt service requirements through cash generated from operations and the credit facilities discussed above. Capital spending is forecast to total approximately $55 to $60 million for 2002, compared with $67.6 million in 2001. We routinely evaluate potential acquisitions, divestitures and joint ventures in the ordinary course of business.

The Tax Sharing Agreement we have with FMC Corporation places certain restrictions upon FMC Technologies regarding the sale of assets, the sale or issuance of additional securities (including securities convertible into stock) or the entry into some types of corporate transactions during a restriction period that continues through June 2004, a period of 30 months following the Distribution.

The Company’s accumulated other comprehensive loss decreased from $146.6 million at December 31, 2001, to $138.3 million at March 31, 2002, as a result of a decrease in cumulative foreign currency translation losses of $8.3 million, primarily reflecting the translation impact of the Norwegian krone and the Swedish krona against the U.S. dollar.

CRITICAL ACCOUNTING POLICIES

We prepared the consolidated financial statements of FMC Technologies in conformity with accounting principles generally accepted in the United States of America. As such, we were required to make certain estimates, judgments and assumptions about matters that are inherently uncertain. On an ongoing basis, our management re-evaluates these estimates, judgments and assumptions for reasonableness because of the critical impact that these factors have on the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

Revenue Recognition

Our primary source of revenue is from equipment sales, and we recognize revenue from the sale of equipment either upon transfer of title to the customer (which is upon shipment or when customer-specific acceptance requirements are met) or under the percentage of completion method. The percentage of completion method applies the provisions of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” We believe that our accounting policy for revenue recognition under the percentage of completion method is critical because it involves difficult judgments about matters that are uncertain.

We use the percentage of completion method most frequently for subsea petroleum exploration equipment projects that involve the design, engineering, manufacturing and assembly of complex, customer-specific systems. The systems are not built from standard bills of material and typically require extended periods of time to construct. We execute contracts with our customers that clearly describe the equipment, systems and/or services that we will provide and the amount of consideration we will receive. The contracts generally require advance customer payments and frequently involve amendments, revisions and extensions over the terms of the production process.

We record revenue as work progresses on each contract in the ratio that costs incurred to date bear to total estimated costs at completion. We prepare estimates of total contract costs and of our progress toward completion of each contract using estimates and judgments based on historical experience and on other factors that we believe to be relevant under the circumstances. Our operating results are highly sensitive to changes in these estimates. It is reasonably likely that materially different operating results would be reported if different methods or assumptions were utilized, or if unforeseen conditions arise that have a significant impact on these projects.

Accounts Receivable

A significant percentage of revenue from equipment sales in our Energy Production Systems and Airport Systems business segments is concentrated in a relatively small number of customers. We maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. However, if any of these major customers experiences a significant unfavorable change in liquidity or financial position, it is reasonably likely that this could have an adverse impact on the collectibility of our accounts receivable and our future operating results.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax obligations in each of the jurisdictions in which we operate. This process involves estimating our actual current tax liabilities together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded on our consolidated balance sheets. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance. Adjustments to the valuation allowance may increase or decrease the tax expense included in the consolidated statements of income.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance is based on our estimates of future taxable income in the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations.

Other Valuation Allowances and Accrued Liabilities

We are required to make estimates and judgments in connection with other accounting policies, including those related to the value of inventories, assessment of asset impairment, and estimates of liabilities for warranty obligations, restructuring costs, retirement benefits, contingencies and litigation. We base our estimates and judgments related to these matters on historical experience, actuarially determined estimates and/or other factors applicable under the circumstances. If we used different assumptions in forming these estimates, this could have a material impact on the amounts recorded.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in its Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

INDEPENDENT ACCOUNTANTS’ REPORT

A report by KPMG LLP, FMC Technologies’ independent accountants, on the financial statements included in Form 10-Q for the quarter ended March 31, 2002, is included on page 27.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors
FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. as of March 31, 2002, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of FMC Technologies, Inc. as of December 31, 2001 and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated January 24, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  KPMG LLP

Chicago, Illinois
April 23, 2002

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There has been no material change in the Company’s significant legal proceedings from the information reported in Part I, Item 3, “Legal Proceedings” of the Company’s 2001 Annual Report on Form 10-K.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number in Exhibit Table	Description
4.7	Second Amendment to 364-Day Credit Agreement

4.8	Second Amendment to Five-Year Credit Agreement

15	Letter re: unaudited interim financial information

(b) Reports on Form 8-K

Form 8-K dated February 27, 2002, containing information presented to investment analysts from various firms.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC. (Registrant)

Date: May 15, 2002	By:	/S/ RONALD D. MAMBU
Ronald D. Mambu Vice President, Controller, and duly authorized officer

EXHIBIT INDEX

Number in Exhibit Table	Description
4.7	Second Amendment to 364-Day Credit Agreement

4.8	Second Amendment to Five-Year Credit Agreement

15	Letter re: unaudited interim financial information