Form 10-Q/A
period 2002-03-31
FMC TECHNOLOGIES INC
filed 2002-06-11
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

Filed herewith on Form 10-Q/A is the Company’s amended Form10-Q for the quarter ended March 31, 2002. We have filed this Form 10-Q/A to amend information included in Notes to the consolidated financial statements, specifically Note 7: Inventory, at March 31, 2002.

This document amends only Note 7 to the consolidated financial statements. There is no change to the Consolidated Statements of Income, the Consolidated Balance Sheets, the Consolidated Statements of Cash Flows or any other part of the document.

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

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 7:    Inventories

Inventories consisted of the following:

	March 31, 2002	December 31, 2001
	(Unaudited)
	(In millions)
Raw materials and purchased parts	$87.8	$115.2
Work in progress	164.0	118.9
Manufactured parts and finished goods	164.6	145.0

Gross inventory before valuation adjustments and LIFO reserves	(416.4)	379.1
Valuation adjustments and LIFO reserves	(110.6)	(109.5)

Net inventory	$305.8	$269.6

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

FMC TECHNOLOGIES, INC. (Registrant)

Date: June 10, 2002	By:	/S/ RONALD D. MAMBU
Ronald D. Mambu Vice President, Controller, and duly authorized officer

EXHIBIT INDEX

Number in Exhibit Table	Description
4.7	Second Amendment to 364-Day Credit Agreement

4.8	Second Amendment to Five-Year Credit Agreement

15	Letter re: unaudited interim financial information