Form 10-Q/A
period 2002-03-31
FMC TECHNOLOGIES INC
filed 2002-06-11
CIK 1135152

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

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Note 7:    Inventories

Inventories consisted of the following:

	March 31, 2002	December 31, 2001
	(Unaudited)
	(In millions)
Raw materials and purchased parts	$87.8	$115.2
Work in progress	164.0	118.9
Manufactured parts and finished goods	164.6	145.0

Gross inventory before valuation adjustments and LIFO reserves	416.4	379.1
Valuation adjustments and LIFO reserves	(110.6)	(109.5)

Net inventory	$305.8	$269.6

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