Form 10-Q
period 2002-06-30
FMC TECHNOLOGIES INC
filed 2002-08-14
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

Yes   X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2002
Common Stock, par value $0.01 per share	65,407,709

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
FMC Technologies, Inc. and Consolidated Subsidiaries
Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Revenue	$542.3	$478.1	$965.9	$907.5
Costs and expenses:
Cost of sales or services	428.6	368.5	763.7	702.3
Selling, general and administrative expense	72.8	71.6	138.3	144.4
Research and development expense	12.2	16.1	24.1	29.2
Asset impairments (Note 2)	—	—	—	1.3
Restructuring and other charges (Note 2)	—	—	—	9.2

Total costs and expenses	513.6	456.2	926.1	886.4

Income before minority interests, net interest expense and income taxes	28.7	21.9	39.8	21.1
Minority interests	0.4	0.5	1.0	0.6
Net interest expense	3.3	1.8	6.7	2.9

Income before income taxes	25.0	19.6	32.1	17.6
Provision for income taxes	7.2	9.4	9.3	11.0

Income before the cumulative effect of changes in accounting principles	17.8	10.2	22.8	6.6
Cumulative effect of changes in accounting principles, net of income taxes (Notes 4 and 6)	—	—	(193.8)	(4.7)

Net income (loss)	$17.8	$10.2	$(171.0)	$1.9

(continued)

FMC Technologies, Inc. and Consolidated Subsidiaries
Consolidated Statements of Income (Unaudited) (Continued)
(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Basic earnings (loss) per common share (Notes 1 and 5):
Income before the cumulative effect of changes in accounting principles	$0.27	$0.16	$0.35	$0.10
Cumulative effect of changes in accounting principles	—	—	(2.97)	(0.07)

Basic earnings (loss) per common share	$0.27	$0.16	$(2.62)	$0.03

Average number of shares used in basic earnings per share computations	65.3	65.0	65.3	65.0

Diluted earnings (loss) per common share (Notes 1 and 5):
Income before the cumulative effect of changes in accounting principles	$0.27	$0.15	$0.34	$0.10
Cumulative effect of changes in accounting principles	—	—	(2.91)	(0.07)

Diluted earnings (loss) per common share	$0.27	$0.15	$(2.57)	$0.03

Average number of shares used in diluted earnings per share computations	66.9	66.2	66.5	65.7

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Consolidated Balance Sheets
(In millions, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$7.4	$28.0
Trade receivables, net of allowances of $9.6 in 2002 and $9.2 in 2001	426.7	375.9
Inventories (Note 7)	312.1	269.6
Due from FMC Corporation, net (Note 1)	0.9	4.7
Other current assets (Notes 6 and 8)	117.3	62.5
Deferred income taxes	7.5	14.4

Total current assets	871.9	755.1
Investments	27.3	27.1
Property, plant and equipment, net of accumulated depreciation of $373.8 in 2002 and $349.5 in 2001	291.1	275.3
Goodwill (Note 4)	89.2	311.6
Intangible assets, net (Note 4)	35.7	35.5
Other assets	24.3	17.9
Deferred income taxes	36.2	15.4

Total assets	$1,375.7	$1,437.9

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$103.0	$78.8
Accounts payable, trade and other	454.4	369.4
Other current liabilities	201.2	171.7
Current portion of long-term debt	0.1	0.1
Current portion of accrued pension and other postretirement benefits	21.1	19.0
Income taxes payable	30.3	41.8

Total current liabilities	810.1	680.8
Long-term debt, less current portion	150.5	194.1
Accrued pension and other postretirement benefits, less current portion	49.3	48.7
Reserve for discontinued operations	21.2	23.4
Other liabilities	57.6	69.3
Minority interests in consolidated companies	4.4	3.4
Commitments and contingent liabilities (Notes 1 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2002 or 2001	—	—
Common stock, $ 0.01 par value, 195.0 shares authorized; 65.5 and 65.1 shares issued in 2002 and 2001; 65.4 and 65.0 shares outstanding in 2002 and 2001	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.1 shares in 2002 and 2001	(1.6)	(1.2)
Capital in excess of par value of common stock	531.4	523.0
Retained earnings (deficit)	(128.8)	42.3
Accumulated other comprehensive loss (Note 10)	(119.1)	(146.6)

Total stockholders’ equity	282.6	418.2

Total liabilities and stockholders’ equity	$1,375.7	$1,437.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended June 30
	2002	2001
Cash provided (required) by operating activities of continuing operations:
Income before the cumulative effect of changes in accounting principles	$22.8	$6.6
Adjustments to reconcile income before the cumulative effect of changes in accounting principles to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	22.8	30.9
Asset impairments (Note 2)	—	1.3
Restructuring and other charges (Note 2)	—	9.2
Accrued employee benefit plan expenses	6.6	2.9
Settlement of derivative contracts (Note 6)	—	(3.8)
Deferred income taxes	6.7	13.7
Other	3.0	1.5
Changes in operating assets and liabilities:
Trade receivables, net	(50.8)	9.0
Repurchase of securitized receivables	—	(38.0)
Inventories	(44.3)	(30.6)
Other current assets and other assets	(30.7)	(23.2)
Accounts payable (including advance payments), accrued and other current liabilities and other liabilities	130.5	(1.0)
Income taxes payable	(10.4)	3.3
Accrued pension and other postretirement benefits, net	(3.9)	(9.1)

Cash provided (required) by operating activities of continuing operations	$52.3	$(27.3)

(continued)

FMC Technologies, Inc. and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In millions)

	Six Months Ended June 30
	2002	2001
Cash provided (required) by operating activities of continuing operations	$52.3	$(27.3)

Cash required by discontinued operations	(2.2)	(2.9)

Cash provided (required) by investing activities:
Acquisitions of businesses	—	(2.6)
Capital expenditures	(31.9)	(27.6)
Proceeds from disposal of property, plant and equipment	2.2	6.6
(Increase) decrease in investments and assets held for sale (Note 8)	(22.4)	12.3

Cash required by investing activities	(52.1)	(11.3)

Cash provided (required) by financing activities:
Net increase in short-term debt	24.1	41.6
Proceeds from issuance of long-term debt	—	250.0
Repayments of long-term debt	(43.7)	(69.3)
Issuances of common stock, net of common stock acquired for employee benefit plan	1.0	207.2
Net contributions from FMC Corporation	—	86.3
Payments to FMC Corporation	—	(480.1)

Cash provided (required) by financing activities	(18.6)	35.7

Effect of exchange rate changes on cash and cash equivalents	—	(0.5)

Decrease in cash and cash equivalents	(20.6)	(6.3)
Cash and cash equivalents, beginning of period	28.0	17.8

Cash and cash equivalents, end of period	$7.4	$11.5

Supplemental disclosures of cash flow information:
Cash paid for interest (net of interest capitalized)	$7.4	$5.8
Cash paid for income taxes (net of refunds received)	$7.4	$3.5
Supplemental schedule of non-cash activities
Common stock issued for restricted stock awards granted in prior periods	$7.0	—

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1: Formation of Business and Basis of Presentation

On October 31, 2000, FMC Corporation announced its intention to reorganize its Energy Systems and Food and Transportation Systems businesses as a new company, FMC Technologies, Inc. (“FMC Technologies” or the “Company”). FMC Technologies was incorporated in Delaware on November 13, 2000, and was a wholly owned subsidiary of FMC Corporation until its initial public offering on June 14, 2001, when it sold 17.0% of its common stock to the public.

Through May 31, 2001, FMC Corporation operated the businesses of FMC Technologies as internal units of FMC Corporation through various divisions and subsidiaries, or through investments in unconsolidated affiliates. As a result, the Company’s financial statements for periods prior to June 1, 2001, were carved out from the consolidated financial statements of FMC Corporation using the historical results of operations and bases of the assets and liabilities of the transferred businesses. As of June 1, 2001, FMC Corporation contributed to FMC Technologies substantially all of the assets and liabilities of, and its interests in, the businesses that comprise FMC Technologies, Inc. and consolidated subsidiaries with the remainder transferred shortly thereafter.

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

The Separation and Distribution Agreement (“SDA”) contains the key provisions relating to the separation of the Company’s businesses from those of FMC Corporation. Under the terms of the SDA, FMC Corporation and FMC Technologies are required to complete a “true-up” process involving a transfer of funds based upon a specific formula. Cash transferred to or from FMC Corporation under the true-up calculation is subject to final review by both parties.

At December 31, 2001, the Company had recorded a net receivable from FMC Corporation of $4.7 million based upon the terms of the SDA. This amount was paid to the Company by FMC Corporation during the first quarter of 2002.

During the second quarter of 2002, FMC Corporation and the Company identified amounts in connection with the true-up process, the final resolution of which may result in payments to or from FMC Corporation. Under the terms of the SDA, payment to or from FMC Corporation for final settlement of the true-up process is limited to $7.5 million. Recording the settlement of such items is expected to result in an increase or decrease only to debt and stockholders’ equity. The Company believes that completion of the true-up process will not result in a material impact on the Company’s consolidated financial position, results of operations or cash flows.

A Transition Services Agreement (“TSA”) entered into by the Company and FMC Corporation governs the provision of support services by FMC Corporation to FMC Technologies and by FMC Technologies to FMC Corporation. The terms of these services are expected to expire on various dates up to December 31, 2002, subject to exceptions.

In the opinion of management, these consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements, and reflect all adjustments necessary for a fair statement of the Company’s results of operations and cash flows for the interim periods ended June 30, 2002 and 2001, and of its financial position as of June 30, 2002. All such adjustments are of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 2002 and 2001, are not necessarily indicative of the results of operations for the full year.

Note 2: Asset Impairments and Restructuring and Other Charges

In the first quarter of 2001, FMC Technologies recorded asset impairments and restructuring and other charges totaling $10.5 million before taxes ($6.5 million after taxes). A restructuring charge of $9.2 million was primarily for severance benefits to employees affected by a planned workforce reduction. In addition, an asset impairment charge of $1.3 million was required to write off goodwill associated with a small FoodTech product line that the Company chose not to develop further.

Restructuring spending of $0.4 million and $2.6 million occurred during the three-month and six-month periods ended June 30, 2002, respectively.

The remaining liability for restructuring activities amounted to $1.7 million at June 30, 2002, and reflects future severance payments primarily for headcount reductions already incurred. The Company expects to complete these payments by December 31, 2002. The liability for restructuring activities was $4.3 million at December 31, 2001.

Note 3: Income Taxes

For periods in 2001, the provisions for income taxes were prepared as if FMC Technologies were a stand-alone entity filing a separate tax return.

The Company’s income tax provision for the three-month and six-month periods ended June 30, 2001, includes nonrecurring charges of $4.2 million and $7.5 million, respectively, related to reorganization of FMC Corporation’s entities and repatriation of a portion of FMC Technologies’ foreign earnings in preparation for the Company’s separation from FMC Corporation.

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

Intangible assets

All of the Company’s acquired intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. The Company recorded $0.5 million and $1.1 million in amortization expense related to intangible assets in the three-month and six-month periods ended June 30, 2002, respectively. The Company estimates that amortization of intangible assets will total $2.2 million for the year ending December 31, 2002. During the years 2003 through 2007, annual amortization expense is expected to be $2.2 million. No impairment losses related to these identifiable intangible assets were required to be recognized as a result of implementing SFAS No. 142.

The components of intangible assets were as follows:

(In millions)	As of June 30, 2002		As of December 31, 2001
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer related	$17.3	$4.0	$16.9	$3.7
Patents	22.0	12.5	20.3	11.0
Trademarks	16.6	3.7	16.2	3.2

Total intangible assets	$55.9	$20.2	$53.4	$17.9

Goodwill

During 2002, the carrying amount of goodwill was reduced by an impairment loss recognized upon adoption of the new accounting standard and, where applicable, foreign currency translation adjustments. The pre-tax impairment loss of $215.0 million ($193.8 million after tax) related to FoodTech ($117.4 million before tax; $98.3 million after tax) and Energy Processing Systems ($97.6 million before tax; $95.5 million after tax). The after tax impairment loss was reflected as a cumulative effect of a change in accounting principle.

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

Goodwill by business segment at June 30, 2002, was as follows:

(In millions)	June 30, 2002
Energy Production Systems	$53.8
Energy Processing Systems	17.2

Subtotal Energy Systems	71.0
FoodTech	14.0
Airport Systems	4.2

Total goodwill	$89.2

The adoption of SFAS No. 142’s provisions relating to goodwill amortization resulted in the Company discontinuing the amortization of goodwill beginning January 1, 2002. Goodwill amortization expense recognized in 2001 was as follows:

(In millions)	Three Months Ended June 30	Six Months Ended June 30
Energy Production Systems	$0.8	$1.6
Energy Processing Systems	1.2	2.4

Subtotal Energy Systems	2.0	4.0
FoodTech	1.1	2.4
Airport Systems	0.1	0.2

Total goodwill amortization expense	$3.2	$6.6

Total goodwill amortization expense (net of income taxes)	$2.6	$5.4

The following table provides a comparison of the effects of adopting SFAS No. 142 for the three-month and six-month periods ended June 30, 2002 and 2001:

(In millions, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net income (loss):
As reported—Income before the cumulative effect of changes in accounting principles	$17.8	$10.2	$22.8	$6.6
Add back: goodwill amortization (net of income taxes)	—	2.6	—	5.4

Adjusted income before the cumulative effect of changes in accounting principles	$17.8	$12.8	$22.8	$12.0
Cumulative effect of changes in accounting principles (net of income taxes)	—	—	(193.8)	(4.7)

Adjusted net income (loss)	$17.8	$12.8	$(171.0)	$7.3

As reported—Net income (loss)	$17.8	$10.2	$(171.0)	$1.9

Basic earnings (loss) per common share:
As reported—Income before the cumulative effect of changes in accounting principles	$0.27	$0.16	$0.35	$0.10
Add back: goodwill amortization (net of income taxes)	—	0.04	—	0.08

Adjusted income before the cumulative effect of changes in accounting principles	$0.27	$0.20	$0.35	$0.18
Cumulative effect of changes in accounting principles (net of income taxes)	—	—	(2.97)	(0.07)

Adjusted net income (loss) per common share	$0.27	$0.20	$(2.62)	$0.11

As reported—Net earnings (loss) per common share	$0.27	$0.16	$(2.62)	$0.03

Diluted earnings (loss) per common share:
As reported-–Income before the cumulative effect of changes in accounting principles	$0.27	$0.15	$0.34	$0.10
Add back: goodwill amortization (net of income taxes)	—	0.04	—	0.08

Adjusted income before the cumulative effect of changes in accounting principles	$0.27	$0.19	$0.34	$0.18
Cumulative effect of changes in accounting principles (net of income taxes)	—	—	(2.91)	(0.07)

Adjusted net income (loss) per common share	$0.27	$0.19	$(2.57)	$0.11

As reported-–Net earnings (loss) per common share	$0.27	$0.15	$(2.57)	$0.03

On January 1, 2002, the Company also adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Reserves for discontinued operations will no longer include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity, and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 had no impact on the Company’s financial condition, results of operations, or cash flows.

Note 5: Earnings Per Common Share (“EPS”)

The following is a reconciliation of the denominator of the basic and diluted EPS computations required by SFAS No. 128, “Earnings Per Share”:

(In millions)	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Weighted average shares outstanding—Basic	65.3	65.0	65.3	65.0
Impact of common shares to be issued under stock compensation plans	1.6	1.2	1.2	0.7

Weighted average shares outstanding—Diluted	66.9	66.2	66.5	65.7

Options to purchase 2.8 million shares of the Company’s common stock were outstanding at June 30, 2002 but were excluded from the diluted EPS calculation for the six months ended June 30, 2002, because the options’

exercise prices exceeded the average market price of the common stock for the period.

Earnings/(loss) per common share for the three-month and six-month periods ended June 30, 2001, is presented on a pro forma basis as if FMC Technologies were retaining its own earnings since January 1, 2001, and had completed its initial public offering on January 1, 2001.

Note 6: Derivative Financial Instruments

On January 1, 2001, the Company implemented, on a prospective basis, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 (collectively, the Statement). In accordance with the provisions of the Statement, the Company recorded a first quarter 2001 loss from the cumulative effect of a change in accounting principle of $4.7 million, net of an income tax benefit of $2.9 million, in the consolidated statements of income, and a deferred loss of $1.3 million, net of an income tax benefit of $0.9 million, in accumulated other comprehensive loss. The 2001 cash outflow related to contracts settled as a result of the adoption of the Statement of $3.8 million is reported separately in the consolidated statements of cash flows.

Hedge ineffectiveness, and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to outstanding cash flow hedges and which were recorded in earnings during the three and six month periods ended June 30, 2002 and 2001, were not material.

At December 31, 2001, the net deferred hedging loss included in accumulated other comprehensive loss was $1.2 million. At June 30, 2002, the net deferred hedging gain included in accumulated other comprehensive loss was $8.6 million, of which approximately $11.1 million of net gains are expected to be recognized in earnings during the twelve months ending June 30, 2003, at the time the underlying hedged transactions are realized. The fair value of these derivatives are included in other current assets on the Company’s consolidated balance sheets. In addition, net losses of $2.5 million are expected to be recognized at various times through November 30, 2009.

Note 7: Inventories

Inventories consisted of the following:

(In millions)	June 30, 2002	December 31, 2001
Raw materials and purchased parts	$110.9	$115.2
Work in progress	157.0	118.9
Manufactured parts and finished goods	159.5	145.0

Gross inventory before valuation adjustments and LIFO reserves	427.4	379.1
Valuation adjustments and LIFO reserves	(115.3)	(109.5)

Net inventory	$312.1	$269.6

Note 8: Other Current Assets

During the second quarter of 2002, the Company exercised an option to purchase its leased airplane for $21.6 million in cash. This asset had previously been sold by FMC Corporation to a third party via a sale-leaseback transaction. The asset was subsequently assigned to the Company in connection with the SDA. The SDA requires that the airplane be sold and any gain or loss and cash flow impact related to the sale be shared equally between FMC Corporation and the Company. The Company is actively marketing the airplane and, accordingly, has classified the asset as held for sale at June 30, 2002. The asset is included in other current assets on the

Company’s consolidated balance sheet at June 30, 2002. The Company believes that the sale of the airplane will not have a material impact on the Company’s results of operations.

See Note 6 for discussion of the fair value of derivatives included in other current assets.

Note 9: Commitments and Contingent Liabilities

The Company has certain contingent liabilities arising from litigation, claims, performance guarantees, leases and other commitments incident to the ordinary course of business. In August 2002, the Company initiated court action in the United Kingdom to confirm that certain components of its subsea production systems’ designs do not conflict with a patent recently issued to Cooper Cameron, Inc. in Europe. Management believes that the ultimate resolution of these known contingencies will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

Note 10: Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consisted of the following:

(In millions)	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Net income (loss)	$17.8	$10.2	$(171.0)	$1.9
Foreign currency translation adjustment	9.4	(23.6)	17.7	(33.5)
Cumulative effect of a change in accounting principle (related to derivatives and hedging)	—	—	—	(1.3)
Net deferral of hedging gains (losses)	9.8	(2.8)	9.8	(4.1)

Comprehensive earnings (loss)	$37.0	$(16.2)	$(143.5)	$(37.0)

Accumulated other comprehensive earnings (loss) consisted of the following:

(In millions)	June 30, 2002	December 31, 2001
Cumulative foreign currency translation adjustments	$(126.5)	$(144.2)
Cumulative deferral of hedging gains (losses)	8.6	(1.2)
Cumulative adjustments to minimum pension liability	(1.2)	(1.2)

Accumulated other comprehensive loss	$(119.1)	$(146.6)

Note 11: Business Segment Information

(In millions)	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Revenue
Energy Production Systems	$227.4	$172.5	$425.4	$330.4
Energy Processing Systems	103.3	97.4	187.3	186.5
Intercompany eliminations	—	(0.1)	(1.3)	(0.3)

Subtotal Energy Systems	330.7	269.8	611.4	516.6
FoodTech	152.6	132.6	244.3	241.1
Airport Systems	60.3	80.0	113.1	154.6
Intercompany eliminations	(1.3)	(4.3)	(2.9)	(4.8)

	$542.3	$478.1	$965.9	$907.5

Income before income taxes and the cumulative effect of changes in accounting principles
Energy Production Systems	$10.7	$8.0	$21.6	$13.5
Energy Processing Systems	7.5	5.3	10.5	8.8

Subtotal Energy Systems	18.2	13.3	32.1	22.3
FoodTech	16.9	11.3	21.2	14.8
Airport Systems	3.3	5.1	4.3	11.0

Segment operating profit (a)	38.4	29.7	57.6	48.1
Corporate	(6.3)	(8.3)	(12.0)	(16.4)
Other expense, net	(3.8)	—	(6.8)	(0.7)

Operating profit before asset impairments, restructuring and other charges, net interest expense, and income taxes	28.3	21.4	38.8	31.0
Asset impairments (b)	—	—	—	(1.3)
Restructuring and other charges (c)	—	—	—	(9.2)
Net interest expense	(3.3)	(1.8)	(6.7)	(2.9)

Income before income taxes and the cumulative effect of changes in accounting principles	$25.0	$19.6	$32.1	$17.6

(a)
Segment operating profit comparability is affected by the Company’s adoption of the provisions of SFAS No. 142 effective January 1, 2002, at which time the recording of goodwill amortization ceased (Note 4).

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

BACKGROUND INFORMATION

On October 31, 2000, FMC Corporation announced its intention to reorganize its Energy Systems and Food and Transportation Systems businesses as a new company, FMC Technologies, Inc. FMC Technologies, Inc. was incorporated in Delaware on November 13, 2000, and was a wholly owned subsidiary of FMC Corporation until its initial public offering on June 14, 2001, when it sold 17.0% of its common stock to the public.

Through May 31, 2001, FMC Corporation operated the businesses of FMC Technologies as internal units of FMC Corporation through various divisions and subsidiaries, or through investments in unconsolidated affiliates. As of June 1, 2001, FMC Corporation contributed to FMC Technologies substantially all of the assets and liabilities of, and its interests in, the businesses that comprise FMC Technologies, Inc. and consolidated subsidiaries, with the remainder transferred shortly thereafter.

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

The Separation and Distribution Agreement (“SDA”) contains the key provisions relating to the separation of our businesses from those of FMC Corporation. Under the terms of the SDA, FMC Corporation and FMC Technologies are required to complete a “true-up” process involving a transfer of funds based upon a specific formula. Cash transferred to or from FMC Corporation under the true-up calculation is subject to final review by both parties.

At December 31, 2001, we had recorded a net receivable from FMC Corporation of $4.7 million based upon the terms of the SDA. This amount was paid to us by FMC Corporation during the first quarter of 2002.

During the second quarter of 2002, FMC Corporation and the Company identified amounts in connection with the true-up process, the final resolution of which may result in payments to or from FMC Corporation. Under the terms of the SDA, payment to or from FMC Corporation for final settlement of the true-up process is limited to $7.5 million. Recording the settlement of such items is expected to result in an increase or decrease only to debt and stockholders’ equity. We believe that completion of the true-up process will not result in a material impact to our consolidated financial position, results of operations or cash flows.

A Transition Services Agreement (“TSA”) that we entered into with FMC Corporation governs the provision of support services by FMC Corporation to FMC Technologies and by FMC Technologies to FMC Corporation. The terms of these services are expected to expire on various dates up to December 31, 2002, subject to exceptions.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared With
Three Months Ended June 30, 2001

The following table summarizes our operating results for the three months ended June 30, 2002 and 2001:

(In millions, except %)	Three Months Ended June 30		Favorable/(Unfavorable)
	2002	2001	$	%
Revenue
Energy Production Systems	$227.4	$172.5	$54.9	31.8%
Energy Processing Systems	103.3	97.4	5.9	6.1
Intercompany eliminations	—	(0.1)	0.1	*

Subtotal Energy Systems	330.7	269.8	60.9	22.6
FoodTech	152.6	132.6	20.0	15.1
Airport Systems	60.3	80.0	(19.7)	(24.6)
Intercompany eliminations	(1.3)	(4.3)	3.0	*

Total revenue	$542.3	$478.1	$64.2	13.4%

Segment Operating Profit
Energy Production Systems	$10.7	$8.0	$2.7	33.8%
Energy Processing Systems	7.5	5.3	2.2	41.5

Subtotal Energy Systems	18.2	13.3	4.9	36.8
FoodTech	16.9	11.3	5.6	49.6
Airport Systems	3.3	5.1	(1.8)	(35.3)

Total segment operating profit	38.4	29.7	8.7	29.3
Corporate expenses	(6.3)	(8.3)	2.0	24.1
Other expense, net	(3.8)	—	(3.8)	*

Operating profit before net interest expense and income taxes	28.3	21.4	6.9	32.2
Net interest expense	(3.3)	(1.8)	(1.5)	(83.3)

Income before income taxes	25.0	19.6	5.4	27.6
Provision for income taxes	7.2	9.4	2.2	23.4

Net income	$17.8	$10.2	$7.6	74.5%

*	Calculation not meaningful

CONSOLIDATED RESULTS

Our pre-tax profit for the quarter ended June 30, 2002, was $25.0 million ($17.8 million after tax), compared with pre-tax profit for the quarter ended June 30, 2001, of $19.6 million ($14.4 million after tax, before a non-recurring income tax provision of $4.2 million). The increase in 2002 pre-tax income was primarily attributable to increased sales volume in all business segments except Airport Systems and lower corporate expenses, partly offset by increases in other expense, net, and net interest expense. Total segment operating profit increased during second quarter 2002 when compared with second quarter 2001, as increased profits from the Energy Systems and FoodTech businesses were partially offset by lower profits from Airport

Systems. The discontinuation of amortization of goodwill in 2002, a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142 (described in the section entitled “Changes in Accounting Principles”), also contributed to the increase in segment operating profitability. Amortization of goodwill lowered 2001 segment operating profit by $3.2 million.

In 2001, the non-recurring income tax provision of $4.2 million related to the reorganization of our worldwide legal structure pursuant to our separation from FMC Corporation.

OPERATING RESULTS OF BUSINESS SEGMENTS

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items are excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, asset impairments, restructuring and other charges and other expense, net.

Energy Production Systems

Increased revenue for Energy Production Systems was primarily attributable to higher sales of subsea systems for projects in major offshore oil and gas producing regions—including the North Sea, the Gulf of Mexico, and offshore Brazil—as oil companies increased their investment in offshore exploration and production. Sales of floating production equipment also increased in the second quarter of 2002 when compared with the same period in 2001.

Energy Production Systems’ operating profit in the second quarter of 2002 increased compared with the second quarter of 2001 as a result of higher volumes, lower research and development spending and lower amortization expense due to the implementation of SFAS No. 142. Partially offsetting this increase was the negative impact of a higher proportion of lower margin business.

Management expects continued growth in our subsea business driven by projects in the Gulf of Mexico and offshore Brazil and our alliances with BP, Norsk Hydro and Shell. Margins in 2002 are expected to be similar to 2001 levels, with margin growth constrained by the engineering work associated with the initial phases of large subsea projects.

Energy Processing Systems

Energy Processing Systems’ revenue was up in the second quarter of 2002 when compared with the second quarter of 2001, resulting primarily from higher sales volumes for loading systems and measurement solutions, partially offset by lower revenues from the blending and transfer business. In addition, fluid control sales decreased as a result of lower natural gas prices and reduced rig counts in the U.S.

Energy Processing Systems’ operating profit in the second quarter of 2002 increased compared with the second quarter of 2001. The increase primarily resulted from lower amortization expense in 2002 due to the implementation of SFAS No. 142 and the favorable impact of cost savings related to restructuring programs initiated in 2001.

The weakness in the natural gas market in the U.S. will delay a rebound in our fluid control business. Management projects that full year 2002 revenues will be comparable to revenues in 2001, with higher operating profit due to the benefits of cost reductions initiated in 2001 and lower amortization expense resulting from implementation of SFAS No. 142.

FoodTech

FoodTech’s revenue increased in the second quarter of 2002 when compared with the second quarter of 2001, reflecting higher sales volumes for food processing equipment in Asia and increased sales of freezing equipment worldwide, partially offset by a decrease in domestic sales of poultry processing equipment.

FoodTech’s operating profit in the second quarter of 2002 increased when compared with the second quarter of 2001. The increase in profitability was the result of higher sales volumes and reduced costs and expenses, the latter reflecting the favorable impact of previous restructuring activities in various food processing businesses and the reduced amortization expense in 2002 due to the implementation of SFAS No. 142.

We continue to encounter economic factors in the U.S. and elsewhere that have caused customers to postpone capital investment. While quotation activity has increased, the timing of order placement is uncertain. Consequently, management is not forecasting revenue growth for 2002. However, we expect to maintain improved operating profitability as a result of the impact of business restructuring activities initiated in prior periods and lower amortization expense in 2002 related to the implementation of SFAS No. 142.

Airport Systems

Airport Systems’ revenue decreased in the second quarter of 2002 when compared with 2001, reflecting lower sales of airport ground support equipment and Jetway® passenger boarding bridges as a result of commercial airlines’ deferral of capital expenditures following September 11. Partially offsetting this decrease were increased sales of Halvorsen loaders to the U.S. Air Force.

Airline Systems’ operating profit in the second quarter of 2002 decreased when compared with the second quarter of 2001. The decrease was primarily attributable to lower sales volumes of airport ground support equipment, partially offset by increased profits from sales of Halvorsen loaders to the U.S. Air Force and the benefit of lower expenses. Reduced expenses were the result of a lower cost structure at Airport Systems, the result of our response to the economic impact of the events of September 11.

Management expects that the impact of economic factors and the events of September 11 on airline travel will continue to negatively affect Airport Systems in the near term. This will be offset in part by increased activity in the Halvorsen loader program. During 2002, we expect to deliver in excess of 100 Halvorsen loaders, of which 32 were delivered in the second quarter of 2002. In comparison, we made deliveries of 19 loaders during full year 2001.

Order Backlog

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	June 30, 2002	December 31, 2001	June 30, 2001
Energy Production Systems	$676.6	$570.9	$531.6
Energy Processing Systems	104.5	105.0	103.0

Subtotal Energy Systems	781.1	675.9	634.6
FoodTech	134.4	121.4	116.7
Airport Systems	124.8	163.4	153.6

Total	$1,040.3	$960.7	$904.9

Energy Production Systems’ order backlog at June 30, 2002, increased when compared with December 31, 2001, primarily as a result of the stronger subsea market, partially offset by lower order backlog for surface wellhead and floating production equipment. Subsea orders received during the first half of 2002 included orders from ExxonMobil offshore West Africa, BP in the Gulf of Mexico, Petrobras offshore Brazil and Norsk Hydro in the North Sea. When compared with June 30, 2001, order backlog increased primarily as a result of the increase in orders for subsea systems and floating production equipment.

Energy Processing Systems’ order backlog at June 30, 2002, decreased slightly when compared with December 31, 2001, as a result of lower order backlog for fluid control equipment and loading systems, substantially offset by higher order backlog levels for blending and transfer and measurement systems. When compared with June 30, 2001, order backlog increased primarily as a result of the higher order backlog for measurement systems partially offset by a decrease in order backlog for loading systems.

FoodTech’s order backlog at June 30, 2002, increased when compared with December 31, 2001, primarily as a result of orders received for freezing systems in Asia and Europe and higher order backlog for food preservation and food processing equipment. The increase was partially offset by a decrease in order backlog for freezing and poultry processing systems in the U.S. When compared with June 30, 2001, the increase in order backlog was primarily attributable to freezing systems in Asia and Europe offset by lower order backlog for food processing equipment.

Airport Systems’ order backlog at June 30, 2002, decreased when compared with December 31, 2001, primarily as a result of lower order backlog for Halvorsen loaders and Jetway® passenger boarding bridges. When compared with June 30, 2001, backlog levels for ground support equipment and Jetway® passenger boarding bridges reflected a substantial reduction in orders from commercial airlines and airport authorities as a result of the general slowdown in the U.S. economy and the events of September 11, 2001. The decrease was partially offset by an increase in order backlog for Halvorsen loaders.

OTHER COSTS AND EXPENSES

Corporate Expenses

Corporate expenses decreased during the quarter ended June 30, 2002, compared with the same quarter in 2001. In 2001, corporate expenses reflected the sharing of corporate staff costs between FMC Corporation and the Company as provided in the SDA. In 2002, corporate expenses were favorably affected by lower corporate staffing levels.

Other Expense, Net

Other expense, net, is comprised primarily of LIFO inventory adjustments, net expenses related to employee pension and other postretirement benefits, foreign currency and restricted stock compensation. The increase in other expense, net, for the second quarter of 2002 compared to the second quarter of 2001 reflects increases in pension related expense, incremental restricted stock compensation expense, and losses related to foreign exchange.

Net Interest Expense

Net interest expense increased in the second quarter of 2002 compared to the second quarter of 2001 in conjunction with credit facilities we obtained in 2001 to establish our stand-alone capital structure.

Prior to June 2001, we were a wholly owned subsidiary of FMC Corporation; consequently, net interest expense during that period was associated only with cash balances and third-party debt in our operating companies. FMC Corporation funded most of its businesses centrally. The third-party debt and cash balances that were reported by FMC Technologies prior to June 2001 were not necessarily representative of what the actual debt or cash balances would have been had FMC Technologies been a separate, stand-alone entity.

Income Tax Expense

Income tax expense for the second quarter of 2002 was $7.2 million on pre-tax earnings of $25.0 million, resulting in an effective tax rate of 29%.

Income tax expense for the three months ended June 30, 2001 was $9.4 million on pre-tax income of $19.6 million. Excluding the effect of a $4.2 million provision for income taxes associated with the reorganization of our worldwide legal structure pursuant to our separation from FMC Corporation, income tax expense for the second quarter of 2001 was $5.2 million on pre-tax earnings of $19.6 million, resulting in an effective tax rate of 27%.

The differences between the effective tax rates for these periods and the statutory U.S. Federal income tax rate relate primarily to differing foreign tax rates, qualifying foreign trade income and incremental state taxes.

Management estimates that the effective tax rate for full year 2002 will be 29%, up from a 27% tax rate on 2001 earnings, adjusted for special charges. The increased tax rate results from an increase in domestic income in 2002. Special charges include income taxes associated with repatriation of earnings and reorganization of worldwide entities as discussed above, restructuring and impairment charges, and the cumulative effect of a change in accounting principle.

Stock Compensation

We account for stock options under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost is recorded for such options. If compensation cost was recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we estimate that diluted earnings per share for full year 2002 would be reduced by approximately $0.08 per share.

Six Months Ended June 30, 2002 Compared With
Six Months Ended June 30, 2001

The following table summarizes our operating results for the six months ended June 30, 2002 and 2001:

(In millions, except %)	Six Months Ended June 30		Favorable/(Unfavorable)
	2002	2001	$	%
Revenue
Energy Production Systems	$425.4	$330.4	$95.0	28.8%
Energy Processing Systems	187.3	186.5	0.8	0.4
Intercompany eliminations	(1.3)	(0.3)	(1.0)	*

Subtotal Energy Systems	611.4	516.6	94.8	18.4
FoodTech	244.3	241.1	3.2	1.3
Airport Systems	113.1	154.6	(41.5)	(26.8)
Intercompany eliminations	(2.9)	(4.8)	1.9	*

Total revenue	$965.9	$907.5	$58.4	6.4%

Segment Operating Profit
Energy Production Systems	$21.6	$13.5	$8.1	60.0%
Energy Processing Systems	10.5	8.8	1.7	19.3

Subtotal Energy Systems	32.1	22.3	9.8	43.9
FoodTech	21.2	14.8	6.4	43.2
Airport Systems	4.3	11.0	(6.7)	(60.9)

Total segment operating profit	57.6	48.1	9.5	19.8
Corporate expenses	(12.0)	(16.4)	4.4	26.8
Other expense, net	(6.8)	(0.7)	(6.1)	(871.4)

Operating profit before asset impairments, restructuring and other charges, net interest expense and income taxes	38.8	31.0	7.8	25.2
Asset impairments	—	(1.3)	1.3	*
Restructuring and other charges	—	(9.2)	9.2	*
Net interest expense	(6.7)	(2.9)	(3.8)	(131.0)

Income before income taxes	32.1	17.6	14.5	82.4
Provision for income taxes	9.3	11.0	1.7	15.5

Income before the cumulative effect of changes in accounting principles	22.8	6.6	16.2	245.5
Cumulative effect of changes in accounting principles, net of income taxes	(193.8)	(4.7)	(189.1)	*

Net income (loss)	$(171.0)	$1.9	$(172.9)	*

*	Calculation not meaningful

CONSOLIDATED RESULTS

Income for the six months ended June 30, 2002, before income taxes and the cumulative effect of a change in accounting principle was $32.1 million ($22.8 million after tax) compared with pre-tax profit for the six months ended June 30, 2001, before significant non-recurring items, of $28.1 million ($20.6 million after tax). The increase in pre-tax income in 2002 was primarily attributable to higher segment operating profitability and lower corporate expenses offset by increases in other expense, net, and net interest expense. Amortization of goodwill lowered 2001 segment operating profit by $6.6 million during the first six months of 2001.

We recorded the cumulative effect of changes in accounting principles of $215.0 million ($193.8 million after tax) in the first quarter of 2002 and $7.6 million ($4.7 million after tax) in the first quarter of 2001. In the first quarter of 2002, the adoption of SFAS No. 142, a new accounting standard on goodwill and intangible assets, resulted in a writedown of goodwill relating to the FoodTech and Energy Processing Systems business segments. In 2001, we adopted the new accounting and reporting standards for derivative instruments and hedging. In 2001, significant non-recurring items also included asset impairment and restructuring and other charges of $10.5 million ($6.5 million after tax) and income tax provisions of $7.5 million related to the repatriation of offshore earnings and the reorganization of our worldwide legal structure pursuant to our separation from FMC Corporation.

OPERATING RESULTS OF BUSINESS SEGMENTS

Energy Production Systems

Energy Production Systems’ revenue and operating profits increased in the first six months of 2002 compared with the same period in 2001. Higher revenue was primarily the result of increased sales of subsea equipment for projects in the major offshore oil and gas producing basins. In addition, revenue increased as a result of higher sales of floating production equipment and, to a lesser extent, surface systems. Increased profitability reflected higher sales volumes and lower amortization expense due to the implementation of SFAS No. 142. This was partially offset by the negative impact of a higher proportion of lower margin business.

Energy Processing Systems

Energy Processing Systems’ revenue and operating profits increased in the first six months of 2002 compared with the same period in 2001. Increased revenue and profit were primarily the result of increased sales volumes for loading systems and measurement solutions, partially offset by a reduction in volume for blending and transfer and fluid control equipment. Also contributing to increased profitability was reduced amortization expense in 2002 due to the implementation of SFAS No. 142.

FoodTech

FoodTech’s revenue and operating profits increased in the first six months of 2002 compared with the same period in 2001. The increase in revenue reflected higher sales of food processing equipment in Asia, partially offset by a decrease in domestic sales of poultry processing equipment. The increase in profitability was primarily attributable to a decrease in costs and expenses, reflecting the favorable impact of previous restructuring activities in various food processing businesses and reduced amortization expense in 2002 due to the implementation of SFAS No. 142.

Airport Systems

Airport Systems’ revenue and operating profits decreased in the first six months of 2002 compared with the same period in 2001 as a result of a decrease in sales of airport ground support equipment and Jetway® passenger boarding bridges. Lower revenue and profits were the result of unfavorable economic trends following the events of September 11. Partially offsetting these unfavorable results were increased revenue and profit from the sales of Halvorsen loaders to the U.S. Air Force and reduced expenses as a result of our implementation of strategies in the fourth quarter of 2001 designed to lower the cost structure of Airport Systems.

OTHER COSTS AND EXPENSES

Corporate Expenses

Corporate expenses decreased during the six months ended June 30, 2002, compared with the same period in 2001 because we no longer share corporate staff costs with FMC Corporation after our December 31, 2001, distribution. Corporate expenses in 2002 reflected the impact of lower corporate staffing levels.

Other Expense, Net

Other expense, net, is comprised primarily of LIFO inventory adjustments, net expenses related to employee pension and other postretirement benefits, foreign currency and restricted stock compensation. The increase in other expense, net, reflected an increase in pension related expenses, incremental restricted stock compensation expense and transitional costs related to the outsourcing of an administrative function.

Net Interest Expense

Net interest expense increased in 2002 compared to the first half of 2001 in conjunction with credit facilities we obtained in 2001 to establish our stand-alone capital structure.

Prior to June 2001, we were a wholly owned subsidiary of FMC Corporation; consequently, net interest expense during that period was associated only with cash balances and third-party debt in our operating companies. FMC Corporation funded most of its businesses centrally, and the third-party debt and cash balances that were reported by FMC Technologies prior to June 2001 were not necessarily representative of what the actual debt or cash balances would have been had FMC Technologies been a separate, stand-alone entity.

Asset Impairments, Restructuring and Other Charges

In the first quarter of 2001, we recorded asset impairment and non-recurring restructuring charges totaling $10.5 million before taxes ($6.5 million after taxes). A restructuring charge of $9.2 million was primarily for severance benefits to employees affected by a planned workforce reduction. In addition, an asset impairment charge of $1.3 million was required to write off goodwill associated with a small FoodTech product line that we chose not to develop further.

Restructuring spending of $0.4 million and $2.6 million occurred during the three-month and six-month periods ended June 30, 2002. The remaining liability for restructuring activities amounted to $1.7 million at June 30, 2002, and reflects future severance payments primarily for headcount reductions already incurred. The Company expects to complete these payments by December 31, 2002. The liability for restructuring activities was $4.3 million at December 31, 2002.

Income Tax Expense

Income tax expense for the six months ended June 30, 2002, was $9.3 million on pre-tax income of $32.1 million resulting in an effective tax rate of 29%.

Income tax expense for the six months ended June 30, 2001, was $11.0 million on pre-tax income of $17.6 million. Excluding the effect of restructuring and impairment charges and the provision for income taxes related to the reorganization of the Company’s worldwide entities in anticipation of their separation from FMC Corporation, income tax expense for the first half of

2001 was $7.5 million on adjusted pre-tax earnings of $28.1 million, resulting in an effective tax rate of 27%.

The differences between the effective tax rates for these periods and the statutory U.S. Federal income tax rate relate primarily to differing foreign tax rates, qualifying foreign trade income and incremental state taxes.

CHANGES IN ACCOUNTING PRINCIPLES

On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The standards collectively provide new guidance for the recognition, amortization and continuing valuation of goodwill and other intangible assets acquired in a business combination, and SFAS No. 141 prohibits the use of the pooling of interests method of accounting for a business combination. The adoption of SFAS No. 141 did not have any impact on our historical financial statements. The Company completed the goodwill impairment testing that is required upon adoption of SFAS No. 142 during the first quarter of 2002. The adoption of SFAS No. 142 on January 1, 2002, resulted in a loss from the cumulative effect of a change in accounting principle of $193.8 million, net of an income tax benefit of $21.2 million, affecting the FoodTech business segment ($117.4 million before tax; $98.3 million after tax) and the Energy Processing Systems business segment ($97.6 million before tax; $95.5 million after tax). The impact of adopting the provisions of SFAS No. 142 relating to goodwill amortization resulted in our discontinuing the amortization of goodwill beginning January 1, 2002.

Goodwill amortization expense recognized in 2001 was as follows:

(In millions)	Three Months Ended June 30	Six Months Ended June 30
Energy Production Systems	$0.8	$1.6
Energy Processing Systems	1.2	2.4

Subtotal Energy Systems	2.0	4.0
FoodTech	1.1	2.4
Airport Systems	0.1	0.2

Total goodwill amortization expense	$3.2	$6.6

On January 1, 2001, we implemented, on a prospective basis, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, resulting in a loss from the cumulative effect of a change in accounting principle of $4.7 million, net of an income tax benefit of $2.9 million.

LIQUIDITY AND CAPITAL RESOURCES

We had net debt at June 30, 2002, and December 31, 2001, of $246.2 million and $245.0 million, respectively. Net debt includes short- and long-term debt and the current portion of long-term debt, less cash and cash equivalents. We had cash and cash equivalents at June 30, 2002, and December 31, 2001, of $7.4 million and $28.0 million, respectively.

Cash flows during the six months ended June 30, 2002 and 2001 were as follows:

(In millions)	Six Months Ended June 30
	2002	2001
Cash provided (required) by operating activities	$52.3	$(27.3)
Cash required by discontinued operations	(2.2)	(2.9)
Cash required by investing activities	(52.1)	(11.3)
Cash (required) provided by financing activities	(18.6)	35.7
Effect of exchange rate changes on cash and cash equivalents	—	(0.5)

Decrease in cash and cash equivalents	$(20.6)	$(6.3)

The increase in cash provided by operating activities for the first half of 2002 when compared with the same period in 2001 reflected increased income before the cumulative effect of changes in accounting principles and favorable changes in our operating working capital.

Our working capital balances vary significantly depending on the payment terms and timing of delivery on key contracts, particularly for Energy Production Systems’ customers. When compared with the first half of 2001, the increase in 2002 in cash provided by operating activities reflects the increase in advance payments received from customers for long-term projects in the Energy Production Systems business segment as well as the absence of the repurchase of securitized receivables completed in the first half of 2001.

At June 30, 2002, operating working capital was $162.2 million, an increase of $14.3 million when compared with operating working capital of $147.9 million at December 31, 2001. Operating working capital is working capital excluding cash and cash equivalents, amounts due from FMC Corporation, short-term debt, the current portion of long-term debt, income tax balances and, at June 30, 2002, $17.2 million representing the book value of an asset held for sale (net of a related deferred credit of $4.4 million).

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

The increase in cash required by investing activities reflects our exercise of an option to purchase our leased airplane for $21.6 million in cash. This asset had previously been sold by FMC Corporation to a third party via a sale-leaseback transaction. The asset was subsequently assigned to us in connection with the SDA. The SDA requires that the airplane be sold and any gain or loss and cash flow impacts related to the sale be shared equally between FMC Corporation and FMC Technologies. We are actively marketing the airplane and we believe the sale will not have a material impact on our results of operations. When the airplane is sold, our share of the net proceeds will be used to reduce debt.

If we elect not to renew our sale-leaseback agreements in 2004, we will have a residual obligation to the lessor. Prior to our purchase of the airplane, this obligation amounted to approximately $51 million. The purchase of the airplane has reduced our residual obligation to the lessor under the sale-leaseback agreements to approximately $30 million.

Capital spending increased 16% compared to the prior year period, largely related to the Company’s expanding subsea business.

We routinely evaluate potential acquisitions, divestitures and joint ventures in the ordinary course of business.

The following is a summary of our committed credit facilities at June 30, 2002, the amount of debt outstanding under the committed credit facilities, the amount of unused capacity, and maturity dates:

(In millions)
Description	Commitment Amount	Debt Outstanding Under Committed Credit Facilities at June 30, 2002	Unused Capacity at June 30, 2002	Maturity
Five-year revolving credit facility	$250.0	$150.0	$100.0	April, 2006
364-day revolving credit facility	177.0	23.0	154.0	April, 2003(1)

	$427.0	$173.0	$254.0

(1)	During the second quarter of 2002, the Company renewed its committed 364-day revolving credit facility to allow for borrowings of up to $177 million.

Among other restrictions, the terms of the credit agreements include negative covenants related to liens and financial covenants related to consolidated tangible net worth, debt to earnings ratios and interest coverage ratios. The Company is in compliance with all debt covenants as of June 30, 2002.

Borrowings under our committed credit agreements carry an effective interest rate of 100 basis points above the one-month London Interbank Offered Rate. We have interest rate swap agreements related to $150.0 million of the borrowings that fix the interest rate thereon at an average rate of 5.37%.

Our uncommitted credit, consisting of three domestic credit facilities totaling $35.0 million, matured on April 25, 2002. These credit facilities were renewed for total borrowings of up to $30.0 million maturing in April 2003. We also have smaller uncommitted credit lines for many of our international subsidiaries. Borrowings under uncommitted facilities totaled $18.5 million at June 30, 2002, of which approximately $0.5 million is classified as long-term. Borrowings under uncommitted facilities totaled $42.2 million at December 31, 2001.

We also have an uncommitted credit agreement with MODEC International LLC (“MODEC”), a 37.5% owned joint venture, at interest rates based on our domestic credit facilities’ interest rate, which was 2.7% at June 30, 2002 and 2.9% at December 31, 2001. Under terms of the agreement, MODEC deposits its excess cash with the Company. At June 30, 2002, and December 31, 2001, borrowings from MODEC amounted to $62.1 million and $22.7 million, respectively, and were included in short-term debt on the Company’s consolidated balance sheets. The Company’s unused borrowing capacity may fluctuate depending on amounts borrowed under the MODEC credit agreement.

We expect to meet our operating needs, fund capital expenditures and potential acquisitions and meet debt service requirements through cash generated from operations and the credit facilities discussed above. Capital spending is forecast to total approximately $55 million for 2002, compared with $67.6 million in 2001.

During the three-month and six-month periods ended June 30, 2002, our foreign currency translation adjustment decreased by $9.4 million and $17.7 million, respectively. This reflects the impact of the weakening of the U.S. dollar against the euro, the Norwegian krone, and the Swedish krona with an offsetting impact from its strength against the Brazilian real.

Pursuant to terms of the Tax Sharing Agreement we have with FMC Corporation, certain actions related to the sale of assets or the sale or issuance of additional securities (including securities convertible into stock) are potentially restricted for a period of 30 months following the Distribution. In general, such actions are not restricted if we obtain (a) a supplemental ruling from the IRS that such actions do not cause the Distribution to be taxable, or (b) an acceptable letter of credit sufficient in amount to cover any potential tax, interest and penalties that result from a determination that such actions cause the Distribution to be taxable. In the opinion of management, recent changes to the IRS regulations increase the likelihood that a supplemental ruling may be obtained with respect to certain transactions within the 30 month period.

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

Accounts Receivable

A significant percentage of revenue from our Energy Production Systems and Airport Systems business segments is concentrated in a relatively small number of customers. We maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. However, if any of these major customers experiences a significant unfavorable change in liquidity or financial position, it is reasonably likely that this could have an adverse impact on the collectibility of our accounts receivable and our future operating results.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance is based on our estimates of future taxable income in the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could have a material impact on our financial position and results of operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This Statement revises accounting for specified employee and contract terminations that are part of restructuring activities, but excludes restructuring activities of operations acquired in a business combination. The provisions require that exit or disposal costs be recorded when they are incurred and can be measured at fair value. The provisions of this Statement are effective for activities that are initiated after December 31, 2002. The implementation of this Statement will not have an impact on the Company’s financial condition, results of operations, or cash flows for the periods presented in this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors
FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. as of June 30, 2002, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management.

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

The Company changed its method of accounting for goodwill and other intangible assets effective as of January 1, 2002.

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

/s/    KPMG LLP

Chicago, Illinois
July 24, 2002

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no material change in the Company’s significant legal proceedings from the information reported in Part I, Item 3, “Legal Proceedings”, of the Company’s 2001 Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 26, 2002 for the purposes of:

•	re-electing two directors;

•	ratifying the appointment of the independent public accountants for 2002; and

•	voting on any other business properly brought before the meeting.

All of the nominees for directors, as listed in the proxy statement, were re-elected by the following votes:

B.A. Bridgewater, Jr.	For:	58,817,865 votes
	Against:	— votes
	Withheld:	925,452 votes

Thomas M. Hamilton	For:	57,841,679 votes
	Against:	— votes
	Withheld:	1,901,638 votes

The following directors’ terms of office continued after the meeting: Mike R. Bowlin, Edward J. Mooney, James M. Ringler, AsbjØrn Larsen, Joseph H. Netherland, and James R. Thompson.

The Board of Director’s recommendation for ratification of the appointment of KPMG LLP as independent public accountants for 2002 was ratified by the following votes:

For:	57,266,003 votes
Against:	2,282,366 votes
Withheld:	194,948 votes

There was no other business voted upon at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Number in Exhibit Table	Description

15	Letter re: unaudited interim financial information

(b)	Reports on Form 8-K

Form 8-K dated April 26, 2002, containing First Quarter 2002 Financial Schedules; Schedule of 2001 Business Segment Data on a Pro Forma Basis; and the text of presentations made at FMC Technologies’ first annual meeting of shareholders.

Form 8-K dated August 14, 2002, containing voluntary certification of Chief Executive Officer and Chief Financial Officer; and certification pursuant to Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.
(Registrant)

/S/ RONALD D. MAMBU
Ronald D. Mambu
Vice President, Controller, and duly authorized officer

Date: August 14, 2002

EXHIBIT INDEX

Number in Exhibit Table	Description

15	Letter re: unaudited interim financial information (KPMG LLP)