Form 10-Q
period 2002-09-30
FMC TECHNOLOGIES INC
filed 2002-11-12
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

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

Yes ☒         No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2002
Common Stock, par value $0.01 per share	65,380,079

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries
Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Revenue	$525.4	$474.0	$1,491.3	$1,381.5
Costs and expenses:
Cost of sales and services	425.0	363.3	1,188.7	1,065.6
Selling, general and administrative expense	61.1	69.5	199.4	214.1
Research and development expense	11.9	13.0	36.0	42.0
Asset impairments (Note 2)	—	—	—	1.3
Restructuring charges (Note 2)	—	6.3	—	15.5

Total costs and expenses	498.0	452.1	1,424.1	1,338.5

Income before minority interests, net interest expense and income taxes	27.4	21.9	67.2	43.0
Minority interests	0.7	0.1	1.7	0.7
Net interest expense	3.1	5.2	9.8	8.1

Income before income taxes	23.6	16.6	55.7	34.2
Provision for income taxes (Note 3)	6.8	5.2	16.1	16.2

Income before the cumulative effect of changes in accounting principles	16.8	11.4	39.6	18.0
Cumulative effect of changes in accounting principles, net of income taxes (Notes 4 and 6)	—	—	(193.8)	(4.7)

Net income (loss)	$16.8	$11.4	$(154.2)	$13.3

	(continued)

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited) (Continued)
(In millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Basic earnings (loss) per common share (Note 5):
Income before the cumulative effect of changes in accounting principles	$0.26	$0.18	$0.61	$0.28
Cumulative effect of changes in accounting principles	—	—	(2.97)	(0.07)

Basic earnings (loss) per common share	$0.26	$0.18	$(2.36)	$0.21

Average number of shares used in basic earnings per share computations	65.4	65.0	65.3	65.0

Diluted earnings (loss) per common share (Note 5):
Income before the cumulative effect of changes in accounting principles	$0.25	$0.17	$0.59	$0.27
Cumulative effect of changes in accounting principles	—	—	(2.91)	(0.07)

Diluted earnings (loss) per common share	$0.25	$0.17	$(2.32)	$0.20

Average number of shares used in diluted earnings per share computations	66.8	66.2	66.8	65.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets
(In millions, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$38.6	$28.0
Trade receivables, net of allowances of $9.1 in 2002 and $9.2 in 2001	402.8	375.9
Inventories (Note 7)	296.8	269.6
Due from FMC Corporation, net	0.2	4.7
Other current assets	80.0	62.5
Deferred income taxes	4.1	14.4

Total current assets	822.5	755.1
Investments	27.7	27.1
Property, plant and equipment, net of accumulated depreciation of $382.2 in 2002 and $349.5 in 2001	295.1	275.3
Goodwill (Note 4)	79.8	311.6
Intangible assets, net (Note 4)	34.8	35.5
Other assets	11.4	17.9
Deferred income taxes	34.4	15.4

Total assets	$1,305.7	$1,437.9

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$83.5	$78.8
Current portion of long-term debt	0.1	0.1
Accounts payable, trade and other	413.5	369.4
Other current liabilities	183.6	171.7
Current portion of accrued pension and other postretirement benefits	20.0	19.0
Income taxes payable	23.6	41.8

Total current liabilities	724.3	680.8
Long-term debt, less current portion	185.5	194.1
Accrued pension and other postretirement benefits, less current portion	35.2	48.7
Reserve for discontinued operations	18.9	23.4
Other liabilities	56.1	69.3
Minority interests in consolidated companies	4.8	3.4
Commitments and contingent liabilities (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2002 or 2001	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 65.5 and 65.1 shares issued in 2002 and 2001; 65.4 and 65.0 shares outstanding in 2002 and 2001	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.1 shares in 2002 and 2001	(2.3)	(1.2)
Capital in excess of par value of common stock	527.0	523.0
Retained earnings (deficit)	(111.9)	42.3
Accumulated other comprehensive loss (Note 9)	(132.6)	(146.6)

Total stockholders’ equity	280.9	418.2

Total liabilities and stockholders’ equity	$1,305.7	$1,437.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30
	2002	2001
Cash provided (required) by operating activities of continuing operations:
Income before the cumulative effect of changes in accounting principles	$39.6	$18.0
Adjustments to reconcile income before the cumulative effect of changes in accounting principles to cash provided (required) by operating activities of continuing operations:
Depreciation	29.4	27.9
Amortization	6.1	15.0
Asset impairments (Note 2)	—	1.3
Restructuring charges (Note 2)	—	15.5
Amortization of employee benefit plan costs	7.9	5.5
Settlement of derivative contracts (Note 6)	—	(3.8)
Deferred income taxes	11.7	0.6
Other	2.4	1.9
Changes in operating assets and liabilities:
Trade receivables, net	(26.9)	(7.1)
Repurchase of securitized receivables	—	(38.0)
Inventories	(29.4)	(17.6)
Other current assets and other assets	6.6	(16.5)
Accounts payable (including advance payments), accrued and other current liabilities and other liabilities	59.1	0.4
Income taxes payable	(18.3)	7.1
Accrued pension and other postretirement benefits, net	(20.4)	(9.8)

Cash provided by operating activities of continuing operations	$67.8	$0.4

(continued)

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In millions)

	Nine Months Ended September 30
	2002	2001
Cash provided by operating activities of continuing operations	$67.8	$0.4

Cash required by discontinued operations	(4.4)	(4.9)

Cash provided (required) by investing activities:
Acquisitions of businesses	—	(2.6)
Capital expenditures	(48.3)	(39.9)
Proceeds from disposal of property, plant and equipment and sale-leasebacks	3.6	7.7
(Increase) decrease in investments	(0.5)	(1.4)

Cash provided (required) by investing activities	(45.2)	(36.2)

Cash provided (required) by financing activities:
Net increase in short-term debt	4.6	41.5
Proceeds from issuance of long-term debt	—	250.2
Repayments of long-term debt	(8.7)	—
Issuances of common stock, net of common stock acquired for employee benefit plan	1.0	207.2
Net contributions from FMC Corporation	—	94.6
Payments to FMC Corporation (Note 1)	(4.4)	(480.1)

Cash provided (required) by financing activities	(7.5)	113.4

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(1.5)

Increase in cash and cash equivalents	10.6	71.2
Cash and cash equivalents, beginning of period	28.0	17.8

Cash and cash equivalents, end of period	$38.6	$89.0

Supplemental disclosures of cash flow information:
Cash paid for interest (net of interest capitalized)	$10.5	$10.0
Cash paid for income taxes (net of refunds received)	$14.7	$3.9
Supplemental schedule of non-cash activities
Common stock issued for restricted stock awards granted in prior periods	$6.3	$—

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Formation of Business and Basis of Presentation

On October 31, 2000, FMC Corporation announced its intention to reorganize its Energy Systems and Food and Transportation Systems businesses as a new company, FMC Technologies, Inc. (“FMC Technologies” or the “Company”). FMC Technologies was incorporated in Delaware on November 13, 2000, and was a wholly owned subsidiary of FMC Corporation until its initial public offering on June 14, 2001, when it sold 17.0% of its common stock to the public. The remaining 83.0% of its shares were distributed to shareholders of FMC Corporation on December 31, 2001.

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

The Separation and Distribution Agreement (“SDA”) contains key provisions relating to the separation of the Company’s businesses from those of FMC Corporation. Under the terms of the SDA, FMC Corporation and FMC Technologies were required to complete a “true-up” process involving a transfer of funds based upon a final determination of the manner in which specific assets and liabilities were allocated between the entities. In conjunction with completion of the true-up process during the third quarter of 2002, the Company transferred $4.4 million to FMC Corporation. The true-up payment represents an equity adjustment relating to the Company’s beginning balance sheet and was recorded as a $4.4 million reduction of capital in excess of par value of common stock at September 30, 2002.

A Transition Services Agreement (“TSA”) governs the provision of support services by FMC Corporation to FMC Technologies and by FMC Technologies to FMC Corporation. These service arrangements are expected to expire on various dates up to December 31, 2002, subject to exceptions, with the principal exception being the payroll service center used by both companies.

In the opinion of management, these consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements, and reflect all adjustments necessary for a fair statement of the Company’s results of operations and cash flows for the interim periods ended September 30, 2002 and 2001, and of its financial position as of September 30, 2002. All such adjustments are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, are not necessarily indicative of the results of operations for the full year.

Note 2: Asset Impairments and Restructuring Charges

During the nine-month period ended September 30, 2001, the Company recorded asset impairments and restructuring charges of $16.8 million on a pre-tax basis ($10.4 million after tax).

In the third quarter of 2001, the Company recorded restructuring charges of $6.3 million ($3.9 million after tax). The charges included $8.3 million of estimated costs related to approximately 275 personnel reductions in certain FoodTech, Airport Systems and Energy Systems operations and a reduction of $2.0 million in specific reserves recorded in the first quarter of 2001 reflecting both favorable changes in the underlying businesses and adjustments to cost estimates.

In the first quarter of 2001, FMC Technologies recorded asset impairments and restructuring charges totaling $10.5 million before taxes ($6.5 million after taxes). A restructuring charge of $9.2 million was primarily for severance benefits to employees affected by a planned workforce reduction. In addition, an asset impairment charge of $1.3

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

million was required to write off goodwill associated with a small FoodTech product line that the Company chose not to develop further.

Restructuring spending of $0.5 million and $3.1 million occurred during the three-month and nine-month periods ended September 30, 2002, respectively.

The liability for restructuring activities was $1.2 million at September 30, 2002, primarily for severance payments that the Company expects to complete by December 31, 2002. The liability for restructuring activities was $4.3 million at December 31, 2001.

Note 3: Income Taxes

Prior to June 1, 2001, the provision for income taxes was prepared as if FMC Technologies were a stand-alone entity filing a separate tax return.

The Company’s income tax provision for the three-month and nine-month periods ended September 30, 2001, includes nonrecurring charges of $1.4 million and $8.9 million, respectively, related to the reorganization of FMC Corporation’s entities and repatriation of a portion of FMC Technologies’ foreign earnings in preparation for the Company’s separation from FMC Corporation.

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

Intangible assets

All of the Company’s acquired identified intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. The Company recorded $0.6 million and $1.8 million in amortization expense related to intangible assets in the three-month and nine-month periods ended September 30, 2002, respectively. The Company estimates that amortization of intangible assets will total $2.4 million for the year ending December 31, 2002. During the years 2003 through 2007, annual amortization expense is expected to be $2.4 million. No impairment losses related to these identifiable intangible assets were required to be recognized as a result of implementing SFAS No. 142.

The components of intangible assets were as follows:

	As of September 30, 2002		As of December 31, 2001
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
	(In millions)
Customer related	$16.9	$4.1	$16.9	$3.7
Patents	22.0	12.8	20.3	11.0
Trademarks	16.6	3.8	16.2	3.2

Total intangible assets	$55.5	$20.7	$53.4	$17.9

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

The impairment loss was calculated at the reporting unit level, and represents the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill was determined by a two-step process. The first compared the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit was less than its carrying amount, the fair value of the reporting unit was allocated to its assets and liabilities to determine the implied fair value of goodwill, which was used to measure the impairment loss. All of the Company’s reporting units were tested for impairment during the first quarter of 2002.

Goodwill by business segment at September 30, 2002, was as follows:

September 30, 2002
(In millions)
Energy Production Systems	$41.0
Energy Processing Systems	20.7

Subtotal Energy Systems	61.7
FoodTech	13.9
Airport Systems	4.2

Total goodwill	$79.8

The adoption of SFAS No. 142’s provisions relating to goodwill amortization resulted in the Company discontinuing the amortization of goodwill beginning January 1, 2002. Goodwill amortization expense recognized in 2001 was as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	(In millions)
Energy Production Systems	$0.7	$2.3
Energy Processing Systems	1.2	3.6

Subtotal Energy Systems	1.9	5.9
FoodTech	1.1	3.5
Airport Systems	0.1	0.3

Total goodwill amortization expense	$3.1	$9.7

Total goodwill amortization expense (net of income taxes)	$2.4	$7.8

Pre-tax depreciation and amortization expense for the nine months ended September 30, 2002 and 2001 totaled $35.5 million and $42.9 million, respectively. Year-to-date September 30, 2002 depreciation and amortization expense included $1.5 million of depreciation expense primarily relating to assets added subsequent to September 30, 2001.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following table provides a comparison of the effects of adopting SFAS No. 142 for the three-month and nine-month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(In millions, except per share data)
Net income (loss):
As reported—Income before the cumulative effect of changes in accounting principles	$16.8	$11.4	$39.6	$18.0
Add back: goodwill amortization (net of income taxes)	—	2.4	—	7.8

Adjusted income before the cumulative effect of changes in accounting principles	16.8	13.8	39.6	25.8
Cumulative effect of changes in accounting principles (net of income taxes)	—	—	(193.8)	(4.7)

Adjusted net income (loss)	$16.8	$13.8	$(154.2)	$21.1

As reported—Net income (loss)	$16.8	$11.4	$(154.2)	$13.3

Basic earnings (loss) per common share:
As reported—Income before the cumulative effect of changes in accounting principles	$0.26	$0.18	$0.61	$0.28
Add back: goodwill amortization (net of income taxes)	—	0.04	—	0.12

Adjusted income before the cumulative effect of changes in accounting principles	0.26	0.22	0.61	0.40
Cumulative effect of changes in accounting principles (net of income taxes)	—	—	(2.97)	(0.07)

Adjusted net income (loss) per common share	$0.26	$0.22	$(2.36)	$0.33

As reported—Net earnings (loss) per common share	$0.26	$0.18	$(2.36)	$0.21

Diluted earnings (loss) per common share:
As reported-–Income before the cumulative effect of changes in accounting principles	$0.25	$0.17	$0.59	$0.27
Add back: goodwill amortization (net of income taxes)	—	0.04	—	0.12

Adjusted income before the cumulative effect of changes in accounting principles	0.25	0.21	0.59	0.39
Cumulative effect of changes in accounting principles (net of income taxes)	—	—	(2.91)	(0.07)

Adjusted net income (loss) per common share	$0.25	$0.21	$(2.32)	$0.32

As reported-–Net earnings (loss) per common share	$0.25	$0.17	$(2.32)	$0.20

On January 1, 2002, the Company also adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of their carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Reserves for discontinued operations will no longer include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity, and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 had no impact on the Company’s financial condition, results of operations, or cash flows.

Note 5: Earnings Per Common Share (“EPS”)

The following is a reconciliation of the denominator of the basic and diluted EPS computations required by SFAS No. 128, “Earnings Per Share”:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(In millions)
Weighted average shares outstanding—Basic	65.4	65.0	65.3	65.0
Impact of common shares to be issued under stock compensation plans	1.4	1.2	1.5	0.8

Weighted average shares outstanding—Diluted	66.8	66.2	66.8	65.8

Options to purchase 3.2 million and 2.8 million shares of the Company’s common stock were outstanding at September 30, 2002 and 2001, respectively, but were excluded from the diluted EPS calculation for the three months ended September 30, 2002 and 2001, because the options’ exercise price exceeded the average market price of the common stock for the respective period. For the nine months ended September 30, 2002, options to purchase 2.4 million shares were excluded from the diluted EPS calculation because the options’ exercise price exceeded the average market price of the common stock for the nine-month period.

Earnings per common share for the three-month and nine-month periods ended September 30, 2001, is presented on a pro forma basis as if FMC Technologies were retaining its own earnings since January 1, 2001, and had completed its initial public offering on January 1, 2001.

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

Hedge ineffectiveness, and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to outstanding cash flow hedges and which were recorded in earnings during the three-month and nine-month periods ended September 30, 2002 and 2001, were not material.

At September 30, 2002, the Company had recognized the following amounts in the consolidated balance sheet representing the fair values of derivative instruments: $21.9 million in current assets, $1.2 million in non-current assets, $8.7 million in current liabilities and $3.0 million in non-current liabilities.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

At December 31, 2001, the Company had recognized the following amounts in the consolidated balance sheet representing the fair values of derivative instruments: $7.5 million in current assets, $1.0 million in non-current assets, $7.3 million in current liabilities and $4.1 million in non-current liabilities.

At December 31, 2001, the net deferred hedging loss included in accumulated other comprehensive loss was $1.2 million. At September 30, 2002, the net deferred hedging gain included in accumulated other comprehensive loss was $2.9 million, of which approximately $4.0 million of net gains are expected to be recognized in earnings during the twelve months ending September 30, 2003, at the time the underlying hedged transactions are realized. In addition, net losses of $1.1 million are expected to be recognized at various times through November 30, 2009.

Note 7: Inventories

Inventories consisted of the following:

	September 30, 2002	December 31, 2001
	(In millions)
Raw materials and purchased parts	$95.7	$115.2
Work in progress	156.2	118.9
Manufactured parts and finished goods	159.2	145.0

Gross inventory before valuation adjustments and LIFO reserves	411.1	379.1
Valuation adjustments and LIFO reserves	(114.3)	(109.5)

Net inventory	$296.8	$269.6

Note 8: Commitments and Contingent Liabilities

The Company has certain contingent liabilities arising from litigation, claims, performance guarantees, leases and other commitments incident to the ordinary course of business.

In August 2002, the Company initiated court action in the United Kingdom to confirm that certain components of its subsea production systems’ designs do not conflict with a patent recently issued to Cooper Cameron Corporation in Europe. In response, Cooper Cameron Corporation initiated court action alleging infringement of certain of their U.K. patents. Management believes that the ultimate resolution of these known contingencies will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

Note 9: Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consisted of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(In millions)
Net income (loss)	$16.8	$11.4	$(154.2)	$13.3
Foreign currency translation adjustment	(7.8)	6.4	9.9	(27.1)
Cumulative effect of a change in accounting principle (related to derivatives and hedging)	—	—	—	(1.3)
Net deferral of hedging gains (losses)	(5.7)	3.7	4.1	(0.4)

Comprehensive earnings (loss)	$3.3	$21.5	$(140.2)	$(15.5)

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Accumulated other comprehensive earnings (loss) consisted of the following:

	September 30, 2002	December 31, 2001
	(In millions)
Cumulative foreign currency translation adjustments	$(134.3)	$(144.2)
Cumulative deferral of hedging gains (losses)	2.9	(1.2)
Cumulative adjustments to minimum pension liability	(1.2)	(1.2)

Accumulated other comprehensive loss	$(132.6)	$(146.6)

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Note 10: Business Segment Information

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(In millions)
Revenue
Energy Production Systems	$241.4	$176.1	$666.8	$506.5
Energy Processing Systems	98.6	95.5	285.9	282.0
Intercompany eliminations	(0.1)	(0.1)	(1.4)	(0.4)

Subtotal Energy Systems	339.9	271.5	951.3	788.1
FoodTech	120.4	127.6	364.7	368.7
Airport Systems	66.3	77.6	179.4	232.3
Intercompany eliminations	(1.2)	(2.7)	(4.1)	(7.6)

Total revenue	$525.4	$474.0	$1,491.3	$1,381.5

Income before income taxes and the cumulative effect of changes in accounting principles
Energy Production Systems	$12.6	$12.2	$34.2	$25.8
Energy Processing Systems	5.2	8.2	15.7	16.9

Subtotal Energy Systems	17.8	20.4	49.9	42.7
FoodTech	7.7	10.2	28.9	25.0
Airport Systems	5.9	6.7	10.2	17.7

Segment operating profit (a)	31.4	37.3	89.0	85.4
Corporate expenses	(5.6)	(7.8)	(17.6)	(24.2)
Other income (expense), net	0.9	(1.4)	(5.9)	(2.1)

Operating profit before asset impairments, restructuring charges, net interest expense, and income taxes	26.7	28.1	65.5	59.1
Asset impairments (b)	—	—	—	(1.3)
Restructuring charges (c)	—	(6.3)	—	(15.5)
Net interest expense	(3.1)	(5.2)	(9.8)	(8.1)

Income before income taxes and the cumulative effect of changes in accounting principles	$23.6	$16.6	$55.7	$34.2

(a)
Segment operating profit comparability is affected by the Company’s adoption of the provisions of SFAS No. 142 effective January 1, 2002, at which time the recording of goodwill amortization ceased (Note 4).

(b)	The asset impairments in 2001 relate to FoodTech.
(c)
Restructuring charges for the three months ended September 30, 2001 relate to FoodTech ($2.7 million), Airport Systems ($2.2 million), Energy Production Systems ($1.1 million), Corporate ($0.4 million), and Energy Processing Systems (($0.1) million). Restructuring charges for the nine months ended September 30, 2001 relate to FoodTech ($5.2 million), Energy Processing Systems ($5.1 million), Airport Systems ($3.7 million), Energy Production Systems ($1.1 million), and Corporate ($0.4 million).

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

The Separation and Distribution Agreement (“SDA”) contains key provisions relating to the separation of the Company’s businesses from those of FMC Corporation. Under the terms of the SDA, FMC Corporation and FMC Technologies were required to complete a “true-up” process involving a transfer of funds based upon a final determination of the manner in which specific assets and liabilities were allocated between the entities. In conjunction with completion of the true-up process during the third quarter of 2002, the Company transferred $4.4 million to FMC Corporation. The true-up payment represents an equity adjustment relating to the Company’s beginning balance sheet and was recorded as a $4.4 million reduction of capital in excess of par value of common stock at September 30, 2002.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

A Transition Services Agreement (“TSA”) that we entered into with FMC Corporation governs the provision of support services by FMC Corporation to FMC Technologies and by FMC Technologies to FMC Corporation. These service arrangements are expected to expire on various dates up to December 31, 2002, subject to exceptions, with the principal exception being the payroll service center used by both companies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared With
Three Months Ended September 30, 2001

The following table summarizes our operating results for the three months ended September 30, 2002 and 2001:

	Three Months Ended September 30		Favorable/(Unfavorable)
	2002	2001	$	%
	(In millions, except %)
Revenue
Energy Production Systems	$241.4	$176.1	$65.3	37.1%
Energy Processing Systems	98.6	95.5	3.1	3.3
Intercompany eliminations	(0.1)	(0.1)	—	*

Subtotal Energy Systems	339.9	271.5	68.4	25.2
FoodTech	120.4	127.6	(7.2)	(5.6)
Airport Systems	66.3	77.6	(11.3)	(14.6)
Intercompany eliminations	(1.2)	(2.7)	1.5	*

Total revenue	$525.4	$474.0	$51.4	10.8%

Segment Operating Profit
Energy Production Systems	$12.6	$12.2	$0.4	3.3%
Energy Processing Systems	5.2	8.2	(3.0)	(36.6)

Subtotal Energy Systems	17.8	20.4	(2.6)	(12.7)
FoodTech	7.7	10.2	(2.5)	(24.5)
Airport Systems	5.9	6.7	(0.8)	(11.9)

Total segment operating profit	31.4	37.3	(5.9)	(15.8)
Corporate expenses	(5.6)	(7.8)	2.2	28.2
Other income (expense), net	0.9	(1.4)	2.3	*

Operating profit before restructuring charges, net interest expense and income taxes	26.7	28.1	(1.4)	(5.0)
Restructuring charges	—	(6.3)	6.3	*
Net interest expense	(3.1)	(5.2)	2.1	40.4

Income before income taxes	23.6	16.6	7.0	42.2
Provision for income taxes	6.8	5.2	(1.6)	(30.8)

Net income	$16.8	11.4	$5.4	47.4%

*	Not meaningful

CONSOLIDATED RESULTS

Our pre-tax income for the quarter ended September 30, 2002, was $23.6 million ($16.8 million after tax) compared with pre-tax income for the quarter ended September 30, 2001, of $16.6 million ($11.4 million after tax). The increase in 2002 pre-tax income was primarily attributable to the absence of restructuring charges and decreased amortization expense, resulting from the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142. The increase was partly offset by a decrease in total segment operating profit.

While management expects 2002 full-year earnings, before the cumulative effect of a change in accounting principle, to be approximately $0.95 per diluted share, uncertain market conditions makes this level of earnings less probable than it was at the start of the third quarter of 2002. For full year 2003, we anticipate earnings will increase another 10 to 15 percent, based primarily on the strength of our Energy Production Systems business segment.

OPERATING RESULTS OF BUSINESS SEGMENTS

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items are excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, asset impairments, restructuring charges and other income (expense), net.

Energy Production Systems

Increased revenue for Energy Production Systems was primarily attributable to a higher volume of subsea systems sales, as we continued to make progress on contracts to supply equipment to exploration and production companies for use in major offshore producing regions—including the Gulf of Mexico, the North Sea, offshore West Africa and offshore Brazil. These contracts include frame agreements with major oil and gas companies with whom we have formed ongoing alliances. Sales of floating production equipment also increased in the third quarter of 2002 when compared with the same period in 2001, reflecting project timing. Partially offsetting the increased revenue was the impact of lower sales of surface equipment, primarily reflecting a weaker natural gas market and lower rig counts in North America.

Energy Production Systems’ operating profit in the third quarter of 2002 increased when compared with the third quarter of 2001, primarily attributable to higher sales volumes and lower amortization expense due to the implementation of SFAS No. 142. Partially offsetting this increase was the impact of lower margins.

Stronger subsea results will continue to be partially offset by the impact of a protracted weakness in the North American surface business; therefore, our operating profitability in 2002 is expected to be similar to 2001 levels. For fiscal 2003, however, we anticipate a 10 to 15 percent growth in operating profit, a result of continued growth in subsea volume, driven by the trend toward deepwater development and our alliances with BP, Norsk Hydro and Shell.

Energy Processing Systems

Energy Processing Systems’ revenue was up in the third quarter of 2002 when compared with the third quarter of 2001, resulting primarily from higher sales volumes for loading systems. This increase was partially offset by lower revenues from our fluid control business, as sales of WECO®/Chiksan® equipment were negatively affected by weaker conditions in the U.S. gas drilling market. In addition, lower revenue from our blending and transfer business reflected the general economic weakness in the United States.

Energy Processing Systems’ operating profit in the third quarter of 2002 decreased when compared with the third quarter of 2001. Reduced profitability, primarily the result of lower volumes in the fluid control business, was partially offset by the impact of improved measurement systems profitability, lower amortization expense in 2002 due to the implementation of SFAS No. 142 and the favorable impact of cost savings related to restructuring programs initiated in 2001.

Due to the impact of lower natural gas drilling activity in the U.S., Energy Processing Systems’ revenue and profitability will be lower for full year 2002 when compared with 2001. For 2003, we expect revenue to increase approximately 5 percent and profit to increase slightly, the latter reflecting the positive impact of cost containment measures.

FoodTech

FoodTech’s revenue decreased in the third quarter of 2002 when compared with the third quarter of 2001. A reduction in domestic sales of FoodTech equipment was largely offset by higher sales volumes in Europe and Asia.

FoodTech’s operating profit in the third quarter of 2002 decreased when compared with the third quarter of 2001. Reduced profitability resulted from lower U.S. volumes, partially offset by higher volumes in Europe and Asia. In addition, costs and expenses were lower, reflecting the favorable impact of previous restructuring activities in various food processing businesses and the reduced amortization expense in 2002 due to the implementation of SFAS No. 142.

We continue to encounter economic conditions, predominantly in the United States, that have caused customers to postpone capital investments. In addition, consolidation in the food industry has delayed capital expenditures while the merged companies restructure their operations. Consequently, management is not forecasting revenue growth for 2002 or 2003. However, we expect slight improvements in operating profitability for full year 2002 and 2003 as a result of the impact of business restructuring activities initiated in prior periods and, in 2002, lower amortization expense related to the implementation of SFAS No. 142.

Airport Systems

Airport Systems’ revenue decreased in the third quarter of 2002 when compared with the third quarter of 2001, reflecting lower sales of airport ground support equipment and Jetway® passenger boarding bridges as a result of commercial airlines’ deferral of capital expenditures due to the industry’s financial difficulties. Partially offsetting this decrease were increased sales of Halvorsen loaders to the U.S. Air Force.

Airport Systems’ operating profit in the third quarter of 2002 decreased when compared with the third quarter of 2001. The decrease was primarily attributable to lower sales volumes of airport ground support equipment, partially offset by increased sales volume of Halvorsen loaders to the U.S. Air Force and the benefit of lower expenses. Reduced expenses were the result of a lower cost structure at Airport Systems, the result of our response to the economic impact of the events of September 11, 2001.

Management expects that the weak cash flow position of the commercial airlines will continue to negatively affect Airport Systems into 2003. This will be offset in part by revenue and profit from the continuation of the Halvorsen loader program. During 2002, we expect to deliver approximately 130 Halvorsen loaders, of which 46 were delivered in the third quarter of 2002. In comparison, we made deliveries of 19 loaders during full year 2001.

Order Backlog

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
	September 30, 2002	December 31, 2001	September 30, 2001
	(In millions)
Energy Production Systems	$651.6	$570.9	$552.2
Energy Processing Systems	111.3	105.0	115.7

Subtotal Energy Systems	762.9	675.9	667.9
FoodTech	106.2	121.4	116.7
Airport Systems	106.3	163.4	130.0

Total	$975.4	$960.7	$914.6

Energy Production Systems’ order backlog at September 30, 2002, was higher when compared with December 31, 2001, primarily as a result of the stronger subsea market, but was partially offset by lower order backlog for floating production equipment. Higher subsea order backlog was primarily attributable to orders received during the first nine months of 2002 from BP in the Gulf of Mexico, ExxonMobil and TotalFinaElf for offshore West Africa and Norsk Hydro in the North Sea. When compared with September 30, 2001, order backlog at September 30, 2002, increased primarily as a result of subsea systems, partially offset by a decrease in floating production and surface equipment.

Energy Processing Systems’ order backlog at September 30, 2002, was higher when compared with December 31, 2001, as increased order backlog for measurement systems was partially offset by a decrease in fluid control equipment. When compared with September 30, 2001, order backlog at September 30, 2002 was lower, primarily as a result of a decrease in loading systems partially offset by an increase in measurement systems.

FoodTech’s order backlog at September 30, 2002, was lower when compared with December 31, 2001, primarily as a result of a decrease in orders for freezing and cooking equipment in the United States. The decrease was partially offset by higher order backlog for food processing equipment in Europe. When compared with September 30, 2001, the lower order backlog at September 30, 2002, was primarily attributable to a reduction in order backlog for freezing and cooking equipment in the United States and lower order backlog for food processing equipment in Europe and the United States. This decrease was partially offset by higher backlog for freezing systems in Asia and Europe.

Airport Systems’ order backlog at September 30, 2002, was lower when compared with December 31, 2001, primarily as a result of lower order backlog for Halvorsen loaders and Jetway® passenger boarding bridges, which was partially offset by an increase in automated guided vehicles. When compared with September 30, 2001, backlog at September 30, 2002, for ground support equipment and Jetway® passenger boarding bridges reflected a substantial reduction in orders from commercial airlines and airport authorities as a result of the weakness in the commercial airline industry. The decrease was partially offset by an increase in order backlog for automated guided vehicles and Halvorsen loaders.

OTHER COSTS AND EXPENSES

Corporate Expenses

Corporate expenses decreased during the quarter ended September 30, 2002, compared with the same quarter in 2001. In 2002, corporate expenses were favorably affected by lower corporate staffing levels.

Other Income (Expense), Net

Other income (expense), net is comprised primarily of LIFO inventory adjustments, net expenses related to employee pension, other postretirement benefits and restricted stock compensation, and gains and losses on foreign currency transactions.

Other income (expense), net, in the third quarter of 2002 includes a one-time gain of $1.3 million representing our share of the gain recorded in conjunction with the sale of the Company plane. The plane was assigned to us in connection with the SDA, which required that it be sold and any resulting gain or loss be shared equally between FMC Corporation and FMC Technologies. In addition, when compared with the third quarter of 2001, other income (expense), net, reflects lower expenses related to other postretirement employee benefits partially offset by the absence of foreign currency transaction gains, which were recorded in the third quarter of 2001.

Net Interest Expense

Net interest expense decreased in the third quarter of 2002 compared to the third quarter of 2001 as a result of reduced interest rates and a reduction of our outstanding debt.

Restructuring Charge

In the third quarter of 2001, we recorded a restructuring charge of $6.3 million ($3.9 million after tax). The charge included $8.3 million of estimated costs related to approximately 275 personnel reductions in certain FoodTech, Airport Systems and Energy Systems operations and a reduction of $2.0 million in specific reserves recorded in the first quarter of 2001 reflecting both favorable changes in the underlying businesses and adjustments to cost estimates.

Restructuring spending of $0.5 million occurred during the three-month period ended September 30, 2002.

Income Tax Expense

Income tax expense for the third quarter of 2002 was $6.8 million on pre-tax earnings of $23.6 million, resulting in an effective tax rate of 29%.

Income tax expense for the three months ended September 30, 2001 was $5.2 million on pre-tax income of $16.6 million. Excluding the effect of a restructuring charge and a $1.4 million provision for income taxes associated with the reorganization of our worldwide legal structure pursuant to our separation from FMC Corporation, income tax expense for the third quarter of 2001 was $6.2 million on adjusted pre-tax earnings of $22.9 million, resulting in an effective tax rate of 27%.

The differences between the effective tax rates for these periods and the statutory U.S. Federal income tax rate relate primarily to differing foreign tax rates, qualifying foreign trade income and incremental state taxes.

We continue to expect the effective tax rate for full year 2002 to be 29%, up from a 27% tax rate on 2001 earnings, adjusted for non-recurring items. The increased tax rate results from an increase in domestic income in 2002 when compared with 2001. Non-recurring items during fiscal year 2001 included income taxes associated with repatriation of earnings and reorganization of worldwide entities as discussed above, restructuring and asset impairment charges, and the cumulative effect of a change in accounting principle.

Stock Compensation

We account for stock options under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost is recorded for such options. If compensation cost was recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” we estimate that the effect on net income and earnings per share would have been as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(In millions, except per share data)
Net income (loss), as reported	$16.8	$11.4	$(154.2)	$13.3
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(1.3)	(1.3)	(3.8)	(1.7)

Pro forma net income (loss)	$15.5	$10.1	$(158.0)	$11.6

Earnings (loss) per common share:
Basic—as reported	$0.26	$0.18	$(2.36)	$0.21

Basic—pro forma	$0.24	$0.16	$(2.42)	$0.18

Diluted—as reported	$0.25	$0.17	$(2.32)	$0.20

Diluted—pro forma	$0.23	$0.15	$(2.37)	$0.18

Nine Months Ended September 30, 2002 Compared With
Nine Months Ended September 30, 2001

The following table summarizes our operating results for the nine months ended September 30, 2002 and 2001:

	Nine Months Ended September 30		Favorable/(Unfavorable)
	2002	2001	$	%
	(In millions, except %)
Revenue
Energy Production Systems	$666.8	$506.5	$160.3	31.6%
Energy Processing Systems	285.9	282.0	3.9	1.4
Intercompany eliminations	(1.4)	(0.4)	(1.0)	*

Subtotal Energy Systems	951.3	788.1	163.2	20.7
FoodTech	364.7	368.7	(4.0)	(1.1)
Airport Systems	179.4	232.3	(52.9)	(22.8)
Intercompany eliminations	(4.1)	(7.6)	3.5	*

Total revenue	$1,491.3	$1,381.5	$109.8	7.9%

Segment Operating Profit
Energy Production Systems	$34.2	$25.8	$8.4	32.6%
Energy Processing Systems	15.7	16.9	(1.2)	(7.1)

Subtotal Energy Systems	49.9	42.7	7.2	16.9
FoodTech	28.9	25.0	3.9	15.6
Airport Systems	10.2	17.7	(7.5)	(42.4)

Total segment operating profit	89.0	85.4	3.6	4.2
Corporate expenses	(17.6)	(24.2)	6.6	27.3
Other income (expense), net	(5.9)	(2.1)	(3.8)	*

Operating profit before asset impairments, restructuring charges, net interest expense and income taxes	65.5	59.1	6.4	10.8
Asset impairments	—	(1.3)	1.3	*
Restructuring charges	—	(15.5)	15.5	*
Net interest expense	(9.8)	(8.1)	(1.7)	(21.0)

Income before income taxes	55.7	34.2	21.5	62.9
Provision for income taxes	16.1	16.2	0.1	0.6

Income before the cumulative effect of changes in accounting principles	39.6	18.0	21.6	120.0
Cumulative effect of changes in accounting principles, net of income taxes	(193.8)	(4.7)	(189.1)	*

Net income (loss)	$(154.2)	$13.3	$(167.5)	*

*	Not meaningful

CONSOLIDATED RESULTS

Income for the nine months ended September 30, 2002, before income taxes and the cumulative effect of changes in accounting principles was $55.7 million ($39.6 million after tax) compared with pre-tax profit for the nine months ended September 30, 2001, of $34.2 million ($18.0 million after tax). The increase in pre-tax income in 2002 was primarily attributable to the absence of restructuring charges, lower amortization and corporate expenses, and an increase in Energy Production Systems’ operating profit. The increase was offset by the negative impact of other income (expense), net. Lower amortization expense in 2002 was the result of the implementation of SFAS No. 142.

We recorded the cumulative effect of changes in accounting principles of $215.0 million ($193.8 million after tax) in the first quarter of 2002 and $7.6 million ($4.7 million after tax) in the first quarter of 2001. In the first quarter of 2002, the adoption of SFAS No. 142, a new accounting standard on goodwill and intangible assets, resulted in a writedown of goodwill relating to the FoodTech and Energy Processing Systems business segments. In 2001, we adopted the new accounting and reporting standards for derivative instruments and hedging. In 2001, significant non-recurring items also included asset impairment and restructuring charges of $16.8 million ($10.4 million after tax) and income tax provisions of $8.9 million related to the repatriation of offshore earnings and the reorganization of our worldwide legal structure pursuant to our separation from FMC Corporation.

OPERATING RESULTS OF BUSINESS SEGMENTS

Energy Production Systems

Energy Production Systems’ revenue and operating profits increased in the first nine months of 2002 compared with the same period in 2001. Higher revenue was primarily the result of increased sales of subsea equipment for projects in the major offshore oil and gas producing basins. In addition, revenue increased as a result of higher sales of floating production equipment and, to a lesser extent, surface systems in Europe, the Middle East and Asia. Increased profitability reflected higher sales volumes and lower amortization expense due to the implementation of SFAS No. 142. This was partially offset by lower margins, which were the result of competitive market conditions.

Energy Processing Systems

Energy Processing Systems’ revenue increased slightly while operating profits decreased in the first nine months of 2002 compared with the same period in 2001. Increased revenue was primarily the result of increased sales volumes for loading systems and measurement solutions, partially offset by a reduction in volume for blending and transfer and fluid control equipment. Lower operating profits were attributable to a decrease in fluid control volumes, partially offset by increased profitability for measurement systems and the favorable effect of reduced amortization expense in 2002 due to the implementation of SFAS No. 142.

FoodTech

FoodTech’s revenue decreased slightly, while operating profits increased in the first nine months of 2002 compared with the same period in 2001. The decrease in revenue reflected reduced domestic sales of cooking and coating equipment offset by higher sales of tomato processing and cooking equipment in Asia. The increase in profitability was primarily attributable to a decrease in costs and expenses, reflecting the favorable impact of previous restructuring activities in various food processing businesses and reduced amortization expense in 2002 due to the implementation of SFAS No. 142.

Airport Systems

Airport Systems’ revenue and operating profits decreased in the first nine months of 2002 compared with the same period in 2001 as a result of a decrease in sales of airport ground support equipment and Jetway® passenger boarding bridges. Lower revenue and profits were the result of weakness in the commercial airline industry. Partially offsetting these unfavorable results were increased revenue and profits from the sales of Halvorsen loaders to the U.S. Air Force and reduced expenses as a result of our implementation of strategies designed to lower the cost structure of Airport Systems.

OTHER COSTS AND EXPENSES

Corporate Expenses

Corporate expenses decreased during the nine months ended September 30, 2002, compared with the same period in 2001, primarily attributable to the impact of lower corporate staffing levels.

Other Income (Expense), Net

Expenses increased in the nine-month period ended September 30, 2002 when compared with the same period in 2001, primarily due to the absence of foreign currency transaction gains in 2002 and higher expense related to employee pension benefits. This was partially offset by the benefit of a $1.3 million gain representing our share of the gain recorded in conjunction with the sale of the Company plane. The plane was assigned to us in connection with the SDA, which required that it be sold and any resulting gain or loss be shared equally between FMC Corporation and FMC Technologies.

Net Interest Expense

Net interest expense increased in 2002 compared to the first nine months of 2001 in conjunction with credit facilities we obtained in 2001 to establish our stand-alone capital structure.

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

Asset Impairments and Restructuring Charges

During the nine-month period ended September 30, 2001, we recorded asset impairments and restructuring charges of $16.8 million on a pre-tax basis ($10.4 million after tax).

In the third quarter of 2001, we recorded restructuring charges of $6.3 million ($3.9 million after tax). The charges included $8.3 million of estimated costs related to approximately 275 personnel reductions in certain FoodTech, Airport Systems and Energy Systems operations and a reduction of $2.0 million in specific reserves recorded in the first quarter of 2001 reflecting both favorable changes in the underlying businesses and adjustments to cost estimates.

In the first quarter of 2001, we recorded asset impairment and restructuring charges totaling $10.5 million before taxes ($6.5 million after taxes). A restructuring charge of $9.2 million was primarily for severance benefits to employees affected by a planned workforce reduction. In addition, an asset impairment charge of $1.3 million was required to write off goodwill associated with a small FoodTech product line that we chose not to develop further.

Restructuring spending of $3.1 million occurred during the nine-month period ended September 30, 2002.

The liability for restructuring activities was $1.2 million at September 30, 2002, primarily for severance payments that the Company expects to complete by December 31, 2002. The liability for restructuring activities was $4.3 million at December 31, 2001.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2002, was $16.1 million on pre-tax income of $55.7 million resulting in an effective tax rate of 29%.

Income tax expense for the nine months ended September 30, 2001, was $16.2 million on pre-tax income of $34.2 million. Excluding the effect of restructuring and asset impairment charges and an $8.9 million provision for income taxes related to the reorganization of the Company’s worldwide entities in anticipation of their separation from FMC Corporation, income tax expense for the first nine months of 2001 was $13.7 million on adjusted pre-tax earnings of $51.0 million, resulting in an effective tax rate of 27%.

The differences between the effective tax rates for these periods and the statutory U.S. Federal income tax rate relate primarily to differing foreign tax rates, qualifying foreign trade income and incremental state taxes.

CHANGES IN ACCOUNTING PRINCIPLES

On January 1, 2002, we adopted the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The standards collectively provide new guidance for the recognition, amortization and continuing valuation of goodwill and other intangible assets acquired in a business combination, and SFAS No. 141 prohibits the use of the pooling of interests method of accounting for a business combination. The adoption of SFAS No. 141 did not have any impact on our historical financial statements. The Company completed the goodwill impairment testing that is required upon adoption of SFAS No. 142 during the first quarter of 2002. The adoption of SFAS No. 142 on January 1, 2002, resulted in a loss from the cumulative effect of a change in accounting principle of $193.8 million, net of an income tax benefit of $21.2 million, affecting the FoodTech business segment ($117.4 million before tax; $98.3 million after tax) and the Energy Processing Systems business segment ($97.6 million before tax; $95.5 million after tax). The impact of adopting the provisions of SFAS No. 142 relating to goodwill amortization resulted in our discontinuing the amortization of goodwill beginning January 1, 2002.

Goodwill amortization expense recognized in 2001 was as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	(In millions)
Energy Production Systems	$0.7	$2.3
Energy Processing Systems	1.2	3.6

Subtotal Energy Systems	1.9	5.9
FoodTech	1.1	3.5
Airport Systems	0.1	0.3

Total goodwill amortization expense	$3.1	$9.7

Depreciation and amortization expense for the nine months ended September 30, 2002 and 2001 totaled $35.5 million and $42.9 million, respectively. Year-to-date September 30, 2002 depreciation and amortization expense was lower when compared with the same period in 2001, reflecting the absence of goodwill amortization expense, off set by an increase of $1.5 million in depreciation expense primarily relating to assets we added subsequent to September 30, 2001, primarily in our Energy Production Systems business segment.

On January 1, 2001, we implemented, on a prospective basis, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, resulting in a loss from the cumulative effect of a change in accounting principle of $4.7 million, net of an income tax benefit of $2.9 million.

LIQUIDITY AND CAPITAL RESOURCES

We had net debt at September 30, 2002 and December 31, 2001, of $230.5 million and $245.0 million, respectively. Net debt includes short- and long-term debt and the current portion of long-term debt, less cash and cash equivalents. We had cash and cash equivalents at September 30, 2002 and December 31, 2001, of $38.6 million and $28.0 million, respectively.

Cash flows during the nine months ended September 30, 2002 and 2001 were as follows:

	Nine Months Ended September 30
	2002	2001
	(In millions)
Cash provided by operating activities	$67.8	$0.4
Cash required by discontinued operations	(4.4)	(4.9)
Cash required by investing activities	(45.2)	(36.2)
Cash (required) provided by financing activities	(7.5)	113.4
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(1.5)

Increase in cash and cash equivalents	$10.6	$71.2

Cash provided by operating activities for the first nine months of 2002 increased when compared with the same period in 2001, reflecting increased income before the cumulative effect of changes in accounting principles, increased advance payments received from customers in 2002 and our repurchase of securitized receivables in 2001.

Our working capital balances vary significantly depending on the payment terms and timing of delivery on key contracts, particularly for Energy Production Systems’ customers. When compared with the first nine months of 2001, the increase in 2002 in cash provided by operating activities reflects the increase in advance payments received from customers for long-term projects in the Energy Production Systems business segment.

As part of FMC Corporation, we participated in a financing facility under which accounts receivable were sold without recourse through FMC Corporation’s wholly-owned, bankruptcy remote subsidiary. During the first half of 2001, we ceased our participation in this program, the effect of which was a reduction in operating cash flows amounting to $38.0 million in the first nine months of 2001.

At September 30, 2002, operating working capital was $162.5 million, an increase of $14.6 million when compared with operating working capital of $147.9 million at December 31, 2001. Operating working capital is working capital excluding cash and cash equivalents, amounts due from FMC Corporation, short-term debt, the current portion of long-term debt, and income tax balances.

The increase in cash required by investing activities reflects an increase in capital spending of 21% compared to the prior year period, largely related to the Company’s expanding subsea business.

We have agreements for the sale and leaseback of certain equipment. If we elect not to renew these sale-leaseback agreements in 2004, we will have a residual obligation to the lessor. This obligation amounted to approximately $30 million and $51 million at September 30, 2002 and December 31, 2001, respectively.

We routinely evaluate potential acquisitions, divestitures and joint ventures in the ordinary course of business.

The following is a summary as of September 30, 2002 of our committed credit facilities, the amount of debt outstanding under the committed credit facilities, the amount of unused capacity, and maturity dates:

Description	Commitment Amount	Debt Outstanding Under Committed Credit Facilities	Unused Capacity	Maturity
	(In millions)
Five-year revolving credit facility	$250.0	$185.0	$65.0	April, 2006
364-day revolving credit facility	182.2	—	182.2	April, 2003

	$432.2	$185.0	$247.2

Among other restrictions, the terms of the credit agreements include negative covenants related to liens and financial covenants related to consolidated tangible net worth, debt to earnings ratios and interest coverage ratios. The Company is in compliance with all debt covenants as of September 30, 2002.

Borrowings under our committed credit agreements carry an effective interest rate of 100 basis points above the one-month London Interbank Offered Rate. We have interest rate swap agreements related to $150.0 million of the borrowings that fix the interest rate thereon at an average rate of 5.37%. The interest rate swaps are accounted for as cash flow hedges and their fair value is included in other current liabilities and other liabilities on the September 30, 2002 consolidated balance sheet.

Our uncommitted credit, consisting of three domestic credit facilities totaling $35.0 million, matured on April 25, 2002. These credit facilities were renewed for total borrowings of up to $30.0 million maturing in April 2003. We also have smaller uncommitted credit lines for many of our international subsidiaries. Borrowings under uncommitted facilities totaled $32.1 million at September 30, 2002, of which approximately $0.5 million is classified as long-term. Borrowings under uncommitted facilities totaled $42.2 million at December 31, 2001.

We also have an uncommitted credit agreement with MODEC International LLC (“MODEC”), a 37.5% owned joint venture, at interest rates based on our domestic credit facilities’ interest rate, which was 2.7% at September 30, 2002 and 2.9% at December 31, 2001. Under terms of the agreement, MODEC deposits its excess cash with the Company. At September 30, 2002 and December 31, 2001, borrowings from MODEC amounted to $51.9 million and $22.7 million, respectively, and were included in short-term debt on the Company’s consolidated balance sheets. The Company’s unused borrowing capacity may fluctuate depending on amounts borrowed under the MODEC credit agreement.

We expect to meet our operating needs, fund capital expenditures and potential acquisitions and meet debt service requirements for the next 12 months through cash generated from operations and the credit facilities discussed above. Capital spending is forecast to total approximately $55 million for 2002, compared with $67.6 million in 2001.

During the nine-month period ended September 30, 2002, our foreign currency translation adjustment decreased by $9.9 million. This primarily reflects the positive impact of the weakening of the U.S. dollar against the euro, British pound, Norwegian krone, and Swedish krona, partially offset by the negative impact from the strengthening of the U.S. dollar against the Brazilian real.

Pursuant to terms of the Tax Sharing Agreement we have with FMC Corporation, certain actions related to the sale of assets or the sale or issuance of additional securities (including securities convertible into stock) are potentially restricted for a period of 30 months following the Distribution. In general, such actions are not restricted if we obtain (a) a supplemental ruling from the IRS that such actions do not cause the Distribution to be taxable, or (b) an acceptable letter of credit sufficient in amount to cover any potential tax, interest and penalties that result from a determination that such actions cause the Distribution to be taxable. In the opinion of management, recent changes to the IRS regulations increase the likelihood that a supplemental ruling may be obtained with respect to certain transactions within the 30-month period.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This Statement revises accounting for specified employee and contract terminations that are part of restructuring activities, but excludes restructuring activities of operations acquired in a business combination. The provisions require that exit or disposal costs be recorded when they are incurred and can be measured at fair value. The provisions of this Statement are effective for activities that are initiated after December 31, 2002. We do not expect the implementation of this Statement to have a material impact on our financial position, results of operations, or cash flows.

CRITICAL ACCOUNTING POLICIES

Refer to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 for a discussion of our critical accounting policies. During the third quarter of 2002 there were no material changes to these policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company’s principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this report, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors
FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. as of September 30, 2002, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/    KPMG LLP

Chicago, Illinois
October 20, 2002

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2002, the Company initiated court action in the United Kingdom to confirm that certain components of its subsea production systems’ designs do not conflict with a patent recently issued to Cooper Cameron Corporation in Europe. In response, Cooper Cameron Corporation initiated court action alleging infringement of certain of their U.K. patents. Management believes that the ultimate resolution of these known contingencies will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

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

FMC TECHNOLOGIES, INC.
(Registrant)

/S/ RONALD D. MAMBU
Ronald D. Mambu
Vice President, Controller, and
duly authorized officer

Date: November 12, 2002

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Joseph H. Netherland, Chairman, President and Chief Executive Officer of FMC Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of FMC Technologies;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/S/ JOSEPH H. NETHERLAND
Joseph H. Netherland
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, William H. Schumann, III, Senior Vice President, Chief Financial Officer and Treasurer of FMC Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of FMC Technologies;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/S/    WILLIAM H. SCHUMANN, III
William H. Schumann, III
Senior Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Number in Exhibit Table	Description
15	Letter re: unaudited interim financial information