Form 10-K
period 2002-12-31
FMC TECHNOLOGIES INC
filed 2003-03-25
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-2376

FMC TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4412642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 East Randolph Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	312/861-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.     ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE ACT).    YES  ☒    NO  ☐

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER (JUNE 30, 2002), WAS APPROXIMATELY $1,272,866,000.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF FEBRUARY 28, 2003 WAS 66,051,869.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of 2002 Annual Report to Stockholders	Part I, Item 1; Part II; and Part IV, Item 15(a)(1) and (2)
Portions of Proxy Statement for 2003 Annual Meeting of Stockholders	Part III

PART I

FMC Technologies, Inc. (the “Company”) was incorporated in 2000 under Delaware law and has its principal executive offices at 200 East Randolph Drive, Chicago, Illinois 60601. As used in this report, except where otherwise stated or indicated by the context, the “Company” means the Company and its consolidated subsidiaries and their predecessors.

The Company is one of the world’s leading producers of machinery for industry. The Company employs approximately 8,500 people at 35 manufacturing facilities in 16 countries.

The Company designs, manufactures and services technologically sophisticated systems and products for its customers through its Energy Production Systems, Energy Processing Systems, FoodTech and Airport Systems business segments. Energy Production Systems is a supplier of systems and services used in the offshore, particularly deepwater, exploration and production of crude oil and natural gas. Energy Processing Systems is a provider of specialized systems and products to customers involved in the production, transportation and processing of crude oil, natural gas and other energy related products. FoodTech is a supplier of technologically sophisticated food handling and processing systems and products to industrial food processing companies. Airport Systems provides technologically advanced equipment and services for airlines, airports, air freight companies and the U.S. military.

Business and geographic segment data for 2002, 2001 and 2000 are summarized in Note 19 to the consolidated financial statements on pages 64 through 67 of the 2002 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 1.     BUSINESS

Incorporated by Reference From:

(a)	General Development of Business	—

2002 Annual Report to Stockholders, pages 3-21 and inside back cover, Management’s Discussion and Analysis on pages 24-37, and Notes 1, 2 and 4 to the consolidated financial statements on pages 44-45 and 48-49

(b)	Financial Information About Segments	—	2002 Annual Report to Stockholders, Note 19 to the consolidated financial statements on pages 64-67

(c)	Narrative Description of Business	—	2002 Annual Report to Stockholders, pages 8-21 and 24-37

Principal Products

See page 18 and Note 19 to the consolidated financial statements on pages 64 through 67 of the 2002 Annual Report to Stockholders for information about each business segment’s principal products.

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

Patents

The Company owns a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to its businesses. The Company has approximately 2,000 issued patents and pending patent applications worldwide. Further, the Company licenses certain intellectual property rights to or from third parties. The Company also owns numerous U.S. and foreign trademarks and trade names and has 1,020 registrations and pending applications in the United States and abroad. The Company does not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of the Company.

Seasonality

The Company’s businesses are generally not subject to significant seasonal fluctuations, except for sales of Energy Processing Systems and sales of deicers by Airport Systems, which are typically greater in the fourth quarter of each year. In addition, due to the seasonal nature of fruit and vegetable production, sales of certain FoodTech products are typically greater in the second and fourth quarters of each year.

Product Warranties

The Company provides for estimated losses related to warranties of product performance. The balance sheet obligation is based on historical experience by product which the Company believes is a reasonable estimate of future liability. The following table details the Company’s 2002 obligations incurred and settlements made under product warranties.

(In Millions)
Obligations for product warranties at December 31, 2001	$11.8
Obligations incurred	15.8
Settlements made	(15.7)

Obligations for product warranties at December 31, 2002	$11.9

Order Backlog

	Order Backlog December 31,
(In Millions)	2002	2001
Energy Production Systems	$822.5	$570.9
Energy Processing Systems	110.0	105.0

Subtotal Energy Systems	932.5	675.9
FoodTech	107.2	121.4
Airport Systems	112.0	163.4

Total	$1,151.7	$960.7

Although the Company provides many systems, equipment and services pursuant to long-term agreements entered into in advance of the delivery of those items to its customers, orders are not entered into order backlog until formally recognized by receipt of a confirmed customer order.

The Company projects that $243.5 million of total order backlog at December 31, 2002 will be recorded as revenue after fiscal year 2003.

Competitive Conditions

The Company markets its products primarily through its own technically-oriented sales organization and, in some cases, through independent distributors and sales representatives. The Company conducts business worldwide in more than 100 countries. Energy Production Systems competes with other companies that supply subsea systems and floating production products and with smaller companies that are focused on a specific application, technology or geographical area in the Company’s other product areas. Energy Processing Systems competes with a number of companies in the measurement and transportation industry, some of whom have access to greater resources. FoodTech and Airport Systems compete with a variety of local and regional companies typically focused on a specific application, technology or geographic area, and with a few large multinational companies.

The Company competes by leveraging its industry experience to provide advanced technology, integrated systems, high product quality and reliability and quality aftermarket service. The Energy Systems businesses differentiate themselves by the depth of their industry experience, engineering and design capabilities, product performance, integrated systems, global manufacturing capability, quality, reliability, service and price. FoodTech and Airport Systems differentiate themselves on many of the same bases as the Energy Systems businesses – the depth of their industry experience, engineering and design capabilities, product performance, integrated systems, quality, reliability, service, and price and, in the food processing industry, in particular, on the basis of yield and hygiene.

Research and Development

The objectives of the Company’s research and development programs are to discover new products and business opportunities in relevant fields and to improve existing products. Worldwide expenditures for research and development by business segment for the fiscal years ended December 31, 2002, 2001 and 2000 were as follows:

	Year Ended December 31,
(In Millions)	2002	2001	2000
Energy Production Systems	$21.7	$22.5	$25.3
Energy Processing Systems	6.9	7.5	8.5

Subtotal Energy Systems	28.6	30.0	33.8
FoodTech	13.4	16.7	15.1
Airport Systems	5.8	8.2	7.8

Total	$47.8	$54.9	$56.7

Employees

The Company employs approximately 8,500 people in its domestic and foreign operations. Approximately 300 such employees are represented by collective bargaining agreements in the United States. In 2003, two of the Company’s six collective bargaining agreements in the United States will expire, covering approximately 40 employees. The Company maintains good employee relations and has successfully concluded all of its recent negotiations without a work stoppage. The Company, however, cannot predict the outcome of future contract negotiations.

Incorporated by Reference From:
(d)	Financial Information About Geographic Areas	—	2002 Annual Report to Stockholders, page 67
(e)	Available Information

This Form 10-K, the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the Company’s website at www.fmctechnologies.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

Cautionary Note Regarding Forward-Looking Information

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: The Company and its representatives may from time to time make written or oral statements that are “forward-looking” and provide other than historical information, including statements contained in the 2002 Annual Report to Stockholders, this Form 10-K, the Company’s other filings with the Securities and Exchange Commission or communications to its stockholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed below.

In some cases, the Company has identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expects,” “should,” “could,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the Company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and involve judgments.

In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Among the factors that could have an impact on the Company’s ability to achieve operating results and growth plan goals are:

•	Significant competition;

•	The impact of unforeseen economic and political changes in the international markets where the Company competes, including changes in currency exchange rates, war, terrorist attacks and activities, civil unrest, inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which the Company does business; changes in governmental laws and regulations and the level of enforcement of these laws and regulations; other governmental actions; and other external factors over which the Company has no control;

•	The impact of significant changes in interest rates or taxation rates;

•	Increases in raw material prices compared with historical levels, or shortages of raw materials;

•	Underestimating labor or other internal costs;

•	Inherent risks in the marketplace associated with new product introductions and technologies;

•	Changes in capital spending by customers or consolidation of customers in the petroleum exploration, commercial food processing or airline or air freight industries or by the United States Government;

•	Risks associated with developing new manufacturing processes;

•	Fluctuations in the price of crude oil or natural gas;

•	The impact of freight transportation delays beyond the control of the Company;

•	The ability of the Company to integrate, operate and manage possible future acquisitions or joint ventures into our existing operations; for example, the Company owns a 37.5% interest in the MODEC joint venture, cannot control the actions of its joint venture partner and has only limited rights in controlling the actions of the joint venture;

•	Conditions affecting domestic and international capital markets;

•	Unexpected changes in the size and timing of regional and/or product markets, particularly for short lead-time products;

•	Risks derived from unforeseen developments in industries served by the Company, such as political or economic changes in the energy, food processing or airline industries, and other external factors over which the Company has no control;

•	Risks associated with litigation, including changes in applicable laws; the development of facts in individual cases; settlement opportunities; the actions of plaintiffs, judges and juries; and the possibility that current reserves relating to the Company’s ongoing litigation may prove inadequate;

•	The effect of the loss of major contracts or losses from fixed-price contracts;

•	The loss of key management or other personnel;

•	Developments in technology of competitors; and

•	Environmental and asbestos-related liabilities that may arise in the future that exceed the Company’s current reserves.

The Company wishes to caution that the foregoing list of important factors may not be all-inclusive, and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2.    PROPERTIES

The Company leases executive offices in Chicago and maintains executive offices in its Houston facility. The Company operates 35 manufacturing facilities in 16 countries.

Most of the Company’s plant sites are owned, with an immaterial number of them being leased. The Company believes its properties and facilities meet present requirements and are in good operating condition and that each of its significant manufacturing facilities is operating at a level consistent with the requirements of the industry in which it operates.

The significant production properties for the Energy Production Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Oklahoma City, Oklahoma	40,000	Owned
*Houston, Texas	390,000	Owned

International:
Rio de Janeiro, Brazil	225,000	Owned
*Sens, France	185,000	Owned
*Kongsberg, Norway	568,000	Leased
*Singapore, RS	97,000	Owned
Dunfermline, Scotland	152,000	Owned
Maracaibo, Venezuela	60,000	Owned

*These facilities are production properties for both Energy Production Systems and Energy Processing Systems.

The significant production properties for the Energy Processing Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Tupelo, Mississippi	330,000	Owned
Erie, Pennsylvania	350,000	Owned
Corpus Christi, Texas	15,000	Owned
Stephenville, Texas	300,000	Owned
Homer City, Pennsylvania	267,000	Owned

International:
Ellerbek, Germany	200,000	Owned

The significant production properties for the FoodTech operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Madera, California	250,000	Owned
Stockton, California	58,000	Owned/Leased
Lakeland, Florida	208,000	Owned
Hoopeston, Illinois	359,000	Owned
Northfield, Minnesota	80,400	Owned/Leased
Sandusky, Ohio	140,000	Owned
Newberg, Oregon	101,000	Leased

International:
St. Niklaas, Belgium	539,000	Owned
Araraquara, Brazil	94,000	Owned
Collecchio, Italy	34,000	Leased
Parma, Italy	68,000	Owned
Helsingborg, Sweden	227,000	Owned/Leased
Fakenham, United Kingdom	117,000	Owned

The significant production properties for the Airport Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Orlando, Florida	253,000	Owned
Ogden, Utah	350,000	Owned

International:
Madrid, Spain	27,000	Owned

ITEM 3.    LEGAL PROCEEDINGS

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

The executive officers of the Company, together with the offices in the Company currently held by them, their business experience and their ages as of February 28, 2003, are as follows:

Name	Age	Office, year of election and other information for past five years

Joseph H. Netherland	56	Chairman, President and Chief Executive Officer (01); President of FMC Corporation (99); Executive Vice President of FMC Corporation (98)

William H. Schumann, III	52

Treasurer (02); Senior Vice President and Chief Financial Officer (01); Senior Vice President and Chief Financial Officer of FMC Corporation (99); Vice President, Corporate Development of FMC Corporation (98)

Charles H. Cannon, Jr.	51	Vice President and General Manager—FoodTech and Airport Systems (01); Vice President and General Manager of FMC Corporation—FMC FoodTech (94) and Transportation Systems Group of FMC Corporation (98)

Jeffrey W. Carr	46	Vice President, General Counsel and Secretary (01); Associate General Counsel of FMC Corporation (97)

Peter D. Kinnear	55	Vice President (01); Vice President of FMC Corporation (00); General Manager, Petroleum Equipment and Systems Division of FMC Corporation (94)

Ronald D. Mambu	53	Vice President and Controller (01); Vice President and Controller of FMC Corporation (95)

Robert L. Potter	52	Vice President (01); Division President of Energy Transportation and Measurement Division of FMC Corporation (95)

No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. All officers are elected to hold office for one (1) year and until their successors are elected and qualified.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information – FMC Technologies, Inc. is listed on the New York Stock Exchange under the symbol FTI. High and low sales prices for the Company’s common stock is incorporated by reference from the 2002 Annual Report to Stockholders, Note 20 to the consolidated financial statements on page 68.

(b) Holders – As of February 28, 2003, there were 7,646 holders of record of the Company’s common stock.

(c) Dividends – The Company did not pay dividends on its common stock in 2002 and does not expect to pay dividends on its common stock in 2003.

Incorporated by Reference From:

ITEM 6.	SELECTED FINANCIAL DATA	—	2002 Annual Report to Stockholders, pages 70-71

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	—	2002 Annual Report to Stockholders, pages 24-37

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	—	2002 Annual Report to Stockholders, page 35

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	—	2002 Annual Report to Stockholders, pages 38-69

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	—	None

PART III

Incorporated by Reference From:

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	—	Part I; Proxy Statement for 2003 Annual Meeting of Stockholders, pages 4-8

ITEM 11.	EXECUTIVE COMPENSATION	—	Proxy Statement for 2003 Annual Meeting of Stockholders, pages 16-23

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	—	Proxy Statement for 2003 Annual Meeting of Stockholders, pages 14-15 and page 24

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	—	Proxy Statement for 2003 Annual Meeting of Stockholders, pages 12-13

ITEM 14.	CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed with this Report

1.	Consolidated financial statements of the Company and its subsidiaries are incorporated by reference herein under Item 8 of this Form 10-K.

2.	Report of Independent Accountants on Financial Statement Schedule

See Schedule II—Valuation and Qualifying Accounts on page 14 of this document. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in the 2002 Annual Report to Stockholders.

3.	Exhibits: See attached Index of Exhibits.

(b)	Reports on Form 8-K

Form 8-K dated November 12, 2002, containing certifications of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibits

See Index of Exhibits beginning on page 18 of this document.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of FMC Technologies, Inc.:

Under date of January 27, 2003, we reported on the consolidated balance sheets of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002.

/s/    KPMG LLP

Chicago, Illinois

January 27, 2003

Schedule II—Valuation and Qualifying Accounts

(In thousands)
		(C) Additions
(A) Description (1)	(B) Balance at beginning of period	charged to costs and expenses	charged to other accounts	(D) Deductions and other			(E) Balance at end of period
Year ended December 31, 2000:
Allowance for doubtful accounts	$10,383	$1,379	$955	$5,508	(a	)	$7,209
Valuation allowance for deferred
tax assets	$6,143	$312	$—	$993	(d	)	$5,462
Year ended December 31, 2001:
Allowance for doubtful accounts	$7,209	$2,027	$117	$131	(b	)	$9,222
Valuation allowance for deferred
tax assets	$5,462	$618	—	$623	(d	)	$5,457
Year ended December 31, 2002:
Allowance for doubtful accounts	$9,222	$2,782	$189	$1,673	(c	)	$10,520
Valuation allowance for deferred
tax assets	$5,457	$1,830	$—	$701	(d	)	$6,586

(a) – “Additions charged to other accounts” include reserves acquired through business combinations. “Deductions and other” include writeoffs and translation adjustments.

(b) – “Additions charged to other accounts” include recoveries. “Deductions and other” include writeoffs and translation adjustments.

(c) – “Additions charged to other accounts” include reserves acquired through business combinations, recoveries and translation adjustments. “Deductions and other” include writeoffs.

(d) – “Deductions and other” reflect tax benefit realized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC TECHNOLOGIES, INC. (Registrant)

By:	/S/ WILLIAM H. SCHUMANN, III
William H. Schumann, III Senior Vice President, Chief Financial Officer and Treasurer

Date: March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Title	Signature

Joseph H. Netherland	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	/S/ JOSEPH H. NETHERLAND March 25, 2003

William H. Schumann, III	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	/S/ WILLIAM H. SCHUMANN, III March 25, 2003

Ronald D. Mambu	Vice President and Controller (Principal Accounting Officer)	/S/ RONALD D. MAMBU March 25, 2003

Mike R. Bowlin	Director	/S/ MIKE R. BOWLIN March 25, 2003

B.A. Bridgewater, Jr.	Director	/S/ B.A. BRIDGEWATER, JR. March 25, 2003

Thomas M. Hamilton	Director	/S/ THOMAS M. HAMILTON March 25, 2003

Asbjørn Larsen	Director	/S/ ASBJØRN LARSEN March 25, 2003

Edward J. Mooney	Director	/S/ EDWARD J. MOONEY March 25, 2003

Richard A. Pattarozzi	Director	/S/ RICHARD A. PATTAROZZI March 25, 2003

James R. Ringler	Director	/S/ JAMES R. RINGLER March 25, 2003

James R. Thompson	Director	/S/ JAMES R. THOMPSON March 25, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Joseph H. Netherland, Chairman, President and Chief Executive Officer of FMC Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of FMC Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/S/ JOSEPH H. NETHERLAND
Joseph H. Netherland Chairman, President and Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, William H. Schumann, III, Senior Vice President, Chief Financial Officer and Treasurer of FMC Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of FMC Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/S/ WILLIAM H. SCHUMANN, III
William H. Schumann, III Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-K OF FMC TECHNOLOGIES, INC.

FOR THE YEAR ENDED DECEMBER 31, 2002

Exhibit No.	Exhibit Description
2.1	Separation and Distribution Agreement by and between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 2.1 to the Form S-1/A filed on June 6, 2001).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form S-1/A filed on April 4, 2001).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 the Form S-1/A filed on April 4, 2001).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001).

4.3	$250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.3 to the Form S-1/A filed on June 6, 2001).

4.4	First Amendment to the $250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.4 to the Form S-1/A filed on June 6, 2001).

4.5	$150,000,000 364-Day Revolving Credit Facility (incorporated by reference from Exhibit 4.5 to the Form S-1/A filed on June 6, 2001).

4.6	First Amendment to the $150,000,000 364-Day Revolving Credit Facility (incorporated by reference from Exhibit 4.6 to the Form S-1/A filed on June 6, 2001).

4.7	Second Amendment to the $150,000,000 364-Day Revolving Credit Facility (incorporated by reference from Exhibit 4.7 to the Quarterly Report on Form 10-Q filed on May 15, 2002).

4.8	Second Amendment to the $250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on May 15, 2002).

10.1	Tax Sharing Agreement by and among FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.1 to the Form S-1/A filed on June 6, 2001).

10.2	Employee Benefits Agreement by and between FMC Corporation and the Company, dated as of May 30, 2001 (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on June 6, 2001).

10.3	Transition Services Agreement between FMC Corporation and the Company, dated as of December 31, 2001 (incorporated by reference from Exhibit to the Form S-1/A filed on May 4, 2001).

10.4*	FMC Technologies, Inc.’s Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4 to the Form S-1/A filed on June 6, 2001).

10.5*	Forms of Executive Severance Agreements (incorporated by reference from Exhibit 10.5 to the Form S-1/A filed on June 6, 2001).

10.6*	FMC Technologies, Inc. Defined Benefit Retirement Trust (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.6.a*	FMC Corporation Defined Benefit Retirement Trust (incorporated by reference from Exhibit 10.6.a to the Quarterly Report on Form 10-Q filed on August 14, 2001).

10.6.b*	Amendment to the FMC Corporation Defined Benefit Retirement Trust (incorporated by reference from Exhibit 10.6.b to the Quarterly Report on Form 10-Q filed on August 14, 2001).

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

10.6.f*

Second Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.f to the Annual Report on Form 10-K filed on March 25, 2002).

10.6.g*	Third Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan.

10.6.h*	First Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part II Union Hourly Employees’ Retirement Plan.

10.6i*	Fourth Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan.

10.6j*	Second Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part II Union Hourly Employees’ Retirement Plan.

10.6k*	Third Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part II Union Hourly Employees’ Retirement Plan.

10.7.a*	FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.7.b*	FMC Technologies, Inc. Equivalent Retirement Plan Grantor Trust Agreement (incorporated by reference from Exhibit 10.7.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.7.c*	First Amendment to the FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan.

10.8.a*	FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.b*	FMC Technologies, Inc. Savings and Investment Plan Trust (incorporated by reference from Exhibit 10.8.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.c*	First Amendment to the FMC Technologies, Inc. Savings and Investment Plan.

10.8.d*	Second Amendment to the FMC Technologies, Inc. Savings and Investment Plan.

10.9.a*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.9.b*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan Trust Agreement (incorporated by reference from Exhibit 10.9.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.9.c*	First Amendment to the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan.

10.10	Commercial Paper Dealer Agreement 4(2) Program between Merrill Lynch Money Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Company, dated as of January 24, 2003.

10.11	Commercial Paper Dealer Agreement 4(2) Program between Banc of America Securities LLC and the Company, dated as of January 24, 2003.

10.12	Issuing and Paying Agent Agreement between Bank One, National Association and the Company, dated as of January 24, 2003.

13.1

2002 Annual Report to Stockholders is included as an Exhibit to this report for the information of the Securities and Exchange Commission and, except for those portions thereof specifically incorporated by reference elsewhere herein, such Annual Report should not be deemed filed as a part of this report.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

24.1	Powers of Attorney.

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.