Form 10-Q
period 2003-03-31
FMC TECHNOLOGIES INC
filed 2003-05-14
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-16489

FMC Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4412642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ) Identification No.)

200 East Randolph Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip code)

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
Common Stock, par value $0.01 per share	65,930,237

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended March 31
	2003	2002
Revenue	$499.7	$423.6
Costs and expenses:
Cost of sales and services	403.1	335.1
Selling, general and administrative expense	71.0	65.5
Research and development expense	10.2	11.9

Total costs and expenses	484.3	412.5

Income before minority interests, net interest expense and income taxes	15.4	11.1
Minority interests	0.2	0.6
Net interest expense	2.2	3.4

Income before income taxes	13.0	7.1
Provision for income taxes	3.8	2.1

Income before the cumulative effect of a change in accounting principle	9.2	5.0
Cumulative effect of a change in accounting principle, net of income taxes (Note 3)	—	(193.8)

Net income (loss)	$9.2	$(188.8)

(continued)

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited) (continued)

(In millions, except per share data)

	Three Months Ended March 31
	2003	2002
Basic earnings (loss) per common share (Note 8):
Income before the cumulative effect of a change in accounting principle	$0.14	$0.08
Cumulative effect of a change in accounting principle	—	(2.97)

Basic earnings (loss) per common share	$0.14	$(2.89)

Basic weighted average shares outstanding	65.9	65.2

Diluted earnings (loss) per common share (Note 8):
Income before the cumulative effect of a change in accounting principle	$0.14	$0.08
Cumulative effect of a change in accounting principle	—	(2.97)

Diluted earnings (loss) per common share	$0.14	$(2.89)

Diluted weighted average shares outstanding	66.4	65.2

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)

	March 31, 2003 (Unaudited)	December 31, 2002
Assets:
Current assets:
Cash and cash equivalents	$34.6	$32.4
Trade receivables, net of allowances of $10.0 in 2003 and $10.5 in 2002	402.8	419.2
Inventories (Note 4)	306.9	273.1
Due from FMC Corporation, net	—	1.9
Other current assets	75.7	86.0

Total current assets	820.0	812.6
Investments	29.6	29.4
Property, plant and equipment, net of accumulated depreciation of $394.2 in 2003 and $390.2 in 2002	320.2	306.1
Goodwill (Note 3)	84.6	83.6
Intangible assets, net (Note 3)	36.8	36.3
Other assets	18.8	20.1
Deferred income taxes	73.0	74.6

Total assets	$1,383.0	$1,362.7

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt (Note 6)	$97.6	$59.4
Current portion of long-term debt	0.1	0.1
Accounts payable, trade and other	462.9	421.2
Other current liabilities	171.4	178.8
Income taxes payable	24.2	29.5
Current portion of accrued pension and other postretirement benefits	20.8	21.0
Deferred income taxes	15.3	18.2

Total current liabilities	792.3	728.2
Long-term debt, less current portion	150.5	175.4
Accrued pension and other postretirement benefits, less current portion	79.9	76.8
Reserve for discontinued operations	16.1	18.1
Other liabilities	37.4	55.8
Minority interests in consolidated companies	5.5	4.6
Commitments and contingent liabilities (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2003 or 2002	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 66.1 and 65.6 shares issued in 2003 and 2002, respectively; 65.9 and 65.5 shares outstanding in 2003 and 2002, respectively	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.2 and 0.1 shares in 2003 and 2002, respectively	(2.7)	(2.5)
Capital in excess of par value of common stock	550.5	543.7
Unamortized restricted stock compensation	(9.8)	(5.1)
Retained deficit	(78.2)	(87.4)
Accumulated other comprehensive loss (Note 7)	(159.2)	(145.6)

Total stockholders’ equity	301.3	303.8

Total liabilities and stockholders’ equity	$1,383.0	$1,362.7

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31
	2003	2002
Cash provided (required) by operating activities of continuing operations:
Income before the cumulative effect of a change in accounting principle	$9.2	$5.0
Adjustments to reconcile income before the cumulative effect of a change in accounting principle to cash provided (required) by operating activities of continuing operations:
Depreciation	10.3	9.3
Amortization	1.9	2.5
Employee benefit plan costs	4.2	3.3
Deferred income taxes	(1.3)	(12.0)
Other	1.0	1.2
Changes in operating assets and liabilities:
Trade receivables, net	16.4	(27.7)
Inventories	(34.4)	(37.2)
Other current assets and other assets	9.3	(10.7)
Accounts payable (including advance payments), other current liabilities and other liabilities	26.5	61.4
Income taxes payable	(5.3)	5.3
Accrued pension and other postretirement benefits, net	(1.2)	(1.2)

Cash provided (required) by operating activities of continuing operations	$36.6	$(0.8)

(continued)

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited) (continued)

(In millions)

	Three Months Ended March 31
	2003	2002
Cash provided (required) by operating activities of continuing operations	$36.6	$(0.8)

Cash required by discontinued operations	(2.0)	(1.7)

Cash provided (required) by investing activities:
Retirement of sale-leaseback obligation (Note 9)	(35.9)	—
Capital expenditures	(14.0)	(12.5)
Proceeds from disposal of property, plant and equipment	0.6	1.7
Increase in investments	(0.2)	(1.1)

Cash provided (required) by investing activities	(49.5)	(11.9)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	38.2	(0.3)
Repayments of long-term debt	(25.0)	(11.5)
Issuances of common stock, net of common stock acquired for employee benefit plan	4.0	0.6

Cash provided (required) by financing activities	17.2	(11.2)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.2)

Increase (decrease) in cash and cash equivalents	2.2	(25.8)
Cash and cash equivalents, beginning of period	32.4	28.0

Cash and cash equivalents, end of period	$34.6	$2.2

Supplemental disclosures of cash flow information:
Cash paid for interest (net of capitalized interest)	$2.5	$3.6
Cash paid for income taxes (net of refunds received)	$3.2	$4.1
Supplemental schedule of non-cash activity:
Common stock issued for restricted stock awards	$5.7	$5.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1:    Basis of Presentation

The accompanying consolidated financial statements include the accounts of FMC Technologies, Inc. and its subsidiaries (“FMC Technologies” or the “Company”).

In the opinion of management, these consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of the Company’s results of operations and cash flows for the interim periods ended March 31, 2003 and 2002, and of its financial position as of March 31, 2003. All such adjustments are of a normal recurring nature.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2002.

The results of operations for interim periods are not necessarily indicative of the results of operations for full years.

Note 2:    Stock-Based Compensation

The Company accounts for stock compensation using the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Employee compensation cost related to restricted stock grants is recognized ratably over the vesting period. However, no employee compensation cost related to common stock options is reflected in net income, as each option granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per common share assuming the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all awards of common stock options:

	Three Months Ended March 31,
(In millions, except per share data)	2003	2002
Net income (loss), as reported	$9.2	$(188.8)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	0.6	0.9
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.9)	(2.2)

Pro forma net income (loss)	$7.9	$(190.1)

Per share data:
Income before the cumulative effect of a change in accounting principle:
Basic—as reported	$0.14	$0.08

Basic—pro forma	$0.12	$0.06

Diluted—as reported	$0.14	$0.08

Diluted—pro forma	$0.12	$0.06

Earnings (loss) per common share:
Basic—as reported	$0.14	$(2.89)

Basic—pro forma	$0.12	$(2.91)

Diluted—as reported	$0.14	$(2.89)

Diluted—pro forma	$0.12	$(2.91)

Note 3:    New Accounting Pronouncements

On January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, which together with SFAS No. 141, “Business Combinations,” provides guidance for the recognition, amortization and continuing valuation of goodwill and other intangible assets acquired in a business combination. During the first quarter of 2002, the Company completed the goodwill impairment testing that is required upon adoption of SFAS No. 142. As a result, the Company recognized a goodwill impairment loss of $193.8 million, net of an income tax benefit of $21.2 million, as the cumulative effect of a change in accounting principle measured as of January 1, 2002.

Intangible assets

All of the Company’s acquired intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. During the first quarter of 2003, the Company recorded $0.7 million in amortization expense related to intangible assets. During the first quarter of 2002, the Company recorded $0.6 million in amortization expense related to intangible assets. The Company estimates that amortization of intangible assets will be $2.2 million for the remainder of 2003. During the years 2004 through 2008, annual amortization expense is expected to be $2.9 million. No impairment losses related to these identifiable intangible assets were required to be recognized as a result of implementing SFAS No. 142.

The components of intangible assets were as follows:

	March 31, 2003		December 31, 2002
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$17.2	$4.6	$17.1	$4.4
Patents	25.3	14.0	24.2	13.6
Trademarks	16.9	4.0	16.9	3.9

Total intangible assets	$59.4	$22.6	$58.2	$21.9

Goodwill

During the first quarter of 2002, the carrying amount of goodwill reflects the impairment loss recognized upon adoption of the new accounting standard. The reported pretax impairment loss of $215.0 million ($193.8 million after tax) related to FoodTech ($117.4 million before tax; $98.3 million after tax) and Energy Processing Systems ($97.6 million before tax; $95.5 million after tax) is reflected as the cumulative effect of a change in accounting principle.

The impairment loss was calculated at the reporting unit level and represents the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value was determined by a two-step process. The first step compared the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit was less than its carrying amount, the fair value of the reporting unit was allocated to its assets and liabilities to determine the implied fair value of goodwill, which was used to measure the impairment loss. In conjunction with implementation of SFAS No. 142, all of the Company’s reporting units were tested for impairment during the first quarter of 2002.

The carrying amount of goodwill by business segment was as follows:

(In millions)	March 31, 2003	December 31, 2002
Energy Production Systems	$48.7	$47.8
Energy Processing Systems	17.3	17.3

Subtotal Energy Systems	66.0	65.1
FoodTech	14.3	14.2
Airport Systems	4.3	4.3

Total goodwill	$84.6	$83.6

At March 31, 2003 and December 31, 2002, the carrying amount of goodwill was impacted by the recognition of foreign currency translation adjustments.

Accounting for Stock-Based Compensation

In December 2002, SFAS No. 148 was issued amending SFAS No. 123, “Accounting for Stock-Based Compensation.” The Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has chosen to continue to account for compensation cost related to common stock options using the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to

Employees,” and related Interpretations, and has adopted the disclosure provisions of SFAS No. 148 for its interim financial reports. Implementation of SFAS No. 148 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4:    Inventories

Inventories consisted of the following:

(In millions)	March 31, 2003	December 31, 2002
Raw materials	$75.8	$77.0
Work in process	129.4	120.1
Finished goods	221.2	193.6

Gross inventories before LIFO reserves and valuation adjustments	426.4	390.7
LIFO reserves and valuation adjustments	(119.5)	(117.6)

Net inventories	$306.9	$273.1

Note 5:    Derivative Financial Instruments

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness related to outstanding cash flow hedges and recorded in earnings during the quarter ended March 31, 2003, were not significant. At March 31, 2003, the net deferred hedging loss in accumulated other comprehensive loss was $1.2 million. Approximately $0.7 million of net gains are expected to be recognized in earnings during the twelve months ending March 31, 2004, at the time the underlying hedged transactions are realized. Net losses of $1.9 million are expected to be recognized at various times through November 30, 2009. At March 31, 2003, the Company had recognized the following amounts in the consolidated balance sheet representing the fair values of derivative instruments: $8.6 million in other current assets, $0.5 million in other assets, $5.7 million in other current liabilities and $3.7 million in other liabilities.

At December 31, 2002, the net deferred hedging gain in accumulated other comprehensive loss was $3.9 million. The Company had recognized the following amounts in the consolidated balance sheet representing the fair values of derivative instruments: $35.4 million in other current assets, $0.9 million in other assets, $13.1 million in other current liabilities and $3.0 million in other liabilities.

Note 6:    Commercial Paper

The Company initiated a commercial paper program in the first quarter of 2003 to provide an alternative vehicle for meeting short-term funding requirements. Under this program and subject to available capacity under the Company’s revolving credit facilities, the Company has the ability to access up to $400 million of short-term financing through its commercial paper dealers. As of March 31, 2003, short-term debt included $83.9 million of commercial paper with maturities ranging from 1 to 30 days, with an average annual interest rate of 1.4%.

Note 7:    Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
(In millions)	2003	2002
Net income (loss)	$9.2	$(188.8)
Foreign currency translation adjustment	(8.5)	8.3
Net deferral of hedging losses	(5.1)	—

Comprehensive loss	$(4.4)	$(180.5)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	March 31, 2003	December 31, 2002
Cumulative foreign currency translation adjustments	$(120.6)	$(112.1)
Cumulative deferral of hedging gains (losses)	(1.2)	3.9
Cumulative adjustments to minimum pension liability	(37.4)	(37.4)

Accumulated other comprehensive loss	$(159.2)	$(145.6)

Note 8:    Earnings Per Common Share (“EPS”)

Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the combination of the weighted average number of common shares outstanding during the period and the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Diluted EPS for the period ended March 31, 2003, included 0.5 million incremental shares related to stock options and restricted stock. Excluded from the computation of diluted shares outstanding were options to purchase 2.3 million shares of common stock during the period ended March 31, 2003. These options were excluded because the option exercise price exceeded the average market price of the common shares.

Note 9:    Sale-Leaseback Agreements

During 2000, the Company entered into agreements for the sale and leaseback of certain equipment. The leases had an expiration date in December 2004, and were classified as operating leases in accordance with SFAS No. 13, “Accounting for Leases.”

In March 2003, the Company elected to pay $35.9 million to repurchase the assets and terminate these sale-leaseback agreements. The effect on the Company’s consolidated balance sheet was an increase in property, plant and equipment of $15.1 million and a reversal of the $20.8 million in non-amortizing credits recognized in connection with the original transaction, which were included in other long-term liabilities. Termination of these sale-leaseback obligations did not have a material impact on the Company’s results of operations.

Note 10:    Warranty Obligations

The Company provides for the estimated cost of warranties at the time revenue is recognized and when additional specific obligations are identified. The balance sheet obligation is based on historical experience by product, and considers failure rates and the related costs incurred in correcting a product failure. The Company believes its methodology provides a reasonable estimate of its liability. Warranty cost and accrual information is as follows:

	Three Months Ended March 31,
(in millions)	2003	2002
Balance at beginning of period	$11.9	$11.6
Expenses for new warranties	3.0	2.2
Adjustments to pre-existing warranties	0.2	(1.0)
Claims paid	(3.0)	(2.9)

Balance at end of period	$12.1	$9.9

Note 11:    Commitments and Contingent Liabilities

In February 2003, the Company initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus, Inc., seeking recovery of scheduled payments owed and compensatory, punitive and other damages.

In August 2002, the Company initiated court action in the United Kingdom to confirm that certain components of its subsea production systems’ designs do not conflict with a patent issued to Cooper Cameron Corporation in Europe. In response, Cooper Cameron Corporation initiated court action alleging infringement of certain of their U.K. patents.

In the ordinary course of business with customers, vendors, and others, the Company issues standby letters of credit, performance bonds, and other guarantees. During the three months ended March 31, 2003, the Company entered into an additional $59.7 million of letters of credit related to the operations of the Energy Production Systems’ business segment.

The Company’s management believes that the ultimate resolution of its known contingencies will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

Note 12:    Business Segment Information

	Three Months Ended March 31,
(In millions)	2003	2002
Revenue
Energy Production Systems	$265.4	$198.0
Energy Processing Systems	94.5	84.0
Intercompany eliminations	—	(1.3)

Subtotal Energy Systems	359.9	280.7
FoodTech	95.3	91.7
Airport Systems	46.3	52.8
Intercompany eliminations	(1.8)	(1.6)

	$499.7	$423.6

Income before income taxes and the cumulative effect of a change in accounting principle
Energy Production Systems	$16.1	$10.9
Energy Processing Systems	1.4	3.0

Subtotal Energy Systems	17.5	13.9
FoodTech	6.2	4.3
Airport Systems	0.8	1.0

Segment operating profit	24.5	19.2
Corporate expense	(6.1)	(5.7)
Other expense, net	(3.2)	(3.0)

Operating profit before net interest expense and income taxes	15.2	10.5
Net interest expense	(2.2)	(3.4)

Income before income taxes and the cumulative effect of a change in accounting principle	$13.0	$7.1

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

In some cases, we have identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expects,” “should,” “could,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for our Company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to our discussion of important factors that could affect our financial position and could cause our actual results for future periods to differ materially from any opinions or statements expressed in, or implied by, these statements, included in the section “Cautionary Note Regarding Forward-Looking Information” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and involve judgment.

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

RESULTS OF OPERATIONS

The following table summarizes our operating results for the three months ended March 31, 2003 and 2002:

(In millions, except %)	Three Months Ended March 31,		Favorable/ (Unfavorable)
	2003	2002	$	%
Revenue
Energy Production Systems	$265.4	$198.0	$67.4	34.0%
Energy Processing Systems	94.5	84.0	10.5	12.5
Intercompany eliminations	—	(1.3)	1.3	*

Subtotal Energy Systems	359.9	280.7	79.2	28.2
FoodTech	95.3	91.7	3.6	3.9
Airport Systems	46.3	52.8	(6.5)	(12.3)
Intercompany eliminations	(1.8)	(1.6)	(0.2)	*

Total revenue	$499.7	$423.6	$76.1	18.0%

Segment Operating Profit
Energy Production Systems	$16.1	$10.9	$5.2	47.7%
Energy Processing Systems	1.4	3.0	(1.6)	(53.3)

Subtotal Energy Systems	17.5	13.9	3.6	25.9
FoodTech	6.2	4.3	1.9	44.2
Airport Systems	0.8	1.0	(0.2)	(20.0)

Total segment operating profit	24.5	19.2	5.3	27.6
Corporate expense	(6.1)	(5.7)	(0.4)	(7.0)
Other expense, net	(3.2)	(3.0)	(0.2)	(6.7)

Operating profit before net interest expense and income taxes	15.2	10.5	4.7	44.8
Net interest expense	(2.2)	(3.4)	1.2	35.3

Income before income taxes	13.0	7.1	5.9	83.1
Provision for income taxes	3.8	2.1	(1.7)	(81.0)

Income before the cumulative effect of a change in accounting principle	9.2	5.0	4.2	84.0
Cumulative effect of a change in accounting principle	—	(193.8)	193.8	*

Net income (loss)	$9.2	$(188.8)	$198.0	*

*	Not meaningful

CONSOLIDATED RESULTS OF OPERATIONS

Our total revenue for the three months ended March 31, 2003 increased 18% to $500 million, driven by a 34% increase in Energy Production Systems’ revenues.

Our pre-tax income for the three months ended March 31, 2003, was $13.0 million ($9.2 million after tax). For the quarter ended March 31, 2002, pre-tax income, before the cumulative effect of a change in accounting principle, was $7.1 million ($5.0 million after tax). The increase was primarily attributable to higher operating profit from Energy Production Systems and FoodTech, partly offset by lower operating profit from Energy Processing Systems.

Management expects 2003 full-year earnings to be in the range of $1.05 to $1.10 per diluted share, based primarily on the strength of our Energy Production Systems business segment.

On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which together with SFAS No. 141, “Business Combinations,” provides guidance for the recognition, amortization and continuing valuation of goodwill and other intangible assets acquired in a business combination. We completed the goodwill impairment testing that is required upon adoption of SFAS No. 142 during the first quarter of 2002. The adoption of SFAS No. 142 on January 1, 2002, resulted in a loss from the cumulative effect of a change in accounting principle of $193.8 million, net of an income tax benefit of $21.2 million, affecting the FoodTech business segment ($117.4 million before tax; $98.3 million after tax) and the Energy Processing Systems business segment ($97.6 million before tax; $95.5 million after tax). This loss was not the result of a change in the outlook of the businesses but was due to a change in the method of measuring goodwill impairment as required by the adoption of SFAS No. 142. The impact of adopting the provisions of SFAS No. 142 relating to goodwill amortization resulted in our discontinuing the amortization of goodwill beginning January 1, 2002.

OPERATING RESULTS OF BUSINESS SEGMENTS

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue was higher in the first quarter of 2003 compared with the first quarter of 2002. The increase was primarily attributable to a growth in sales of subsea systems in the Gulf of Mexico and offshore West Africa. Sales of floating production equipment were higher in 2003, reflecting higher order backlog at the beginning of the quarter. In addition, sales of offshore surface wellhead equipment increased when compared with 2002.

Energy Production Systems’ operating profit was higher in the first quarter of 2003, as increased profit from higher volumes was partially offset by the impact of lower margins for floating production systems. In addition, operating profit in 2003 was negatively affected by higher period costs.

For full year 2003, we expect growth in the Energy Production Systems business segment to be driven by sales of subsea systems, the execution of a large contract with Sonatrach for marine export terminals offshore Algeria, and, to a lesser extent, sales of surface equipment. The trend toward offshore deepwater development reflects the positive economics of subsea oil and gas production. The anticipated growth in surface activity reflects higher rig counts in North America, the result of firmer natural gas prices and lower levels of natural gas inventory.

Energy Processing Systems

Energy Processing Systems’ revenue in the first quarter of 2003 increased compared with the first quarter of 2002. The increase in sales was primarily driven by demand for measurement systems, and, to a lesser extent, sales of marine loading arms and blending and transfer systems.

Energy Processing Systems’ operating profit in the first quarter of 2003 decreased from the first quarter of 2002. Although sales increased, reduced profits resulted from expenses related to employee severance costs and adjustments to contract reserves.

Management expects that 2003 sales will be driven by increased demand for WECO®/Chiksan® equipment, based on projected increases in North American rig counts. In addition, higher demand for marine loading arms is expected to continue during the year. Increased energy infrastructure spending should favorably impact our blending and transfer bulk conveying and lube processing systems businesses. We also expect an increase in profit for the year, driven by improved execution and higher rig counts.

FoodTech

FoodTech’s revenue in the first quarter of 2003 was higher when compared to first quarter of 2002, reflecting increased sales of cooking, coating and portioning equipment in Asia and Europe and higher sales of food processing equipment in North America. The increase in 2003 revenue was partially offset by the impact of lower sales volumes of freezing equipment in Europe and North America and lower sales of food handling equipment.

Operating profit was higher in the first quarter of 2003 compared with the first quarter of 2002. Increased profitability resulted from FoodTech’s lower cost structure and the positive impact of higher sales volumes.

Economic uncertainty both in the U.S. and abroad caused some delay in the awarding of orders for FoodTech equipment. While we are not forecasting higher revenues for full year 2003, we continue to expect improved profitability as a result of the favorable impact of our continued cost-cutting initiatives.

Airport Systems

Airport Systems’ revenue in the first quarter of 2003 decreased when compared to the first quarter of 2002. The decline was the result of lower sales volumes of Jetway® passenger boarding bridges and ground support equipment, reflecting further reductions in capital expenditures by commercial airline customers as well as fewer orders from air freight companies. This decrease was partially offset by higher sales of Halvorsen loaders, as 34 loaders were delivered in the first quarter of 2003 compared to 17 deliveries in the first quarter of 2002.

Operating profit for Airport Systems in the first quarter of 2003 decreased when compared to the first quarter of 2002. The reduction was primarily attributable to lower sales volumes of Jetway® passenger boarding bridges and ground support equipment, partially offset by increased profits related to the Halvorsen loader program and reduced operating expenses.

Management expects that the weak economy, the financial condition of the commercial airlines and decreased activity in the Halvorsen loader program will continue to negatively affect Airport Systems’ profitability in the near term. During 2003, we expect to deliver 88 Halvorsen loaders. In comparison, we delivered 133 loaders in 2002.

Order Backlog

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	March 31, 2003	December 31, 2002	March 31, 2002
Energy Production Systems	$834.8	$822.5	$658.1
Energy Processing Systems	109.0	110.0	115.6

Subtotal Energy Systems	943.8	932.5	773.7
FoodTech	164.1	107.2	161.1
Airport Systems	117.4	112.0	142.1

Total order backlog	$1,225.3	$1,151.7	$1,076.9

Compared with December 31, 2002, Energy Production Systems’ order backlog at March 31, 2003, increased, reflecting higher order backlog for subsea systems. This was partially offset by lower order backlog for floating production systems, reflecting progress made on a significant order from Sonatrach received in the fourth quarter of 2002. Compared with March 31, 2002, the increase in order backlog was primarily attributable to the receipt of the Sonatrach order.

Energy Processing Systems’ order backlog at March 31, 2003, decreased slightly from December 31, 2002, due to a decrease in order backlog for measurement equipment, partially offset by an increase in order backlog for fluid control equipment. Order backlog for Energy Processing Systems’ also decreased compared with March 31, 2002, due to lower backlog for fluid control equipment, partially offset by higher backlog for blending and transfer systems.

FoodTech’s order backlog at March 31, 2003, increased compared with December 31, 2002. The increase was primarily a result of orders received for tomato and other food processing equipment in Asia, freezing systems in Europe and the positive impact of foreign currency translation. Compared with March 31, 2002, higher order backlog for food processing equipment was partially offset by a decrease in order backlog for cooking and freezing equipment and also reflected lower levels of order backlog from Asia.

Compared with December 31, 2002, Airport Systems’ order backlog at March 31, 2003, increased $5.4 million. The increase was primarily attributable to an increase in order backlog for ground support equipment and Jetway® passenger boarding bridges, partially offset by a decrease in order backlog for Halvorsen loaders. Compared with March 31, 2002, order backlog decreased primarily due to shipments of Halvorsen loaders and reduced orders for passenger boarding bridges, partly offset by an increase in order backlog for automated guided vehicles.

OTHER COSTS AND EXPENSES

Corporate Expense

Corporate expense increased in the first quarter of 2003 compared with the first quarter of 2002. In 2002, corporate expense was reduced by compensation we received for providing transition support services to FMC Corporation. In 2003, corporate expense reflected higher insurance costs partially offset by the favorable impact of lower corporate headcount compared with the first quarter of 2002.

We expect our full year 2003 corporate expense to be comparable to 2002.

Other Expense, Net

Other expense, net, comprises primarily LIFO inventory adjustments, expenses related to employee pension and other postretirement employee benefits, expense related to the transition of our payroll and benefit administration service center, foreign currency-related gains or losses and amortization expense for restricted stock.

For the three months ended March 31, 2003 and 2002, other expense, net, increased slightly as a result of an increase in pension expense and reduced foreign currency gains, partially offset by reduced restricted stock compensation expense.

Net Interest Expense

Net interest expense for the quarterly period ended March 31, 2003 was lower compared with the same period in 2002 as a result of lower average debt levels and, to a lesser extent, lower interest rates.

Income Tax Expense

Income tax expense for the three months ended March 31, 2003, was $3.8 million on income before income taxes of $13.0 million, resulting in an effective tax rate of 29%.

Income tax expense for the three months ended March 31, 2002, was $2.1 million on income before income taxes of $7.1 million, resulting in an effective tax rate of 29%.

For the three months ended March 31, 2003 and 2002, the difference between the effective tax rate of 29% and the statutory U.S. federal income tax rate relates primarily to differing foreign tax rates and qualifying foreign trade income.

Management estimates that the effective tax rate will continue to be 29% for the remainder of 2003.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents at March 31, 2003, and December 31, 2002, of $34.6 million and $32.4 million, respectively.

Our net debt at March 31, 2003, and December 31, 2002, was $213.6 million and $202.5 million, respectively. Net debt includes short- and long-term debt and the current portion of long-term debt, net of cash and cash equivalents. The increase was primarily related to the termination of certain sale-leaseback obligations, partially offset by strong cash flow from operations.

Cash provided by operating activities of continuing operations was $36.6 million for the first three months of 2003. Cash required by operating activities of continuing operations was $0.8 million for the first three months of 2002.

Operating working capital is working capital excluding cash and cash equivalents, amounts due from FMC Corporation, short-term debt, the current portion of long-term debt and income tax balances. At March 31, 2003, operating working capital was $130.3 million, a decrease of $27.0 million compared with operating working capital of $157.3 million at December 31, 2002.

Our operating working capital balances vary significantly depending on the payment terms and timing of delivery on key contracts, particularly for Energy Production Systems’ customers. The decrease from December 31, 2002, reflects an advance payment we received for a large project in Energy Production Systems, partially offset by an increase in that business segment’s inventory.

Cash required by investing activities was $49.5 million and $11.9 million for the three months ended March 31, 2003 and 2002, respectively. The 2003 cash outlays included $35.9 million to repurchase equipment in connection with the termination of certain sale-leaseback agreements, which were replaced with lower cost balance sheet debt. Excluding cash outlays related to the termination of certain sale-leaseback agreements, cash required by investing activities during the first quarter of 2003 was $13.6 million.

We routinely evaluate potential acquisitions, divestitures and joint ventures in the ordinary course of business.

The following is a summary of our committed credit facilities at March 31, 2003, the amount of debt outstanding under the committed credit facilities, the amount of unused capacity, and maturity dates:

(In millions) Description	Commitment Amount	Debt Outstanding	Available Capacity	Maturity
Five-year revolving credit facility	$250.0	$150.0	$100.0	April, 2006
364-day revolving credit facility	182.2	—	182.2	April, 2003 (1)

	$432.2	$150.0	$282.2

(1)	In April 2003, the Company renewed its committed 364-day revolving credit facility to allow for borrowings of up to $150 million under similar terms.

Among other restrictions, the terms of our committed credit agreements include negative covenants related to liens, and financial covenants related to consolidated tangible net worth, debt-to-earnings ratios and interest coverage ratios. We are in compliance with all debt covenants as of March 31, 2003. During the first quarter of 2003, these borrowings carried an effective annual interest rate of 100 basis points above the one-month London Interbank Offered Rate. We have interest rate swap agreements related to $150.0 million of the long-term amount borrowed, which fix the effective annual interest rate thereon at an average rate of 5.37%. The interest rate swap agreements consist of three $50 million contracts maturing in June 2003, September 2003 and June 2004. The interest rate swaps are accounted for as cash flow hedges and their fair value is included in other current liabilities and other liabilities on our consolidated balance sheets.

We initiated a commercial paper program in the first quarter of 2003 to provide an alternative vehicle for short-term funding requirements. Under the program, and subject to available capacity under our revolving credit facilities, we have the ability to access up to $400 million of short-term financing through our commercial paper dealers. As of March 31, 2003, we had $83.9 million of commercial paper outstanding with maturities ranging from 1 to 30 days, with an average annual interest rate of 1.4%. Commercial paper proceeds were used for debt reduction and for general corporate purposes.

Our uncommitted credit, consisting of three domestic money-market credit facilities, totaled $30.0 million at March 31, 2003. We also have smaller uncommitted credit lines for many of our international subsidiaries. Borrowings under uncommitted facilities totaled $6.1 million at March 31, 2003, of which approximately $0.4 million is classified as long term. Borrowings under uncommitted facilities totaled $16.0 million at December 31, 2002.

We also have an uncommitted credit agreement with MODEC International LLC (“MODEC”), a 37.5% owned joint venture, at annual interest rates based on our domestic short-term committed credit facilities’ annual interest rate, which was 1.8% at March 31, 2003, and 2.2% at December 31, 2002. Under terms of the agreement, MODEC deposits its excess cash with the Company. At March 31, 2003, and December 31, 2002, borrowings from MODEC amounted to $8.1 million and $23.4 million, respectively, and were included in short-term debt on the Company’s consolidated balance sheets.

We expect to meet our operating needs, fund capital expenditures and potential acquisitions and meet debt service requirements through cash generated from operations and the credit facilities discussed above. Capital spending is forecast to total approximately $55 to $60 million for 2003, excluding $15.1 million related to the repurchase of equipment as a result of the termination of certain sale-leaseback obligations. We expect net debt will be near $200 million by the end of 2003.

The Company’s accumulated other comprehensive loss increased from $145.6 million at December 31, 2002, to $159.2 million at March 31, 2003, as a result of increased cumulative foreign currency translation losses of $8.5 million, primarily reflecting the net translation impact of the Norwegian krone, Venezuelan bolivar, and Brazilian real against the U.S. dollar.

Pursuant to terms of our Tax Sharing Agreement with FMC Corporation, certain actions related to the sale of assets or the sale or issuance of additional securities (including securities convertible into stock) are potentially restricted for a period of 30 months following the Distribution. In general, such actions are not restricted if we obtain (a) a supplemental ruling from the IRS that such actions do not cause the Distribution to be taxable, or (b) an acceptable letter of credit sufficient in amount to cover any potential tax, interest and penalties that result from a determination that such actions cause the Distribution to be taxable. Management does not expect that the restrictions under the Tax Sharing Agreement will significantly limit our ability to engage in strategic transactions.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2002, for a discussion of our critical accounting estimates. During the first quarter of 2003, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This Statement revises accounting for specified employee and contract terminations that are part of restructuring activities, but it excludes restructuring activities related to operations acquired in a business combination. The Statement requires exit or disposal costs to be recorded when they are incurred, rather than at the date a formal exit plan is adopted, and can be measured at fair value. The provisions of this Statement became effective for activities initiated after December 31, 2002. Implementation of this Statement did not have a material impact on our financial position, results of operations or cash flows.

In December 2002, SFAS No. 148 was issued amending SFAS No. 123, “Accounting for Stock-Based Compensation.” The Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We have chosen to continue to account for common stock options using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. We have adopted the disclosure provisions for our interim financial reports. Implementation of SFAS No. 148 did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (“EITF”) reached consensus regarding when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if so, how consideration should be allocated. The new guidance, EITF Abstract No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” applies to revenue arrangements entered into after June 15, 2003. While the conclusions in this consensus will not have an impact on the total amount of revenue recorded under an arrangement, it may have some impact on the timing of that revenue recognition. Implementation of the provisions of this consensus is not expected to have a material impact on our financial position, results of operations or cash flows.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that, upon issuance of certain types of guarantees, a guarantor must recognize a liability for the fair value of the non-contingent obligation assumed under that guarantee. These provisions were effective for guarantees issued or modified after December 31, 2002. Adoption of the recognition provisions of FIN 45 did not have a material impact on our financial position, results of operations or cash flows. FIN 45 also requires additional disclosures by a guarantor about the obligations associated with issued guarantees. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. We began providing the applicable disclosures for our significant guarantees outstanding in our financial statements for the period ended December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation was effective immediately for variable interests in variable interest entities created or obtained after January 31, 2003. For public enterprises, such as FMC Technologies, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to the enterprise no later than the end of the first interim reporting period beginning after June 15, 2003. In connection with retirement of our sale-leaseback obligations, we terminated our variable interest in a variable interest entity during the first quarter of 2003. Consequently, we do not expect this Interpretation to have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. (the Company) as of March 31, 2003, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of FMC Technologies, Inc. as of December 31, 2002, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated January 27, 2003, we expressed an unqualified opinion on those consolidated financial statements. Our report contains an explanatory paragraph that describes the Company’s adoption of Statement of Financial Accounting Standard No. 142 as of January 1, 2002. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    KPMG LLP

Chicago, Illinois

April 28, 2003

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2003, the Company initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus, Inc., seeking recovery of scheduled payments owed and compensatory, punitive and other damages.

In August 2002, the Company initiated court action in the United Kingdom to confirm that certain components of its subsea production systems’ designs do not conflict with a patent issued to Cooper Cameron Corporation in Europe. In response, Cooper Cameron Corporation initiated court action alleging infringement of certain of their U.K. patents.

Management believes that the ultimate resolution of these matters will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

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

(b) Reports on Form 8-K

Form 8-K dated January 27, 2003, providing the Company’s announcement of its fourth quarter and year-end 2002 results.

Form 8-K dated January 7, 2003, containing information presented by Company management to investment analysts from various firms.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.
(Registrant)

/S/ RONALD D. MAMBU
Ronald D. Mambu
Vice President, Controller, and duly authorized officer

Date: May 14, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Joseph H. Netherland, Chairman, President and Chief Executive Officer of FMC Technologies, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FMC Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 14, 2003

/S/ JOSEPH H. NETHERLAND
Joseph H. Netherland Chairman, President and Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, William H. Schumann, III, Senior Vice President, Chief Financial Officer and Treasurer of FMC Technologies, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of FMC Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 14, 2003

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