Form 10-Q
period 2003-06-30
FMC TECHNOLOGIES INC
filed 2003-08-14
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock, par value $0.01 per share	65,946,223

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Revenue	$609.9	$542.3	$1,109.6	$965.9
Costs and expenses:
Costs of sales and services	491.0	428.6	896.5	763.7
Selling, general and administrative expense	73.1	72.8	141.7	138.3
Research and development expense	10.8	12.2	21.0	24.1

Total costs and expenses	574.9	513.6	1,059.2	926.1

Income before minority interests, net interest expense and income taxes	35.0	28.7	50.4	39.8
Minority interests	0.2	0.4	0.4	1.0
Net interest expense	2.5	3.3	4.7	6.7

Income before income taxes	32.3	25.0	45.3	32.1
Provision for income taxes	9.4	7.2	13.2	9.3

Income before the cumulative effect of a change in accounting principle	22.9	17.8	32.1	22.8
Cumulative effect of a change in accounting principle, net of income taxes (Note 3)	—	—	—	(193.8)

Net income (loss)	$22.9	$17.8	$32.1	$(171.0)

Basic earnings (loss) per share (Note 9):
Income before the cumulative effect of a change in accounting principle	$0.35	$0.27	$0.49	$0.35
Cumulative effect of a change in accounting principle	—	—	—	(2.97)

Basic earnings (loss) per share	$0.35	$0.27	$0.49	$(2.62)

Basic weighted average shares outstanding	66.1	65.3	66.0	65.3

Diluted earnings (loss) per share (Note 9):
Income before the cumulative effect of a change in accounting principle	$0.34	$0.27	$0.48	$0.34
Cumulative effect of a change in accounting principle	—	—	—	(2.91)

Diluted earnings (loss) per share	$0.34	$0.27	$0.48	$(2.57)

Diluted weighted average shares outstanding	66.8	66.9	66.6	66.5

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$63.3	$32.4
Trade receivables, net of allowances of $10.0 in 2003 and $10.5 in 2002	464.0	419.2
Inventories (Note 4)	295.9	273.1
Due from FMC Corporation, net	—	1.9
Other current assets	71.0	86.0

Total current assets	894.2	812.6
Investments	29.1	29.4
Property, plant and equipment, net of accumulated depreciation of $391.6 in 2003 and $390.2 in 2002	315.6	306.1
Goodwill (Note 3)	90.6	83.6
Intangible assets, net (Note 3)	37.1	36.3
Other assets	23.1	20.1
Deferred income taxes	67.6	74.6

Total assets	$1,457.3	$1,362.7

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$204.8	$59.4
Current portion of long-term debt	—	0.1
Accounts payable, trade and other	473.4	421.2
Other current liabilities	191.9	178.8
Income taxes payable	24.8	29.5
Current portion of accrued pension and other postretirement benefits	21.3	21.0
Deferred income taxes	15.2	18.2

Total current liabilities	931.4	728.2
Long-term debt, less current portion	50.5	175.4
Accrued pension and other postretirement benefits, less current portion	82.7	76.8
Reserve for discontinued operations	13.5	18.1
Other liabilities	36.6	55.8
Minority interests in consolidated companies	6.3	4.6
Commitments and contingent liabilities (Note 11)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2003 or 2002	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 66.3 and 65.6 shares issued in 2003 and 2002; 66.1 and 65.5 shares outstanding in 2003 and 2002	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.2 and 0.1 shares in 2003 and 2002	(2.8)	(2.5)
Capital in excess of par value of common stock	550.8	543.7
Unamortized restricted stock compensation	(9.2)	(5.1)
Retained deficit	(55.3)	(87.4)
Accumulated other comprehensive loss (Note 8)	(147.9)	(145.6)

Total stockholders’ equity	336.3	303.8

Total liabilities and stockholders’ equity	$1,457.3	$1,362.7

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30
	2003	2002
Cash provided (required) by operating activities of continuing operations:
Income before the cumulative effect of a change in accounting principle	$32.1	$22.8
Adjustments to reconcile income before the cumulative effect of a change in accounting principle to cash provided by operating activities of continuing operations:
Depreciation	22.7	19.2
Amortization	4.0	3.6
Employee benefit plan costs	7.6	6.6
Deferred income taxes	4.0	6.7
Other	2.2	3.0
Changes in operating assets and liabilities:
Trade receivables, net	(44.9)	(50.8)
Inventories	(24.2)	(44.3)
Other current assets and other assets	4.3	(30.7)
Accounts payable (including advance payments), other current liabilities and other liabilities	71.2	130.5
Income taxes payable	(4.7)	(10.4)
Accrued pension and other postretirement benefits, net	(1.4)	(3.9)

Cash provided by operating activities of continuing operations	$72.9	$52.3

(continued)

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited) (Continued)

(In millions)

	Six Months Ended June 30
	2003	2002
Cash provided by operating activities of continuing operations	$72.9	$52.3

Cash required by discontinued operations	(4.6)	(2.2)

Cash provided (required) by investing activities:
Capital expenditures	(27.7)	(31.9)
Retirement of sale-leaseback obligations (Note 5)	(35.9)	(21.6)
Proceeds from disposal of property, plant and equipment	1.1	2.2
(Increase) decrease in investments	0.4	(0.8)

Cash required by investing activities	(62.1)	(52.1)

Cash provided (required) by financing activities:
Net increase in short-term debt	145.4	24.1
Repayments of long-term debt	(124.9)	(43.7)
Issuances of common stock, net of common stock acquired for employee benefit plan	4.0	1.0

Cash provided (required) by financing activities	24.5	(18.6)

Effect of exchange rate changes on cash and cash equivalents	0.2	—

Increase (decrease) in cash and cash equivalents	30.9	(20.6)
Cash and cash equivalents, beginning of period	32.4	28.0

Cash and cash equivalents, end of period	$63.3	$7.4

Supplemental disclosures of cash flow information:
Cash paid for interest (net of capitalized interest)	$5.3	$7.4
Cash paid for income taxes (net of refunds received)	$13.1	$11.5
Supplemental schedule of non-cash activity:
Common stock issued for restricted stock awards	$6.2	$7.0

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the accounts of FMC Technologies, Inc. and its majority-owned subsidiaries (“FMC Technologies” or the “Company”).

In the opinion of management, these consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of the Company’s results of operations and cash flows for the interim periods ended June 30, 2003 and 2002, and of its financial position as of June 30, 2003. All such adjustments are of a normal recurring nature.

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

Note 2: Stock-Based Compensation

The Company accounts for stock compensation using the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Employee compensation cost related to restricted stock grants is recognized ratably over the vesting period. However, no employee compensation cost related to common stock options is reflected in net income, as each option granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share assuming the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to all awards of common stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2003	2002	2003	2002
Net income (loss), as reported	$22.9	$17.8	$32.1	$(171.0)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0.5	1.0	1.1	1.9
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.3)	(2.4)	(4.2)	(4.6)

Pro forma net income (loss)	$21.1	$16.4	$29.0	$(173.7)

Per share data:
Income before the cumulative effect of a change in accounting principle:
Basic—as reported	$0.35	$0.27	$0.49	$0.35

Basic—pro forma	$0.32	$0.25	$0.44	$0.31

Diluted—as reported	$0.34	$0.27	$0.48	$0.34

Diluted—pro forma	$0.32	$0.25	$0.44	$0.30

Earnings (loss) per share:
Basic—as reported	$0.35	$0.27	$0.49	$(2.62)

Basic—pro forma	$0.32	$0.25	$0.44	$(2.66)

Diluted—as reported	$0.34	$0.27	$0.48	$(2.57)

Diluted—pro forma	$0.32	$0.25	$0.44	$(2.61)

In December 2002, SFAS No. 148 was issued to amend the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim period financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results, and to allow for alternative methods of transition for a change to the fair value based method of accounting for stock-based employee compensation. The Company has chosen to continue to account for compensation cost related to common stock options using the recognition and measurement principles of APB Opinion No. 25 and related Interpretations, and has adopted the disclosure provisions of SFAS No. 148 for its interim period financial reports. Implementation of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations.

Note 3: Goodwill and Other Intangible Assets

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

Intangible assets

All of the Company’s acquired intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. The Company recorded $0.7 million and $1.3 million in amortization expense related to intangible assets in the three-month and six-month periods ended June 30, 2003, respectively. The Company estimates that amortization of intangible assets will be approximately $3 million for the year ending December 31,

2003. During the years 2004 through 2008, annual amortization expense is expected to be approximately $3 million. No impairment losses related to these identifiable intangible assets were required to be recognized as a result of implementing SFAS No. 142.

The components of intangible assets were as follows:

(In millions)	June 30, 2003		December 31, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$17.4	$4.8	$17.1	$4.4
Patents	26.3	15.1	24.2	13.6
Trademarks	17.5	4.2	16.9	3.9

Total intangible assets	$61.2	$24.1	$58.2	$21.9

Goodwill

During 2002, the carrying amount of goodwill reflected the impairment loss recognized upon adoption of the new accounting standard. The reported pre-tax impairment loss of $215.0 million ($193.8 million after tax) related to FoodTech ($117.4 million before tax; $98.3 million after tax) and Energy Processing Systems ($97.6 million before tax; $95.5 million after tax). The after-tax impairment loss was reflected as a cumulative effect of a change in accounting principle.

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

The carrying amount of goodwill by business segment was as follows:

(In millions)	June 30, 2003	December 31, 2002
Energy Production Systems	$54.4	$47.8
Energy Processing Systems	17.2	17.3

Subtotal Energy Systems	71.6	65.1
FoodTech	14.6	14.2
Airport Systems	4.4	4.3

Total goodwill	$90.6	$83.6

At June 30, 2003 and December 31, 2002, the carrying amount of goodwill included the impact of foreign currency translation adjustments.

Note 4: Inventories

Inventories consisted of the following:

(In millions)	June 30, 2003	December 31, 2002
Raw materials	$80.5	$77.0
Work in process	116.1	120.1
Finished goods	222.7	193.6

Gross inventories before LIFO reserves and valuation adjustments	419.3	390.7
LIFO reserves and valuation adjustments	(123.4)	(117.6)

Net inventories	$295.9	$273.1

Note 5: Termination of Sale-Leaseback Agreements

During 2000 and 1999, the Company entered into agreements for the sale and leaseback of an airplane and certain equipment. The leases were classified as operating leases in accordance with SFAS No. 13, “Accounting for Leases.” In 2003 and 2002, the Company repurchased these assets and terminated the sale-leaseback agreements.

During the second quarter of 2002, the Company exercised an option to purchase its leased airplane for $21.6 million in cash. This asset had previously been sold by FMC Corporation to a third party via a sale-leaseback transaction. The asset was subsequently assigned to the Company in connection with the Separation and Distribution Agreement relating to the spin-off of the Company from FMC Corporation, which required that the airplane be sold and any gain or loss and cash flow impact related to the sale be shared equally between FMC Corporation and the Company. The Company sold the airplane in the third quarter of 2002.

In March 2003, the Company elected to pay $35.9 million to repurchase equipment and terminate certain sale-leaseback agreements. The effect on the Company’s consolidated balance sheet was an increase in property, plant and equipment of $15.1 million and a reversal of the $20.8 million in non-amortizing credits recognized in connection with the original transaction, which were included in other long-term liabilities. Termination of these sale-leaseback obligations did not have a material impact on the Company’s results of operations.

Note 6: Derivative Financial Instruments

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness related to outstanding cash flow hedges and recorded in earnings during the three- and six-month periods ended June 30, 2003 and 2002, were not significant. At June 30, 2003, the net deferred hedging gain in accumulated other comprehensive loss was $1.3 million. Approximately $0.5 million of net gains are expected to be recognized in earnings during the twelve months ending June 30, 2004, at the time the underlying hedged transactions are realized. Net gains of $0.8 million are expected to be recognized at various times through November 30, 2012. At June 30, 2003, the Company had recognized the following amounts in the consolidated balance sheet representing the fair values of derivative instruments: $13.8 million in other current assets, $1.8 million in other assets, $7.8 million in other current liabilities and $0.5 million in other liabilities.

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

Note 7: Commercial Paper

The Company initiated a commercial paper program in the first quarter of 2003 to provide an alternative vehicle for meeting short-term funding requirements. Under this program and subject to available capacity under the Company’s revolving credit facilities, the Company has the ability to access up to $400 million of short-term financing through its commercial paper dealers. As of June 30, 2003, short-term debt included $185.0 million of commercial paper with maturities ranging from 1 to 30 days, with an average annual interest rate of 1.35%.

In June 2003, the Company entered into interest rate swaps related to $150.0 million of its commercial paper borrowings. The effect of these interest rate swaps is to fix the effective annual interest rate of these borrowings at an average rate of 2.9%. These interest rate swaps mature in June 2008. The swaps are accounted for as cash flow hedges and their fair value is included in other assets on the Company’s consolidated balance sheet at June 30, 2003.

Note 8: Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

(In millions)	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income (loss)	$22.9	$17.8	$32.1	$(171.0)
Foreign currency translation adjustment	22.4	9.4	13.9	17.7
Cumulative effect of a change in functional currency	(12.8)	—	(12.8)	—
Net deferral of hedging gains (losses)	2.5	9.8	(2.6)	9.8
Adjustment to minimum pension liability	(0.8)	—	(0.8)	—

Comprehensive income (loss)	$34.2	$37.0	$29.8	$(143.5)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	June 30, 2003	December 31, 2002
Cumulative foreign currency translation adjustments	$(111.0)	$(112.1)
Cumulative deferral of hedging gains	1.3	3.9
Cumulative adjustments to minimum pension liability	(38.2)	(37.4)

Accumulated other comprehensive income (loss)	$(147.9)	$(145.6)

Note 9: Earnings Per Share (“EPS”)

Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the combination of the weighted average number of common shares outstanding during the period and the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Diluted EPS for the three- and six-month periods ended June 30, 2003, included 0.7 million and 0.6 million incremental shares, respectively, related to stock options and restricted stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2003	2002	2003	2002
Balance at beginning of period	$12.1	$9.9	$11.9	$11.6
Expenses for new warranties	5.6	2.8	8.6	5.0
Adjustments to pre-existing warranties	(0.7)	0.5	(0.5)	(0.5)
Claims paid	(5.0)	(2.7)	(8.0)	(5.6)

Balance at end of period	$12.0	$10.5	$12.0	$10.5

Note 11: Commitments and Contingent Liabilities

In February 2003, the Company initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc., seeking recovery of scheduled payments owed and compensatory, punitive and other damages.

In August 2002, the Company initiated court action in the United Kingdom to confirm that certain components of its subsea production systems’ designs do not conflict with a patent issued to Cooper Cameron Corporation in Europe. In response, Cooper Cameron Corporation initiated court action alleging infringement of certain of their U.K. patents.

In the ordinary course of business with customers, vendors, and others, the Company issues standby letters of credit, performance bonds, and other guarantees. During the six months ended June 30, 2003, the Company entered into an additional $88.3 million of these instruments, of which approximately $60 million related to the operations of the Energy Production Systems’ business segment.

The Company’s management believes that the ultimate resolution of its known contingencies will not materially affect the Company’s consolidated financial position, results of operations or cash flows.

Note 12: Business Segment Information

(In millions)	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Revenue
Energy Production Systems	$290.2	$227.4	$555.6	$425.4
Energy Processing Systems	103.5	103.3	198.0	187.3
Intercompany eliminations	(0.3)	—	(0.3)	(1.3)

Subtotal Energy Systems	393.4	330.7	753.3	611.4
FoodTech	165.3	152.6	260.6	244.3
Airport Systems	53.1	60.3	99.4	113.1
Intercompany eliminations	(1.9)	(1.3)	(3.7)	(2.9)

	$609.9	$542.3	$1,109.6	$965.9

Income before income taxes and the cumulative effect of a change in accounting principle
Energy Production Systems	$20.0	$10.7	$36.1	$21.6
Energy Processing Systems	8.1	7.5	9.5	10.5

Subtotal Energy Systems	28.1	18.2	45.6	32.1
FoodTech	15.3	16.9	21.5	21.2
Airport Systems	1.9	3.3	2.7	4.3

Segment operating profit	45.3	38.4	69.8	57.6
Corporate expense	(6.3)	(6.3)	(12.4)	(12.0)
Other expense, net	(4.2)	(3.8)	(7.4)	(6.8)

Operating profit before net interest expense and income taxes	34.8	28.3	50.0	38.8
Net interest expense	(2.5)	(3.3)	(4.7)	(6.7)

Income before income taxes and the cumulative effect of a change in accounting principle	$32.3	$25.0	$45.3	$32.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS—SAFE HARBOR PROVISIONS

Item 2 of this report contains certain forward-looking statements that are based on management’s current views and assumptions regarding future events, future business conditions and management’s outlook for FMC Technologies, Inc. (“FMC Technologies” or the “Company”) based on currently available information.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared With

Three Months Ended June 30, 2002

The following table summarizes our operating results for the three months ended June 30, 2003 and 2002:

(In millions, except %)	Three Months Ended June 30		Favorable/ (Unfavorable)
	2003	2002	$	%
Revenue
Energy Production Systems	$290.2	$227.4	$62.8	27.6%
Energy Processing Systems	103.5	103.3	0.2	0.2
Intercompany eliminations	(0.3)	—	(0.3)	*

Subtotal Energy Systems	393.4	330.7	62.7	19.0
FoodTech	165.3	152.6	12.7	8.3
Airport Systems	53.1	60.3	(7.2)	(11.9)
Intercompany eliminations	(1.9)	(1.3)	(0.6)	*

Total revenue	$609.9	$542.3	$67.6	12.5%

Segment Operating Profit
Energy Production Systems	$20.0	$10.7	$9.3	86.9%
Energy Processing Systems	8.1	7.5	0.6	8.0

Subtotal Energy Systems	28.1	18.2	9.9	54.4
FoodTech	15.3	16.9	(1.6)	(9.5)
Airport Systems	1.9	3.3	(1.4)	(42.4)

Total segment operating profit	45.3	38.4	6.9	18.0
Corporate expense	(6.3)	(6.3)	—	—
Other expense, net	(4.2)	(3.8)	(0.4)	(10.5)

Operating profit before net interest expense and income taxes	34.8	28.3	6.5	23.0
Net interest expense	(2.5)	(3.3)	0.8	24.2

Income before income taxes	32.3	25.0	7.3	29.2
Provision for income taxes	9.4	7.2	(2.2)	(30.6)

Net income	$22.9	$17.8	$5.1	28.7%

*	Not meaningful

CONSOLIDATED RESULTS OF OPERATIONS

Our total revenue for the three months ended June 30, 2003 increased 12.5 % to $609.9 million, driven by a 27.6 % increase in Energy Production Systems’ revenue.

Our pre-tax income for the three months ended June 30, 2003, of $32.3 million ($22.9 million after tax), compared favorably with pre-tax income for the quarter ended June 30, 2002, of $25.0 million ($17.8 million after tax). The increase in 2003 pre-tax income was primarily attributable to higher operating profit from our Energy Production

Systems business segment, partially offset by lower profitability from our FoodTech and Airport Systems business segments.

Based on the strength of our Energy Systems businesses, we have increased the upper end of our estimate of full year 2003 earnings per share to $1.15 from $1.10.

OPERATING RESULTS OF BUSINESS SEGMENTS

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

Energy Production Systems

Increased revenue for Energy Production Systems was primarily attributable to subsea systems for projects in major offshore oil and gas producing regions, including the Gulf of Mexico and offshore West Africa, as oil companies continued to increase their investment in offshore exploration and production. Sales also increased due to increased surface wellhead activity in Asia Pacific and the Middle East. Revenues were also favorably affected by foreign currency exchange rates relative to the prior year period.

Energy Production Systems’ operating profit in the second quarter of 2003 increased compared with the second quarter of 2002 as a result of higher sales volumes and margins in our subsea business. This increase was partially offset by the impact of weaker surface wellhead margins in North America and lower margins for floating production systems.

For full year 2003, we expect continued growth in the Energy Production Systems business segment driven by revenue related to subsea systems, a large floating production project for Sonatrach and, to a lesser extent, sales of surface wellhead equipment as the North America market further improves. The trend toward offshore deepwater development reflects the positive economics of subsea oil and gas production. The Sonatrach project for turnkey offshore mooring systems involves higher engineering content and pass through billings associated with our role as general contractor. We expect this contract will be less profitable as a percent of sales than other contracts in this business segment. The anticipated growth in surface activity reflects higher rig counts in North America, the result of firmer natural gas prices and lower levels of natural gas inventory, as well as continued surface activity in Asia, the Middle East and Europe.

Energy Processing Systems

Energy Processing Systems’ revenue for the three months ended June 30, 2003, was flat when compared with the same period in 2002, as increased sales, primarily for measurement solutions, were offset by lower sales of loading systems. While sales of fluid control equipment were flat when compared with the prior year, there was an increase in sales of WECO®/Chiksan® equipment in the latter part of the quarter, the result of increased rig counts in the United States.

Energy Processing Systems’ operating profit in the second quarter of 2003 increased compared with the second quarter of 2002. The increase reflected the favorable impact of cost savings programs and lower period costs, while lower profitability from the loading systems business in 2003 partially offset this increase.

While we have not yet seen a sustained increase in demand for Energy Processing Systems equipment, we believe that this business segment is in a position to benefit from increased drilling activity and rig counts in the United States. Positive trends for this business segment include the growth in order backlog and the increased sales of WECO®/Chiksan® equipment in the latter part of the second quarter of 2003.

FoodTech

FoodTech’s revenue increased in the second quarter of 2003 compared with the second quarter of 2002. This increase reflected the favorable impact of foreign currency exchange rates and higher sales volumes for food processing equipment in Asia, Europe and Africa, partially offset by a decrease in domestic sales of freezing and cooking systems.

FoodTech’s operating profit in the second quarter of 2003 decreased compared with the second quarter of 2002. The decrease in profitability was the result of lower second quarter 2003 volumes due to an earlier Florida citrus crop and competitive pressures in the citrus industry. The decrease was partially offset by the favorable impact of foreign currency exchange rates and lower costs resulting from restructuring activities in various food processing businesses.

Economic uncertainty both in the United States and abroad caused some delay in orders for FoodTech equipment. While we are not forecasting higher revenues for full year 2003, we continue to expect a slight improvement in profitability as a result of the favorable impact of our continued cost-cutting initiatives.

Airport Systems

Airport Systems’ revenue decreased in the second quarter of 2003 compared with 2002, primarily reflecting lower domestic sales of Jetway® passenger boarding bridges and airport ground support equipment as a result of continued weakness in the domestic airline industry. Partially offsetting this decrease were sales of airport ground support equipment to customers outside of the United States and increased sales of automated material handling systems.

Airport Systems’ operating profit in the second quarter of 2003 decreased compared with the second quarter of 2002. The decrease was primarily attributable to lower volumes of Jetway® passenger boarding bridges, partially offset by the favorable impact of a higher volume of automated material handling systems.

Capital spending by U.S. commercial airlines continues to be low as a result of business conditions in that industry. For the remainder of 2003, we expect the downturn in our Jetway® passenger boarding bridge and domestic ground support equipment businesses to continue to be offset in part by sales of Halvorsen loaders to the U.S. Air Force. However, sales of Halvorsen loaders for periods after December 31, 2003 are dependent upon government approval of funding. Following is a summary of Halvorsen loader deliveries, including our full year 2003 estimate:

(Number of units delivered)	Three Months Ended June 30 (Actual)		Six Months Ended June 30 (Actual)
	2003	2002	2003	2002
Halvorsen loaders	28	32	62	49

(Number of units delivered)	Year Ended December 31
	2003 (Estimate)	2002 (Actual)
Halvorsen loaders	92	133

Order Backlog

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

(In millions)	June 30, 2003	December 31, 2002	June 30, 2002
Energy Production Systems	$728.0	$822.5	$676.6
Energy Processing Systems	119.2	110.0	104.5

Subtotal Energy Systems	847.2	932.5	781.1
FoodTech	120.9	107.2	134.4
Airport Systems	124.7	112.0	124.8

Total order backlog	$1,092.8	$1,151.7	$1,040.3

Energy Production Systems’ order backlog at June 30, 2003, decreased compared with December 31, 2002, primarily as a result of delays in the timing of subsea projects in both the Gulf of Mexico and Brazil. When compared with June 30, 2002, order backlog increased primarily as a result of the increase in orders for subsea systems and floating production equipment, primarily in the second half of 2002 in the Gulf of Mexico and the North Sea.

Energy Processing Systems’ order backlog at June 30, 2003, increased when compared with December 31, 2002, as a result of higher order backlog for fluid control equipment, measurement solutions and loading systems, partially offset by lower order backlog for the blending and transfer systems business. When compared with June 30, 2002, order backlog at June 30, 2003 increased, reflecting orders received by all businesses other than blending and transfer systems.

FoodTech’s order backlog at June 30, 2003, increased when compared with December 31, 2002, primarily as a result of higher order backlog for tomato harvesters in Europe, partially offset by a reduction in order backlog for tomato processing equipment in Europe. The increase in order backlog for tomato harvesters was driven by delayed shipments. Compared with June 30, 2002, the order backlog decrease was attributable primarily to lower order backlog for freezing and cooking systems in Asia and freezing systems in Europe, partially offset by an increase in order backlog for food processing equipment in Europe.

Airport Systems’ order backlog at June 30, 2003, increased when compared with December 31, 2002. Higher order backlog for ground support equipment, Jetway® passenger boarding bridges and automated material handling systems was partially offset by lower order backlog for Halvorsen loaders. When compared with June 30, 2002, order backlog at June 30, 2003 was substantially unchanged, as a decrease in order backlog for Halvorsen loaders largely offset the increased order backlog for automated material handling systems and international orders for airport ground support equipment.

OTHER COSTS AND EXPENSES

Other Expense, Net

Other expense, net, consists primarily of LIFO inventory adjustments, expense related to employee pension and other postretirement employee benefits, expense related to the transition of our payroll and benefit administration service center, foreign currency-related gains or losses and amortization expense for restricted stock.

Other expense, net, for the three months ended June 30, 2003 increased compared with the three months ended June 30, 2002. The increase was primarily attributable to the impact of foreign currency exchange rates in 2003.

Net Interest Expense

Net interest expense for the quarterly period ended June 30, 2003 was lower compared with the same period in 2002 as a result of lower average debt levels.

During the quarter, we entered into a series of interest rate swaps that effectively locked in the effective annual interest rate on $150.0 million of our commercial paper portfolio for five years at 2.9%. Absent any acquisitions, we expect total debt net of cash to be near $200 million by the end of 2003. Consequently, we expect net interest expense for the second half of the year to be at or below the expense recognized in the first half of the year.

Income Tax Expense

Income tax expense for the three months ended June 30, 2003 was $9.4 million on pre-tax earnings of $32.3 million. Income tax expense for the three months ended June 30, 2002 was $7.2 million on pre-tax earnings of $25.0 million. The difference between our effective income tax rate of 29% during these periods and the statutory U.S. federal income tax rate relates primarily to the difference between the U.S. tax rate and foreign tax rates applied to foreign earnings and qualifying foreign trade income not subject to U.S. tax.

Management estimates that the effective tax rate for full year 2003 will be 29%.

Six Months Ended June 30, 2003 Compared With

Six Months Ended June 30, 2002

The following table summarizes our operating results for the six months ended June 30, 2003 and 2002:

(In millions, except %)	Six Months Ended June 30		Favorable/ (Unfavorable)
	2003	2002	$	%
Revenue
Energy Production Systems	$555.6	$425.4	$130.2	30.6%
Energy Processing Systems	198.0	187.3	10.7	5.7
Intercompany eliminations	(0.3)	(1.3)	1.0	*

Subtotal Energy Systems	753.3	611.4	141.9	23.2
FoodTech	260.6	244.3	16.3	6.7
Airport Systems	99.4	113.1	(13.7)	(12.1)
Intercompany eliminations	(3.7)	(2.9)	(0.8)	*

Total revenue	$1,109.6	$965.9	$143.7	14.9%

Segment Operating Profit
Energy Production Systems	$36.1	$21.6	$14.5	67.1%
Energy Processing Systems	9.5	10.5	(1.0)	(9.5)

Subtotal Energy Systems	45.6	32.1	13.5	42.1
FoodTech	21.5	21.2	0.3	1.4
Airport Systems	2.7	4.3	(1.6)	(37.2)

Total segment operating profit	69.8	57.6	12.2	21.2
Corporate expense	(12.4)	(12.0)	(0.4)	(3.3)
Other expense, net	(7.4)	(6.8)	(0.6)	(8.8)

Operating profit before net interest expense and income taxes	50.0	38.8	11.2	28.9
Net interest expense	(4.7)	(6.7)	2.0	29.9

Income before income taxes	45.3	32.1	13.2	41.1
Provision for income taxes	13.2	9.3	(3.9)	(41.9)

Income before the cumulative effect of a change in accounting principle	32.1	22.8	9.3	40.8
Cumulative effect of a change in accounting principle, net of income taxes	—	(193.8)	193.8	*

Net income (loss)	$32.1	$(171.0)	$203.1	*

*	Not meaningful

CONSOLIDATED RESULTS OF OPERATIONS

Revenue for the six months ended June 30, 2003 was $1.1 billion, an increase of 14.9% compared with the six months ended June 30, 2002. Higher sales attributable to our Energy Systems businesses and, to a lesser extent, FoodTech, were partially offset by lower sales of Airport Systems.

Income before income taxes for the six months ended June 30, 2003 of $45.3 million ($32.1 million after tax) compared favorably with income before income taxes and the cumulative effect of a change in accounting principle for the six months ended June 30, 2002 of $32.1 million ($22.8 million after tax). The increase in income in 2003 was primarily attributable to higher segment operating profit and lower net interest expense.

We recorded net income of $32.1 million for the six months ended June 30, 2003. A net loss of $171.0 million for the six months ended June 30, 2002 included the cumulative effect of a change in accounting principle of $215.0 million ($193.8 million after tax) recorded in the first quarter of 2002. On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which together with SFAS No. 141, “Business Combinations,” provides guidance for the recognition, amortization and continuing valuation of goodwill and other intangible assets acquired in a business combination. We completed the goodwill impairment testing that is required upon adoption of SFAS No. 142 during the first quarter of 2002. The adoption of SFAS No. 142 on January 1, 2002, resulted in a loss from the cumulative effect of a change in accounting principle of $193.8 million, net of an income tax benefit of $21.2 million, affecting the FoodTech business segment ($117.4 million before tax; $98.3 million after tax) and the Energy Processing Systems business segment ($97.6 million before tax; $95.5 million after tax). This loss was not the result of a change in the outlook of the businesses but was due to a change in the method of measuring goodwill impairment as required by the adoption of SFAS No. 142. The impact of adopting the provisions of SFAS No. 142 relating to goodwill amortization resulted in our discontinuing the amortization of goodwill beginning January 1, 2002.

OPERATING RESULTS OF BUSINESS SEGMENTS

Energy Production Systems

Energy Production Systems’ revenue and operating profits increased in the first six months of 2003 compared with the same period in 2002. Higher revenue was primarily attributable to subsea systems for projects in the major offshore oil and gas producing basins and, to a lesser extent, the favorable impact of foreign currency exchange rates. Increased profitability reflected higher sales volumes and margins in our subsea business.

Energy Processing Systems

Energy Processing Systems’ revenue increased in the first six months of 2003 compared with the same period in 2002 while operating profit declined. We recorded higher revenue in 2003 in each of the businesses, with the most notable increases arising from the measurement solutions and blending and transfer systems businesses. Lower operating profit in 2003 was primarily attributable to employee severance costs and increased expense related to contract reserve adjustments.

FoodTech

FoodTech’s revenue and operating profit increased in the first six months of 2003 compared with the same period in 2002. The increase in revenue reflected the favorable impact of foreign currency exchange rates, as well as higher sales of food processing equipment in Asia, Europe and Africa, partially offset by a decrease in domestic sales of freezing systems. The increase in profitability was primarily attributable to a lower cost structure, reflecting the favorable impact of previous restructuring activities in various food processing businesses, as well as the positive impact of higher sales volumes and favorable foreign currency exchange rates.

Airport Systems

Airport Systems’ revenue and operating profit decreased in the first six months of 2003 compared with the same period in 2002, which was primarily attributable to the financial difficulties of commercial airlines in the United States. The impact of lower volumes of Jetway® passenger boarding bridges and airport ground support equipment was partially offset by favorable results in the Halverson loader and automated material handling systems businesses.

OTHER COSTS AND EXPENSES

Other Expense, Net

For the six months ended June 30, 2003, other expense, net, was higher compared with the same period in 2002, primarily reflecting the impact of foreign currency exchange rates, partially offset by lower restricted stock compensation expense.

Net Interest Expense

Net interest expense decreased in the first half of 2003 compared to the first half of 2002 as a result of lower average debt levels and, to a lesser extent, lower interest rates.

Income Tax Expense

Income tax expense for the six months ended June 30, 2003 was $13.2 million on pre-tax income of $45.3 million. Income tax expense for the six months ended June 30, 2002 was $9.3 million on pre-tax income of $32.1 million. The difference between our effective income tax rate of 29% during these periods and the statutory U.S. federal income tax rate relates primarily to the difference between the U.S. tax rate and foreign tax rates applied to foreign earnings and qualifying foreign trade income not subject to U.S. tax.

LIQUIDITY AND CAPITAL RESOURCES

Our net debt at June 30, 2003, and December 31, 2002, was $192.0 million and $202.5 million, respectively. Net debt includes short- and long-term debt and the current portion of long-term debt, net of cash and cash equivalents. The decrease in net debt primarily reflected our positive cash flow from operations partially offset by the negative impact of cash used to retire certain sale-leaseback obligations in the first quarter of 2003.

Cash provided by operating activities of continuing operations was $72.9 million and $52.3 million for the six months ended June 30, 2003 and 2002, respectively.

Operating working capital is calculated as current assets less current liabilities, adjusted to exclude cash and cash equivalents, amounts due from FMC Corporation, short-term debt, the current portion of long-term debt and income tax balances. At June 30, 2003, operating working capital was $144.3 million, a decrease of $13.0 million compared with operating working capital of $157.3 million at December 31, 2002. The decrease from December 31, 2002, reflects an increase in advance payments in Energy Production Systems, partially offset by a decrease in advance payments in Airport Systems. The decrease in operating working capital related to higher advance payments was partially offset by the impact of higher accounts receivable in our Energy Systems businesses, primarily attributable to revenue in excess of billings on contracts accounted for under the percentage of completion method.

Cash required by investing activities was $62.1 million and $52.1 million for the six months ended June 30, 2003 and 2002, respectively. Cash outlays of $35.9 million in 2003 and $21.6 million in 2002 reflected payments related to the termination of certain sale-leaseback agreements, which were replaced with lower cost balance sheet debt.

The following is a summary of our committed credit facilities at June 30, 2003, the amount of debt outstanding under the committed credit facilities, the amount of available capacity, and maturity dates:

(In millions) Description	Commitment Amount	Debt Outstanding	Available Capacity		Maturity
Five-year revolving credit facility (A)	$250.0	$50.0	$185.1	(B)	April, 2006
364-day revolving credit facility	150.0	—	150.0		April, 2004

	$400.0	$50.0	$335.1	(C)

(A)	The five-year revolving credit facility allows us to obtain a total of $100.0 million in financial standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with this facility.
(B)	At June 30, 2003, available capacity is reduced by $14.9 million of financial standby letters of credit associated with the five-year revolving credit facility.
(C)	Our commercial paper program is subject to available capacity under these committed revolving credit facilities.

In April 2003, the Company renewed its committed 364-day revolving credit facility to allow for borrowings of up to $150.0 million under similar terms.

Among other restrictions, the terms of our committed credit agreements include negative covenants related to liens, and financial covenants related to consolidated tangible net worth, debt-to-earnings ratios and interest coverage ratios. We are in compliance with all debt covenants as of June 30, 2003. During the second quarter of 2003, these borrowings carried an effective annual interest rate of 100 basis points above the one-month London Interbank Offered Rate.

During the second quarter of 2003, we paid down $100.0 million of borrowings under our five-year revolving credit facility, primarily with proceeds from our borrowings under the commercial paper program that we initiated in the first quarter of 2003. We have an interest rate swap maturing in June 2004 related to $50.0 million of the long-term amount borrowed, which fixes the effective annual interest rate at an average rate of 5.37%. The interest rate swap is accounted for as a cash flow hedge and its fair value is included in other current liabilities and other liabilities on our consolidated balance sheets at June 30, 2003 and December 31, 2002, respectively.

During the second quarter of 2003, a $50.0 million interest rate swap related to the five-year revolving credit facility matured. In addition, we elected to terminate a second $50.0 million interest rate swap related to these long-term borrowings that had an original maturity of September 2003.

Under our commercial paper program, and subject to available capacity under our revolving credit facilities, we have the ability to access up to $400 million of short-term financing through our commercial paper dealers. As of June 30, 2003, we had $185.0 million of commercial paper outstanding with maturities ranging from 1 to 30 days, with an average annual interest rate of 1.35%.

In June 2003, we entered into interest rate swaps related to $150.0 million of our commercial paper borrowings. The effect of these interest rate swaps is to fix the effective annual interest rate of these borrowings at an average rate of 2.9%. These interest rate swaps mature in June 2008. The swaps are accounted for as cash flow hedges and their fair value is included in other assets on our consolidated balance sheet at June 30, 2003.

Our uncommitted credit, consisting of three domestic money-market credit facilities, totaled $30.0 million at June 30, 2003. We also have smaller uncommitted credit lines for many of our international subsidiaries. Borrowings under uncommitted facilities totaled $5.8 million at June 30, 2003, of which approximately $0.5 million is classified as long-term. Borrowings under uncommitted facilities totaled $16.0 million at December 31, 2002.

We also have an uncommitted credit agreement with MODEC International LLC (“MODEC LLC”), a 37.5% owned joint venture, at annual interest rates of 1.49% at June 30, 2003 and 2.2% at December 31, 2002. Under the terms of the credit agreement, the interest rate is based on the monthly weighted average interest rate we pay on our domestic credit facilities and commercial paper.

MODEC LLC deposits its excess cash with us. At June 30, 2003, and December 31, 2002, borrowings from MODEC LLC amounted to $14.5 million and $23.4 million, respectively, and were included in short-term debt on our consolidated balance sheets.

MODEC, Inc., an affiliate of our joint venture partner in MODEC LLC, recently completed an initial public offering of approximately 11% of its common stock on the Tokyo Stock Exchange. Beginning in May 2004, we will have an annual right during the 120 day period following the issuance of the annual report of MODEC, Inc. to convert all or a portion of our joint venture interest in MODEC LLC into shares of common stock of MODEC Inc. or, at MODEC, Inc.’s option, a combination of cash and common stock with equivalent value. The conversion right expires on December 31, 2020. The number of shares of MODEC, Inc. obtainable upon any such conversion is determined pursuant to a formula based on the relative income of MODEC, Inc. and MODEC LLC, respectively, for the two fiscal years preceding such conversion. Our management has no current plans to convert our joint venture interest in MODEC LLC and there can be no assurance as to the timing or terms of any such conversion. However, if the conversion rights were currently exercised in full, we believe that it would result in our receipt of common stock and/or cash totaling approximately 13% of the equity market value of MODEC, Inc. The percentage interest in MODEC, Inc. available to us at the time of any such exercise, and the value of that interest, may vary significantly from that estimate.

Our accumulated other comprehensive loss increased from $145.6 million at December 31, 2002, to $147.9 million at June 30, 2003. Foreign currency translation adjustments included in accumulated other comprehensive loss during the second quarter of 2003 reflected the impact of a strengthening U.S. dollar against the Norwegian krone and the Venezuelan bolivar, largely offset by the impact of a weaker U.S. dollar against the euro and the Brazilian real. During the second quarter of 2003, we implemented a functional currency change at one of our foreign subsidiaries resulting in a $12.8 million increase in other comprehensive loss, primarily reflecting a reduction in net property, plant and equipment.

Pursuant to terms of our Tax Sharing Agreement with FMC Corporation, certain actions related to the sale of assets or the sale or issuance of additional securities (including securities convertible into stock) are potentially restricted for a period of 30 months following the Distribution (i.e., through June 30, 2004). In general, such actions are not restricted if we obtain (a) a supplemental ruling from the IRS that such actions do not cause the Distribution to be taxable, or (b) an acceptable letter of credit sufficient in amount to cover any potential tax, interest and penalties that result from a determination that such actions cause the Distribution to be taxable. The IRS has recently announced certain changes to its private ruling policy, which we believe effectively eliminate our ability to obtain a supplemental IRS ruling. We do not expect restrictions under the Tax Sharing Agreement to significantly limit our ability to engage in strategic transactions.

We expect to meet our operating needs, fund capital expenditures, pension plan contributions and potential acquisitions and meet debt service requirements through cash generated from operations and the credit facilities discussed above. Capital spending is forecast to total approximately $55 to $60 million for 2003, excluding $15.1 million related to the first quarter 2003 repurchase of equipment as a result of the termination of certain sale-leaseback obligations. We expect contributions to our pension plans to total approximately $17 million for 2003.

We expect net debt to be near $200 million by the end of 2003, unless we incur debt related to the acquisition of a business. We are evaluating potential acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2002, for a discussion of our critical accounting estimates. During the six months ended June 30, 2003, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and accounting for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. SFAS No. 149 is not expected to have a material effect on our financial position or results of operations.

In December 2002, SFAS No. 148 was issued amending SFAS No. 123, “Accounting for Stock-Based Compensation.” The Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim period financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We have chosen to continue to account for common stock options using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. We have adopted the SFAS No. 148 disclosure provisions. Implementation of SFAS No. 148 did not have a material impact on our financial position or results of operations.

In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued. This Statement revises accounting for specified employee and contract terminations that are part of restructuring activities, but it excludes restructuring activities related to operations acquired in a business combination. The Statement requires exit or disposal costs to be recorded when they are incurred, rather than at the date a formal exit plan is adopted, and can be measured at fair value. The provisions of this Statement became effective for activities initiated after December 31, 2002. Implementation of this Statement did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation was effective immediately for variable interests in variable interest entities created or obtained after January 31, 2003. For public enterprises, such as FMC Technologies, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to the enterprise no later than the end of the first interim reporting period beginning after June 15, 2003. In connection with the retirement of our sale-leaseback obligations, we terminated our variable interest in a variable interest entity during the first quarter of 2003. Consequently, we do not expect this Interpretation to have a material impact on our financial position or results of operations.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that, upon issuance of certain types of guarantees, a guarantor must recognize a liability for the fair value of the non-contingent obligation assumed under that guarantee. These provisions were effective for guarantees issued or modified after December 31, 2002. FIN 45 also requires additional disclosures by a guarantor about the obligations associated with issued guarantees. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. Adoption of the provisions of FIN 45 did not have a material impact on our financial position or results of operations.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached consensus regarding when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if so, how consideration should be allocated. The new guidance, EITF Abstract No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” applies to revenue arrangements entered into after June 15, 2003. While the conclusions in this consensus will not have an impact on the total amount of revenue recorded under an arrangement, they may have some impact on the timing of that revenue recognition. Implementation of the provisions of this consensus is not expected to have a material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

The Company’s principal executive officer and its principal financial officer, after management’s evaluation, with the participation of such officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. (the Company) as of June 30, 2003, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of FMC Technologies, Inc. as of December 31, 2002, and the related consolidated statement of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated January 27, 2003, we expressed an unqualified opinion on those consolidated financial statements. Our report contains an explanatory paragraph that describes the Company’s adoption of Statement of Financial Accounting Standards No. 142 as of January 1, 2002. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois

July 23, 2003

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2003, the Company initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc., seeking recovery of scheduled payments owed and compensatory, punitive and other damages.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 25, 2003 for the purposes of:

•	re-electing three directors;

•	ratifying the appointment of the independent public accountants for 2003; and

•	voting on any other business properly brought before the meeting.

All of the nominees for directors, as listed in the proxy statement, were re-elected by the following votes:

Mike R. Bowlin	For:	58,190,847 votes
	Against:	— votes
	Withheld:	1,001,428 votes

Edward J. Mooney	For:	58,133,397 votes
	Against:	— votes
	Withheld:	1,058,878 votes

James M. Ringler	For:	58,189,176 votes
	Against:	— votes
	Withheld:	1,003,099 votes

The following directors’ terms of office continued after the meeting: B. A. Bridgewater, Jr., Thomas M. Hamilton, Asbjørn Larsen, Joseph H. Netherland, Richard A. Pattarozzi and James R. Thompson.

The Board of Director’s recommendation for ratification of the appointment of KPMG LLP as the Company’s independent public accountants for 2003 was ratified by the following votes:

For:	57,520,621 votes
Against:	1,532,030 votes
Withheld:	139,624 votes

There was no other business voted upon at the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number in Exhibit Table	Description

4.9	Third Amendment to the $150,000,000 364-Day Revolving Credit Facility.

4.10	Third Amendment to the $250,000,000 Five-Year Credit Agreement.

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current Report on Form 8-K dated April 29, 2003, furnishing a press release announcing the Company’s financial results for the fiscal quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.
(Registrant)

/s/ RONALD D. MAMBU
Ronald D. Mambu
Vice President, Controller, and duly authorized officer

Date: August 14, 2003

EXHIBIT INDEX

Number in Exhibit Table	Description

4.9	Third Amendment to the $150,000,000 364-Day Revolving Credit Facility.

4.10	Third Amendment to the $250,000,000 Five-Year Credit Agreement.

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.