Form 10-Q
period 2003-09-30
FMC TECHNOLOGIES INC
filed 2003-11-12
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common Stock, par value $0.01 per share	66,235,537

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$560.1	$525.4	$1,669.7	$1,491.3
Costs and expenses:
Cost of sales and services	448.5	425.0	1,345.0	1,188.7
Selling, general and administrative expense	69.6	61.1	211.3	199.4
Research and development expense	11.1	11.9	32.1	36.0

Total costs and expenses	529.2	498.0	1,588.4	1,424.1

Income before minority interests, net interest expense and income taxes	30.9	27.4	81.3	67.2
Minority interests	0.1	0.7	0.5	1.7
Net interest expense	2.2	3.1	6.9	9.8

Income before income taxes	28.6	23.6	73.9	55.7
Provision for income taxes	8.3	6.8	21.5	16.1

Income before the cumulative effect of a change in accounting principle	20.3	16.8	52.4	39.6
Cumulative effect of a change in accounting principle, net of income taxes (Note 4)	—	—	—	(193.8)

Net income (loss)	$20.3	$16.8	$52.4	$(154.2)

Basic earnings (loss) per share (Note 10):
Income before the cumulative effect of a change in accounting principle	$0.31	$0.26	$0.79	$0.61
Cumulative effect of a change in accounting principle	—	—	—	(2.97)

Basic earnings (loss) per share	$0.31	$0.26	$0.79	$(2.36)

Basic weighted average shares outstanding	66.2	65.4	66.0	65.3

Diluted earnings (loss) per share (Note 10):
Income before the cumulative effect of a change in accounting principle	$0.30	$0.25	$0.79	$0.59
Cumulative effect of a change in accounting principle	—	—	—	(2.91)

Diluted earnings (loss) per share	$0.30	$0.25	$0.79	$(2.32)

Diluted weighted average shares outstanding	67.1	66.8	66.8	66.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$50.4	$32.4
Trade receivables, net of allowance of $10.5 in 2003 and 2002	466.8	419.2
Inventories (Note 5)	294.2	273.1
Due from FMC Corporation, net	—	1.9
Other current assets	74.8	86.0

Total current assets	886.2	812.6
Investments	30.2	29.4
Property, plant and equipment, net of accumulated depreciation of $394.9 in 2003 and $390.2 in 2002	317.7	306.1
Goodwill (Note 4)	111.9	83.6
Intangible assets, net (Note 4)	69.8	36.3
Other assets	21.4	20.1
Deferred income taxes	60.7	74.6

Total assets	$1,497.9	$1,362.7

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt (Note 8)	$33.2	$59.4
Current portion of long-term debt	—	0.1
Accounts payable, trade and other	468.1	421.2
Other current liabilities	206.7	178.8
Current portion of accrued pension and other postretirement benefits	20.5	21.0
Income taxes payable	22.2	29.5
Deferred income taxes	19.9	18.2

Total current liabilities	770.6	728.2
Long-term debt, less current portion (Note 8)	235.1	175.4
Accrued pension and other postretirement benefits, less current portion	71.0	76.8
Reserve for discontinued operations	13.1	18.1
Other liabilities	38.7	55.8
Minority interests in consolidated companies	6.2	4.6
Commitments and contingent liabilities (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2003 or 2002	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 66.4 and 65.6 shares issued in 2003 and 2002; 66.2 and 65.5 shares outstanding in 2003 and 2002	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.2 and 0.1 shares in 2003 and 2002	(2.9)	(2.5)
Capital in excess of par value of common stock	555.9	543.7
Unamortized restricted stock compensation	(8.4)	(5.1)
Retained deficit	(35.0)	(87.4)
Accumulated other comprehensive loss (Note 9)	(147.1)	(145.6)

Total stockholders’ equity	363.2	303.8

Total liabilities and stockholders’ equity	$1,497.9	$1,362.7

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2003	2002
Cash provided (required) by operating activities of continuing operations:
Income before the cumulative effect of a change in accounting principle	$52.4	$39.6
Adjustments to reconcile income before the cumulative effect of a change in accounting principle to cash provided by operating activities of continuing operations:
Depreciation	35.2	29.4
Amortization	6.0	6.1
Employee benefit plan costs	11.0	7.9
Deferred income taxes	15.7	11.7
Other	2.5	2.4
Changes in operating assets and liabilities:
Trade receivables, net	(40.9)	(26.9)
Inventories	(23.2)	(29.4)
Other current assets and other assets	15.3	6.6
Accounts payable (including advance payments), other current liabilities and other liabilities	60.5	59.1
Income taxes payable	(11.5)	(18.3)
Accrued pension and other postretirement benefits, net	(17.4)	(20.4)

Cash provided by operating activities of continuing operations	$105.6	$67.8

(continued)

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited) (Continued)

(In millions)

	Nine Months Ended September 30,
	2003	2002
Cash provided by operating activities of continuing operations	$105.6	$67.8

Cash required by discontinued operations	(4.9)	(4.4)

Cash provided (required) by investing activities:
Business acquisition, net of cash acquired (Note 3)	(43.9)	—
Capital expenditures	(42.9)	(48.3)
Retirement of sale-leaseback obligations (Note 6)	(35.9)	—
Proceeds from disposal of property, plant and equipment	4.1	3.6
Increase in investments and assets held for sale	(0.1)	(0.5)

Cash required by investing activities	(118.7)	(45.2)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	(26.2)	4.6
Net increase (decrease) in long-term debt	52.7	(8.7)
Issuances of common stock, net of common stock acquired for employee benefit plan	9.0	1.0
Payments to FMC Corporation	—	(4.4)

Cash provided (required) by financing activities	35.5	(7.5)

Effect of exchange rate changes on cash and cash equivalents	0.5	(0.1)

Increase in cash and cash equivalents	18.0	10.6
Cash and cash equivalents, beginning of period	32.4	28.0

Cash and cash equivalents, end of period	$50.4	$38.6

Supplemental disclosures of cash flow information:
Cash paid for interest (net of interest capitalized)	$7.6	$10.5
Cash paid for income taxes (net of refunds received)	$17.2	$14.7
Supplemental schedule of non-cash activity
Common stock issued for restricted stock awards	$6.2	$6.3

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

In the opinion of management, these consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of the Company’s results of operations and cash flows for the interim periods ended September 30, 2003 and 2002, and of its financial position as of September 30, 2003. All such adjustments are of a normal recurring nature.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2003	2002	2003	2002
Net income (loss), as reported	$20.3	$16.8	$52.4	$(154.2)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	0.5	0.7	1.6	2.6
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.2)	(2.0)	(6.4)	(6.6)

Pro forma net income (loss)	$18.6	$15.5	$47.6	$(158.2)

Per share data:
Income before the cumulative effect of a change in accounting principle:
Basic—as reported	$0.31	$0.26	$0.79	$0.61

Basic—pro forma	$0.28	$0.24	$0.72	$0.55

Diluted—as reported	$0.30	$0.25	$0.79	$0.59

Diluted—pro forma	$0.28	$0.23	$0.71	$0.53

Earnings (loss) per share:
Basic—as reported	$0.31	$0.26	$0.79	$(2.36)

Basic—pro forma	$0.28	$0.24	$0.72	$(2.42)

Diluted—as reported	$0.30	$0.25	$0.79	$(2.32)

Diluted—pro forma	$0.28	$0.23	$0.71	$(2.37)

In December 2002, SFAS No. 148 was issued to amend the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim period financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results, and to allow for alternative methods of transition for a change to the fair value based method of accounting for stock-based employee compensation. The Company has chosen to continue to account for compensation cost related to common stock options using the recognition and measurement principles of APB Opinion No. 25 and related Interpretations, and has adopted the disclosure provisions of SFAS No. 148. Implementation of SFAS No. 148 did not have an impact on the Company’s financial position or results of operations.

Note 3: Business Acquisition

On August 20, 2003, the Company acquired a 55% ownership interest in CDS Engineering and associated assets (“CDS”) for $49.7 million, and committed to purchase the remaining 45% ownership interest in CDS in 2009 at a purchase price of approximately 6.5 times the average of CDS’ 2007 and 2008 earnings before interest expense, income taxes, depreciation and amortization. Headquartered in the Netherlands, CDS is an industry leader in gas and liquids separation technology and equipment for both onshore and offshore applications. The Company believes that significant growth potential will be realized from incorporating CDS’ processing technology and experience with the Company’s broad customer base. In addition, combining the acquired technology of CDS with the Company’s existing expertise in subsea systems could lead to the development of subsea separation systems. CDS is included in the Energy Production Systems business segment.

Net cash paid for the purchase of CDS was $43.9 million, which included acquisition-related costs of $0.4 million. The total acquisition cost of $49.7 million reflected net cash paid plus long-term debt assumed of $6.9 million, less an adjustment of $1.1 million, reflecting the minority interest in cash and long-term debt. The cash payment was funded through borrowings under the Company’s existing credit facilities. The Company accounted for the acquisition as a purchase and included the results of operations of the acquired business in its consolidated financial statements from the effective date of the acquisition.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition of CDS:

(In millions)	At August 20, 2003
Current assets, net of cash	$8.2
Property, plant and equipment	2.1
Goodwill	21.6
Intangible assets	33.0
Other assets	0.7

Total assets acquired	65.6

Current liabilities	9.7
Long-term debt	6.9
Deferred income taxes	5.1

Total liabilities	21.7

Net assets acquired	$43.9

The acquired intangible assets consisted of the following:

(In millions)	Useful life (in years)	At August 20, 2003
Customer lists	25	$13.6
Patents and acquired technology	20	16.6
Trademarks	25	1.3
Other	7.5	1.5

Acquired intangible assets		$33.0

The Company has not finalized the valuation of certain assets; therefore, the allocation of the purchase price is subject to refinement.

All of the acquired intangible assets other than goodwill are subject to amortization, with a weighted-average useful life of approximately 22 years.

Goodwill, which has been allocated to the Energy Production Systems business segment, is not expected to be deductible for income tax purposes.

Had the acquisition of CDS occurred at the beginning of the earliest period presented, the Company’s earnings per share would not have been significantly different than the amounts reported. Accordingly, pro forma financial information has not been provided.

Note 4: Goodwill and Other Intangible Assets

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

Intangible assets

All of the Company’s acquired identified intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. The Company recorded $0.9 million and $2.2 million in amortization expense related to intangible assets in the three-month and nine-month periods ended September 30, 2003, respectively. The Company estimates that amortization of intangible assets will be approximately $3.9 million for the year ending December 31, 2003. During the years 2004 through 2008, annual amortization expense, based on the carrying amount of intangible assets at September 30, 2003, is expected to be approximately $4.4 million. No impairment losses related to these identifiable intangible assets were required to be recognized as a result of implementing SFAS No. 142.

The components of intangible assets were as follows:

(In millions)	As of September 30, 2003		As of December 31, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$31.1	$5.1	$17.1	$4.4
Patents and acquired technology	43.5	15.8	24.2	13.6
Trademarks	18.9	4.3	16.9	3.9
Other	1.5	—	—	—

Total intangible assets	$95.0	$25.2	$58.2	$21.9

Goodwill

During 2002, the carrying amount of goodwill reflected the impairment loss recognized upon adoption of the new accounting standard. The reported pre-tax impairment loss of $215.0 million ($193.8 million after tax) related to FoodTech ($117.4 million before tax; $98.3 million after tax) and Energy Processing Systems ($97.6 million before tax; $95.5 million after tax). The impairment loss was reflected as a cumulative effect of a change in accounting principle.

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

The carrying amount of goodwill by business segment was as follows:

(In millions)	September 30, 2003	December 31, 2002
Energy Production Systems	$75.5	$47.8
Energy Processing Systems	17.3	17.3

Subtotal Energy Systems	92.8	65.1
FoodTech	14.7	14.2
Airport Systems	4.4	4.3

Total goodwill	$111.9	$83.6

At September 30, 2003, and December 31, 2002, the carrying amount of goodwill included the impact of foreign currency translation adjustments.

Note 5: Inventories

Inventories consisted of the following:

(In millions)	September 30, 2003	December 31, 2002
Raw materials	$79.4	$77.0
Work in progress	113.2	120.1
Finished goods	228.1	193.6

Gross inventories before LIFO reserves and valuation adjustments	420.7	390.7
LIFO reserves and valuation adjustments	(126.5)	(117.6)

Net inventories	$294.2	$273.1

Note 6: Termination of Sale-Leaseback Agreements

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

Note 7: Derivative Financial Instruments

The Company had recognized the following amounts in the consolidated balance sheet representing the fair values of derivative instruments:

(In millions)	September 30, 2003	December 31, 2002
Other current assets	$18.2	$35.4
Other assets	$3.5	$0.9
Other current liabilities	$4.2	$13.1
Other liabilities	$1.2	$3.0

The net deferred hedging gain included in accumulated other comprehensive loss was $3.9 million at September 30, 2003 and December 31, 2002. Approximately $2.5 million of net gains are expected to be recognized in earnings during the twelve months ending September 30, 2004, at the time the underlying hedged transactions are realized. Net gains of $1.4 million are expected to be recognized at various times through November 30, 2012.

Note 8: Commercial Paper

The Company initiated a commercial paper program in the first quarter of 2003 to provide an alternative vehicle for meeting short-term funding requirements. Under this program and subject to available capacity under the Company’s revolving credit facilities, the Company has the ability to access up to $400 million of short-term financing through its commercial paper dealers.

At September 30, 2003, there was $199.9 million in total commercial paper outstanding. Committed credit available under the five-year revolving credit facility at September 30, 2003, provides the ability to refinance a portion of the Company’s commercial paper obligations on a long-term basis; therefore, $185.1 million of commercial paper outstanding was classified as long-term debt on the consolidated balance sheet.

In June 2003, the Company entered into interest rate swaps related to $150.0 million of its commercial paper borrowings. The effect of these interest rate swaps is to fix the effective annual interest rate of these borrowings at an average rate of 2.9%. These interest rate swaps mature in June 2008. The swaps are accounted for as cash flow hedges and their fair values are included in other assets on the Company’s consolidated balance sheet at September 30, 2003.

Note 9: Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$20.3	$16.8	$52.4	$(154.2)
Foreign currency translation adjustment	(1.9)	(7.8)	12.0	9.9
Cumulative effect of a change in functional currency	—	—	(12.8)	—
Net deferral of hedging gains (losses), net of tax	2.6	(5.7)	—	4.1
Adjustment to minimum pension liability, net of tax	0.1	—	(0.7)	—

Comprehensive income (loss)	$21.1	$3.3	$50.9	$(140.2)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	September 30, 2003	December 31, 2002
Cumulative foreign currency translation adjustments	$(112.9)	$(112.1)
Cumulative deferral of hedging gains, net of tax	3.9	3.9
Cumulative adjustments to minimum pension liability, net of tax	(38.1)	(37.4)

Accumulated other comprehensive loss, net of tax	$(147.1)	$(145.6)

Note 10: Earnings Per Share (“EPS”)

Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises and restricted stock under the treasury stock method. Options to purchase 2.8 million shares of common stock were outstanding during the three-month period ended September 30, 2002, but were not included in the computation of diluted EPS for that period because the options’ exercise price was greater than the average market price of the common shares.

The following schedule is a reconciliation of the denominator of the diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2003	2002	2003	2002

Income before the cumulative effect of a change in accounting principle	$20.3	$16.8	$52.4	$39.6

Basic weighted average shares outstanding	66.2	65.4	66.0	65.3
Effect of dilutive securities:
Options on common stock	0.7	0.6	0.6	0.7
Restricted common stock	0.2	0.8	0.2	0.8

Diluted weighted average shares outstanding	67.1	66.8	66.8	66.8

Diluted EPS before the cumulative effect of a change in accounting principle	$0.30	$0.25	$0.79	$0.59

Note 11: Warranty Obligations

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2003	2002	2003	2002
Balance at beginning of period	$12.0	$10.5	$11.9	$11.6
Expenses for new warranties	3.7	5.6	12.3	10.6
Adjustments to pre-existing warranties	(1.4)	(0.3)	(1.9)	(0.8)
Claims paid	(3.2)	(4.6)	(11.2)	(10.2)

Balance at end of period	$11.1	$11.2	$11.1	$11.2

Note 12: Commitments and Contingent Liabilities

Commitments

Under the terms of the CDS acquisition discussed in Note 3, the Company committed to purchase the remaining 45 percent ownership interest in CDS in 2009 at a purchase price of approximately 6.5 times the average of CDS’ 2007 and 2008 earnings before interest expense, income taxes, depreciation and amortization. The Company intends to account for the purchase of the remaining 45 percent ownership interest in CDS under the purchase accounting method.

Contingent Liabilities

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $293 million at September 30, 2003, represented guarantees of the Company’s future performance. The Company had also provided approximately $16 million of bank guarantees and letters of credit to secure existing financial obligations of the Company. The majority of these financial instruments expire within two years, at which time the

Company expects to replace them through the issuance of new or extension of existing letters of credit and surety bonds. At September 30, 2003, the Company also had guarantees relating to third party financial obligations of approximately $4 million and had indemnification agreements in place approximating $1 million.

The Company and FMC Corporation are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the Separation and Distribution Agreement between FMC Corporation and FMC Technologies, which contains key provisions relating to the 2001 spin-off of the Company from FMC Corporation, FMC Corporation is required to indemnify the Company for certain claims made prior to the spin-off of the Company from FMC Corporation, as well as for other claims related to discontinued operations. The Company expects that FMC Corporation will bear responsibility for the majority of these claims. Certain claims have been asserted subsequent to the spin-off; and while the ultimate responsibility for these claims cannot yet be determined due to lack of identification of the products or premises involved, the Company also expects that FMC Corporation will bear responsibility for a majority of these claims.

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

The Company is in the process of executing a petroleum loading system contract with Sonatrach through the Company’s Energy Production Systems business segment. During the third quarter of 2003, Sonatrach asked the Company to evaluate a change in buoy locations. In October 2003, the Company made an initial assessment of these scope changes on the project’s cost and schedule, and submitted change orders to Sonatrach. The Company is currently in the process of negotiating these contract change orders and is hopeful that they will be approved in a satisfactory manner. However, management cannot provide assurance that the change orders will be approved as submitted or that resolution can be made on terms agreeable to the Company. At this stage of the negotiations, it is not possible to estimate the profit or loss that will ultimately be realized on this contract.

Note 13: Business Segment Information

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue
Energy Production Systems	$271.2	$241.4	$826.8	$666.8
Energy Processing Systems	106.1	98.6	304.1	285.9
Intercompany eliminations	(1.7)	(0.1)	(2.0)	(1.4)

Subtotal Energy Systems	375.6	339.9	1,128.9	951.3
FoodTech	127.2	120.4	387.8	364.7
Airport Systems	58.7	66.3	158.1	179.4
Intercompany eliminations	(1.4)	(1.2)	(5.1)	(4.1)

Total revenue	$560.1	$525.4	$1,669.7	$1,491.3

Income before income taxes and the cumulative effect of a change in accounting principle
Energy Production Systems	$14.0	$12.6	$50.1	$34.2
Energy Processing Systems	8.1	5.2	17.6	15.7

Subtotal Energy Systems	22.1	17.8	67.7	49.9
FoodTech	9.9	7.7	31.4	28.9
Airport Systems	5.3	5.9	8.0	10.2

Segment operating profit	37.3	31.4	107.1	89.0
Corporate expense	(5.9)	(5.6)	(18.3)	(17.6)
Other income (expense), net	(0.6)	0.9	(8.0)	(5.9)

Operating profit before net interest expense and income taxes	30.8	26.7	80.8	65.5
Net interest expense	(2.2)	(3.1)	(6.9)	(9.8)

Income before income taxes and the cumulative effect of a change in accounting principle	$28.6	$23.6	$73.9	$55.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS—SAFE HARBOR PROVISIONS

Item 2 of this report contains certain forward-looking statements that are based on management’s current views and assumptions regarding future events, future business conditions and management’s outlook for FMC Technologies, Inc. (“FMC Technologies” or the “Company”) based on currently available information.

Whenever possible, we have identified forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expects”, “should”, “could”, “may”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for our Company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to our discussion of important factors that could affect our financial position and could cause our actual results for future periods to differ materially from any opinions or statements expressed in, or implied by, these statements included in the section “Cautionary Note Regarding Forward-Looking Information” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and involve judgment.

We caution that the referenced list of factors may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events, unless required under applicable disclosure rules and regulations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared With

Three Months Ended September 30, 2002

The following table summarizes our operating results for the three months ended September 30, 2003 and 2002:

(In millions, except %)	Three Months Ended September 30,		Favorable/ (Unfavorable)
	2003	2002	$	%
Revenue
Energy Production Systems	$271.2	$241.4	$29.8	12.3%
Energy Processing Systems	106.1	98.6	7.5	7.6
Intercompany eliminations	(1.7)	(0.1)	(1.6)	*

Subtotal Energy Systems	375.6	339.9	35.7	10.5
FoodTech	127.2	120.4	6.8	5.6
Airport Systems	58.7	66.3	(7.6)	(11.5)
Intercompany eliminations	(1.4)	(1.2)	(0.2)	*

Total revenue	$560.1	$525.4	$34.7	6.6%

Segment Operating Profit
Energy Production Systems	$14.0	$12.6	$1.4	11.1%
Energy Processing Systems	8.1	5.2	2.9	55.8

Subtotal Energy Systems	22.1	17.8	4.3	24.2
FoodTech	9.9	7.7	2.2	28.6
Airport Systems	5.3	5.9	(0.6)	(10.2)

Total segment operating profit	37.3	31.4	5.9	18.8
Corporate expense	(5.9)	(5.6)	(0.3)	(5.4)
Other income (expense), net	(0.6)	0.9	(1.5)	*

Operating profit before net interest expense and income taxes	30.8	26.7	4.1	15.4
Net interest expense	(2.2)	(3.1)	0.9	29.0

Income before income taxes	28.6	23.6	5.0	21.2
Provision for income taxes	8.3	6.8	(1.5)	(22.1)

Net income	$20.3	$16.8	$3.5	20.8%

*	Not meaningful

CONSOLIDATED RESULTS OF OPERATIONS

Our total revenue for the three months ended September 30, 2003, increased 6.6% to $560.1 million. Higher sales reported by our Energy Systems and FoodTech businesses were partially offset by lower sales of Airport Systems.

Our pre-tax income for the three months ended September 30, 2003, of $28.6 million ($20.3 million after tax), compared favorably with pre-tax income for the quarter ended September 30, 2002, of $23.6 million ($16.8 million after tax). The increase in 2003 pre-tax income was primarily attributable to higher segment operating profit from our Energy Systems and FoodTech businesses, partially offset by lower profitability from Airport Systems and an increase in other expense, net.

Management expects 2003 full-year earnings to be in the upper end of the range of $1.05 to $1.15 per diluted share, a 15 to 20 percent increase over full-year 2002 earnings per share before the cumulative effect of a change in accounting principle.

When developing our 2004 outlook, we identified more uncertainty and variability than in prior years. While there is a significant amount of variability in our 2004 outlook, we currently anticipate some improvement in each of our business segments in 2004. Our outlook is qualified by consideration of various risks and uncertainties identified in the discussion of our results of operations below and others which are detailed in the section “Cautionary Note Regarding Forward-Looking Information” in Part I, Item 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, all of which could cause our actual results to vary significantly from our current outlook.

OPERATING RESULTS OF BUSINESS SEGMENTS

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest expense and income associated with corporate debt facilities and investments, income taxes and other income (expense), net.

Energy Production Systems

Energy Production Systems’ revenue was higher in the third quarter of 2003 when compared with the third quarter of 2002. Increased revenue related primarily to subsea and surface systems. Higher revenue for subsea systems was primarily attributable to progress on projects in the Gulf of Mexico and the North Sea, partially offset by a decrease in shipments to West Africa. Surface systems’ sales were stronger in Asia, the Middle East and Europe and, to a lesser extent, in North America, reflecting the impact of increased land-based drilling activity in those regions.

Energy Production Systems’ operating profit in the third quarter of 2003 increased compared with the third quarter of 2002 as a result of higher volumes in our surface and subsea businesses, partially offset by a loss recorded in our floating production systems business.

We are currently in the process of executing a petroleum loading system contract with Sonatrach. During the third quarter of 2003, Sonatrach asked us to evaluate a change in buoy locations. In October 2003, we made an initial assessment of these scope changes on the project’s cost and schedule, and submitted change orders to Sonatrach. We are currently in the process of negotiating these contract change orders and are hopeful that they will be approved in a satisfactory manner. However, we cannot provide assurance that the change orders will be approved as submitted or that resolution can be made on terms agreeable to us. At this stage of the negotiations, it is not possible to estimate the profit or loss that will ultimately be realized on this contract.

For full-year 2004, we expect slight growth in overall profitability for the Energy Production Systems business segment. We anticipate growth to come from higher earnings in floating production systems and a full-year benefit of our 55% ownership interest in CDS Engineering and associated assets (“CDS”). However, our ability to accurately project the subsea systems activity for 2004 has been limited by several factors, including a higher percentage of subsea system projects being awarded based upon a bid process, modifications to project specifications during the bid process and delays by oil companies in the awarding of projects. In addition, the 2004 outlook for Energy Production Systems is subject to significant uncertainty related to the Sonatrach contract. Our forecast assumes profit contribution from the Sonatrach contract at a break-even level.

Energy Processing Systems

Energy Processing Systems’ revenue for the three months ended September 30, 2003, was higher when compared with the same period in 2002. Increased sales volume was primarily attributable to stronger demand for metering systems in the measurement solutions business. In addition, fluid control equipment sales were higher when compared with 2002, as stronger sales of WECO®/Chiksan® equipment reflected stronger demand related to increased rig counts.

Energy Processing Systems’ operating profit in the third quarter of 2003 increased when compared with the third quarter of 2002. Improved profitability was primarily the result of higher sales volumes and higher margins in the fluid control business and, to a lesser extent, increased sales volume in our loading systems and measurement businesses.

For full-year 2004, we anticipate the Energy Processing Systems business to continue to reflect the positive impact of increased oilfield activity and higher rig counts on sales of WECO®/Chiksan® equipment. In addition, we have potential for growth in the loading systems business, based on an increase in demand for liquefied natural gas.

FoodTech

FoodTech’s revenue increased in the third quarter of 2003 compared with the third quarter of 2002. Higher revenue, reflecting increased volumes of protein, tomato and citrus processing equipment and the favorable impact of foreign currency translation, was partially offset by lower revenue from sales of freezing systems, primarily attributable to unfavorable economic conditions in Europe.

FoodTech’s operating profit in the third quarter of 2003 increased compared with the third quarter of 2002. Increased profit was attributable to higher volumes and lower costs, the latter reflecting a favorable adjustment relating to a foreign sales tax. Lower profit from sales of freezing systems during the quarter partially offset the increase in segment profitability.

FoodTech’s business is seasonal, resulting in higher activity in the second and fourth quarters of each year. Based on seasonal factors, we again anticipate a strong fourth quarter for FoodTech in 2003. In 2004, we expect this business segment to perform at the same level or improve slightly compared with 2003, with improved results coming from food processing and food sterilization equipment. However, improved results are likely to be offset by the negative impact of competitive trends and continued consolidation in the food industry.

Airport Systems

Airport Systems’ revenue decreased in the third quarter of 2003 compared with the third quarter of 2002, reflecting lower sales of Halvorsen loaders to the U.S. Air Force. The decrease in revenue was partially offset by higher sales of automated material handling systems and an increase in sales of airport ground support equipment to customers outside of the United States.

Airport Systems’ operating profit in the third quarter of 2003 decreased compared with the third quarter of 2002. The decrease was primarily attributable to lower sales volumes of Halvorsen loaders, partially offset by the favorable impact of higher volumes of airport ground support equipment.

In 2004, we expect Airport Systems’ operating profit to improve slightly over 2003 results. We have begun to see a gradual strengthening in the international airlines. In addition, the U.S. Air Force has received government approval of funding for the purchase of additional Halvorsen loaders. We await their order for 2004 and anticipate that Halvorsen loader deliveries will be somewhat lower in 2004 compared with 2003.

Order Backlog

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	September 30, 2003	December 31, 2002	September 30, 2002
Energy Production Systems	$663.8	$822.5	$651.6
Energy Processing Systems	124.2	110.0	111.3

Subtotal Energy Systems	788.0	932.5	762.9
FoodTech	120.6	107.2	106.2
Airport Systems	112.7	112.0	106.3

Total backlog	$1,021.3	$1,151.7	$975.4

Energy Production Systems’ order backlog at September 30, 2003, was lower when compared with December 31, 2002, primarily attributable to lower order backlog for subsea systems, reflecting delays in the awarding of projects. Compared with September 30, 2002, higher order backlog at September 30, 2003, was primarily the result of the Sonatrach order for floating production systems, partially offset by lower order backlog for subsea systems.

Energy Processing Systems’ order backlog at September 30, 2003, was higher when compared with December 31, 2002, reflecting increased order backlog for loading systems and measurement solutions. Compared with September 30, 2002, order backlog at September 30, 2003, was higher, reflecting increased order backlog for loading systems and fluid control equipment. The increases in order backlog were partially offset by a decrease in order backlog for blending and transfer systems in both periods.

FoodTech’s order backlog at September 30, 2003, was higher when compared with December 31, 2002, primarily as a result of an increase in orders for freezing systems and food sterilization equipment, partially offset by a lower order backlog for fruit and vegetable processing equipment. When compared with September 30, 2002, higher order backlog at September 30, 2003, was primarily attributable to a higher level of order backlog for protein cooking equipment, reflecting higher demand from the North American poultry market, and higher orders of food sterilization equipment, partly offset by a reduction in order backlog for fruit and vegetable processing equipment. In addition, the increase in FoodTech’s order backlog at September 30, 2003, reflected the favorable impact of foreign currency exchange rates.

Airport Systems’ order backlog at September 30, 2003, was essentially flat when compared with December 31, 2002. Lower order backlog for Halvorsen loaders was substantially offset by higher order backlog for airport ground support equipment, as a result of orders received from international airlines and freight companies, and Jetway® passenger boarding bridges. When compared with September 30, 2002, higher backlog at September 30, 2003, was associated with airport ground support equipment and Jetway® passenger boarding bridges. The increase was partially offset by a decrease in order backlog for Halvorsen loaders. While the U.S. Air Force has received government approval of funding for the purchase of additional Halvorsen loaders, we are awaiting receipt of the order for 2004; consequently, order backlog at September 30, 2003, does not include any amounts relating to Halvorsen loader activity in 2004.

OTHER COSTS AND EXPENSES

Corporate Expense

Corporate expense increased slightly during the quarter ended September 30, 2003, compared with the same quarter in 2002, primarily due to higher insurance costs in 2003, partially offset by the favorable impact of cost reduction initiatives.

Other Income (Expense), Net

Other income (expense), net, is comprised primarily of LIFO inventory adjustments, net expenses related to employee pension and other postretirement benefits, foreign currency gains and losses and restricted stock compensation expense.

In the third quarter of 2003, other expense, net, was $0.6 million versus $0.9 million of other income, net, in the third quarter of 2002. The unfavorable comparison to the prior year quarter was primarily attributable to a gain of $1.3 million recorded in the third quarter of 2002 in connection with the sale of the Company plane, partially offset by the favorable impact of foreign currency related gains in 2003.

Net Interest Expense

Net interest expense decreased in the third quarter of 2003 compared to the third quarter of 2002 as a result of reduced interest rates.

We have entered into a series of interest rate swaps maturing in June 2008 that have fixed the interest rate on $150.0 million of our commercial paper portfolio at 2.9%.

Income Tax Expense

Income tax expense for the third quarter of 2003 was $8.3 million on pre-tax earnings of $28.6 million. Income tax expense for the three months ended September 30, 2002, was $6.8 million on pre-tax earnings of $23.6 million. The difference between our effective income tax rate of 29% during these periods and the statutory U.S. federal income tax rate relates primarily to the difference between the U.S. tax rate and foreign tax rates applied to foreign earnings and qualifying foreign trade income not subject to U.S. tax.

We estimate that our effective tax rate for full-year 2003 will be 29%.

Nine Months Ended September 30, 2003 Compared With

Nine Months Ended September 30, 2002

The following table summarizes our operating results for the nine months ended September 30, 2003 and 2002:

(In millions, except %)	Nine Months Ended September 30,		Favorable/ (Unfavorable)
	2003	2002	$	%
Revenue
Energy Production Systems	$826.8	$666.8	$160.0	24.0%
Energy Processing Systems	304.1	285.9	18.2	6.4
Intercompany eliminations	(2.0)	(1.4)	(0.6)	*

Subtotal Energy Systems	1,128.9	951.3	177.6	18.7
FoodTech	387.8	364.7	23.1	6.3
Airport Systems	158.1	179.4	(21.3)	(11.9)
Intercompany eliminations	(5.1)	(4.1)	(1.0)	*

Total revenue	$1,669.7	$1,491.3	$178.4	12.0%

Segment Operating Profit
Energy Production Systems	$50.1	$34.2	$15.9	46.5%
Energy Processing Systems	17.6	15.7	1.9	12.1

Subtotal Energy Systems	67.7	49.9	17.8	35.7
FoodTech	31.4	28.9	2.5	8.7
Airport Systems	8.0	10.2	(2.2)	(21.6)

Total segment operating profit	107.1	89.0	18.1	20.3
Corporate expense	(18.3)	(17.6)	(0.7)	(4.0)
Other expense, net	(8.0)	(5.9)	(2.1)	(35.6)

Operating profit before net interest expense and income taxes	80.8	65.5	15.3	23.4
Net interest expense	(6.9)	(9.8)	2.9	29.6

Income before income taxes	73.9	55.7	18.2	32.7
Provision for income taxes	21.5	16.1	(5.4)	(33.5)

Income before the cumulative effect of a change in accounting principle	52.4	39.6	12.8	32.3
Cumulative effect of a change in accounting principle, net of income taxes	—	(193.8)	193.8	*

Net income (loss)	$52.4	$(154.2)	$206.6	*

*	Not meaningful

CONSOLIDATED RESULTS OF OPERATIONS

Revenue for the nine months ended September 30, 2003 was $1.7 billion, an increase of 12% compared with the nine months ended September 30, 2002. Higher sales attributable to our Energy Systems businesses and, to a lesser extent, FoodTech, were partially offset by lower sales of Airport Systems.

Income before income taxes for the nine months ended September 30, 2003 of $73.9 million ($52.4 million after tax) compared favorably with income before income taxes and the cumulative effect of a change in accounting principle for the nine months ended September 30, 2002 of $55.7 million ($39.6 million after tax). The increase in income before income taxes in 2003 was primarily attributable to higher segment operating profit and lower net interest expense, partially offset by higher other expense, net.

We recorded net income of $52.4 million for the nine months ended September 30, 2003. A net loss of $154.2 million for the nine months ended September 30, 2002 included the cumulative effect of a change in accounting principle of $215.0 million ($193.8 million after tax) recorded in the first quarter of 2002. On January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which together with SFAS No. 141, “Business Combinations,” provides guidance for the recognition, amortization and continuing valuation of goodwill and other intangible assets acquired in a business combination. We completed the goodwill impairment testing that is required upon adoption of SFAS No. 142 during the first quarter of 2002. The adoption of SFAS No. 142 on January 1, 2002, resulted in a loss from the cumulative effect of a change in accounting principle affecting the FoodTech business segment ($117.4 million before tax; $98.3 million after tax) and the Energy Processing Systems business segment ($97.6 million before tax; $95.5 million after tax). This loss was not the result of a change in the outlook of the businesses but was due to a change in the method of measuring goodwill impairment as required by the adoption of SFAS No. 142. The impact of adopting the provisions of SFAS No. 142 relating to goodwill amortization resulted in our discontinuing the amortization of goodwill beginning January 1, 2002.

OPERATING RESULTS OF BUSINESS SEGMENTS

Energy Production Systems

Energy Production Systems’ revenue and operating profit increased in the first nine months of 2003 compared with the same period in 2002. Higher revenue was primarily attributable to subsea systems for projects in the major offshore oil and gas producing basins. To a lesser extent, higher sales also reflected an increase in sales of surface systems and the favorable impact of foreign currency exchange rates. Increased profitability from higher sales volumes in our subsea and surface businesses was partially offset by lower profitability in floating production systems.

Energy Processing Systems

Energy Processing Systems’ revenue and operating profit increased in the first nine months of 2003 compared with the same period in 2002. We recorded higher revenue in 2003 in each of the businesses, with the most notable increases arising from the measurement solutions and fluid control businesses. Higher operating profit in 2003 reflected improvement in the fluid control equipment business, partially offset by lower profitability for the blending and transfer business and higher period costs associated with contract reserve adjustments.

FoodTech

FoodTech’s revenue and operating profit increased in the first nine months of 2003 compared with the same period in 2002. The increase in revenue reflected the favorable impact of foreign currency exchange rates, higher sales of food processing equipment in Asia, Europe and Africa, and sales of protein processing equipment in North America, partially offset by lower sales of freezing systems and the unfavorable impact of competitive pressure in the citrus businesses. The increase in profitability was primarily attributable to higher sales volumes and lower costs.

Airport Systems

Airport Systems’ revenue and operating profit decreased in the first nine months of 2003 compared with the same period in 2002, primarily a result of the weakness in the commercial airline industry in the United States. Lower revenue from sales of Jetway® passenger boarding bridges and, to a lesser extent, Halvorsen loaders, was partially offset by increased sales in the automated material handling systems business. Lower profitability reflected the impact of decreased sales volumes, partially offset by the favorable impact of lower costs in the Jetway® and airport ground support businesses.

OTHER COSTS AND EXPENSES

Corporate Expense

Corporate expense increased during the nine months ended September 30, 2003, compared with the same period in 2002, resulting primarily from higher insurance premiums in 2003.

Other Expense, Net

Other expense, net, increased in the nine-month period ended September 30, 2003, when compared with the same period in 2002. The increase in expense was primarily due to higher pension expense in 2003 and a $1.3 million gain recorded in 2002 relating to the sale of the Company plane. Foreign currency related gains and lower restricted stock expense partially offset the increase in 2003 other expense, net.

Net Interest Expense

After implementing a commercial paper program in first quarter 2003, we have realized appreciably lower interest costs on our outstanding debt. More than two-thirds of our total debt obligation at September 30, 2002, was from our five-year credit facility and carried interest rates in excess of 5%. At September 30, 2003, a full three-fourths of our total debt obligation was in the form of commercial paper and carried interest rates below 3%. The establishment of our commercial paper program has created a 30% reduction in interest expense for the nine months ended September 30, 2003, as compared to the prior year period.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2003, was $21.5 million on pre-tax income of $73.9 million. Income tax expense for the nine months ended September 30, 2002, was $16.1 million on pre-tax income of $55.7 million. The difference between our effective income tax rate of 29% during these periods and the statutory U.S. federal income tax rate related primarily to the difference between the U.S. tax rate and foreign tax rates applied to foreign earnings and qualifying foreign trade income not subject to U.S. tax.

LIQUIDITY AND CAPITAL RESOURCES

Our net debt at September 30, 2003, and December 31, 2002, was $217.9 million and $202.5 million, respectively. Net debt includes short- and long-term debt and the current portion of long-term debt, net of cash and cash equivalents. The increase in net debt is attributable to increased borrowings of $43.9 million used to acquire a 55% ownership interest in CDS, $35.9 million used to retire certain sale-leaseback obligations and $15.0 million used for contributions to our U.S. pension plan. The increase in net debt attributable to these borrowings was largely offset by increased cash flow from operations.

Cash flow during the nine months ended September 30, 2003 and 2002 was as follows:

(In millions)	Nine Months Ended September 30,
	2003	2002
Cash provided by operating activities	$105.6	$67.8
Cash required by discontinued operations	(4.9)	(4.4)
Cash required by investing activities	(118.7)	(45.2)
Cash provided (required) by financing activities	35.5	(7.5)
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.1)

Increase in cash and cash equivalents	$18.0	$10.6

Cash provided by operating activities for the first nine months of 2003 increased when compared with the same period in 2002 by more than $37 million, primarily resulting from higher net income after adjusting for non-cash components of income.

At September 30, 2003, operating working capital was $140.5 million, a decrease of $16.8 million when compared with operating working capital of $157.3 million at December 31, 2002. Operating working capital is calculated as current assets less current liabilities, adjusted to exclude cash and cash equivalents, amounts due from FMC Corporation, short-term debt, the current portion of long-term debt and income tax balances. Our operating working capital balances vary significantly depending on the payment terms and timing of delivery on key contracts. The decrease in operating working capital during the nine months ended September 30, 2003, relates to a higher level of advance payments, particularly from our Energy Production Systems’ customers.

The increase in cash required by investing activities for the nine month period in 2003 compared with the nine month period in 2002 reflects the payment of $43.9 million, net, for majority ownership interest in CDS. We will acquire the remaining ownership interest in CDS in 2009 at a purchase price of approximately 6.5 times the average of CDS’ 2007 and 2008 earnings before interest expense, income taxes, depreciation and amortization. In addition, we retired $35.9 million in sale-leaseback obligations, and replaced the obligation with lower cost balance sheet debt.

The following is a summary of our committed credit facilities at September 30, 2003, the amount of debt outstanding under the committed credit facilities, the amount of unused capacity, and maturity dates:

(In millions)
Description	Commitment Amount	Debt Outstanding Under Committed Credit Facilities	Unused Capacity		Maturity
Five-year revolving credit facility (A)	$250.0	$50.0	$185.1	(B)	April, 2006
364-day revolving credit facility	150.0	—	150.0		April, 2004

	$400.0	$50.0	$335.1	(C)

(A)	The five-year revolving credit facility allows us to obtain a total of $100.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with this facility.

(B)	At September 30, 2003, available capacity was reduced by $14.9 million of standby letters of credit associated with the five-year revolving credit facility.

(C)	Outstanding commercial paper may not exceed the unused portion of the committed revolving credit facilities. Therefore, the outstanding balance of commercial paper combined with the debt outstanding under committed credit facilities and the amount in standby letters of credit was limited to $400.0 at September 30, 2003.

In April 2003, we renewed our committed 364-day revolving credit facility to allow for borrowings of up to $150.0 million under similar terms.

Among other restrictions, the terms of the committed credit agreements include negative covenants related to liens, and financial covenants related to consolidated tangible net worth, debt to earnings ratios and interest coverage ratios. We are in compliance with all debt covenants as of September 30, 2003. During the third quarter of 2003, these borrowings carried an effective annual interest rate of 100 basis points above the one-month London Interbank Offered Rate.

During the first quarter of 2003, we initiated our commercial paper program. Under this program, and subject to available capacity under our revolving credit facilities, we have the ability to access up to $400 million of short-term financing through our commercial paper dealers. We paid down $100.0 million of borrowings under our five-year revolving credit facility, and $35.0 million in short-term borrowings, primarily with proceeds from our borrowings under the commercial paper program.

At September 30, 2003, there was $199.9 million in total commercial paper outstanding, of which $185.1 million was classified as long-term on the consolidated balance sheet. Committed credit available under the five-year revolving credit facility provides the ability to refinance a portion of our commercial paper obligations on a long-term basis.

We have an interest rate swap agreement maturing in June 2004 related to $50.0 million of the long-term borrowings that fixes the interest rate thereon at an average rate of 5.37%. The interest rate swap is accounted for as a cash flow hedge and its fair value is included in other current liabilities and other liabilities on the September 30, 2003, and December 31, 2002, consolidated balance sheets, respectively. We also have interest rate swaps related to $150.0 million of our commercial paper borrowings. The effect of these interest rate swaps is to fix the effective annual interest rate of these borrowings at 2.9%. The swaps mature in June 2008, are accounted for as cash flow hedges, and are included in other assets at fair value on our consolidated balance sheet at September 30, 2003.

Short-term debt was $33.2 million and $59.4 million at September 30, 2003, and December 31, 2002, respectively.

Our uncommitted credit facilities included three domestic money-market facilities and credit lines for many of our international subsidiaries. Borrowings under uncommitted facilities totaled $1.7 million and $16.0 million at September 30, 2003, and December 31, 2002, respectively.

We also have an uncommitted credit agreement with MODEC International LLC (“MODEC LLC”), a 37.5%-owned joint venture, whereby MODEC LLC loans its excess cash to us. Under terms of the credit agreement, the interest rate is based on the monthly weighted average interest rate we pay on our domestic credit facilities and commercial paper, which was 1.3% at September 30, 2003, and 2.2% at December 31, 2002. At September 30, 2003 and December 31, 2002, borrowings from MODEC LLC amounted to $16.7 million and $23.4 million, respectively, and were included in short-term debt on our consolidated balance sheets.

MODEC, Inc., an affiliate of our joint venture partner in MODEC LLC, completed an initial public offering of approximately 11% of its common stock on the Tokyo Stock Exchange in July 2003. Beginning in May 2004, we will have an annual right during the 120 day period following the issuance of the annual report of MODEC, Inc. to convert all or a portion of our joint venture interest in MODEC LLC into shares of common stock of MODEC, Inc. or, at MODEC, Inc.’s option, a combination of cash and common stock with equivalent value. The conversion right expires on December 31, 2020. The number of shares of MODEC, Inc. obtainable upon any such conversion is determined pursuant to a formula based on the relative income of MODEC, Inc. and MODEC LLC, respectively, for the two fiscal years preceding such conversion. We have no current plans to convert our joint venture interest in MODEC LLC and there can be no assurance as to the timing or terms of any such conversion. However, if the conversion rights were currently exercised in full, we believe that it would result in our receipt of common stock and/or cash totaling approximately 13% of the equity market value of MODEC, Inc. The percentage interest in MODEC, Inc. available to us at the time of any such exercise, and the value of that interest, may vary significantly from that estimate.

Our accumulated other comprehensive loss increased from $145.6 million at December 31, 2002, to $147.1 million at September 30, 2003. Foreign currency translation adjustments included in accumulated other comprehensive loss during 2003 reflected the impact of a strengthening U.S. dollar against the Norwegian krone, offset somewhat by the impact of a weaker U.S. dollar against the euro and the Brazilian real. During the second quarter of 2003, we implemented a functional currency change at one of our foreign subsidiaries resulting in a $12.8 million increase in other comprehensive loss, primarily reflecting a reduction in net property, plant and equipment.

Pursuant to terms of the Tax Sharing Agreement we have with FMC Corporation, certain actions related to the sale of assets or the sale or issuance of additional securities (including securities convertible into stock) are potentially restricted for a period of 30 months following the Distribution (i.e., through June 30, 2004). In general, such actions are not restricted if we obtain (a) a supplemental ruling from the IRS that such actions do not cause the Distribution to be taxable, or (b) an acceptable letter of credit sufficient in amount to cover any potential tax, interest and penalties that result from a determination that such actions cause the Distribution to be taxable. The IRS has announced certain changes to its private ruling policy, which we believe effectively eliminate our ability to obtain a supplemental IRS ruling. We do not expect restrictions under the Tax Sharing Agreement to significantly limit our ability to engage in strategic transactions.

We expect to meet our operating needs, fund capital expenditures, pension plan contributions and potential acquisitions and meet debt service requirements through cash generated from operations and the credit facilities discussed above. We forecast approximately $60 million in capital spending for 2003, excluding the $15.1 million in capital expenditures related to the first quarter 2003 repurchase of equipment as a result of the termination of certain sale-leaseback obligations. We continue to evaluate potential acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2002, for a discussion of our critical accounting estimates. During the nine months ended September 30, 2003, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” was issued. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and accounting for hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 was generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance was to be applied prospectively. SFAS No. 149 did not have a material effect on our financial position or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation was effective immediately for variable interests in variable interest entities created or obtained after January 31, 2003. As amended by FASB Staff Position No. FIN 46-6, Interpretation No. 46 is effective for public enterprises, such as FMC Technologies, with a variable interest in a variable interest entity created before February 1, 2003, at the end of the first interim or annual reporting period ending after December 15, 2003. In connection with the retirement of our sale-leaseback obligations, we terminated our variable interest in a variable interest entity during the first quarter of 2003. Consequently, this Interpretation is not expected to have a material impact on our financial position or results of operations.

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

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached consensus regarding when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if so, how consideration should be allocated. The new guidance, EITF Abstract No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” applies to revenue arrangements entered into after June 15, 2003. While the conclusions in this consensus will not have an impact on the total amount of revenue recorded under an arrangement, they may have some impact on the timing of that revenue recognition. Implementation of the provisions of this consensus did not have a material impact on our financial position or results of operations.

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

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. (the “Company”) as of September 30, 2003, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Chicago, Illinois

October 27, 2003

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and FMC Corporation are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the Separation and Distribution Agreement between FMC Corporation and FMC Technologies, which contains key provisions relating to the 2001 spin-off of the Company from FMC Corporation, FMC Corporation is required to indemnify the Company for certain claims made prior to the spin-off of the Company from FMC Corporation, as well as for other claims related to discontinued operations. The Company expects that FMC Corporation will bear responsibility for the majority of these claims. Certain claims have been asserted subsequent to the spin-off; and while the ultimate responsibility for these claims cannot yet be determined due to the lack of identification of the products or premises involved, the Company also expects that FMC Corporation will bear responsibility for a majority of these claims.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number in Exhibit Table	Description

10.4.a	First Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan.

10.4.b	Second Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan.

10.8.e	Third Amendment of the FMC Technologies, Inc. Savings and Investment Plan.

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Current Report on Form 8-K dated July 24, 2003, furnishing a press release announcing the Company’s financial results for the fiscal quarter ended June 30, 2003.

Current Report on Form 8-K dated August 25, 2003, furnishing a press release announcing the acquisition of a controlling interest in CDS Engineering and associated assets.

Current Report on Form 8-K dated September 4, 2003, containing information presented at the Lehman Brothers CEO Energy/Power conference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC. (Registrant)

/S/ RONALD D. MAMBU

Ronald D. Mambu Vice President, Controller, and duly authorized officer

Date: November 12, 2003

EXHIBIT INDEX

Number in Exhibit Table	Description

10.4.a	First Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan.

10.4.b	Second Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan.

10.8.e	Third Amendment of the FMC Technologies, Inc. Savings and Investment Plan.

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.