Form 10-K
period 2003-12-31
FMC TECHNOLOGIES INC
filed 2004-03-12
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-2376

FMC TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4412642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1803 Gears Road, Houston, Texas	77067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	281/591-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT’S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, DETERMINED BY MULTIPLYING THE OUTSTANDING SHARES ON JUNE 30, 2003, BY THE CLOSING PRICE ON SUCH DAY OF $21.05 AS REPORTED ON THE NEW YORK STOCK EXCHANGE, WAS $1,273,646,000.*

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF FEBRUARY 27, 2004 WAS 66,905,385.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of 2003 Annual Report to Stockholders	Part I, Item 1; Part II, Items 5, 6, 7, 7A and 8
Portions of Proxy Statement for the 2004 Annual Meeting of Stockholders	Part II, Item 5; Part III

*	Excludes 5,590,504 shares of the registrant’s Common Stock held by directors, officers and holders of more than 5% of the registrant’s Common Stock as of June 30, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I

FMC Technologies, Inc. (the “Company”) was incorporated in 2000 under Delaware law and has its principal executive offices at 1803 Gears Road, Houston, Texas 77067. As used in this report, except where otherwise stated or indicated by the context, the “Company” means the Company and its consolidated subsidiaries.

ITEM 1.	BUSINESS

General Development of Business

Information required by this item is incorporated herein by reference from Note 1 and Note 4 to the Company’s consolidated financial statements on pages 58, and 62 through 64, respectively, of the 2003 Annual Report to Stockholders.

Financial Information About Segments

Information required by this item is incorporated herein by reference from Note 21 to the Company’s consolidated financial statements on pages 85 through 88 of the 2003 Annual Report to Stockholders.

Narrative Description of Business

The Company is a global leader providing mission-critical solutions, based on innovative, industry-leading technologies, for the energy, food processing, and air transportation industries. The Company designs, manufactures and services sophisticated machinery and systems for its customers through its Energy Systems (comprising Energy Production Systems and Energy Processing Systems), FoodTech and Airport Systems business segments.

Information required by this item is incorporated herein by reference from pages 10 through 29 of the 2003 Annual Report to Stockholders.

Principal Products

Information required by this item is incorporated herein by reference from the section entitled “Strategic Outlook” on pages 28 and 29 of the 2003 Annual Report to Stockholders and from Note 21 to the Company’s consolidated financial statements on page 86 of the 2003 Annual Report to Stockholders.

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

Patents, Trademarks and Licenses

The Company owns a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to its businesses. The Company has approximately 2,000 issued patents and pending patent applications worldwide. Further, the Company licenses certain intellectual property rights to or from third parties. The Company also owns numerous U.S. and foreign trademarks and trade names and has approximately 800 registrations and pending applications in the United States and abroad. The Company does not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of the Company.

Seasonality

Airport Systems’ sales of deicers are usually greater in the fourth quarter of each year, as customers prepare for severe winter weather. In addition, due to the seasonal nature of fruit and vegetable production, sales of certain FoodTech products are typically greater in the second and fourth quarters of each year.

Energy Processing Systems’ sales are typically higher in the second half of the fiscal year, primarily attributable to increased seasonal demand for loading systems and measurement solutions.

Order Backlog

Information required by this item is incorporated herein by reference from the section entitled “Inbound Orders and Order Backlog” on page 41 of the 2003 Annual Report to Stockholders.

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

The Company competes by leveraging its industry experience to provide advanced technology, integrated systems, high product quality and reliability and quality aftermarket service. The Energy Systems businesses differentiate themselves by the depth of their industry experience, engineering and design capabilities, product performance, integrated systems, global manufacturing capability, quality, reliability, service and price. FoodTech and Airport Systems differentiate themselves on many of the same bases as the Energy Systems businesses – the depth of their industry experience, engineering and design capabilities, product performance, integrated systems, quality, reliability, service and price and, in the food processing industry in particular, on the basis of yield and hygiene.

Research and Development

Information required by this item is incorporated herein by reference from Note 21 to the Company’s consolidated financial statements on page 88 of the 2003 Annual Report to Stockholders.

Employees

As of December 31, 2003, the Company had approximately 8,600 full-time employees. Approximately 4,100 were located in the United States, and approximately 4,500 were located in other countries. The Company believes that its relations with its employees are good.

Financial Information about Geographic Areas

Information required by this item is incorporated herein by reference from Note 21 to the Company’s consolidated financial statements on page 88 of the 2003 Annual Report to Stockholders.

Available Information

This Form 10-K, the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the Company’s website at www.fmctechnologies.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

The Company owns executive offices in Houston, Texas and leases executive offices in Chicago, Illinois. The Company operates 32 manufacturing facilities in 16 countries.

The Company believes its properties and facilities meet present requirements and are in good operating condition and that each of its significant manufacturing facilities is operating at a level consistent with the requirements of the industry in which it operates.

The significant production properties for the Energy Production Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Oklahoma City, Oklahoma	40,000	Owned
*Houston, Texas	390,000	Owned
International:
Rio de Janeiro, Brazil	225,000	Owned
*Sens, France	185,000	Owned
Arnhem, The Netherlands	14,000	Owned
*Kongsberg, Norway	568,000	Leased
*Singapore, RS	97,000	Owned
Dunfermline, Scotland	152,000	Owned
Maracaibo, Venezuela	60,000	Owned

* These facilities are production properties for both Energy Production Systems and Energy Processing Systems.

The significant production properties for the Energy Processing Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Tupelo, Mississippi	330,000	Owned
Erie, Pennsylvania	350,000	Owned
Homer City, Pennsylvania	267,000	Owned
Corpus Christi, Texas	15,000	Owned
Stephenville, Texas	300,000	Owned
International:
Ellerbek, Germany	200,000	Owned

The significant production properties for the FoodTech operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Madera, California	250,000	Owned
Lakeland, Florida	208,000	Owned
Kennesaw, Georgia	32,000	Leased
Northfield, Minnesota	68,000	Owned/Leased
Sandusky, Ohio	140,000	Owned
Newberg, Oregon	101,000	Leased
Redmond, Washington	18,000	Leased
International:
St. Niklaas, Belgium	539,000	Owned
Araraquara, Brazil	94,000	Owned
Collecchio, Italy	34,000	Leased
Parma, Italy	68,000	Owned
Helsingborg, Sweden	227,000	Owned/Leased

The significant production properties for the Airport Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Orlando, Florida	253,000	Owned
Ogden, Utah	250,000	Owned/Leased
International:
Madrid, Spain	27,000	Owned

ITEM 3.	LEGAL PROCEEDINGS

The Company and FMC Corporation are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the Separation and Distribution Agreement between FMC Corporation and FMC Technologies, which contains key provision relating to the 2001 spin-off of the Company from FMC Corporation, FMC Corporation is required to indemnify the Company for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. The Company expects that FMC Corporation will bear responsibility for the majority of these claims. Certain claims have been asserted subsequent to the spin-off; and while the ultimate responsibility for these claims cannot yet be determined due to lack of identification of the products or premises involved, the Company also expects that FMC Corporation will bear responsibility for a majority of these claims.

In February 2003, the Company initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc., seeking recovery of scheduled payments owed and compensatory, punitive and other damages. A trial is currently scheduled to begin in October 2004.

In August 2002, the Company initiated court action in the United Kingdom to confirm that certain components of its subsea production systems’ designs do not conflict with a patent issued to Cooper Cameron Corporation in Europe. In response, Cooper Cameron Corporation initiated court action alleging infringement of certain of its U.K. patents. In March 2004, the Company and Cooper Cameron Corporation resolved all claims and disputes related to this litigation. The terms of the settlement include a cross-license of patents between the Company and Cooper Cameron Corporation.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

Executive Officers of the Registrant

The executive officers of the Company, together with the offices in the Company currently held by them, their business experience and their ages as of February 27, 2004, are as follows:

Name	Age	Office, year of election and other information for past five years
Joseph H. Netherland	57	Chairman, President and Chief Executive Officer (2001); President of FMC Corporation (1999); Executive Vice President of FMC Corporation (1998)
William H. Schumann, III	53	Treasurer (2002); Senior Vice President and Chief Financial Officer (2001); Senior Vice President and Chief Financial Officer of FMC Corporation (1999); Vice President, Corporate Development of FMC Corporation (1998)
Charles H. Cannon, Jr.	51	Vice President and General Manager—FoodTech and Airport Systems (2001); Vice President and General Manager of FMC Corporation—FMC FoodTech (1994) and Transportation Systems Group of FMC Corporation (1998)
Jeffrey W. Carr	47	Vice President, General Counsel and Secretary (2001); Associate General Counsel of FMC Corporation (1997)
Peter D. Kinnear	56	Vice President (2001); Vice President of FMC Corporation (2000); General Manager, Petroleum Equipment and Systems Division of FMC Corporation (1994)
Ronald D. Mambu	54	Vice President and Controller (2001); Vice President and Controller of FMC Corporation (1995)
Michael W. Murray	57	Vice President, Human Resources (2001); Vice President, Human Resources of FMC Corporation (1995)
Robert L. Potter	53	Vice President (2001); Division President of Energy Transportation and Measurement Division of FMC Corporation (1995)

No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. All officers are elected to hold office until their successors are elected and qualified. The Company was formerly a wholly owned subsidiary of FMC Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

FMC Technologies, Inc. is listed on the New York Stock Exchange under the symbol FTI. High and low sales prices for the Company’s common stock are incorporated herein by reference from Note 22 to the Company’s consolidated financial statements on page 89 of the 2003 Annual Report to Stockholders.

As of February 27, 2004, there were 5,722 holders of record of the Company’s common stock.

The Company did not pay dividends on its common stock in 2003 and does not expect to pay dividends on its common stock in 2004.

Information regarding the Company’s equity compensation plans is incorporated herein by reference from the section entitled “Equity Compensation Plan Information” appearing on page 27 of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

Information required by this item is incorporated herein by reference from the section entitled “Selected Historical Financial Data” on pages 92 and 93 of the 2003 Annual Report to Stockholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is incorporated herein by reference from the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 33 through 50 of the 2003 Annual Report to Stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is incorporated herein by reference from the section entitled “Derivative Financial Instruments and Market Risk” on page 47 of the 2003 Annual Report to Stockholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated herein by reference from the Company’s consolidated financial statements included under the headings “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Changes in Stockholders’ Equity,” “Notes to Consolidated Financial Statements,” “Independent Auditors’ Report” and “Management’s Report on Financial Statements” on pages 51 through 91 of the 2003 Annual Report to Stockholders.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer, after management’s evaluation, with the participation of such officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, based on such evaluation and to their knowledge, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Company’s directors is incorporated herein by reference from the section entitled “Board of Directors” appearing on pages 4 through 7 of the Proxy Statement for the 2004 Annual Meeting of Stockholders. For 2004, the Company’s Board of Directors has expanded and reorganized its committees into three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each of these committees operates pursuant to a written charter setting out the functions and responsibilities of the committee. The charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors of the Company may be found on the Company’s website at www.fmctechnologies.com and are available in print to any stockholder upon request without charge by submitting a written request to Jeffrey W. Carr, General Counsel and Secretary, FMC Technologies, 1803 Gears Road, Houston, Texas 77067. Information concerning audit committee financial experts on the Audit Committee of the Board of Directors of the Company is incorporated herein by reference from the section entitled “Committees of the Board of Directors – Audit Committee” appearing on page 9 of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

For information regarding the Company’s executive officers, see “Executive Officers of the Registrant” in Part I of this Form 10-K.

Information regarding compliance by the Company’s directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing on page 27 of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

The Company has adopted a code of ethics, which includes provisions that are specifically targeted at the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and other key professionals serving in a finance, accounting, treasury, tax or investor relations role. A copy of the Company’s code of ethics may be found on the Company’s website at www.fmctechnologies.com and is available in print to stockholders without charge by submitting a request to the address set forth above.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” appearing on pages 12, 13 and 18 through 26, respectively, of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the sections entitled “Security Ownership of FMC Technologies” and “Equity Compensation Plan Information” appearing on pages 16 and 17 and page 27, respectively, of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference from the section entitled “Certain Relationships and Related Party Transactions” appearing on pages 14 and 15 of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the section entitled “Relationship with Independent Public Accountants” appearing on page 29 of the Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this Report:

1.	Financial Statements:

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

2.	Financial Statement Schedule and related Independent Auditors’ Report:

See “Schedule II—Valuation and Qualifying Accounts” and the related Independent Auditors’ Report included herein. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in the 2003 Annual Report to Stockholders.

3.	Exhibits:

See Index of Exhibits beginning on page 14 of this document.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated October 27, 2003, furnishing a press release announcing the Company’s financial results for the fiscal quarter ended September 30, 2003.

(c)	Exhibits

See Index of Exhibits beginning on page 14 of this document.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of FMC Technologies, Inc.:

Under date of January 28, 2004, we reported on the consolidated balance sheets of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2003, as contained in the 2003 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

/s/ KPMG LLP

Chicago, Illinois

January 28, 2004

Schedule II—Valuation and Qualifying Accounts

(In thousands)
		Additions
Description	Balance at beginning of period	charged to costs and expenses	charged to other accounts	Deductions and other	Balance at end of period
Year ended December 31, 2001:
Allowance for doubtful accounts(a)	$7,209	$2,027	$117	$131	$9,222
Valuation allowance for deferred tax assets(b)	$10,920	$7,633	$—	$1,349	$17,204
Year ended December 31, 2002:
Allowance for doubtful accounts(c)	$9,222	$2,782	$189	$1,673	$10,520
Valuation allowance for deferred tax assets(b)	$17,204	$9,089	$—	$6,021	$20,272
Year ended December 31, 2003:
Allowance for doubtful accounts(a)	$10,520	$2,470	$1,239	$3,943	$10,286
Valuation allowance for deferred tax assets(b)	$20,272	$(1,865)	$—	$936	$17,471

(a) – “Additions charged to other accounts” includes recoveries. “Deductions and other” includes writeoffs and translation adjustments.

(b) – “Deductions and other” reflects tax benefits realized and translation adjustments of ($726), ($5,320) and $1,686, in 2001, 2002 and 2003, respectively.

(c) – “Additions charged to other accounts” includes reserves acquired through business combinations, recoveries and translation adjustments. “Deductions and other” includes writeoffs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC TECHNOLOGIES, INC. (Registrant)

By:	/s/ William H. Schumann, III

William H. Schumann, III Senior Vice President, Chief Financial Officer and Treasurer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

	Title	Signature

Joseph H. Netherland	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	/s/ JOSEPH H. NETHERLAND March 12, 2004

William H. Schumann, III	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	/s/ WILLIAM H. SCHUMANN, III March 12, 2004

Ronald D. Mambu	Vice President and Controller (Principal Accounting Officer)	/s/ RONALD D. MAMBU March 12, 2004

Mike R. Bowlin	Director	/s/ MIKE R. BOWLIN March 12, 2004

B.A. Bridgewater, Jr.	Director	/s/ B.A. BRIDGEWATER, JR. March 12, 2004

Thomas M. Hamilton	Director	/s/ THOMAS M. HAMILTON March 12, 2004

Asbjørn Larsen	Director	/s/ ASBJØRN LARSEN March 12, 2004

Edward J. Mooney	Director	/s/ EDWARD J. MOONEY March 12, 2004

Richard A. Pattarozzi	Director	/s/ RICHARD A. PATTAROZZI March 12, 2004

James M. Ringler	Director	/s/ JAMES M. RINGLER March 12, 2004

James R. Thompson	Director	/s/ JAMES R. THOMPSON March 12, 2004

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-K OF FMC TECHNOLOGIES, INC.

FOR THE YEAR ENDED DECEMBER 31, 2003

Exhibit No.	Exhibit Description

2.1	Separation and Distribution Agreement by and between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 2.1 to the Form S-1/A filed on June 6, 2001).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form S-1/A filed on April 4, 2001).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 the Form S-1/A filed on April 4, 2001).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001).

4.3	$250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.3 to the Form S-1/A filed on June 6, 2001).

4.4	First Amendment to the $250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.4 to the Form S-1/A filed on June 6, 2001).

4.5	$150,000,000 364-Day Revolving Credit Facility (incorporated by reference from Exhibit 4.5 to the Form S-1/A filed on June 6, 2001).

4.6	First Amendment to the $150,000,000 364-Day Revolving Credit Facility (incorporated by reference from Exhibit 4.6 to the Form S-1/A filed on June 6, 2001).

4.7	Second Amendment to the $150,000,000 364-Day Revolving Credit Facility (incorporated by reference from Exhibit 4.7 to the Quarterly Report on Form 10-Q filed on May 15, 2002).

4.8	Second Amendment to the $250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on May 15, 2002).

4.9	Third Amendment to the $150,000,000 364-Day Revolving Credit Facility (incorporated by reference from Exhibit 4.9 to the Quarterly Report on Form 10-Q filed on August 14, 2003).

4.10	Third Amendment to the $250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.10 to the Quarterly Report on Form 10-Q filed on August 14, 2003).

10.1	Tax Sharing Agreement by and among FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.1 to the Form S-1/A filed on June 6, 2001).

10.2	Employee Benefits Agreement by and between FMC Corporation and the Company, dated as of May 30, 2001 (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on June 6, 2001).

10.3	Transition Services Agreement between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.3 to the Form S-1/A filed on June 6, 2001).

10.4*	FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4 to the Form S-1/A filed on June 6, 2001).

10.4.a*	First Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.a to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.4.b*	Second Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.b to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.5*	Forms of Executive Severance Agreements (incorporated by reference from Exhibit 10.5 to the Form S-1/A filed on June 6, 2001).

10.6*	FMC Technologies, Inc. Defined Benefit Retirement Trust (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.6.a*	FMC Corporation Defined Benefit Retirement Trust (incorporated by reference from Exhibit 10.6.a to the Quarterly Report on Form 10-Q filed on August 14, 2001).

10.6.b*	Amendment to the FMC Corporation Defined Benefit Retirement Trust (incorporated by reference from Exhibit 10.6.b to the Quarterly Report on Form 10-Q filed on August 14, 2001).

10.6.c*	FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.c to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.6.d*	FMC Technologies, Inc. Employees’ Retirement Program—Part II Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.d to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.6.e*	First Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.e to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.6.f*	Second Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.f to the Annual Report on Form 10-K filed on March 25, 2002).

10.6.g*	Third Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.g to the Annual Report on Form 10-K filed on March 25, 2003).

10.6.h*	First Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part II Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.h to the Annual Report on Form 10-K filed on March 25, 2003).

10.6.i*	Fourth Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6i to the Annual Report on Form 10-K filed on March 25, 2003).

10.6.j*	Second Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part II Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6j to the Annual Report on Form 10-K filed on March 25, 2003).

10.6.k*	Third Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part II Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6k to the Annual Report on Form 10-K filed on March 25, 2003).

10.7.a*	FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.7.b*	FMC Technologies, Inc. Equivalent Retirement Plan Grantor Trust Agreement (incorporated by reference from Exhibit 10.7.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.7.c*	First Amendment to the FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.a*	FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.b*	FMC Technologies, Inc. Savings and Investment Plan Trust (incorporated by reference from Exhibit 10.8.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.c*	First Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.d*	Second Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.d to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.e*	Third Amendment of the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.e to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.9.a*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.9.b*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan Trust Agreement (incorporated by reference from Exhibit 10.9.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.9.c*	First Amendment to the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.10	Commercial Paper Dealer Agreement 4(2) Program between Merrill Lynch Money Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Company, dated as of January 24, 2003 (incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K filed on March 25, 2003).

10.11	Commercial Paper Dealer Agreement 4(2) Program between Banc of America Securities LLC and the Company, dated as of January 24, 2003 (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K filed on March 25, 2003).

10.12	Issuing and Paying Agency Agreement between Wells Fargo Bank, National Association and the Company, dated as of January 3, 2004.

13.1	2003 Annual Report to Stockholders is included as an Exhibit to this report for the information of the Securities and Exchange Commission and, except for those portions thereof specifically incorporated by reference elsewhere herein, such Annual Report should not be deemed filed as a part of this report.

14.1	FMC Technologies, Inc. Code of Business Conduct and Ethics Including Provisions for Principal Executive and Financial Officers.

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.