Form 10-Q
period 2004-03-31
FMC TECHNOLOGIES INC
filed 2004-05-07
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

(281) 591-4000

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Common Stock, par value $0.01 per share	67,213,018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenue	$562.7	$499.7

Costs and expenses:
Cost of sales and services	450.2	403.1
Selling, general and administrative expense	79.4	73.2
Research and development expense	12.4	10.2

Total costs and expenses	542.0	486.5

Income before minority interests, net interest expense and income taxes	20.7	13.2

Minority interests	(0.2)	0.2
Net interest expense	2.0	2.2

Income before income taxes	18.9	10.8
Provision for income taxes	5.5	2.9

Net income	$13.4	$7.9

Earnings per share (Note 10)

Basic	$0.20	$0.12

Diluted	$0.20	$0.12

Weighted average shares outstanding (Note 10)

Basic	66.8	65.9

Diluted	68.4	66.4

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)

	March 31, 2004 (Unaudited)	December 31, 2003
Assets:
Current assets:
Cash and cash equivalents	$38.3	$29.0
Trade receivables, net of allowances of $10.1 million in 2004 and $10.3 in 2003	562.5	544.1
Inventories (Note 3)	303.2	286.8
Other current assets	79.9	89.5

Total current assets	983.9	949.4

Investments	33.6	31.8
Property, plant and equipment, net of accumulated depreciation of $401.5 in 2004 and $391.5 in 2003	323.5	327.9
Goodwill (Note 5)	117.0	118.2
Intangible assets, net (Note 5)	72.0	71.2
Other assets	20.4	27.9
Deferred income taxes	88.7	78.2

Total assets	$1,639.1	$1,604.6

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt	$44.4	$20.3
Current portion of long-term debt	0.1	0.1
Accounts payable, trade and other	256.6	272.4
Advance payments	283.1	255.6
Other current liabilities	191.7	214.6
Income taxes payable	29.0	23.4
Current portion of accrued pension and other postretirement benefits	21.7	19.8
Deferred income taxes	38.0	38.9

Total current liabilities	864.6	845.1

Long-term debt, less current portion (Note 7)	201.1	201.1
Accrued pension and other postretirement benefits, less current portion	47.7	46.4
Reserve for discontinued operations	10.8	12.9
Other liabilities	51.4	49.2
Minority interests in consolidated companies	7.3	6.6
Commitments and contingent liabilities (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2004 or 2003	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 67.0 and 66.1 shares issued in 2004 and 2003, respectively, 66.9 and 65.9 shares outstanding in 2004 and 2003, respectively	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.1 and 0.2 shares in 2004 and 2003, respectively	(2.2)	(3.0)
Capital in excess of par value of common stock	593.3	580.5
Retained deficit	(16.2)	(29.6)
Accumulated other comprehensive loss (Note 9)	(119.4)	(105.3)

Total stockholders’ equity	456.2	443.3

Total liabilities and stockholders’ equity	$1,639.1	$1,604.6

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2004	2003
Cash provided (required) by operating activities of continuing operations:

Net income	$13.4	$7.9
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	14.2	10.3
Amortization	2.3	1.9
Employee benefit plan costs	7.7	6.4
Deferred income taxes	(2.4)	(2.2)
Other	1.4	1.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(28.4)	16.4
Inventories	(22.3)	(34.4)
Other current assets and other assets	6.5	9.3
Accounts payable, other current liabilities and other liabilities	(27.1)	(9.4)
Advance payments	27.5	35.9
Income taxes	(0.7)	(5.3)
Accrued pension and other postretirement benefits, net	(1.8)	(1.2)

Cash provided (required) by operating activities of continuing operations	$(9.7)	$36.6

(continued)

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited) (continued)

(In millions)

	Three Months Ended March 31,
	2004	2003
Cash provided (required) by operating activities of continuing operations	$(9.7)	$36.6

Cash required by discontinued operations	(2.0)	(2.0)

Cash provided (required) by investing activities:
Retirement of sale-leaseback obligation (Note 11)	—	(35.9)
Acquisitions and joint venture investments	(2.1)	—
Capital expenditures	(10.3)	(14.0)
Proceeds from disposal of property, plant and equipment and other long-lived assets	0.3	0.6
Increase in investments	(0.2)	(0.2)

Cash required by investing activities	(12.3)	(49.5)

Cash provided (required) by financing activities:
Net increase in short-term debt	24.2	38.2
Repayments of long-term debt	—	(25.0)
Proceeds from issuance of common stock	9.9	4.0

Cash provided by financing activities	34.1	17.2

Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.1)

Increase in cash and cash equivalents	9.3	2.2

Cash and cash equivalents, beginning of period	29.0	32.4

Cash and cash equivalents, end of period	$38.3	$34.6

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying consolidated financial statements include the accounts of FMC Technologies, Inc. and its subsidiaries (“FMC Technologies” or the “Company”).

In the opinion of management, these consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of the Company’s results of operations and cash flows for the interim periods ended March 31, 2004 and 2003, and of its financial position as of March 31, 2004. All such adjustments are of a normal recurring nature.

These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 2003.

The results of operations for interim periods are not necessarily indicative of the results of operations for full years.

Note 2: Stock-Based Compensation

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based employee compensation expense was $1.1 million ($0.6 million after tax or $0.01 per diluted share) for the three months ended March 31, 2004.

The December 31, 2003, consolidated balance sheet has been restated for the retroactive adoption of the fair value recognition provisions of SFAS No. 123, which resulted in a $31.8 million increase in capital in excess of par value of common stock, a $17.8 million increase in retained deficit, and a $14.0 million increase in deferred income tax assets. The following table provides the effect of the restatement on net income and earnings per share:

	Three Months Ended March 31, 2003
(In millions, except per share data)	Previously reported	As restated
Net income	$9.2	$7.9

Basic earnings per share	$0.14	$0.12

Diluted earnings per share	$0.14	$0.12

Note 3: Inventories

Inventories consisted of the following:

(In millions)	March 31, 2004	December 31, 2003
Raw materials	$77.6	$79.3
Work in process	130.9	111.9
Finished goods	225.1	225.5

Gross inventories before LIFO reserves and valuation adjustments	433.6	416.7
LIFO reserves and valuation adjustments	(130.4)	(129.9)

Net inventories	$303.2	$286.8

Note 4: Assets Held for Sale

At December 31, 2003, assets held for sale included $2.5 million of net assets associated with research and development activities for one type of measurement technology included in the Energy Processing Systems business segment. During the first quarter of 2004, assets included in the group held for sale were redeployed for use within the Company. A sale is no longer deemed probable within a one-year period; consequently, the asset group has been reclassified from held for sale to held for use. As a result of these events, the Company recorded catch up depreciation amounting to $0.5 million during the three-month period ended March 31, 2004.

Note 5: Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill by business segment was as follows:

(In millions)	March 31, 2004	December 31, 2003
Energy Production Systems	$76.1	$76.9
Energy Processing Systems	17.3	17.3

Subtotal Energy Systems	93.4	94.2
FoodTech	14.7	15.1
Airport Systems	8.9	8.9

Total goodwill	$117.0	$118.2

The carrying amount of goodwill is subject to the impact of foreign currency translation adjustments.

Intangible assets

All of the Company’s acquired intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. During the three months ended March 31, 2004 and 2003, the Company recorded $1.1 million and $0.7 million, respectively, in amortization expense related to intangible assets. The Company estimates that amortization of intangible assets will be $3.6 million for the remainder of 2004. Based on current information, annual amortization expense for acquired intangible assets is expected to be approximately $5 million during the years 2005 through 2009.

The components of intangible assets were as follows:

	March 31, 2004		December 31, 2003
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$30.7	$6.5	$31.2	$5.4
Patents and acquired technology	48.1	15.0	46.7	17.2
Trademarks	19.1	5.9	19.6	4.6
Other	2.3	0.8	1.5	0.6

Total intangible assets	$100.2	$28.2	$99.0	$27.8

Note 6: Derivative Financial Instruments

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness related to outstanding cash flow hedges and recorded in earnings during the quarter ended March 31, 2004, was a net loss of $0.1 million. At March 31, 2004, the Company had recognized the following amounts in the consolidated balance sheet representing the fair values of derivative instruments: $18.5 million in other current assets, $1.5 million in other assets, $5.8 million in other current liabilities and $3.4 million in other liabilities. Of the $10.8 million total fair value represented on the consolidated balance sheet at March 31, 2004, $1.9 million of net deferred hedging gains were included in accumulated other comprehensive loss. Approximately $3.1 million of net gains are expected to be recognized in earnings during the twelve months ending March 31, 2005, at the time the underlying hedged transactions are realized. Net losses of $1.2 million are expected to be recognized at various times through November 30, 2012.

At December 31, 2003, the Company had recognized the following amounts in the consolidated balance sheet representing the fair values of derivative instruments: $31.4 million in other current assets, $5.1 million in other assets, $8.6 million in other current liabilities and $3.9 million in other liabilities. Of the $24.0 million total fair value represented on the consolidated balance sheet at December 31, 2003, $5.6 million of net deferred hedging gains were included in accumulated other comprehensive loss.

Note 7: Long-Term Debt

At March 31, 2004, and December 31, 2003, long-term debt included $150.0 million of commercial paper and $50.0 million of borrowings under the five-year revolving credit facility maturing April 2006. Committed credit available under this five-year facility provides the ability to refinance a portion of the Company’s commercial paper obligations on a long-term basis; therefore, all commercial paper outstanding was classified as long-term debt on the consolidated balance sheets.

In April 2004, the Company secured a five-year $250.0 million revolving credit facility maturing April 2009, which replaced its 364-day $150.0 million revolving credit facility upon maturity.

Note 8: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2004	2003	2004	2003
Service cost	$4.3	$3.7	$0.2	$0.2
Interest cost	8.0	7.5	0.6	0.7
Expected return on plan assets	(9.5)	(8.3)	—	—
Amortization of transition asset	(0.1)	(0.1)	—	—
Amortization of prior service cost (benefit)	0.3	0.3	(0.4)	(0.6)
Amortization of actuarial (gains) loses, net	1.5	0.8	—	0.1

Net periodic benefit cost	$4.5	$3.9	$0.4	$0.4

The Company presently anticipates contributing $18.5 million to its pension plans in 2004, an increase from the $17.0 million previously disclosed amount. Of the total anticipated contribution of $18.5 million, $15.0 million will be contributed to the domestic qualified pension plan, which does not have a minimum funding requirement for 2004. The remaining $3.5 million will be contributed to the U.K. qualified pension plan and the domestic non-qualified pension plan.

As of March 31, 2004, year-to-date contributions to the Company’s pension plans amounted to $0.9 million.

Note 9: Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
(In millions)	2004	2003
Net income	$13.4	$7.9
Foreign currency translation adjustment	(10.1)	(8.5)
Net deferral of hedging gains (losses), net of income taxes	(3.7)	(5.1)
Minimum pension liability adjustment, net of income taxes	(0.3)	—

Comprehensive loss	$(0.7)	$(5.7)

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	March 31, 2004	December 31, 2003
Cumulative foreign currency translation adjustments	$(96.1)	$(86.0)
Cumulative deferral of hedging gains, net of income taxes	1.9	5.6
Cumulative adjustments to minimum pension liability, net of income taxes	(25.2)	(24.9)

Accumulated other comprehensive loss	$(119.4)	$(105.3)

Note 10: Earnings Per Share (“EPS”)

Basic EPS is computed using the weighted average number of shares outstanding during the period. Diluted EPS is computed using the combination of the weighted average number of shares outstanding during the period and the number of additional shares that would have been outstanding if the potentially dilutive shares had been issued.

For the periods ended March 31, 2004 and 2003, diluted EPS included 1.6 million and 0.5 million incremental shares, respectively, related to stock options and restricted stock. Excluded from the computation of diluted shares outstanding were options to purchase 0.5 million and 2.3 million shares of stock during the periods ended March 31, 2004 and 2003, respectively. These options were excluded because the option exercise price exceeded the average market price of the shares during each of these periods.

Note 11: Sale-Leaseback Agreements

During 2000, the Company entered into agreements for the sale and leaseback of certain equipment. The leases had an expiration date in December 2004 and were classified as operating leases in accordance with SFAS No. 13, “Accounting for Leases.”

In March 2003, the Company elected to pay $35.9 million to repurchase the assets and terminate these sale-leaseback agreements. The effect on the Company’s consolidated balance sheet was an increase in property, plant and equipment of $15.0 million and a reversal of the $20.9 million in non-amortizing credits recognized in connection with the original transaction, which were included in other long-term liabilities. Termination of these sale-leaseback obligations did not have a material impact on the Company’s results of operations.

Note 12: Warranty Obligations

Warranty cost and accrual information is as follows:

	Three Months Ended March 31,
(In millions)	2004	2003
Balance at beginning of period	$10.5	$11.9

Expenses for new warranties	2.8	3.0
Adjustments to pre-existing warranties	(0.1)	0.2
Claims paid	(2.9)	(3.0)

Balance at end of period	$10.3	$12.1

Note 13: Restructuring Reserves

During the fourth quarter of 2003, the Company recorded restructuring charges of $1.6 million associated with the divestiture of a FoodTech product line. The Company completed spending associated with this restructuring program during the first quarter of 2004.

Note 14: Commitments and Contingent Liabilities

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. The majority of these financial instruments represent guarantees of the Company’s future performance. Management does not expect these financial instruments to have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company and FMC Corporation are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the Separation and Distribution Agreement between FMC Corporation and the Company, which contains key provisions relating to the 2001 spin-off of the Company from FMC Corporation, FMC Corporation is required to indemnify the Company for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. The Company expects that FMC Corporation will bear responsibility for the majority of these claims. Certain claims have been asserted subsequent to the spin-off, and while the ultimate responsibility for most of these claims cannot yet be determined due to lack of identification of the products or premises involved, the Company also expects that FMC Corporation will bear responsibility for a majority of these claims.

In February 2003, the Company initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc., seeking recovery of scheduled payments owed and compensatory, punitive and other damages. A trial is currently scheduled to begin in October 2004.

The Company has other contingent liabilities arising from litigation, claims, and commitments incident to the ordinary course of business. While the ultimate resolution of these contingencies cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In March 2004, the Company and Cooper Cameron Corporation resolved all claims and disputes relating to ongoing litigation regarding patents previously reported by the Company. All claims have been dismissed. The terms of the settlement include a cross-license of patents between the Company and Cooper Cameron Corporation.

Note 15: Business Segment Information

	Three Months Ended March 31,
(In millions)	2004	2003
Revenue

Energy Production Systems	$296.3	$265.4
Energy Processing Systems	109.4	94.5
Intercompany eliminations	(2.9)	—

Subtotal Energy Systems	402.8	359.9
FoodTech	103.4	95.3
Airport Systems	58.1	46.3
Intercompany eliminations	(1.6)	(1.8)

	$562.7	$499.7

Income before income taxes

Energy Production Systems	$20.8	$16.1
Energy Processing Systems	4.7	1.4

Subtotal Energy Systems	25.5	17.5
FoodTech	4.6	6.2
Airport Systems	2.0	0.8

Segment operating profit	32.1	24.5
Corporate expense	(6.4)	(5.9)
Other expense, net	(4.8)	(5.6)

Income before net interest expense and income taxes	20.9	13.0

Net interest expense	(2.0)	(2.2)

Income before income taxes	$18.9	$10.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the Securities and Exchange Commission, our press releases and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that are outside of our control and may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed below.

In some cases, forward-looking statements can be identified by such words or phrases as “will likely result,” “is confident that,” “expects,” “should,” “could,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and our outlook based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made and involve judgments.

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are identifying below important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods.

Among the factors that could have an impact on our ability to achieve operating results and growth plan goals are:

•	Increased competition from other companies operating in our industries, which include companies with capital resources equivalent to or greater than ours;

•	Instability and unforeseen changes in economic, political and social conditions in the international markets where we conduct business, including economically and politically volatile areas such as West Africa, the Middle East, Latin America and the Asia-Pacific region, which could cause or contribute to: foreign currency fluctuations; inflationary and recessionary markets; civil unrest, terrorist attacks and wars; seizure of assets; trade restrictions; foreign ownership restrictions; restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations; changes in governmental laws and regulations and the level of enforcement of laws and regulations; inability to repatriate income or capital; and reductions in the availability of qualified personnel;

•	Increasing portions of our business involving large subsea projects, which expose us to increased risks due to the significant technical and logistical challenges of these projects, their longer lead times and the requirement to dedicate substantial engineering effort and other capital resources to these projects;

•	Significant changes in interest rates or taxation rates;

•	Unanticipated increases in raw material prices (including the price of steel) compared with historical levels, or shortages of raw materials;

•	Inability to implement and effect price increases for our products and services when necessary;

•	Inherent risks in the marketplace associated with new product introductions and technologies and the development of new manufacturing processes;

•	Significant changes in the level of oil and gas exploration, production, development and processing resulting from capital spending decisions by oil and gas exploration and production companies that are influenced by current prices for crude oil and natural gas and the perceived stability and sustainability of those prices as well as long-term forecasts;

•	The effect of governmental policies regarding exploration and development of oil and gas reserves, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing and the level of production in non-OPEC countries;

•	Changes in capital spending levels by the U.S. Government and the impact of economic conditions and political and social issues on government appropriation decisions, including the procurement of Halvorsen loaders by the U.S. military;

•	Changes in business strategies and capital spending levels in the airline industry due to changes in international, national, regional and local economic conditions, war, political instability and terrorism (and the threat thereof), consumer perceptions of airline safety, and costs associated with safety, security and the weather;

•	Consolidation of customers in the petroleum exploration, commercial food processing or airline or air freight industries;

•	Unanticipated issues related to food safety, including costs related to product recalls, regulatory compliance and any related claims or litigation;

•	Freight transportation delays;

•	Our ability to integrate, operate and manage newly acquired business operations or joint venture investments, particularly in situations where we cannot control the actions of our joint venture partner and have only limited rights in controlling the actions of the joint venture, such as with our 37.5% interest in the MODEC joint venture;

•	Conditions affecting domestic and international capital and equity markets;

•	Unexpected changes in the size and timing of regional and/or product markets, particularly for short lead-time products;

•	Risks associated with litigation, including changes in applicable laws, the development of facts in individual cases, settlement opportunities, the actions of plaintiffs, judges and juries and the possibility that current reserves relating to our ongoing litigation may prove inadequate;

•	The effect of the loss of major contracts or losses from fixed price contracts;

•	The effect of the loss or termination of a strategic alliance with a major customer, particularly as it relates to our Energy Production Systems businesses;

•	The effect of labor-related actions, such as strikes, slowdowns and facility occupations;

•	The loss of key management or other personnel;

•	Developments in technology of competitors and customers that could impact our market share and the demand for our products and services; and

•	Environmental and asbestos related liabilities that may arise in the future that exceed our current reserves.

We wish to caution that the foregoing list of important factors may not be all-inclusive and specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

CONSOLIDATED RESULTS OF OPERATIONS

Our total revenue for the three months ended March 31, 2004, increased 13% to $563 million. While each of our business segments reported higher revenue in the first quarter of 2004, the increase was primarily attributable to our Energy Systems businesses (comprising Energy Production Systems and Energy Processing Systems).

Our pre-tax income for the three months ended March 31, 2004, was $18.9 million ($13.4 million after tax). For the three months ended March 31, 2003, pre-tax income was $10.8 million ($7.9 million after tax). The increase in 2004 income reflected higher segment operating profit, which primarily related to our Energy Systems businesses.

Outlook

Based on current market conditions and our solid backlog position, we increased our estimated full-year 2004 earnings per diluted share to a range of 10 to 15 percent over 2003 earnings per diluted share of $1.03.

Employee Stock-Based Compensation Expense

In March 2004, we announced our decision to account for employee stock option compensation expense using the fair value method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, using the retroactive restatement method available under SFAS No. 148.

For the first quarter of 2003, the effect of the restatement was a reduction of $0.02 per diluted share, with restated first quarter 2003 earnings per diluted share of $0.12 versus our previously reported $0.14. For full year 2003, the effect of the restatement was a reduction of $0.10 per diluted share, with restated full year 2003 earnings per diluted share of $1.03 versus our previously reported $1.13.

In our 2004 incentive compensation award, restricted stock represented 2/3 of the total stock-based compensation expense and stock options represented the remainder. In prior years, restricted stock represented approximately 1/3 of the total. The effect of this change was a reduction in expense related to stock options partially offset by an increase in expense related to restricted stock. Additionally, in 2004, our stock-based compensation expense relating to stock options will be lower than previous levels due to the vesting in 2003 of stock option grants that were issued in 2001 concurrent with our initial public offering.

The following is a summary of the components of stock-based compensation expense included in our first quarter results:

	Three Months Ended March 31,
(In millions, before the effect of income taxes)	2004	2003
Amortization of restricted stock	$1.6	$0.9
Amortization of stock options	1.1	2.2

Total stock-based compensation expense	$2.7	$3.1

RESULTS OF OPERATIONS

The following table summarizes our operating results for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,		Favorable/ (Unfavorable)
($ in millions)	2004	2003	$	%
Revenue

Energy Production Systems	$296.3	$265.4	$30.9	11.6%
Energy Processing Systems	109.4	94.5	14.9	15.8
Intercompany eliminations	(2.9)	—	(2.9)	*

Subtotal Energy Systems	402.8	359.9	42.9	11.9
FoodTech	103.4	95.3	8.1	8.5
Airport Systems	58.1	46.3	11.8	25.5
Intercompany eliminations	(1.6)	(1.8)	0.2	*

Total revenue	$562.7	$499.7	$63.0	12.6%

Segment Operating Profit

Energy Production Systems	$20.8	$16.1	$4.7	29.2%
Energy Processing Systems	4.7	1.4	3.3	235.7

Subtotal Energy Systems	25.5	17.5	8.0	45.7
FoodTech	4.6	6.2	(1.6)	(25.8)
Airport Systems	2.0	0.8	1.2	150.0

Segment operating profit	32.1	24.5	7.6	31.0
Corporate expense	(6.4)	(5.9)	(0.5)	(8.5)
Other expense, net	(4.8)	(5.6)	0.8	14.3

Income before net interest expense and income taxes	20.9	13.0	7.9	60.8
Net interest expense	(2.0)	(2.2)	0.2	9.1

Income before income taxes	18.9	10.8	8.1	75.0
Provision for income taxes	5.5	2.9	(2.6)	(89.7)

Net income	$13.4	$7.9	$5.5	69.6%

*	Not meaningful

OPERATING RESULTS OF BUSINESS SEGMENTS

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue was higher in the first quarter of 2004 compared with the first quarter of 2003. The increase was primarily attributable to higher sales of floating production and surface systems, and the favorable impact of foreign exchange rates. The growth in sales of floating production systems was largely attributable to revenue recorded on the project underway for Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”). Partially offsetting the increase was lower revenue from the subsea systems business, reflecting a decrease in activity in the Gulf of Mexico and lower export sales to West Africa, due to the timing of project activity.

Energy Production Systems’ operating profit was higher in the first quarter of 2004, reflecting higher margins in subsea, the result of improved project execution, and the impact of increased surface wellhead volume. To a lesser extent, increased operating profit was also attributable to higher margins from sales of floating production systems other than the Sonatrach project, which is being accounted for consistent with our assumption that we will break even on the project. The increase in operating profit was partially offset by the costs related to a floating production research and development project and the impact of higher selling expenses related to the contract bid process.

For full year 2004, we expect our Energy Production Systems business segment to be more profitable than it was in 2003. Our backlog provides a solid platform of business activity for 2004, and we believe this will be augmented by further subsea project awards during the year. In addition, we expect continued strength in the surface wellhead business in Asia and the Middle East, and also in North America, where we anticipate an increase in demand from gas development activity.

Energy Processing Systems

Energy Processing Systems’ revenue in the first quarter of 2004 increased compared with the first quarter of 2003. The increase was primarily driven by increased demand for measurement systems, the favorable impact of foreign currency translation and, to a lesser extent, continued high demand for LNG marine loading arms. The increase in revenue was also attributable to our fluid control business, as service companies responded to both higher rig count activity and strong oil and gas prices with increased demand for WECO®/Chiksan® equipment.

Operating profit in the first quarter of 2004 increased compared with the first quarter of 2003. Increased operating profit was primarily the result of margin improvement for measurement systems partially offset by higher depreciation and other costs associated with our decision to redeploy and use assets within the Company which were previously held for sale. Another contributor to the increase in operating profit was margin improvement for fluid control equipment due in part to unfavorable adjustments to contract reserves in 2003. The increase in segment operating profit also reflected significantly lower employee severance charges in comparison to the prior-year period.

Management expects that 2004 operating profit will be driven by improvements in our fluid control business in response to higher rig count as demand from service companies increases. In addition, we expect segment results to benefit from continued demand for marine loading arms, reflecting the increased use of liquefied natural gas to meet the growing worldwide demand for energy.

FoodTech

FoodTech’s revenue in the first quarter of 2004 was higher when compared with the first quarter of 2003, reflecting increased sales of freezing equipment in North America, higher sales of food handling equipment and the favorable impact of foreign currency translation. The increase was partially offset by a decrease in revenue from our citrus business, due to timing of the Florida crop in 2004.

Operating profit was lower in the first quarter of 2004 compared with the first quarter of 2003, as the higher operating profit from increased volumes of freezing systems was more than offset by lower margins in the citrus and food handling equipment businesses.

FoodTech’s inbound orders were up slightly when compared with the first quarter of 2003. However, the timing of orders is expected to affect the typical seasonal earnings pattern for FoodTech; therefore, we do not expect to see as high a second quarter peak in FoodTech earnings in the second quarter of 2004 as we have experienced in prior years.

The market for FoodTech’s products in North America is improving, especially for sales of freezing systems and protein processing equipment. However, our citrus business has experienced the negative effects of low commodity prices and competition. Based on current market conditions, we now estimate that FoodTech’s full year 2004 operating profit will be equal to or slightly lower than its operating profit in 2003.

Airport Systems

Airport Systems’ revenue in the first quarter of 2004 increased when compared with the first quarter of 2003. The increase was driven by higher sales of ground support equipment and Jetway® passenger boarding bridges, the latter reflecting an increase in capital expenditures by domestic airport authorities. This increase was partially offset by lower sales of Halvorsen loaders, as fewer loaders were delivered in the first quarter of 2004 compared with the first quarter of 2003.

Operating profit for Airport Systems increased in the first quarter of 2004 compared with the first quarter of 2003. The increase was primarily attributable to margin improvement for Jetway® products and higher volume for ground support equipment, partially offset by the impact of lower sales of Halvorsen loaders.

We continue to expect slight improvement in Airport Systems’ operating profit in 2004 as the commercial businesses continue to benefit from incremental volume improvements, the result of a gradual strengthening of international airlines and ground handlers. We expect that this positive impact will more than offset the impact of decreased activity in the Halvorsen loader program.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2004	2003
Energy Production Systems	$260.7	$277.7
Energy Processing Systems	118.6	93.5
Intercompany eliminations	(4.2)	—

Subtotal Energy Systems	375.1	371.2
FoodTech	153.9	152.2
Airport Systems	55.6	51.7
Intercompany eliminations	(2.1)	—

Total inbound orders	$582.5	$575.1

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	March 31, 2004	December 31, 2003	March 31, 2003
Energy Production Systems	$845.1	$880.7	$834.8
Energy Processing Systems	146.4	137.2	109.0
Intercompany eliminations	(6.8)	(5.5)	—

Subtotal Energy Systems	984.7	1,012.4	943.8
FoodTech	168.1	117.6	164.1
Airport Systems	127.0	129.5	117.4
Intercompany eliminations	(1.7)	(1.2)	—

Total order backlog	$1,278.1	$1,258.3	$1,225.3

The portion of total order backlog at March 31, 2004, that we project will be recorded as revenue after fiscal year 2004 amounts to approximately $250 million.

The decrease in Energy Production Systems’ order backlog at March 31, 2004, compared with December 31, 2003, was primarily the result of a reduction in order backlog for floating production systems. Compared with March 31, 2003, the increase in order backlog at March 31, 2004, was the result of higher backlog for subsea systems for projects offshore Brazil and in the North Sea, partly offset by lower order backlog for floating production systems. In both periods, the reduction in order backlog for floating production systems reflected revenue recorded as progress was made on the Sonatrach project. In addition, it also reflected a $15.3 million reduction in backlog resulting from an amendment to the Sonatrach contract. The contract amendment was finalized in the first quarter of 2004, and total contract value was reduced to $224 million.

Energy Processing Systems’ order backlog at March 31, 2004, increased from December 31, 2003, primarily driven by increased inbound orders for measurement systems. Order backlog also increased compared with March 31, 2003, which reflected increased orders for measurement systems as well as LNG marine loading arms and bulk conveying equipment.

FoodTech’s order backlog at March 31, 2004, increased compared with December 31, 2003. The increase was primarily a result of orders received for fruit and vegetable processing equipment and freezing systems. Compared with March 31, 2003, the increase in order backlog resulting from favorable foreign currency translation and, to a lesser extent, freezing systems and food handling equipment, was largely offset by a decrease in order backlog for fruit and vegetable processing equipment.

Airport Systems’ order backlog at March 31, 2004, decreased when compared with December 31, 2003. The decrease was a result of higher order backlog for Jetway® products offset by lower backlog for other commercial products as well as reduced backlog for Halvorsen loaders. Compared with March 31, 2003, order backlog was higher as of March 31, 2004. The improvement was driven by increased inbound orders for Jetway® products.

OTHER COSTS AND EXPENSES

Corporate Expense

Corporate expense increased in the first quarter of 2004 compared with the first quarter of 2003, primarily the result of an increase in audit services.

We expect our full year 2004 corporate expense to be comparable to 2003.

Other Expense, Net

Other expense, net, comprises expense related to stock-based compensation, LIFO inventory adjustments, expense related to pension and other postretirement employee benefits and foreign currency related gains or losses.

For the three months ended March 31, 2004 and 2003, other expense, net, decreased as a result of lower expenses related to the outsourcing of our benefit administration service center and lower employee stock-based compensation expense, partially offset by the absence of foreign currency related gains in 2004.

We anticipate that other expense, net, will increase in 2004 due to higher pension expense, the result of a lower discount rate assumption.

Net Interest Expense

Net interest expense for the quarterly period ended March 31, 2004, was lower compared with the same period in 2003 as a result of lower interest rates and lower average debt levels in 2004.

In 2004, we expect net interest expense to be essentially level with 2003, reflecting higher average debt levels offset by lower interest rates.

Income Tax Expense

Income tax expense for the three months ended March 31, 2004, was $5.5 million on income before income taxes of $18.9 million, resulting in an effective tax rate of 29%.

Income tax expense for the three months ended March 31, 2003, was $2.9 million on income before income taxes of $10.8 million, resulting in an effective tax rate of 27%. The effective tax rate in 2003 includes the impact of the restatement of our historical financial statements associated with our change in accounting for stock option expense effective January 1, 2004.

For the three months ended March 31, 2004 and 2003, the difference between the effective tax rates and the statutory U.S. federal income tax rate relates primarily to differing foreign tax rates.

We anticipate that our effective tax rate for full year 2004 will remain near the 29% level.

LIQUIDITY AND CAPITAL RESOURCES

Our net debt at March 31, 2004, and December 31, 2003, was $207.3 million and $192.5 million, respectively. Net debt includes short- and long-term debt and the current portion of long-term debt, net of cash and cash equivalents. The increase from year-end primarily reflected an increase in working capital requirements, principally associated with the terms and timing of delivery on the Sonatrach contract in Energy Production Systems. Operating working capital is working capital excluding cash and cash equivalents, short-term debt, the current portion of long-term debt and income tax balances. At March 31, 2004, operating working capital was $192.5 million, an increase of $34.5 million compared with operating working capital of $158.0 million at December 31, 2003. This increase was also reflected in our cash flow from operations as cash required by operating activities of continuing operations of $9.7 million for the first three months of 2004 compared with $36.6 million of cash provided by operating activities of continuing operations for the first three months of 2003.

Cash required by investing activities was $12.3 million and $49.5 million for the three months ended March 31, 2004 and 2003, respectively. The 2003 cash outlays included $35.9 million to repurchase equipment in connection with the termination of certain sale-leaseback agreements, which were replaced with lower cost balance sheet debt. Excluding these cash outlays, cash required by investing activities during the first quarter of 2003 was $13.6 million.

The following is a summary of our committed credit facilities at March 31, 2004:

(In millions)	Amounts outstanding under committed credit facilities
Description	Commitment Amount	Debt Outstanding	Letters of Credit (a)	Unused Capacity		Maturity
Five-year revolving credit facility	$250.0	$50.0	$8.2	$191.8		April 2006
364-day revolving credit facility	150.0	—	—	150.0	(b)	April 2004

	$400.0	$50.0	$8.2	$341.8	(c)

(a)	The five-year $250.0 million revolving credit facility allows us to obtain a total of $100.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with this facility.
(b)	In April 2004, we obtained a second five-year $250.0 million revolving credit facility maturing April 2009, that replaced this 364-day $150.0 million revolving credit facility.
(c)	Outstanding commercial paper may not exceed the lesser of $400.0 million or the unused portion of the revolving credit facilities. Therefore, the outstanding balance of commercial paper combined with the debt outstanding under the revolving credit facilities and the amount in standby letters of credit was limited to $400.0 million at March 31, 2004.

Our committed credit facilities carry effective annual interest rates of 100 basis points above the one-month London Interbank Offered Rate (“LIBOR”). The five-year revolving credit facility maturing April 2009 carries an effective annual interest rate of 87.5 basis points above the one-month LIBOR.

At March 31, 2004, and December 31, 2003, we had $50.0 million outstanding under our five-year $250.0 million revolving credit facility maturing April 2006. We have an interest rate swap agreement maturing in June 2004 related to these long-term borrowings. The effect of this interest rate swap is to fix the effective annual interest rate on these borrowings at 5.92%.

We also have interest rate swaps related to our commercial paper outstanding of $150.0 million at March 31, 2004. The effect of these interest rate swaps, which mature in June 2008, is to fix the effective annual interest rate on these borrowings at 2.9%.

Our uncommitted credit includes domestic money-market facilities and international lines of credit. Borrowings under these uncommitted facilities totaled $2.5 million and $5.1 million at March 31, 2004, and December 31, 2003, respectively.

We also have an uncommitted credit agreement with MODEC International LLC, a 37.5%-owned joint venture, whereby MODEC International LLC loans its excess cash to us. Under the terms of the credit agreement, the interest rate is based on the monthly weighted-average interest rate we pay on our domestic credit facilities and commercial paper, which was 1.3% at March 31, 2004, and December 31, 2003. Borrowings from MODEC International LLC amounted to $42.1 million and $15.2 million at March 31, 2004, and December 31, 2003, respectively.

MODEC, Inc., the parent of our joint venture partner in MODEC International LLC, completed an initial public offering of approximately 11% of its common stock on the Tokyo Stock Exchange in July 2003. Beginning in April 2004, we have an annual right during the 120-day period following the issuance of the annual report of MODEC, Inc., to convert our joint venture interest in MODEC International LLC into shares of common stock of MODEC, Inc., or, at MODEC, Inc.’s option, a combination of cash and common stock with total equivalent value. The conversion right expires on December 31, 2020. The number of shares of MODEC, Inc., obtainable upon any such conversion is determined pursuant to a formula based on the relative contribution of the operating results of MODEC International LLC to the income of MODEC, Inc., for the two fiscal years preceding such conversion. We believe the conversion opportunity has a value between 12 to 14 percent of MODEC, Inc., which, based on current stock prices and currency exchange rates, has an estimated value of between $75 and $85 million. At March 31, 2004, the book value of our investment in MODEC International LLC was approximately $17 million. Conversion of our joint venture interest in MODEC International LLC would require us to surrender our ownership in the joint venture and any future earnings or losses associated with it. If we elect to pursue our rights under this conversion feature, the combination of cash and MODEC, Inc., common stock that we would receive is at the discretion of MODEC, Inc., and it could take up to six months to complete the transaction. We are currently evaluating whether we will pursue our rights under this conversion feature in 2004.

Outlook

During 2004, we anticipate that our average debt levels will increase as a result of an increase in working capital requirements, primarily associated with the terms and timing of delivery on the Sonatrach contract. However, by year-end 2004, we expect net debt to be lower by $20 to $30 million compared with year-end 2003, unless we incur additional acquisition-related debt.

We plan to meet our cash requirements in 2004 with cash generated from operations and our available credit facilities, including the new five-year $250.0 million revolving credit facility that replaced our 364-day $150.0 million revolving credit facility in April 2004.

We forecast that our 2004 capital spending will be approximately $55 to $60 million. This reflects a reduction in projected capital spending for Energy Production Systems after several years of higher capital spending levels needed to support increased subsea opportunities. During 2003, we entered into an agreement to sell real estate for approximately $9 million. The sale is expected to close in the second quarter of 2004, pending the completion of property improvements.

We expect to contribute approximately $18.5 million to our pension plans in 2004. Of this amount, $15.0 million will be contributed to the domestic qualified pension plan, which does not have a minimum funding requirement for 2004. The remaining $3.5 million will be contributed to the U.K. qualified pension plan and the domestic non-qualified pension plan. In the first quarter of 2004, we contributed $0.9 million to the plans.

We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2003, for a discussion of our critical accounting estimates. During the three months ended March 31, 2004, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

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

INDEPENDENT ACCOUNTANTS’ REPORT

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. (the “Company”) as of March 31, 2004, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of FMC Technologies, Inc. as of December 31, 2003, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended prior to restatement for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (not presented herein); and in our report dated January 28, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the change in accounting method in 2002 for goodwill amortization to conform to SFAS No. 142, Goodwill and Other Intangible Assets. We also audited the adjustments described in Note 2 to the consolidated financial statements that were applied to restate the December 31, 2003 consolidated balance sheet of FMC Technologies, Inc. (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the restated consolidated balance sheet from which it has been derived.

/s/    KPMG LLP

Chicago, Illinois

April 27, 2004

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and FMC Corporation are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the Separation and Distribution Agreement between FMC Corporation and the Company, which contains key provisions relating to the 2001 spin-off of the Company from FMC Corporation, FMC Corporation is required to indemnify the Company for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. The Company expects that FMC Corporation will bear responsibility for the majority of these claims. Certain claims have been asserted subsequent to the spin-off, and while the ultimate responsibility for most of these claims cannot yet be determined due to lack of identification of the products or premises involved, the Company also expects that FMC Corporation will bear responsibility for a majority of these claims.

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

In March 2004, the Company and Cooper Cameron Corporation resolved all claims and disputes relating to ongoing litigation regarding patents previously reported by the Company. All claims have been dismissed. The terms of the settlement include a cross-license of patents between the Company and Cooper Cameron Corporation. There have been no other material developments with respect to the Company’s legal proceedings reported in Part I, Item 3, “Legal Proceedings,” in the Company’s 2003 Annual Report on Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Number in Exhibit Table	Description
4.11	Fourth Amendment to the $250,000,000 Five-Year Credit Amendment.

4.12	$250,000,000 Five-Year Credit Agreement Dated as of April 8, 2004.

10.4.c*	Third Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan.

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

Current Report on Form 8-K dated January 28, 2004, furnishing a press release announcing the Company’s financial results for the fiscal quarter and year ended December 31, 2003.

Current Report on Form 8-K dated March 25, 2004, furnishing a press release announcing that the Company will account for employee stock option compensation expense using the fair value method in accordance with SFAS No. 123.

Current Report on Form 8-K dated March 26, 2004, furnishing information presented by Company management to investment analysts.

Current Report on Form 8-K/A dated March 26, 2004, amending Current Report on Form 8-K dated March 26, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.
(Registrant)

Date: May 7, 2004	/s/ Ronald D. Mambu
Ronald D. Mambu
Vice President, Controller, and duly authorized officer

EXHIBIT INDEX

Number in Exhibit Table	Description

4.11	Fourth Amendment to the $250,000,000 Five-Year Credit Amendment.

4.12	$250,000,000 Five-Year Credit Agreement Dated as of April 8, 2004.

10.4.c*	Third Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan.

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.