Form 10-Q
period 2004-06-30
FMC TECHNOLOGIES INC
filed 2004-08-06
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

200 East Randolph Drive, Chicago, Illinois 60601

(Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2004
Common Stock, par value $0.01 per share	67,481,941

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue	$671.5	$609.9	$1,234.2	$1,109.6
Costs and expenses:
Cost of sales and services	541.7	489.2	991.9	892.3
Selling, general and administrative expense	83.1	77.9	162.5	151.1
Research and development expense	10.9	10.8	23.3	21.0

Total costs and expenses	635.7	577.9	1,177.7	1,064.4

Income before minority interests, net interest expense and income taxes	35.8	32.0	56.5	45.2
Minority interests	0.1	0.2	(0.1)	0.4
Net interest expense	1.8	2.5	3.8	4.7

Income before income taxes	33.9	29.3	52.8	40.1
Provision for income taxes	9.8	8.2	15.3	11.1

Net income	$24.1	$21.1	$37.5	$29.0

Earnings per share (Note 10)
Basic	$0.36	$0.32	$0.56	$0.44

Diluted	$0.35	$0.32	$0.55	$0.44

Weighted average shares outstanding (Note 10)
Basic	67.2	66.1	67.0	66.0

Diluted	69.0	66.8	68.7	66.6

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$101.5	$29.0
Trade receivables, net of allowances of $10.1 in 2004 and $10.3 in 2003	561.9	544.1
Inventories (Note 3)	288.6	286.8
Other current assets	67.2	89.5

Total current assets	1,019.2	949.4

Investments	34.5	31.8
Property, plant and equipment, net of accumulated depreciation of $411.7 in 2004 and $391.5 in 2003	319.7	327.9
Goodwill (Note 5)	115.2	118.2
Intangible assets, net (Note 5)	70.8	71.2
Other assets	115.4	106.1

Total assets	$1,674.8	$1,604.6

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$40.6	$20.4
Accounts payable, trade and other	275.1	272.4
Advance payments	283.7	255.6
Other current liabilities	205.8	214.6
Income taxes payable	59.3	23.4
Current portion of accrued pension and other postretirement benefits	40.2	19.8
Deferred income taxes	8.6	38.9

Total current liabilities	913.3	845.1

Long-term debt, less current portion (Note 7)	172.9	201.1
Accrued pension and other postretirement benefits, less current portion	32.9	46.4
Reserve for discontinued operations	7.3	12.9
Other liabilities	56.8	55.8
Commitments and contingent liabilities (Note 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2004 or 2003	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 67.4 and 66.4 shares issued in 2004 and 2003, respectively; 67.3 and 66.2 shares outstanding in 2004 and 2003, respectively	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.1 and 0.2 shares in 2004 and 2003, respectively	(2.0)	(3.0)
Capital in excess of par value of common stock	603.3	580.5
Retained earnings (deficit)	7.9	(29.6)
Accumulated other comprehensive loss (Note 9)	(118.3)	(105.3)

Total stockholders’ equity	491.6	443.3

Total liabilities and stockholders’ equity	$1,674.8	$1,604.6

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2004	2003
Cash provided (required) by operating activities of continuing operations:
Net income	$37.5	$29.0
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	26.5	22.7
Amortization	4.5	4.0
Net increase in advance payments	28.0	32.4
Other	(4.6)	(15.2)

Cash provided by operating activities of continuing operations	91.9	72.9

Cash required by discontinued operations	(5.5)	(4.6)

Cash provided (required) by investing activities:
Capital expenditures	(22.8)	(27.7)
Retirement of sale-leaseback obligations (Note 11)	—	(35.9)
Other	2.4	1.5

Cash required by investing activities	(20.4)	(62.1)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	20.3	(39.6)
Net increase in commercial paper	21.8	185.0
Repayments of long-term debt	(50.0)	(124.9)
Proceeds from issuance of common stock	15.2	4.0

Cash provided by financing activities	7.3	24.5

Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.2

Increase in cash and cash equivalents	72.5	30.9
Cash and cash equivalents, beginning of period	29.0	32.4

Cash and cash equivalents, end of period	$101.5	$63.3

Supplemental disclosures of cash flow information:
Cash paid for interest (net of capitalized interest)	$4.3	$5.3
Cash paid for income taxes (net of refunds received)	$13.7	$13.1

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of FMC Technologies, Inc. and its subsidiaries (“FMC Technologies” or the “Company”).

In the opinion of management, these consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of the Company’s results of operations and cash flows for the interim periods ended June 30, 2004 and 2003, and of its financial position as of June 30, 2004. All such adjustments are of a normal recurring nature.

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

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Note 2: Stock-Based Compensation

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based employee compensation expense was $3.1 million ($1.9 million after tax or $0.03 per diluted share) for the three months ended June 30, 2004, and $5.8 million ($3.5 million after tax or $0.05 per diluted share) for the six months ended June 30, 2004.

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

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
(In millions, except per share data)	Previously reported	As restated	Previously reported	As restated
Net income	$22.9	$21.1	$32.1	$29.0

Basic earnings per share	$0.35	$0.32	$0.49	$0.44

Diluted earnings per share	$0.34	$0.32	$0.48	$0.44

Note 3: Inventories

Inventories consisted of the following:

(In millions)	June 30, 2004	December 31, 2003
Raw materials	$76.4	$79.3
Work in process	124.3	111.9
Finished goods	221.8	225.5

Gross inventories before LIFO reserves and valuation adjustments	422.5	416.7
LIFO reserves and valuation adjustments	(133.9)	(129.9)

Net inventories	$288.6	$286.8

Note 4: Assets Held for Sale

MODEC International LLC. MODEC International LLC is a joint venture between the Company and a subsidiary of MODEC, Inc. Subsequent to June 30, 2004, the Company agreed to divest its 37.5% interest in the joint venture. The divestiture is pursuant to an agreement with MODEC, Inc. which provided the Company with the right, beginning May 2004, to convert its joint venture interest into shares of common stock of MODEC, Inc. The agreement states that the amount of consideration to be received by the Company is based on the relative contribution of the operating results of MODEC International LLC to the income of MODEC, Inc. for the preceding two fiscal years. At MODEC, Inc.’s option, the proceeds may consist of cash or common stock or a combination thereof. The proceeds to the Company are expected to total approximately $60 million to $80 million, an estimate that may fluctuate due to changes in the market value of MODEC, Inc. common stock, the currency exchange rate of the Japanese yen to the U.S. dollar, and adjustments that may result from an independent examination of the calculations specified in the agreement. The transaction is expected to be completed by the end of 2004.

The Company accounts for its interest in MODEC International LLC, which is part of the Energy Production Systems business segment, under the equity method. The book value of the joint venture amounted to approximately $17 million at June 30, 2004, and was included in investments on the Company’s consolidated balance sheet.

Measurement research and development. At December 31, 2003, assets held for sale included $2.5 million of net assets associated with research and development activities for one type of measurement technology included in the Energy Processing Systems business segment. During the first quarter of 2004, assets included in the group held for sale were redeployed for use within the Company. A sale was no longer deemed probable within a one-year period; consequently, the asset group was reclassified from held for sale to held for use and the Company recorded cumulative depreciation expense amounting to $0.5 million.

Note 5: Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill by business segment was as follows:

(In millions)	June 30, 2004	December 31, 2003
Energy Production Systems	$74.2	$76.9
Energy Processing Systems	17.3	17.3

Subtotal Energy Systems	91.5	94.2
FoodTech	14.9	15.1
Airport Systems	8.8	8.9

Total goodwill	$115.2	$118.2

The carrying amount of goodwill is subject to the impact of foreign currency translation adjustments.

Intangible assets

All of the Company’s acquired intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. The Company recorded $1.2 million and $2.3 million in amortization expense related to intangible assets in the three and six-month periods ended June 30, 2004, respectively. The Company recorded $0.7 million and $1.3 million in amortization expense related to intangible assets in the three and six-month periods ended June 30, 2003, respectively. The Company estimates that amortization of intangible assets will be approximately $2.4 million for the remainder of 2004. Based on current information, annual amortization expense for acquired intangible assets is expected to be approximately $5 million during the years 2005 through 2009.

The components of intangible assets were as follows:

	June 30, 2004		December 31, 2003
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$31.3	$7.0	$31.2	$5.4
Patents and acquired technology	47.9	15.5	46.7	17.2
Trademarks	19.0	5.9	19.6	4.6
Other	2.1	1.1	1.5	0.6

Total intangible assets	$100.3	$29.5	$99.0	$27.8

Note 6: Derivative Financial Instruments

Hedge ineffectiveness related to outstanding cash flow hedges recorded in earnings during the quarter ended June 30, 2004, was a net gain of $0.2 million. At June 30, 2004, the Company had recognized the following amounts in the consolidated balance sheet representing the fair values of derivative instruments: $8.4 million in other current assets, $7.3 million in other assets, $7.9 million in other current liabilities and $1.5 million in other liabilities. Of the $6.3 million total fair value represented on the consolidated balance sheet at June 30, 2004, $4.6 million of net deferred hedging gains were included in accumulated other comprehensive loss. Approximately $1.0 million of net gains are expected to be recognized in earnings during the twelve months ending June 30, 2005, at the time the underlying hedged transactions are realized. Net gains of $3.6 million are expected to be recognized at various times through November 30, 2012.

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

Note 7: Long-Term Debt

At June 30, 2004, long-term debt included $172.0 million of commercial paper and $0.9 million of other long-term debt. At December 31, 2003, long-term debt included $150.0 million of commercial paper, $50.0 million of borrowings under the five-year revolving credit facility maturing April 2006, and $1.1 million of other long-term debt.

Committed credit available under our five-year credit facilities provides the ability to refinance the Company’s commercial paper obligations on a long-term basis; therefore, all commercial paper outstanding was classified as long-term debt on the consolidated balance sheets.

In April 2004, the Company secured a five-year $250.0 million revolving credit facility maturing April 2009, which replaced its 364-day $150.0 million revolving credit facility upon maturity.

Note 8: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Service cost	$4.6	$3.6	$8.9	$7.3
Interest cost	7.9	7.2	15.9	14.7
Expected return on plan assets	(9.4)	(8.3)	(18.9)	(16.6)
Amortization of transition asset	—	(0.1)	(0.1)	(0.2)
Amortization of prior service cost (benefit)	0.1	0.2	0.4	0.5
Amortization of actuarial (gains) losses, net	1.6	0.6	3.1	1.4

Net periodic benefit cost	$4.8	$3.2	$9.3	$7.1

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.6	0.6	1.2	1.3
Amortization of prior service cost (benefit)	(0.5)	(0.6)	(0.9)	(1.2)
Amortization of actuarial (gains) losses, net	0.2	0.1	0.2	0.2

Net periodic benefit cost	$0.5	$0.3	$0.9	$0.7

The Company presently anticipates contributing $35 million to $40 million to its pension plans in 2004. Of the total anticipated contribution, the Company plans to contribute $30 million to the domestic qualified pension plan, which does not have a minimum funding requirement for 2004. The remainder will be contributed to the U.K. qualified pension plan and the domestic non-qualified pension plan.

For the three and six-month periods ended June 30, 2004, contributions to the Company’s pension plans amounted to $1.1 million and $2.0 million, respectively. Substantially all of these contributions were made to the U.K. qualified pension plan.

Note 9: Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Net income	$24.1	$21.1	$37.5	$29.0
Foreign currency translation adjustments	(1.4)	22.4	(11.5)	13.9
Cumulative effect of a change in functional currency	—	(12.8)	—	(12.8)
Net deferral of hedging gains (losses), net of income taxes	2.7	2.5	(1.0)	(2.6)
Minimum pension liability, net of income taxes	(0.2)	(0.8)	(0.5)	(0.8)

Comprehensive income	$25.2	$32.4	$24.5	$26.7

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	June 30, 2004	December 31, 2003
Cumulative foreign currency translation adjustments	$(97.5)	$(86.0)
Cumulative deferral of hedging gains, net of income taxes	4.6	5.6
Cumulative adjustments to minimum pension liability, net of income taxes	(25.4)	(24.9)

Accumulated other comprehensive loss	$(118.3)	$(105.3)

Note 10: Earnings Per Share (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2004	2003	2004	2003
Basic earnings per share:
Net income	$24.1	$21.1	$37.5	$29.0
Weighted average number of shares outstanding	67.2	66.1	67.0	66.0

Basic earnings per share	$0.36	$0.32	$0.56	$0.44

Diluted earnings per share:
Net income	$24.1	$21.1	$37.5	$29.0

Weighted average number of shares outstanding	67.2	66.1	67.0	66.0
Effect of dilutive securities:
Options on common stock	1.3	0.5	1.3	0.4
Restricted stock	0.5	0.2	0.4	0.2

Total shares and diluted securities	69.0	66.8	68.7	66.6

Diluted earning per share	$0.35	$0.32	$0.55	$0.44

Excluded from the computation of diluted shares outstanding for 2004 were options to purchase 0.5 million shares of common stock. These options were excluded because the option exercise prices exceeded the average market prices of the Company’s stock during the three and six-month periods ended June 30, 2004.

There were no dividends declared during the six-month period ended June 30, 2004.

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

Note 12: Warranty Obligations

Warranty cost and accrual information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Balance at beginning of period	$10.3	$12.1	$10.5	$11.9
Expense for new warranties	4.7	5.6	7.5	8.6
Adjustments to existing warranties	(0.3)	(0.7)	(0.4)	(0.5)
Claims paid	(2.6)	(5.0)	(5.5)	(8.0)

Balance at end of period	$12.1	$12.0	$12.1	$12.0

Note 13: Restructuring Reserves

During the fourth quarter of 2003, the Company recorded restructuring charges of $1.6 million associated with the divestiture of a FoodTech product line. The Company completed spending associated with this restructuring program during the first quarter of 2004.

Note 14: Commitments and Contingent Liabilities

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. The majority of these financial instruments represent guarantees of the Company’s future performance. Management does not expect these financial instruments to result in losses, if any, that would have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

In February 2003, the Company initiated court action in the Judicial District Court in Harris County, Texas against ABB Lummus Global, Inc., seeking recovery of scheduled payments owed and compensatory, punitive and other damages. A trial is currently scheduled to begin in October 2004.

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

In March 2004, the Company and Cooper Cameron Corporation resolved all claims and disputes relating to ongoing litigation regarding patents. All claims have been dismissed. The terms of the settlement include a cross-license of patents between the Company and Cooper Cameron Corporation.

Note 15: Business Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Revenue
Energy Production Systems	$345.4	$290.2	$641.7	$555.6
Energy Processing Systems	115.1	103.5	224.5	198.0
Intercompany eliminations	(3.4)	(0.3)	(6.3)	(0.3)

Subtotal Energy Systems	457.1	393.4	859.9	753.3
FoodTech	151.4	165.3	254.8	260.6
Airport Systems	65.1	53.1	123.2	99.4
Intercompany eliminations	(2.1)	(1.9)	(3.7)	(3.7)

Total revenue	$671.5	$609.9	$1,234.2	$1,109.6

Income before income taxes

Segment operating profit:
Energy Production Systems	$23.2	$20.0	$44.0	$36.1
Energy Processing Systems	7.0	8.1	11.7	9.5

Subtotal Energy Systems	30.2	28.1	55.7	45.6
FoodTech	13.9	15.3	18.5	21.5
Airport Systems	3.2	1.9	5.2	2.7

Total segment operating profit	47.3	45.3	79.4	69.8

Corporate items:
Corporate expense	(6.2)	(6.0)	(12.6)	(11.9)
Other expense, net	(5.4)	(7.5)	(10.2)	(13.1)
Net interest expense	(1.8)	(2.5)	(3.8)	(4.7)

Total corporate items	(13.4)	(16.0)	(26.6)	(29.7)

Income before income taxes	$33.9	$29.3	$52.8	$40.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the Securities and Exchange Commission, our press releases and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed below.

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

Among the important factors that could have an impact on our ability to achieve our operating results and growth plan goals are:

•	Increased competition from other companies operating in our industries, which include companies with capital resources equivalent to or greater than ours;

•	Instability and unforeseen changes in economic, political and social conditions in the international markets where we conduct business, including economically and politically volatile areas such as West Africa, the Middle East, Latin America and the Asia-Pacific region, which could cause or contribute to: foreign currency fluctuations; inflationary and recessionary markets; civil unrest, terrorist attacks and wars; seizure of assets; trade restrictions; foreign ownership restrictions; restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations; changes in governmental laws and regulations and the level of enforcement of laws and regulations; inability to repatriate income or capital; and reductions in the availability of qualified personnel;

•	Increasing portions of our business involving large subsea and/or offshore projects, which expose us to increased risks due to the significant technical and logistical challenges of these projects, their longer lead times and the requirement to dedicate substantial engineering effort and other capital resources to these projects;

•	Significant changes in interest rates or taxation rates;

•	Unanticipated increases in raw material prices (including the price of steel) compared with historical levels, or shortages of raw materials;

•	Inability to implement and effect price increases for our products and services when necessary;

•	Inherent risks in the marketplace associated with new product introductions and technologies and the development of new manufacturing processes;

•	Significant changes in the level of oil and gas exploration, production, development and processing resulting from capital spending decisions by oil and gas exploration and production companies that are influenced by current prices for crude oil and natural gas and the perceived stability and sustainability of those prices as well as long-term forecasts;

•	The effect of governmental policies regarding exploration and development of oil and gas reserves, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing and the level of production in non-OPEC countries;

•	Changes in capital spending levels by the U.S. Government and the impact of economic conditions and political and social issues on government appropriation decisions, including the procurement of Halvorsen loaders by the U.S. military;

•	Changes in business strategies and capital spending levels in the airline industry due to changes in international, national, regional and local economic conditions, war, political instability and terrorism (and the threat thereof), consumer perceptions of airline safety, and costs associated with safety, security and the weather;

•	Consolidation of customers in the petroleum exploration, commercial food processing or airline or air freight industries;

•	Unanticipated issues related to food safety, including costs related to product recalls, regulatory compliance and any related claims or litigation;

•	Freight transportation delays;

•	Our ability to integrate, operate and manage newly acquired business operations or joint venture investments, particularly in situations where we cannot control the actions of our joint venture partner and have only limited rights in controlling the actions of the joint venture, such as with our 37.5% interest in the MODEC joint venture;

•	The potential – even likely – illiquidity of common shares of MODEC, Inc. that we may receive, if any, as the result of our election to require the repurchase of our 37.5% interest in the MODEC joint venture;

•	Conditions affecting domestic and international capital and equity markets;

•	Unexpected changes in the size and timing of regional and/or product markets, particularly for short lead-time products;

•	Risks associated with litigation, including changes in applicable laws, the development of facts in individual cases, settlement opportunities, the actions of plaintiffs, judges and juries and the possibility that current reserves relating to our ongoing litigation may prove inadequate;

•	The effect of the loss of major contracts or losses from fixed price contracts;

•	The effect of the loss or termination of a strategic alliance with a major customer, particularly as it relates to our Energy Production Systems businesses;

•	The effect of labor-related actions, such as strikes, slowdowns and facility occupations;

•	The loss of key management or other personnel;

•	Developments in technology of competitors and customers that could impact our market share and the demand for our products and services; and

•	Environmental and asbestos related liabilities that may arise in the future that exceed our current reserves.

We wish to caution that the foregoing list of important factors may not be all-inclusive and specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Three Months Ended June 30, 2004 Compared

With Three Months Ended June 30, 2003

CONSOLIDATED RESULTS OF OPERATIONS

Our total revenue for the three months ended June 30, 2004, increased 10% to $672 million. The increase in revenue was attributable to our Energy Systems business segments (comprising Energy Production Systems and Energy Processing Systems) and to Airport Systems.

Our pre-tax income for the three months ended June 30, 2004, was $33.9 million ($24.1 million after tax). For the three months ended June 30, 2003, pre-tax income was $29.3 million ($21.1 million after tax). The increase in 2004 income reflected higher segment operating profit, primarily from Energy Production Systems, and lower other expense, net.

Outlook

Based on current market conditions and our solid backlog position, we have increased our estimated full-year 2004 earnings per diluted share to a range of 15 to 20 percent over 2003 earnings per diluted share of $1.03.

Employee Stock-Based Compensation Expense

On January 1, 2004, we began accounting for employee stock option compensation expense using the fair value method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, using the retroactive restatement method available under SFAS No. 148.

For the second quarter of 2003, the effect of the restatement was a reduction of $0.02 per diluted share, with restated second quarter 2003 earnings per diluted share of $0.32 versus our previously reported $0.34. For the six months ended June 30, 2003, the effect of the restatement was a reduction of $0.04 per diluted share, with restated earnings per diluted share for the six-month period of $0.44 versus our previously reported $0.48. For full year 2003, the effect of the restatement was a reduction of $0.10 per diluted share, with restated full year 2003 earnings per diluted share of $1.03 versus our previously reported $1.13.

In our 2004 incentive compensation award, restricted stock represented 2/3 of the total stock-based compensation expense and stock options represented the remainder. In prior years, restricted stock represented approximately 1/3 of the total. The effect of this change was a reduction in expense related to stock options offset by an increase in expense related to restricted stock. Additionally, in 2004, our stock-based compensation expense relating to stock options is lower than previous levels due to the vesting in 2003 of stock option grants that were issued in 2001 concurrent with our initial public offering.

The following is a summary of the components of stock-based compensation expense included in our results:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, before the effect of income taxes)	2004	2003	2004	2003
Restricted stock expense	$1.8	$0.9	$3.4	$1.8
Stock option expense	1.3	3.0	2.4	5.2

Total stock-based compensation expense	$3.1	$3.9	$5.8	$7.0

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

	Three Months Ended June 30,		Favorable/ (Unfavorable)
(In millions, except %)	2004	2003	$	%
Revenue
Energy Production Systems	$345.4	$290.2	$55.2	19.0%
Energy Processing Systems	115.1	103.5	11.6	11.2
Intercompany eliminations	(3.4)	(0.3)	(3.1)	*

Subtotal Energy Systems	457.1	393.4	63.7	16.2
FoodTech	151.4	165.3	(13.9)	(8.4)
Airport Systems	65.1	53.1	12.0	22.6
Intercompany eliminations	(2.1)	(1.9)	(0.2)	*

Total revenue	$671.5	$609.9	$61.6	10.1%

Segment Operating Profit
Energy Production Systems	$23.2	$20.0	$3.2	16.0%
Energy Processing Systems	7.0	8.1	(1.1)	(13.6)

Subtotal Energy Systems	30.2	28.1	2.1	7.5
FoodTech	13.9	15.3	(1.4)	(9.2)
Airport Systems	3.2	1.9	1.3	68.4

Total segment operating profit	47.3	45.3	2.0	4.4

Corporate Items
Corporate expense	(6.2)	(6.0)	(0.2)	(3.3)
Other expense, net	(5.4)	(7.5)	2.1	28.0
Net interest expense	(1.8)	(2.5)	0.7	28.0

Total corporate items	(13.4)	(16.0)	2.6	16.3

Income before income taxes	33.9	29.3	4.6	15.7
Provision for income taxes	(9.8)	(8.2)	(1.6)	(19.5)

Net income	$24.1	$21.1	$3.0	14.2%

*	Not meaningful

OPERATING RESULTS OF BUSINESS SEGMENTS

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue was higher in the second quarter of 2004 compared with the second quarter of 2003. The increase was primarily due to higher sales from floating production systems, largely attributable to the CNR and Santos projects. In addition, we recorded higher revenue from subsea systems by supplying our customers’ offshore exploration and production projects primarily in the North Sea and offshore West Africa. The increase was partially offset by a decline in subsea activity in the Gulf of Mexico.

Energy Production Systems’ operating profit in the second quarter of 2004 increased compared with the second quarter of 2003, reflecting the higher volume of floating production systems. We continued to account for the Sonatrach floating production project consistent with projections that, from a profit perspective, we expect to break even. The increase in segment profitability was also the result of higher subsea systems volume. Partially offsetting the increase in operating profit was the impact of weaker surface wellhead margins, reflecting a different geographic mix, and higher selling, administrative and other costs essential to support the continued growth of the business segment. In addition, results from our separation systems business, which we acquired in the third quarter of 2003, have been lower than we expected as a result of a delay in the receipt of orders.

During the second quarter of 2004, we received orders for subsea systems for delivery in all of the major offshore producing basins, including a significant project for BP offshore West Africa. Based on our solid backlog of orders, we expect Energy Production Systems’ operating profit to be higher for full year 2004 when compared with 2003. In addition, we expect the surface wellhead business to be strong in Asia and the Middle East, and also in North America, where we anticipate an increase in demand from gas development activity.

Energy Processing Systems

Energy Processing Systems’ revenue was higher for the three months ended June 30, 2004 compared with the same period in 2003. The increase was primarily driven by higher sales of measurement systems and LNG marine loading arms. In addition, sales of WECO®/Chiksan® equipment were higher, in response to both higher rig count activity and strong oil and gas prices. However, increased revenue was partially offset by the impact of lower sales of surface manifold equipment.

Energy Processing Systems’ operating profit in the second quarter of 2004 decreased compared with the second quarter of 2003, primarily the result of delayed orders which led to operating losses in our blending and transfer business. In addition, the reduction in operating profit reflected lower margins in the loading systems business in 2004. Margin improvement for measurement systems and increased operating profit from sales of WECO®/Chiksan® equipment partially offset this decrease.

Management expects that 2004 operating profit improvement will be driven by our fluid control business as demand from service companies increases in response to higher rig activity. In addition, we expect segment results to benefit from continued demand for LNG marine loading arms, reflecting the increased use of liquefied natural gas to meet the growing worldwide demand for energy. However, we are increasingly concerned about the timing of inbound orders in our blending and transfer business which could partially offset the overall improvement for the segment.

FoodTech

FoodTech’s revenue decreased in the second quarter of 2004 compared with the second quarter of 2003. This decrease was primarily due to fewer tomato processing projects in Europe and Asia compared to the prior year quarter and, to a lesser extent, the absence of sales for the harvester product line, which was sold in 2003. Partially offsetting these decreases were stronger sales of food handling and cooking equipment, the impact of foreign currency translation and increased revenue from our citrus business, reflecting the timing of the late season Florida orange crop.

The decrease in FoodTech’s operating profit in the second quarter of 2004 compared with the second quarter of 2003 was also driven by the lower volumes for tomato processing equipment partially offset by the increased operating profit for domestic citrus. To a lesser extent, the decrease in profitability was the result of the absence of operating profit from the harvester product line. The favorable impact of increased sales of food handling and cooking equipment were primarily offset by the impact of competitive pricing pressure in North America.

The market for FoodTech’s products in North America is improving, especially for sales of freezing systems and protein processing equipment; however, some margins have been lower than we expected. In addition, orders for other food processing equipment continue to be delayed. Based on current market conditions, we now estimate that FoodTech’s full year 2004 operating profit will be similar to or slightly lower than its operating profit in 2003.

Airport Systems

Airport Systems’ revenue increased in the second quarter of 2004 compared with 2003, primarily as a result of higher sales of Jetway® passenger boarding bridges to domestic airport authorities and higher sales of airport ground support equipment to customers outside of the United States. The increase in revenue was partially offset by lower sales of Halvorsen loaders. Our 2004 order from the U.S. Air Force for Halvorsen loaders reflected a decrease compared with 2003.

Airport Systems’ operating profit in the second quarter of 2004 increased compared with the second quarter of 2003. The increase was primarily attributable to higher volumes of Jetway® passenger boarding bridges, partially offset by lower volumes of Halvorsen loaders. In addition, the increased operating profit from a higher volume of ground support equipment was largely offset by the unfavorable impact of the increased cost of steel.

We continue to expect operating profit for Airport Systems to be slightly higher for full year 2004 when compared with 2003 as a result of increased capital spending by international airlines and ground handlers, along with an increase in sales of passenger boarding bridges to domestic airport authorities. The improvement in profitability for these commercial businesses is expected to more than offset the decline associated with lower volumes of Halvorsen loaders.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003
Energy Production Systems	$709.2	$183.5	$970.0	$461.1
Energy Processing Systems	114.7	113.4	233.3	214.8
Intercompany eliminations	(0.1)	(0.1)	(4.4)	(7.9)

Subtotal Energy Systems	823.8	296.8	1,198.9	668.0
FoodTech	125.2	122.0	279.0	274.2
Airport Systems	85.2	60.6	140.8	112.3
Intercompany eliminations	(2.2)	(1.0)	(4.4)	(3.2)

Total inbound orders	$1,032.0	$478.4	$1,614.3	$1,051.3

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	June 30, 2004	December 31, 2003	June 30, 2003
Energy Production Systems	$1,209.0	$880.7	$728.0
Energy Processing Systems	146.0	137.2	126.8
Intercompany eliminations	(3.6)	(5.5)	(7.6)

Subtotal Energy Systems	1,351.4	1,012.4	847.2
FoodTech	141.9	117.6	120.9
Airport Systems	147.1	129.5	124.7
Intercompany eliminations	(1.8)	(1.2)	(0.1)

Total order backlog	$1,638.6	$1,258.3	$1,092.7

Energy Production Systems’ order backlog at June 30, 2004, increased compared with December 31, 2003 and June 30, 2003, reflecting higher order backlog for subsea systems in West Africa, Brazil and the North Sea. The increase in order backlog for subsea systems in both periods was partially offset by lower order backlog for floating production systems, reflecting the impact of revenue recorded as progress was made on Sonatrach and other floating production projects.

Energy Processing Systems’ order backlog at June 30, 2004, increased when compared with December 31, 2003, as a result of higher order backlog for measurement solutions, driven by increased inbound orders for the Gulf of Mexico and Norway. When compared with June 30, 2003, order backlog at June 30, 2004 increased, reflecting higher order backlog for measurement solutions, loading systems and blending and transfer, due to a significant bulk conveying system order in the fourth quarter of 2003. The increase was partially offset by lower order backlog for fluid control equipment, in part due to a large surface manifold systems project in order backlog at June 30, 2003.

FoodTech’s order backlog at June 30, 2004, increased when compared with December 31, 2003, primarily as a result of higher order backlog for sterilization, cooking, and fruit and vegetable processing equipment, partially offset by a reduction in order backlog for freezing systems. Compared with June 30, 2003, the increase in order backlog was attributable primarily to higher order backlog for sterilization and cooking equipment and fruit and vegetable processing equipment, partially offset by a reduction in order backlog for food handling equipment.

Airport Systems’ order backlog at June 30, 2004, increased when compared with December 31, 2003. Higher order backlog for ground support equipment and Jetway® passenger boarding bridges was partially offset by lower backlog for Halvorsen loaders. When compared with June 30, 2003, order backlog was higher at June 30, 2004 as a result of increased order backlog for ground support equipment and Jetway® passenger boarding bridges, partly offset by lower order backlog for automated material handling systems.

CORPORATE ITEMS

Other Expense, Net

Other expense, net, comprises expense related to stock-based compensation, LIFO inventory adjustments, expense related to pension and other postretirement employee benefits and foreign currency related gains or losses.

For the three months ended June 30, 2004, other expense, net, decreased from the prior year quarter as a result of lower employee stock-based compensation, one-time cost recoveries, and the absence of expenses in 2004 related to the 2003 outsourcing of our benefit administration service center.

We anticipate that other expense, net, will be slightly lower in 2004 due to continued favorable comparisons related to lower employee stock-based compensation and the one-time cost recoveries. In addition, we expect lower expense to reflect both the absence of transition costs and the reduction in expenses resulting from the outsourcing of our benefit administration service center.

Net Interest Expense

Net interest expense for the quarter ended June 30, 2004, was lower compared with the same period in 2003 as a result of lower average debt levels and lower interest rates.

We now expect net interest expense for full year 2004 to be lower compared with 2003 due to lower average debt levels and lower interest rates.

Income Tax Expense

Income tax expense for the three months ended June 30, 2004, was $9.8 million on income before income taxes of $33.9 million, resulting in an effective tax rate of 29%.

Income tax expense for the three months ended June 30, 2003, was $8.2 million on income before income taxes of $29.3 million, resulting in an effective tax rate of 28%. The effective tax rate in 2003 includes the impact of the restatement of our historical financial statements associated with our change in accounting for stock-based compensation expense.

For the three months ended June 30, 2004 and 2003, the difference between the effective tax rates and the statutory U.S. federal income tax rate relates primarily to differing foreign tax rates.

We anticipate that our effective tax rate for full year 2004 will be near the 29% level.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Six Months Ended June 30,		Favorable/ (Unfavorable)
(In millions, except %)	2004	2003	$	%
Revenue
Energy Production Systems	$641.7	$555.6	$86.1	15.5%
Energy Processing Systems	224.5	198.0	26.5	13.4
Intercompany eliminations	(6.3)	(0.3)	(6.0)	*

Subtotal Energy Systems	859.9	753.3	106.6	14.2
FoodTech	254.8	260.6	(5.8)	(2.2)
Airport Systems	123.2	99.4	23.8	23.9
Intercompany eliminations	(3.7)	(3.7)	—	*

Total revenue	$1,234.2	$1,109.6	$124.6	11.2%

Segment Operating Profit
Energy Production Systems	$44.0	$36.1	$7.9	21.9%
Energy Processing Systems	11.7	9.5	2.2	23.2

Subtotal Energy Systems	55.7	45.6	10.1	22.1
FoodTech	18.5	21.5	(3.0)	(14.0)
Airport Systems	5.2	2.7	2.5	92.6

Total segment operating profit	79.4	69.8	9.6	13.8

Corporate Items
Corporate expense	(12.6)	(11.9)	(0.7)	(5.9)
Other expense, net	(10.2)	(13.1)	2.9	22.1
Net interest expense	(3.8)	(4.7)	0.9	19.1

Total corporate items	(26.6)	(29.7)	3.1	10.4

Income before income taxes	52.8	40.1	12.7	31.7
Provision for income taxes	(15.3)	(11.1)	(4.2)	(37.8)

Net income	$37.5	$29.0	$8.5	29.3%

*	Not meaningful

Six Months Ended June 30, 2004 Compared

With Six Months Ended June 30, 2003

CONSOLIDATED RESULTS OF OPERATIONS

Revenue for the six months ended June 30, 2004 was $1,234 million, an increase of 11% compared with the six months ended June 30, 2003. Higher sales were attributable to our Energy Systems businesses and, to a lesser extent, Airport Systems.

Income before income taxes for the six months ended June 30, 2004 of $52.8 million ($37.5 million after tax) compared favorably with income before income taxes for the six months ended June 30, 2003 of $40.1 million ($29.0 million after tax). The increase in 2004 income reflected higher segment operating profit, primarily from Energy Production Systems, and lower other expense, net.

OPERATING RESULTS OF BUSINESS SEGMENTS

Energy Production Systems

Energy Production Systems’ revenue and operating profit increased in the first six months of 2004 compared with the same period in 2003. Higher revenue was primarily attributable to floating production systems and, to a lesser extent, the favorable impact of foreign currency exchange rates. Increased profitability reflected higher volumes and margins in our floating production systems business and higher subsea volumes. However, results from our separation systems business, which we acquired in the third quarter of 2003, have been lower than expected as a result of a delay in the receipt of orders.

Energy Processing Systems

For the first six months of 2004, Energy Processing Systems’ revenue and operating profit increased compared with the same period in 2003. In 2004, we recorded higher revenue in each of the businesses, with the most notable increases arising from the measurement solutions and loading systems businesses. Compared with 2003, the increase in operating profit was primarily attributable to margin improvement for measurement systems and fluid control equipment, the latter due in part to unfavorable adjustments to contract reserves recorded in 2003. In addition, the increase reflects significantly lower employee severance charges in comparison to the prior-year period, partially offset by the negative impact of delayed orders which led to operating losses in our blending and transfer business in 2004.

FoodTech

FoodTech’s revenue and operating profit were lower in the first six months of 2004 compared with the same period in 2003. The decrease in revenue was primarily the result of lower sales of tomato processing equipment in Europe and Asia, lower sales of sterilization equipment due to order delays, and the absence of sales from the harvester product line sold in 2003. The decrease was partially offset by an increase in domestic sales of freezing systems, food handling equipment and cooking equipment as well as the favorable impact of foreign currency translation. The lower profitability was primarily attributable to the lower volume of tomato processing projects and, to a lesser extent, the absence of operating profit from the harvester product line.

Airport Systems

Airport Systems’ revenue and operating profit increased in the first six months of 2004 compared with the same period in 2003. Higher revenue and operating profit from increased sales of ground support equipment and Jetway® passenger boarding bridges was partly offset by the impact of lower Halvorsen loader volume.

CORPORATE ITEMS

Other Expense, Net

For the six months ended June 30, 2004, other expense, net, decreased compared with the six months ended June 30, 2003, as a result of lower employee stock-based compensation, one-time cost recoveries, and the absence of expenses in 2004 related to the 2003 outsourcing of our benefit administration service center.

Net Interest Expense

Net interest expense decreased in the first half of 2004 compared to the first half of 2003 as a result of lower average debt levels and lower interest rates.

Income Tax Expense

Income tax expense for the six months ended June 30, 2004, was $15.3 million on income before income taxes of $52.8 million, resulting in an effective tax rate of 29%.

Income tax expense for the six months ended June 30, 2003, was $11.1 million on income before income taxes of $40.1 million, resulting in an effective tax rate of 28%. The effective tax rate in 2003 includes the impact of the restatement of our historical financial statements associated with our change in accounting for stock-based compensation expense.

For the six months ended June 30, 2004 and 2003, the difference between the effective tax rates and the statutory U.S. federal income tax rate relates primarily to differing foreign tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Our net debt at June 30, 2004, and December 31, 2003, was $112.0 million and $192.5 million, respectively. Net debt includes short and long-term debt and the current portion of long-term debt, net of cash and cash equivalents. While our debt level has not changed significantly in the first six months of 2004, total cash and cash equivalents is well above historical levels, with most being generated and held offshore. Cash and cash equivalents were $101.5 million and $29.0 million at June 30, 2004, and December 31, 2003, respectively. The increase primarily reflected stronger cash flow from operations which included increased advance payments primarily from our Energy Production Systems customers.

Cash provided by operating activities of continuing operations of $91.9 million for the first six months of 2004 compared with $72.9 million for the first six months of 2003.

Operating working capital is working capital excluding cash and cash equivalents, short-term debt, the current portion of long-term debt and income tax balances. At June 30, 2004, operating working capital was $112.9 million, a decrease of $45.1 million compared with operating working capital of $158.0 million at December 31, 2003. Our operating working capital balances vary significantly depending on the payment terms and timing of delivery on key contracts. The decrease in operating working capital during the six months ended June 30, 2004, reflects a higher level of advance payments received from customers and an increase in the level of pension contributions we anticipate making in 2004, partially offset by the impact of an increase in trade receivables driven by higher sales in Energy Production Systems.

Cash required by investing activities was $20.4 million and $62.1 million for the six months ended June 30, 2004 and 2003, respectively. The 2003 cash outlays included $35.9 million to repurchase equipment in connection with the termination of certain sale-leaseback agreements, which were replaced with lower cost balance sheet debt. Excluding these cash outlays, cash required by investing activities during the first six months of 2003 was $26.2 million.

The following is a summary of our committed credit facilities at June 30, 2004:

(In millions)		Amounts Outstanding Under Committed Credit Facilities
Description	Commitment Amount	Debt Outstanding	Letters of Credit (a)	Unused Capacity		Maturity
Five-year revolving credit facility	$250.0	—	$8.2	$241.8		April 2006
Five-year revolving credit facility	250.0	—	7.8	242.2	(b)	April 2009

	$500.0	—	$16.0	$484.0	(c)

(a)	The five-year revolving credit facilities allow us to obtain a total of $250.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with these facilities.
(b)	In April 2004, we obtained this credit facility, which replaced the 364-day $150.0 million revolving credit facility upon maturity.
(c)	Outstanding commercial paper may not exceed the lesser of $400.0 million or the unused portion of the revolving credit facilities. The outstanding balance of commercial paper combined with the debt outstanding under the revolving credit facilities and the amount in standby letters of credit was limited to $500.0 million at June 30, 2004.

Among other restrictions, the terms of the committed credit agreements include negative covenants related to liens, and financial covenants related to consolidated tangible net worth, debt to earnings ratios and interest coverage ratios. We are in compliance with all debt covenants as of June 30, 2004. Our five-year revolving credit facility maturing April 2006 carries an effective annual interest rate of 100 basis points above the one-month London Interbank Offered Rate (“LIBOR”). The five-year revolving credit facility maturing April 2009 carries an effective annual interest rate of 87.5 basis points above the one-month LIBOR.

At December 31, 2003, we had $50.0 million outstanding under our five-year $250.0 million revolving credit facility maturing April 2006. During the second quarter of 2004, we paid down the entire $50.0 million of these borrowings, partly with proceeds from our borrowings under the commercial paper program. We had an interest rate swap agreement mature in June 2004 related to these long-term borrowings. The effect of the interest rate swap was to fix the effective annual interest rate on these borrowings at 5.92%. The interest rate swap was accounted for as a cash flow hedge and its fair value was included in other current liabilities on our consolidated balance sheet at December 31, 2003.

We have interest rate swaps related to our commercial paper outstanding of $150.0 million at June 30, 2004. The effect of these interest rate swaps, which mature in June 2008, is to fix the effective annual interest rate on these borrowings at 2.9%.

Our uncommitted credit includes domestic money-market facilities and international lines of credit. Borrowings under these uncommitted facilities totaled $1.6 million and $5.1 million at June 30, 2004, and December 31, 2003, respectively.

We also have an uncommitted credit agreement with MODEC International LLC, a 37.5%-owned joint venture, whereby MODEC International LLC, at its discretion, loans its excess cash to us. Under the terms of the credit agreement, the interest rate is based on the monthly weighted-average interest rate we pay on our domestic credit facilities and commercial paper, which was 1.2% and 1.3% at June 30, 2004, and December 31, 2003, respectively. Borrowings from MODEC International LLC amounted to $38.9 million and $15.2 million at June 30, 2004, and December 31, 2003, respectively. The credit agreement is cancelable at the request of either party with thirty days advance notice.

In July 2004, we communicated to MODEC, Inc. our decision to divest our 37.5% interest in the joint venture. The divestiture is pursuant to an agreement with MODEC, Inc., which provided us with the right, beginning May 2004, to convert our joint venture interest into shares of common stock of MODEC, Inc. The agreement states that the amount of consideration to be received by us is based on the relative contribution of the operating results of

MODEC International LLC to the income of MODEC, Inc. for the preceding two fiscal years. At MODEC, Inc.’s option, the proceeds may consist of cash or common stock or a combination thereof. We expect that the proceeds received will total approximately $60 million to $80 million, an estimate that may fluctuate due to changes in the market value of MODEC, Inc. common stock, the currency exchange rate of the Japanese yen to the U.S. dollar, and adjustments that may result from an independent examination of the calculations specified in the agreement. We expect that the transaction will be completed by the end of 2004.

We account for our 37.5% interest in MODEC International LLC under the equity method, within the Energy Production Systems business segment. The book value of the joint venture amounted to approximately $17 million at June 30, 2004.

Outlook

During 2004, we anticipate that our average debt levels will fluctuate as a result of working capital requirements, primarily associated with the terms and timing of delivery on the Sonatrach contract. By year-end 2004, we expect net debt to be $10 million to $20 million higher compared with year-end 2003, excluding any acquisition related debt and excluding any cash impact from the divestiture of our interest in MODEC International LLC.

We plan to meet our cash requirements in 2004 with cash generated from operations and our available credit facilities, which includes the proceeds available from our commercial paper program.

We forecast that our 2004 capital spending will be approximately $55 million to $60 million. This reflects a reduction in projected capital spending for Energy Production Systems after several years of higher capital spending levels needed to support increased subsea opportunities.

During 2003, we entered into an agreement to sell real estate for approximately $9 million in net proceeds. The sale is expected to close in the third quarter of 2004.

We currently anticipate contributing $35 million to $40 million to our pension plans in 2004. Of this total, we plan to contribute $30 million to the domestic qualified pension plan, which does not have a minimum funding requirement for 2004. The remainder will be contributed to the U.K. qualified pension plan and the domestic non-qualified pension plan. At June 30, 2004, our year to date pension plan contributions amounted to $2.0 million. Substantially all of this amount was contributed to the U.K. qualified pension plan.

We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2003, for a discussion of our critical accounting estimates. During the six months ended June 30, 2004, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (the “Act”). The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FASB Financial Staff Position (“FSP”) 106-1, issued in January 2004, we elected to defer recognizing the effect of the Act until the pending authoritative guidance on the accounting for the federal subsidy was issued.

In May 2004, the FASB issued FSP 106-2, which provides guidance on the accounting for the effects of the Act and also requires certain disclosures. Under FSP 106-2, we are required to determine by September 30, 2004 whether our retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. For plans that are actuarially equivalent to Medicare Part D, the value of the subsidy must be reflected in the accumulated postretirement benefit obligation, service cost and amortization of gains and losses, retroactive to January 1, 2004. As permitted by FSP 106-2, we are currently evaluating the effect of the Act on our other postretirement benefits and have not reflected in our net periodic benefit cost or accrued postretirement benefit obligation any amount associated with the federal subsidy.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. (the Company) as of June 30, 2004, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Technologies, Inc. as of December 31, 2003, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended prior to restatement for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (not presented herein); and in our report dated January 28, 2004, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the change in method of accounting for goodwill to conform to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” in 2002. We also audited the adjustments described in Note 2 to the accompanying consolidated financial statements that were applied to restate the December 31, 2003 consolidated balance sheet of FMC Technologies, Inc. (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the restated consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois

August 2, 2004

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

In February 2003, the Company initiated court action in the Judicial District Court in Harris County, Texas against ABB Lummus Global, Inc., seeking recovery of scheduled payments owed and compensatory, punitive and other damages. A trial is currently scheduled to begin in October 2004.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 21, 2004 for the purposes of re-electing three directors and voting on any other business properly brought before the meeting.

All of the nominees for directors, as listed in the proxy statement, were re-elected by the following votes:

Asbjørn Larsen	For:	58,075,081 votes
	Withheld:	4,379,205 votes

Joseph H. Netherland	For:	60,942,675 votes
	Withheld:	1,511,611 votes

James R. Thompson	For:	54,262,615 votes
	Withheld:	8,191,671 votes

The following directors’ terms of office continued after the meeting: Mike R. Bowlin, Thomas M. Hamilton, Edward J. Mooney, Richard A. Pattarozzi and James R. Ringler.

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

A Current Report on Form 8-K was filed with the SEC on April 8, 2004, to furnish under “Item 9. Regulation FD Disclosure” our press release whereby we announced our decision to cease obtaining legal services from the Chicago law firm of Winston & Strawn.

A Current Report on Form 8-K was filed with the SEC on April 27, 2004, (a) to furnish under “Item 7. Financial Statements and Exhibits” and “Item 12. Results of Operations and Financial Condition,” our announcement of financial results for the fiscal quarter ended March 31, 2004 and (b) to furnish under “Item 9. Regulation FD Disclosure” a reconciliation of 2001 after-tax profit on a pro forma basis, a non-GAAP measure, to 2001 net income measured on the basis of GAAP.

A Current Report on Form 8-K was filed with the SEC on April 30, 2004, to furnish under “Item 7. Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosure,” our press release announcing that the Company had obtained a committed $250 million, five-year revolving credit facility maturing in April 2009.

A Current Report on Form 8-K/A was filed with the SEC on April 30, 2004, to furnish under “Item 7. Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosure,” a correction to a slide used in an investor relations presentation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.
(Registrant)
/s/ Ronald D. Mambu
Ronald D. Mambu
Vice President, Controller, and duly authorized officer

Date: August 6, 2004

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