Form 10-Q
period 2004-09-30
FMC TECHNOLOGIES INC
filed 2004-11-04
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2004
Common Stock, par value $0.01 per share	68,385,925

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue	$700.0	$560.1	$1,934.2	$1,669.7
Costs and expenses:
Cost of sales and services	574.8	445.8	1,566.7	1,338.1
Selling, general and administrative expense	82.6	75.1	245.1	226.2
Research and development expense	11.4	11.1	34.7	32.1

Total costs and expenses	668.8	532.0	1,846.5	1,596.4
Minority interests	(1.2)	0.1	(1.3)	0.5

Income before net interest expense and income taxes	32.4	28.0	89.0	72.8
Net interest expense	1.4	2.2	5.2	6.9

Income before income taxes	31.0	25.8	83.8	65.9
Provision for income taxes	9.0	7.2	24.3	18.3

Net income	$22.0	$18.6	$59.5	$47.6

Earnings per share (Note 10)
Basic	$0.32	$0.28	$0.88	$0.72

Diluted	$0.32	$0.28	$0.86	$0.71

Weighted average shares outstanding (Note 10)
Basic	67.9	66.2	67.3	66.0

Diluted	69.7	67.1	69.0	66.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$35.8	$29.0
Trade receivables, net of allowances of $12.1 in 2004 and $10.3 in 2003	641.2	544.1
Inventories (Note 3)	299.6	286.8
Prepaid expenses	22.3	13.2
Investment in MODEC International LLC (Note 4)	16.2	—
Deferred income taxes	8.4	—
Other current assets	54.1	76.3

Total current assets	1,077.6	949.4
Investments	16.7	31.8
Property, plant and equipment, net of accumulated depreciation of $423.0 in 2004 and $391.5 in 2003	318.4	327.9
Goodwill (Note 5)	118.2	118.2
Intangible assets, net (Note 5)	70.0	71.2
Deferred income taxes	72.9	78.2
Other assets	27.4	27.9

Total assets	$1,701.2	$1,604.6

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$30.4	$20.4
Accounts payable, trade and other	292.0	272.4
Advance payments	270.1	255.6
Other current liabilities	216.3	214.6
Income taxes payable	65.0	23.4
Current portion of accrued pension and other postretirement benefits (Note 8)	29.3	19.8
Deferred income taxes	—	38.9

Total current liabilities	903.1	845.1
Long-term debt, less current portion (Note 7)	172.6	201.1
Accrued pension and other postretirement benefits, less current portion	18.7	46.4
Reserve for discontinued operations	7.1	12.9
Other liabilities	55.5	55.8
Commitments and contingent liabilities (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2004 or 2003	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 68.4 and 66.4 shares issued in 2004 and 2003, respectively; 68.3 and 66.2 shares outstanding in 2004 and 2003, respectively	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.1 and 0.2 shares outstanding in 2004 and 2003, respectively	(2.0)	(3.0)
Capital in excess of par value of common stock	628.4	580.5
Retained earnings (accumulated deficit)	29.9	(29.6)
Accumulated other comprehensive loss (Note 9)	(112.8)	(105.3)

Total stockholders’ equity	544.2	443.3

Total liabilities and stockholders’ equity	$1,701.2	$1,604.6

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2004	2003
Cash provided (required) by operating activities of continuing operations:
Net income	$59.5	$47.6
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	39.6	35.2
Amortization	7.0	6.0
Employee benefit plan costs	25.5	19.1
Deferred income taxes	(33.1)	12.5
Other	4.2	2.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(103.0)	(40.9)
Inventories	(17.9)	(23.2)
Other current assets and other assets	0.6	15.1
Accounts payable, other current liabilities and other liabilities	26.1	27.1
Advance payments	14.5	33.9
Income taxes	37.9	(11.5)
Accrued pension and other postretirement benefits, net	(34.2)	(17.4)

Cash provided by operating activities of continuing operations	$26.7	$106.0

(Continued)

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited) (Continued)

(In millions)

	Nine Months Ended September 30,
	2004	2003
Cash provided by operating activities of continuing operations	$26.7	$106.0

Cash required by discontinued operations	(5.6)	(4.9)

Cash provided (required) by investing activities:
Capital expenditures	(33.3)	(42.9)
Business acquisition, net of cash acquired	(0.9)	(43.9)
Retirement of sale-leaseback obligations	—	(35.9)
Other	4.8	4.0

Cash required by investing activities	(29.4)	(118.7)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt and current portion of long-term debt	10.1	(41.0)
Net increase in commercial paper	11.8	199.9
Repayments of long-term debt	(50.0)	(132.4)
Proceeds from issuance of long-term debt	9.7	—
Proceeds from issuance of common stock upon exercise of stock options	32.9	9.0
Net (increase) decrease in common stock held in employee benefit trust	1.0	(0.4)

Cash provided by financing activities	15.5	35.1

Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.5

Increase in cash and cash equivalents	6.8	18.0
Cash and cash equivalents, beginning of period	29.0	32.4

Cash and cash equivalents, end of period	$35.8	$50.4

Supplemental disclosures of cash flow information:
Cash paid for interest (net of capitalized interest)	$5.9	$7.6
Cash paid for income taxes (net of refunds received)	$17.1	$17.2

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements, and notes thereto (the “statements”), of FMC Technologies, Inc. and its subsidiaries (“FMC Technologies” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in the Company’s 2003 Annual Report on Form 10-K.

In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition and operating results as of and for the periods presented. Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of those for the full year. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

Note 2: Stock-Based Compensation

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Total stock-based employee compensation expense, including stock option and other stock-based compensation expense, was $3.6 million ($2.2 million after tax or $0.03 per diluted share) for the three months ended September 30, 2004, and $9.4 million ($5.7 million after tax or $0.08 per diluted share) for the nine months ended September 30, 2004.

The December 31, 2003, consolidated balance sheet has been restated for the retroactive adoption of the fair value recognition provisions of SFAS No. 123, which resulted in a $31.8 million increase in capital in excess of par value of common stock, a $17.8 million increase in accumulated deficit, and a $14.0 million increase in deferred income tax assets. The following table provides the effect of the restatement on net income and earnings per share:

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
(In millions, except per share data)	Previously reported	As restated	Previously reported	As restated
Net income	$20.3	$18.6	$52.4	$47.6

Basic earnings per share	$0.31	$0.28	$0.79	$0.72

Diluted earnings per share	$0.30	$0.28	$0.79	$0.71

Note 3: Inventories

Inventories consisted of the following:

(In millions)	September 30, 2004	December 31, 2003
Raw materials	$81.7	$79.3
Work in process	125.0	111.9
Finished goods	229.6	225.5

Gross inventories before LIFO reserves and valuation adjustments	436.3	416.7
LIFO reserves and valuation adjustments	(136.7)	(129.9)

Net inventories	$299.6	$286.8

Note 4: Assets Held for Sale

MODEC International LLC. MODEC International LLC is a joint venture between the Company and a subsidiary of MODEC, Inc. The Company has elected to convert its 37.5% interest pursuant to its joint venture agreement with MODEC, Inc., which gave the Company the right, beginning May 2004, to exchange its joint venture interest into shares of common stock of MODEC, Inc., cash, or a combination thereof, at MODEC, Inc.’s discretion. In November 2004, MODEC, Inc., informed the Company that the proceeds payable to the Company will be a combination of approximately 2.6 million shares of MODEC, Inc. common stock and 3.0 billion Japanese yen. The value of the proceeds is currently expected to total approximately $80 million, an estimate that may fluctuate due to changes in the market value of MODEC, Inc. common stock and the currency exchange rate of the Japanese yen to the U.S. dollar. The transaction is expected to be completed by the end of 2004.

Subsequent to September 30, 2004, the Company entered into foreign currency forward contracts to hedge the foreign currency exchange rate risk associated with 3.0 billion Japanese yen, or approximately $28 million, which the Company anticipates receiving in connection with the conversion of its investment in MODEC International LLC. Changes in the fair value of the foreign currency forward contracts, which mature in November 2004, will be recorded in earnings.

The Company accounts for its investment in MODEC International LLC, which is part of the Energy Production Systems business segment, under the equity method. At September 30, 2004, the carrying value of the Company’s investment in the joint venture of $16.2 million was classified in current assets in the Company’s consolidated balance sheet, reflecting the Company’s intent to convert its joint venture interest under the terms provided in the joint venture agreement. At December 31, 2003, the Company’s interest in the joint venture of $17.2 million was classified in investments in the Company’s consolidated balance sheet.

Measurement research and development. At December 31, 2003, other current assets included assets held for sale of $2.5 million associated with research and development activities for one type of measurement technology included in the Energy Processing Systems business segment. During the first quarter of 2004, assets included in the group held for sale were redeployed for use within the Company. A sale was no longer deemed probable within a one-year period; consequently, the asset group was reclassified from held for sale to held for use and the Company recorded cumulative depreciation expense amounting to $0.5 million.

Note 5: Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill by business segment was as follows:

(In millions)	September 30, 2004	December 31, 2003
Energy Production Systems	$77.0	$76.9
Energy Processing Systems	17.3	17.3

Subtotal Energy Systems	94.3	94.2
FoodTech	15.1	15.1
Airport Systems	8.8	8.9

Total goodwill	$118.2	$118.2

The carrying amount of goodwill is subject to the impact of foreign currency translation adjustments.

The Company performs its annual impairment testing of goodwill on October 31 of each year, or more frequently if impairment indicators arise.

Intangible assets

All of the Company’s acquired intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. Amortization expense related to intangible assets in the three- and nine-month periods ended September 30, 2004, was $1.3 million and $3.6 million, respectively. Amortization expense related to intangible assets in the three- and nine-month periods ended September 30, 2003, was $0.9 million and $2.2 million, respectively. The Company estimates that amortization of intangible assets will be approximately $1.1 million for the remainder of 2004. Based on current information, annual amortization expense for acquired intangible assets is expected to be approximately $5 million during the years 2005 through 2009.

The components of intangible assets were as follows:

	September 30, 2004		December 31, 2003
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$31.3	$7.4	$31.2	$5.4
Patents and acquired technology	48.4	16.5	46.7	17.2
Trademarks	19.2	6.1	19.6	4.6
Other	2.2	1.1	1.5	0.6

Total intangible assets	$101.1	$31.1	$99.0	$27.8

Note 6: Derivative Financial Instruments

The consolidated balance sheets include the following amounts representing the fair value of derivative instruments:

(In millions)	September 30, 2004	December 31, 2003
Other current assets	$14.2	$31.4
Other assets	4.7	5.1

Other current liabilities	8.5	8.6
Other liabilities	1.1	3.9

Total net fair value of derivative instruments	$9.3	$24.0

Of the $9.3 million total net fair value represented on the consolidated balance sheet at September 30, 2004, $5.8 million of net deferred hedging gains were included in accumulated other comprehensive loss. Approximately $3.6 million of net gains are expected to be recognized in earnings during the twelve months ending September 30, 2005, at the time the underlying hedged transactions are realized. Net gains of $2.2 million are expected to be recognized at various times through November 30, 2012.

There was no material hedge ineffectiveness related to outstanding cash flow hedges recorded in earnings during the three- and nine-month periods ended September 30, 2004 or 2003.

Note 7: Debt

At September 30, 2004, long-term debt included $161.8 million of commercial paper and $10.8 million of other long-term debt. At December 31, 2003, long-term debt included $150.0 million of commercial paper, $50.0 million of borrowings under the five-year revolving credit facility maturing April 2006, and $1.1 million of other long-term debt.

Committed credit available under our five-year credit facilities provides the ability to refinance the Company’s commercial paper obligations on a long-term basis; therefore, all commercial paper outstanding was classified as long-term debt on the consolidated balance sheets.

In April 2004, the Company secured a five-year $250.0 million revolving credit facility maturing April 2009, which replaced its 364-day $150.0 million revolving credit facility upon maturity. The terms and covenants of the new facility are substantially similar to our existing five-year revolving credit facility maturing in April 2006.

In September 2004, the Company entered into agreements for the sale and leaseback of an office building having a net book value of $8.5 million. Under the terms of the agreement, the building was sold for $10.0 million and leased back under a 10-year lease. The Company has subleased a portion of this property to a third party under a lease agreement that is being accounted for as an operating lease. The Company has accounted for the transaction as a financing transaction, and is amortizing the $10.0 million sale-leaseback obligation using an effective annual interest rate of 5.37%. At September 30, 2004, the $8.5 million carrying value of the building remained in property, plant and equipment on the consolidated balance sheet. Of the total $10.0 million obligation, $0.3 million was included in short-term debt and the current portion of long-term and the remainder was included in long-term debt on the Company’s consolidated balance sheet at September 30, 2004.

The Company’s future minimum lease payments under the terms of the sale-leaseback were $8.4 million as of September 30, 2004, and are payable as follows: $212,500 in 2004, $850,000 in each year from 2005 through 2009, and $4.0 million thereafter. Future minimum sublease rental receipts under the terms of the sublease were $5.9 million as of September 30, 2004, and are to be received as follows: $200,000 in 2004, $590,000 in each year from 2005 to 2009, and $2.8 million thereafter.

Note 8: Pension and Other Postretirement Benefits

At September 30, 2004, the current portion of accrued pension and other postretirement benefits of $29.3 million included approximately $26 million that the Company estimates it will voluntarily contribute to pension plans during the next twelve months.

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Service cost	$4.6	$3.8	$13.5	$11.1
Interest cost	8.0	7.1	23.9	21.8
Expected return on plan assets	(9.2)	(8.2)	(28.1)	(24.8)
Amortization of transition asset	(0.2)	(0.1)	(0.3)	(0.3)
Amortization of prior service cost	0.4	0.2	0.8	0.7
Amortization of actuarial losses, net	1.1	0.6	4.2	2.0

Net periodic benefit cost	$4.7	$3.4	$14.0	$10.5

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	0.3	0.6	1.5	1.9
Amortization of prior service benefit	(0.4)	(0.6)	(1.3)	(1.8)
Amortization of actuarial losses, net	—	0.1	0.2	0.3

Net periodic benefit cost	$0.1	$0.3	$1.0	$1.0

For the three- and nine-month periods ended September 30, 2004, contributions to the Company’s pension plans amounted to $31.0 million and $33.0 million, respectively. Substantially all of these contributions were made to the domestic qualified pension plan which does not have a minimum funding requirement for 2004. During the fourth quarter of 2004, the Company anticipates contributing approximately $5 million to its U.K. qualified pension plan.

Note 9: Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Net income	$22.0	$18.6	$59.5	$47.6
Foreign currency translation adjustments	4.2	(1.9)	(7.4)	12.0
Cumulative effect of a change in functional currency	—	—	—	(12.8)
Net deferral of hedging gains, net of income taxes	1.2	2.6	0.2	—
Minimum pension liability adjustments, net of income taxes	0.2	0.1	(0.3)	(0.7)

Comprehensive income	$27.6	$19.4	$52.0	$46.1

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	September 30, 2004	December 31, 2003
Cumulative foreign currency translation adjustments	$(93.4)	$(86.0)
Cumulative deferral of hedging gains, net of income taxes	5.8	5.6
Cumulative adjustments to minimum pension liability, net of income taxes	(25.2)	(24.9)

Accumulated other comprehensive loss	$(112.8)	$(105.3)

Note 10: Earnings Per Share (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2004	2003	2004	2003
Basic earnings per share:
Net income	$22.0	$18.6	$59.5	$47.6

Weighted average number of shares outstanding	67.9	66.2	67.3	66.0

Basic earnings per share	$0.32	$0.28	$0.88	$0.72

Diluted earnings per share:
Net income	$22.0	$18.6	$59.5	$47.6

Weighted average number of shares outstanding	67.9	66.2	67.3	66.0
Effect of dilutive securities:
Options on common stock	1.3	0.7	1.3	0.6
Restricted stock	0.5	0.2	0.4	0.2

Total shares and diluted securities	69.7	67.1	69.0	66.8

Diluted earnings per share	$0.32	$0.28	$0.86	$0.71

There were no dividends declared during the nine-month periods ended September 30, 2004 or 2003.

Note 11: Warranty Obligations

Warranty cost and accrual information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Balance at beginning of period	$12.1	$12.0	$10.5	$11.9
Expense for new warranties	3.4	3.7	10.9	12.3
Adjustments to existing accruals	(1.0)	(1.4)	(1.4)	(1.9)
Claims paid	(3.3)	(3.2)	(8.8)	(11.2)

Balance at end of period	$11.2	$11.1	$11.2	$11.1

Note 12: Restructuring Reserves

During the fourth quarter of 2003, the Company recorded restructuring charges of $1.6 million associated with the divestiture of a FoodTech product line. The Company completed spending associated with this restructuring program during the first quarter of 2004.

Note 13: Commitments and Contingent Liabilities

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. The majority of these financial instruments represent guarantees of the Company’s future performance. Management does not expect these financial instruments to result in losses, if any, which would have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

In February 2003, the Company initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. In October 2004, ABB filed a petition to remove the case to federal court. The federal court has not yet established a trial date, but the Company now expects the trial to take place in 2005.

The Company has other contingent liabilities arising from litigation, claims and commitments incident to the ordinary course of business. While the ultimate resolution of these contingencies cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 14: Business Segment Information

Segment revenue and segment operating profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Revenue
Energy Production Systems	$363.6	$271.2	$1,005.3	$826.8
Energy Processing Systems	126.6	106.1	351.1	304.1
Intercompany eliminations	(2.1)	(1.7)	(8.4)	(2.0)

Subtotal Energy Systems	488.1	375.6	1,348.0	1,128.9
FoodTech	137.8	127.2	392.6	387.8
Airport Systems	76.1	58.7	199.3	158.1
Intercompany eliminations	(2.0)	(1.4)	(5.7)	(5.1)

Total revenue	$700.0	$560.1	$1,934.2	$1,669.7

Income before income taxes
Segment operating profit:
Energy Production Systems	$20.2	$14.0	$64.2	$50.1
Energy Processing Systems	8.9	8.1	20.6	17.6

Subtotal Energy Systems	29.1	22.1	84.8	67.7
FoodTech	8.3	9.9	26.8	31.4
Airport Systems	6.1	5.3	11.3	8.0

Total segment operating profit	43.5	37.3	122.9	107.1
Corporate items:
Corporate expense	(6.3)	(5.7)	(18.9)	(17.6)
Other expense, net	(4.8)	(3.6)	(15.0)	(16.7)
Net interest expense	(1.4)	(2.2)	(5.2)	(6.9)

Total corporate items	(12.5)	(11.5)	(39.1)	(41.2)

Income before income taxes	$31.0	$25.8	$83.8	$65.9

Segment operating capital employed and segment assets

(In millions)	September 30, 2004	December 31, 2003
Segment operating capital employed (1):
Energy Production Systems	$394.9	$358.7
Energy Processing Systems	187.1	182.0

Subtotal Energy Systems	582.0	540.7
FoodTech	175.9	178.3
Airport Systems	62.6	50.0

Total segment operating capital employed	820.5	769.0
Segment liabilities included in total segment operating capital employed (2)	781.4	743.6
Corporate (3)	99.3	92.0

Total assets	$1,701.2	$1,604.6

Segment assets:
Energy Production Systems	$852.8	$743.6
Energy Processing Systems	305.3	294.5
Intercompany eliminations	(3.5)	(1.2)

Subtotal Energy Systems	1,154.6	1,036.9
FoodTech	326.1	357.6
Airport Systems	121.2	118.1

Total segment assets	1,601.9	1,512.6
Corporate (3)	99.3	92.0

Total assets	$1,701.2	$1,604.6

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO reserves.

(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments from customers, accrued payroll and other liabilities.

(3)	Corporate includes LIFO reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment and the fair value of derivatives.

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

Among the important factors that could have an impact on our ability to achieve our operating results and growth plan goals are:

•	Increased competition from other companies operating in our industries, which include companies with capital resources equivalent to or greater than ours;

•	Instability and unforeseen changes in economic, political and social conditions in the international markets where we conduct business, including economically and politically volatile areas such as West Africa, the Middle East, Latin America and the Asia-Pacific region, which could cause or contribute to: foreign currency fluctuations; inflationary and recessionary markets; civil unrest, terrorist attacks and wars; seizure of assets; trade restrictions; foreign ownership restrictions; restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations; changes in governmental laws and regulations and the level of enforcement of laws and regulations; inability to repatriate income or capital; and reductions in the availability of qualified personnel;

•	Increasing portions of our business involving large subsea and/or offshore projects, which expose us to increased risks due to the significant technical and logistical challenges of these projects, their longer lead times and the requirement to dedicate substantial engineering effort and other capital resources to these projects;

•	Inability to complete a project as scheduled or to meet other contractual obligations to our customers, potentially leading to reduced profits or even losses;

•	Significant changes in interest rates or taxation rates;

•	Unanticipated increases in raw material prices (including the price of steel) compared with historical levels, or shortages of raw materials;

•	Inability to implement and effect price increases for our products and services when necessary;

•	Inherent risks in the marketplace associated with new product introductions and technologies and the development of new manufacturing processes;

•	Significant changes in the level of oil and gas exploration, production, development and processing resulting from capital spending decisions by oil and gas exploration and production companies that are influenced by current prices for crude oil and natural gas and the perceived stability and sustainability of those prices as well as long-term forecasts;

•	The effect of governmental policies regarding exploration and development of oil and gas reserves, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing and the level of production in non-OPEC countries;

•	Changes in capital spending levels by the U.S. Government and the impact of economic conditions and political and social issues on government appropriation decisions, including the procurement of Halvorsen loaders by the U.S. military;

•	Changes in business strategies and capital spending levels in the airline industry due to changes in international, national, regional and local economic conditions, war, political instability and terrorism (and the threat thereof), consumer perceptions of airline safety, and costs associated with safety, security and the weather;

•	Consolidation of customers in the petroleum exploration, commercial food processing or airline or air freight industries;

•	Unanticipated issues related to food safety, including costs related to product recalls, regulatory compliance and any related claims or litigation;

•	Freight transportation delays;

•	Our ability to integrate, operate and manage newly acquired business operations or joint venture investments, particularly in situations where we cannot control the actions of our joint venture partner and have only limited rights in controlling the actions of the joint venture, such as with our 37.5% interest in MODEC International LLC;

•	The potential – even likely – illiquidity of the common shares of MODEC, Inc., that we receive in connection with our election to convert our 37.5% interest in MODEC International LLC;

•	Conditions affecting domestic and international capital and equity markets;

•	Unexpected changes in the size and timing of regional and/or product markets, particularly for short lead-time products;

•	Risks associated with litigation, including changes in applicable laws, the development of facts in individual cases, settlement opportunities, the actions of plaintiffs, judges and juries and the possibility that current reserves relating to our ongoing litigation may prove inadequate;

•	The effect of the loss of major contracts or losses from fixed price contracts;

•	The effect of the loss or termination of a strategic alliance with a major customer, particularly as it relates to our Energy Production Systems businesses;

•	The effect of labor-related actions, such as strikes, slowdowns and facility occupations;

•	The loss of key management or other personnel;

•	Developments in technology of competitors and customers that could impact our market share and the demand for our products and services; and

•	Environmental and asbestos-related liabilities that may arise in the future that exceed our current reserves.

We wish to caution that the foregoing list of important factors may not be all-inclusive and specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2004	2003	$	%
Revenue
Energy Production Systems	$363.6	$271.2	$92.4	34.1%
Energy Processing Systems	126.6	106.1	20.5	19.3
Intercompany eliminations	(2.1)	(1.7)	(0.4)	*

Subtotal Energy Systems	488.1	375.6	112.5	30.0
FoodTech	137.8	127.2	10.6	8.3
Airport Systems	76.1	58.7	17.4	29.6
Intercompany eliminations	(2.0)	(1.4)	(0.6)	*

Total revenue	$700.0	$560.1	$139.9	25.0%

Segment Operating Profit
Energy Production Systems	$20.2	$14.0	$6.2	44.3%
Energy Processing Systems	8.9	8.1	0.8	9.9

Subtotal Energy Systems	29.1	22.1	7.0	31.7
FoodTech	8.3	9.9	(1.6)	(16.2)
Airport Systems	6.1	5.3	0.8	15.1

Total segment operating profit	43.5	37.3	6.2	16.6
Corporate Items
Corporate expense	(6.3)	(5.7)	(0.6)	(10.5)
Other expense, net	(4.8)	(3.6)	(1.2)	(33.3)
Net interest expense	(1.4)	(2.2)	0.8	36.4

Total corporate items	(12.5)	(11.5)	(1.0)	(8.7)

Income before income taxes	31.0	25.8	5.2	20.2
Provision for income taxes	(9.0)	(7.2)	(1.8)	(25.0)

Net income	$22.0	$18.6	$3.4	18.3%

*	Not meaningful

Three Months Ended September 30, 2004, Compared

With Three Months Ended September 30, 2003

CONSOLIDATED RESULTS OF OPERATIONS

Our total revenue for the three months ended September 30, 2004, increased 25% to $700 million compared with the three months ended September 30, 2003. The increase in revenue was primarily attributable to our Energy Systems business segments. Energy Production Systems and Energy Processing Systems accounted for 66% and 15%, respectively, of the increase, while 12% of the increase in revenue was attributable to our Airport Systems business.

Cost of sales and services for the three months ended September 30, 2004, was $574.8 million, an increase of 29% compared with the three months ended September 30, 2003. Approximately 85% of this increase was related to higher sales volume in our Energy Systems and Airport Systems businesses. The impact of foreign currency exchange also caused our costs of sales and services to increase, along with higher steel costs, the latter mainly in Airport Systems.

Selling, general and administrative expense for the three months ended September 30, 2004, was $82.6 million, an increase of 10% compared with the three months ended September 30, 2003. Higher costs in our Energy Production Systems business accounted for 79% of the increase, the result of a higher level of bid and proposal activities, higher administrative expenses and the impact of increased headcount required to support growth in this business segment.

Our pre-tax income for the three months ended September 30, 2004, was $31.0 million ($22.0 million after tax). For the three months ended September 30, 2003, pre-tax income was $25.8 million ($18.6 million after tax). The increase in 2004 pre-tax income of $5.2 million reflected a $6.2 million increase in segment operating profit, primarily from Energy Production Systems, partly offset by a $1.0 million increase in expense relating to corporate items.

Outlook

We continue to estimate that our full-year 2004 earnings per diluted share will be within the range of 15 to 20 percent over 2003 earnings per diluted share of $1.03. This reflects the increase we made in our estimate in the second quarter of 2004 which was based on an assessment of market conditions and our order backlog. Our projected full-year 2004 earnings per diluted share does not include the anticipated gain from the conversion of our investment in MODEC International LLC, which we believe could amount to an additional $0.55 to $0.60 per diluted share, based on current estimates. This anticipated gain is based on expected proceeds from the exchange of approximately $80 million.

For full-year 2005, we are anticipating continued growth in our earnings per share compared with 2004. We expect 2005 growth to be driven by our Energy Systems businesses, and anticipate that FoodTech and Airport Systems will perform at a level that is equal to or slightly higher than their full-year 2004 results.

Employee Stock-Based Compensation Expense

On January 1, 2004, we began accounting for employee stock option compensation expense using the fair value method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, using the retroactive restatement method of transition available under SFAS No. 148.

For the third quarter of 2003, the effect of the restatement was a reduction of $0.02 per diluted share, with restated third quarter 2003 earnings per diluted share of $0.28 versus our previously reported $0.30. For the nine months ended September 30, 2003, the effect of the restatement was a reduction of $0.08 per diluted share, with restated earnings per diluted share for the nine-month period of $0.71 versus our previously reported $0.79. For full-year 2003, the effect of the restatement was a reduction of $0.10 per diluted share, with restated full-year 2003 earnings per diluted share of $1.03 versus our previously reported $1.13.

In our 2004 incentive compensation award, stock options represented 1/3 of the total stock-based award value. In prior years, stock options represented approximately 2/3 of the total. The effect of this change was a reduction in expense related to stock options offset by an increase in expense related to other types of stock-based compensation. Additionally, in 2004, our stock-based compensation expense relating to stock options is lower than previous levels due to the vesting in 2003 of stock option grants that were issued in 2001 concurrent with our initial public offering. The following is a summary of the components of stock-based compensation expense included in our results:

(In millions, before the effect of income taxes)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock option compensation expense	$1.3	$2.8	$3.7	$8.0
All other stock-based compensation expense	2.3	0.9	5.7	2.7

Total stock-based compensation expense	$3.6	$3.7	$9.4	$10.7

OPERATING RESULTS OF BUSINESS SEGMENTS

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue was higher in the third quarter of 2004 compared with the third quarter of 2003. Higher revenue from sales of subsea and floating production systems represented 49% and 27%, respectively, of the increase. To a lesser extent, the increase in revenue was also attributable to favorable foreign currency translation.

Revenue from sales of subsea systems of $255 million in the third quarter of 2004 grew 29% from $198 million for the same period in 2003, attributable to higher revenue from subsea activity in all of the major offshore oil producing basins, except the Gulf of Mexico, and favorable foreign currency translation. Revenue from sales of floating production systems increased as a result of ongoing projects for CNR, Santos and Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”).

Energy Production Systems’ operating profit in the third quarter of 2004 increased compared with the third quarter of 2003, with higher volumes and favorable margins in our subsea business. The increase in operating profit was partially offset by the impact of higher selling, general and administrative expense related to higher volumes. Increased profitability was also partially offset by higher period costs in 2004, including a $4.4 million (pre-tax) provision for anticipated losses on the Sonatrach project in 2004, a result of an increase in estimated total project costs.

For 2005, we are expecting operating profit growth over 2004 from our Energy Production Systems business. This expectation is based on recent project awards and our strong backlog of orders in our subsea business. In addition, we anticipate that our surface wellhead business will continue to benefit from a strong market environment, driven by rig count activity and oil and gas prices. To a lesser extent, we also expect increased profitability to come from our separation systems business and from floating production systems, where we are projecting improved margins on lower volume as the Sonatrach project approaches completion in the second quarter of 2005.

Energy Processing Systems

Energy Processing Systems’ revenue was higher for the three months ended September 30, 2004, compared with the same period in 2003. Higher revenue from sales of measurement equipment, which represented 44% of the increase in revenue for this business segment, was primarily the result of increased sales in Europe. The growth in sales of material handling systems, which represented 41% of the segment’s total increase, reflected a stronger U.S. market. In our fluid control business, the impact of higher sales of WECO®/Chiksan® equipment was partially offset by lower revenue from sales of manifold systems.

Energy Processing Systems’ operating profit in the third quarter of 2004 increased compared with the third quarter of 2003. Increases in profitability of $1.1 million for material handling systems and $0.7 million for measurement equipment were primarily attributable to higher volumes. The increase in profitability was partially offset by a decrease of $0.8 million in operating profit for loading systems, reflecting increased operating costs. Also, to a lesser extent, the segment operating profit reflected the unfavorable impact of continued losses recorded by our blending and transfer business, a result of delays in receiving orders.

We are becoming increasingly concerned about our blending and transfer business due to the lack of inbound orders in 2004. We have not lost market share, but we continue to monitor the status of prospective orders. We will be evaluating the assets in this business as part of our annual review of goodwill in the fourth quarter. Depending on the results of our review, we may have a charge in the fourth quarter associated with impairment of goodwill in the blending and transfer business. We estimate the range for this charge to be $0.0 to $6.5 million. We have not included any impact from this in our projected full-year 2004 earnings per diluted share.

In 2005, we expect Energy Processing Systems to deliver growth in operating profit over 2004. In our fluid control business, we expect demand for WECO®/Chiksan® equipment from service companies to continue, the result of high rig counts. We are also projecting increased profitability in our manifold systems business in 2005 along with improved performance from our loading systems, measurement systems and material handling systems businesses.

FoodTech

FoodTech’s revenue increased in the third quarter of 2004 compared with the third quarter of 2003. This was primarily attributable to favorable foreign currency translation, which represented 26% of the increase, and growth in sales of freezing systems, which represented 23% of the increase. The increase in revenue was partly offset by a decrease in citrus processing revenue, primarily the result of competitive pressures affecting the citrus business and the impact of unfavorable weather conditions on the Florida citrus crop.

FoodTech’s operating profit decreased in the third quarter of 2004 compared with the third quarter of 2003. Lower operating profit was primarily attributable to lower volumes and margins in our citrus business. In addition, the decrease in profitability reflected the $1.4 million favorable adjustment for foreign sales taxes recorded in 2003. Lower margins for freezing and cooking equipment, primarily attributable to competitive pressures in North America, were partially offset by the favorable impact of a lower cost structure, the result of prior restructuring activity.

Based on current market conditions, we now estimate that FoodTech’s full-year 2004 operating profit will be lower than its operating profit in 2003.

In 2005, our FoodTech business performance is expected to be essentially level with or slightly higher than 2004 results. We anticipate an increase in profitability from food processing equipment, primarily related to sterilizer and canning equipment, and from the freezer and food handling equipment businesses. The increase in profitability is expected to be partially offset by a reduction in citrus business performance, attributable in large part to the impact of the 2004 hurricane damage on the Florida citrus crop.

Airport Systems

Airport Systems’ revenue was higher in the third quarter of 2004 compared with the third quarter of 2003. Higher revenue from sales of Jetway® passenger boarding bridges and ground support equipment represented 44% and 42%, respectively, of the increase. Stronger sales of Jetway® passenger boarding bridges reflected increased deliveries to domestic airlines and, to a lesser extent, airport authorities. Ground support equipment revenue increased as a result of sales to airport ground handlers and cargo handling companies.

Airport Systems’ operating profit in the third quarter of 2004 increased compared with the third quarter of 2003, primarily attributable to the higher volume of ground support equipment, partly offset by the impact of a product mix which was less favorable in 2004. Increased profitability from a higher volume of Jetway® passenger boarding bridges was entirely offset by lower margins in this business. Airport Systems’ margins continue to reflect the unfavorable impact of higher steel costs.

In 2005, we anticipate that results from our Airport Systems business will be essentially the same as or slightly higher than 2004 results. We expect airlines and airport authorities to continue to make capital investments in passenger boarding bridges. For ground support equipment, we are projecting continued demand from the airlines and airport ground handlers. The increase in profitability from higher volumes in these commercial businesses is expected to more than offset the impact of lower sales of Halvorsen loaders to the U.S. Air Force.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003
Energy Production Systems	$379.7	$206.9	$1,349.7	$668.0
Energy Processing Systems	110.6	109.8	343.9	324.6
Intercompany eliminations	(0.7)	(0.5)	(5.1)	(8.4)

Subtotal Energy Systems	489.6	316.2	1,688.5	984.2
FoodTech	127.0	126.9	406.0	401.1
Airport Systems	60.0	46.6	200.8	158.9
Intercompany eliminations	(1.4)	(1.3)	(5.8)	(4.5)

Total inbound orders	$675.2	$488.4	$2,289.5	$1,539.7

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	September 30, 2004	December 31, 2003	September 30, 2003
Energy Production Systems	$1,225.2	$880.7	$663.8
Energy Processing Systems	130.0	137.2	130.5
Intercompany eliminations	(2.1)	(5.5)	(6.3)

Subtotal Energy Systems	1,353.1	1,012.4	788.0
FoodTech	131.0	117.6	120.6
Airport Systems	131.0	129.5	112.7
Intercompany eliminations	(1.3)	(1.2)	(0.8)

Total order backlog	$1,613.8	$1,258.3	$1,020.5

Energy Production Systems’ order backlog at September 30, 2004, increased compared with December 31, 2003 and September 30, 2003. The increase was primarily attributable to subsea systems order backlog, which increased by $434 million and $627 million compared with December 31, 2003 and September 30, 2003, respectively. Subsea order backlog at September 30, 2004, included subsea projects associated with all of the major offshore oil and gas producing regions, such as BP’s Block 18 Greater Plutonio offshore West Africa and Norsk Hydro ASA’s Ormen Lange in the North Sea. To a lesser extent, surface systems order backlog also increased in both periods, reflecting stronger market conditions related to the upward trend in rig count activity and in oil and gas prices. A reduction in order backlog for floating production systems partially offset the increase. Compared with both December 31, 2003 and September 30, 2003, lower order backlog for floating production systems was attributable to progress we have made toward completion of existing contracts and also reflects delays in the receipt of new orders.

Energy Processing Systems’ order backlog at September 30, 2004, decreased when compared with December 31, 2003, as a result of decreases of $13 million and $9 million for material handling systems order backlog and loading systems order backlog, respectively. Partially offsetting these reductions was an increase in fluid control equipment order backlog. When compared with September 30, 2003, order backlog at September 30, 2004, increased for material handling systems, but the increase was substantially offset by a decrease in order backlog for loading systems. Compared with September 30, 2003, and December 31, 2003, the fluctuations in order backlog for Energy Processing Systems were related to the timing of orders.

FoodTech’s order backlog at September 30, 2004, increased compared with December 31, 2003 and September 30, 2003, primarily due to increases in order backlog for freezing systems amounting to $14 million and $10 million, respectively. Order backlog for fruit and vegetable processing equipment, canning equipment and citrus equipment also increased in both periods. The increases were partially offset by decreases in order backlog for food handling equipment compared with December 31, 2003 and September 30, 2003.

Airport Systems’ order backlog at September 30, 2004, was relatively flat when compared with December 31, 2003. Order backlog increased for ground support equipment, reflecting the seasonality of the deicer product line, and for Jetway® passenger boarding bridges. However, the total increase was substantially offset by a reduction in order backlog related to Halvorsen loaders. When compared with September 30, 2003, order backlog at September 30, 2004, increased. Of the total increase, $11 million related to Halvorsen loaders and $7 million related to ground support equipment. To a lesser extent, order backlog for Jetway® passenger boarding bridges also contributed to the increase, while in both periods, automated material handling systems reported lower order backlog, primarily the result of progress made toward completion of existing contracts.

CORPORATE ITEMS

Corporate Expense

For the three months ended September 30, 2004, corporate expense increased slightly compared with the same period in 2003.

In 2005, we anticipate that corporate expense will be essentially level with or slightly higher than it was in 2004.

Other Expense, Net

Other expense, net, comprises expense related to stock-based compensation, LIFO inventory adjustments, expense related to pension and other postretirement employee benefits and foreign currency related gains or losses.

For the three months ended September 30, 2004, other expense, net, increased from the prior year quarter as a result of costs associated with an international employee benefit plan.

We anticipate that other expense, net, will increase in 2005, largely due to higher amortization expense related to stock-based compensation and higher pension costs resulting from a projected lower discount rate.

Net Interest Expense

Net interest expense for the quarter ended September 30, 2004, was lower compared with the same period in 2003, primarily as a result of lower average debt levels.

We expect net interest expense for full-year 2005 to be lower than 2004 due to lower average debt levels.

INCOME TAX EXPENSE

Income tax expense for the three months ended September 30, 2004, was $9.0 million on income before income taxes of $31.0 million, resulting in an effective tax rate of 29%. Income tax expense for the three months ended September 30, 2003, was $7.2 million on income before income taxes of $25.8 million, resulting in an effective tax rate of 28%. The effective tax rate in 2003 includes the impact of the restatement of our historical financial statements associated with our change in accounting for stock-based compensation expense.

For the three months ended September 30, 2004 and 2003, the difference between the effective tax rates and the statutory U.S. federal income tax rate relates primarily to differing foreign tax rates.

We anticipate that our effective tax rate for full-year 2004 will be near the 29% level; however, this tax rate does not take into consideration the impact of the gain from the conversion of our investment in MODEC International LLC, anticipated to occur in fourth quarter 2004.

For full-year 2005, we currently have assumed an effective income tax rate of 29%. However, we have not quantified the impact on our estimated 2005 effective income tax rate that may result from the American Jobs Creation Act of 2004, a recently enacted tax law. We are currently in the process of evaluating the provisions of this law.

DISCONTINUED OPERATIONS

Reserves related to personal injury and product liability claims associated with our discontinued operations are based on an actuarially-determined estimate of liabilities. On an annual basis, we engage an actuary to prepare an estimate of the liability for these claims. An actuarial valuation associated with our discontinued operations is expected to be completed during the fourth quarter of 2004. If the valuation results in a revision to the current liability for future payments to be made related to claims associated with our discontinued operations, we may need to record an adjustment in the fourth quarter of 2004. If an adjustment is required, it will be reflected in results of discontinued operations on our consolidated statement of income for the year ended December 31, 2004, and in reserve for discontinued operations on our consolidated balance sheet at December 31, 2004.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2004	2003	$	%
Revenue
Energy Production Systems	$1,005.3	$826.8	$178.5	21.6%
Energy Processing Systems	351.1	304.1	47.0	15.5
Intercompany eliminations	(8.4)	(2.0)	(6.4)	*

Subtotal Energy Systems	1,348.0	1,128.9	219.1	19.4
FoodTech	392.6	387.8	4.8	1.2
Airport Systems	199.3	158.1	41.2	26.1
Intercompany eliminations	(5.7)	(5.1)	(0.6)	*

Total revenue	$1,934.2	$1,669.7	$264.5	15.8%

Segment Operating Profit
Energy Production Systems	$64.2	$50.1	$14.1	28.1%
Energy Processing Systems	20.6	17.6	3.0	17.0

Subtotal Energy Systems	84.8	67.7	17.1	25.3
FoodTech	26.8	31.4	(4.6)	(14.6)
Airport Systems	11.3	8.0	3.3	41.3

Total segment operating profit	122.9	107.1	15.8	14.8
Corporate Items
Corporate expense	(18.9)	(17.6)	(1.3)	(7.4)
Other expense, net	(15.0)	(16.7)	1.7	10.2
Net interest expense	(5.2)	(6.9)	1.7	24.6

Total corporate items	(39.1)	(41.2)	2.1	5.1

Income before income taxes	83.8	65.9	17.9	27.2
Provision for income taxes	(24.3)	(18.3)	(6.0)	(32.8)

Net income	$59.5	$47.6	$11.9	25.0%

*	Not meaningful

Nine Months Ended September 30, 2004, Compared

With Nine Months Ended September 30, 2003

CONSOLIDATED RESULTS OF OPERATIONS

Revenue for the nine months ended September 30, 2004, increased 16% to $1,934 million compared with the nine months ended September 30, 2003. Revenue from our Energy Production Systems business segment accounted for 67% of the increase, attributable in large part to higher sales of subsea equipment. In addition, 18% and 16% of the total increase in sales were attributable to our Energy Processing Systems and Airport Systems businesses, respectively.

Cost of sales and services for the nine months ended September 30, 2004, was $1,567 million, an increase of 17% compared with the nine months ended September 30, 2003. This increase in cost of sales and services was largely due to higher sales volume. To a lesser extent, the impact of foreign currency translation and higher steel costs were also responsible for the year-to-date increase versus the prior year-to-date period.

Selling, general and administrative expense for the nine months ended September 30, 2004, was $245.1 million, an increase of 8% compared with the nine months ended September 30, 2003. Increased costs in our Energy Production Systems business accounted for 69% of the increase, reflecting a higher level of bid and proposal activities, higher administrative expenses and the impact of increased headcount required to support the growth of this business segment.

Income before income taxes for the nine months ended September 30, 2004, of $83.8 million ($59.5 million after tax) compared favorably with income before income taxes for the nine months ended September 30, 2003, of $65.9 million ($47.6 million after tax). Of the $17.9 million increase in 2004 pre-tax income, $15.8 million was attributable to higher segment operating profit, and $2.1 million was the result of lower expenses related to corporate items, the latter primarily attributable to favorable comparisons in net interest expense, and other expense, net.

OPERATING RESULTS OF BUSINESS SEGMENTS

Energy Production Systems

Energy Production Systems’ revenue and operating profit increased in the first nine months of 2004 compared with the same period in 2003. Of the total increase in revenue, 39% was attributable to floating production systems, while 39% and 16%, respectively, were attributable to higher sales of subsea systems and favorable foreign currency translation. Strong market activity drove the increase in operating profit for this business, with higher volumes and margins in our subsea business accounting for most of the increase. The increase in profitability was partially offset by the unfavorable impact of higher expenses associated with higher volume, an increase in research and development expense, and the impact of higher period costs in the first nine months of 2004.

Energy Processing Systems

Energy Processing Systems’ revenue and operating profit increased in the first nine months of 2004 compared with the same period in 2003. In 2004, higher revenue was primarily attributable to sales of measurement equipment, WECO®/Chiksan® equipment and material handling systems, which accounted for 46%, 24%, and 27%, respectively, of the increase. The increase in revenue was partly offset by lower sales of manifold equipment. Compared with 2003, the increase in operating profit was primarily attributable to higher volumes, largely offset by the impact of losses in our blending and transfer business, reflecting the negative impact of delayed orders, and our manifold equipment business.

FoodTech

FoodTech’s revenue was higher for the first nine months of 2004 compared with the same period in 2003, while operating profit was lower. The increase in revenue was primarily the result of favorable foreign currency translation and higher sales of freezing systems, which represented $12 million and $9 million, respectively, of the increase. To a lesser extent, increased revenue reflected higher sales of food handling and cooking equipment. Lower operating profit was primarily attributable to lower volumes and margins in our citrus businesses, which accounted for $3.4 million of the decrease, and a $1.4 million favorable adjustment for foreign sales taxes recognized in 2003. In addition, a decrease in operating profit resulting from lower margins for freezing and cooking equipment, reflecting competitive pressures in North America, was partially offset by the favorable impact of higher sales volumes in those businesses.

Airport Systems

Airport Systems’ revenue and operating profit increased in the first nine months of 2004 compared with the same period in 2003. Higher revenue was the result of increased sales of ground support equipment and Jetway® passenger boarding bridges, which represented 54% and 45%, respectively, of the increase. The increase in operating profit was primarily attributable to increased Jetway® passenger boarding bridge volume. However, the favorable impact of higher volume in this business segment was partially offset by lower margins, which were largely attributable to higher steel costs. In addition, the impact of lower volumes of Halvorsen loaders partially offset the increase in revenue and operating profit in 2004.

CORPORATE ITEMS

Corporate Expense

Corporate expense increased in the first nine months of 2004 compared to the first nine months of 2003, primarily reflecting higher audit fees.

Other Expense, Net

For the nine months ended September 30, 2004, other expense, net, decreased compared with the nine months ended September 30, 2003. The decrease was the result of non-recurring items, primarily the absence of expenses in 2004 related to the 2003 outsourcing of our benefit administration service center, and lower expense in 2004 for stock-based compensation, partially offset by higher expense for pension and retiree benefit plans.

Net Interest Expense

Net interest expense decreased in the first nine months of 2004 compared to the first nine months of 2003 as a result of lower average debt levels and, to a lesser extent, lower interest rates.

INCOME TAX EXPENSE

Income tax expense for the nine months ended September 30, 2004, was $24.3 million on income before income taxes of $83.8 million, resulting in an effective tax rate of 29%. Income tax expense for the nine months ended September 30, 2003, was $18.3 million on income before income taxes of $65.9 million, resulting in an effective tax rate of 28%. The effective tax rate in 2003 includes the impact of the restatement of our historical financial statements associated with our change in accounting for stock-based compensation expense.

For the nine months ended September 30, 2004 and 2003, the difference between the effective tax rates and the statutory U.S. federal income tax rate relates primarily to differing foreign tax rates.

LIQUIDITY AND CAPITAL RESOURCES

Our net debt at September 30, 2004, and December 31, 2003, was $167.2 million and $192.5 million, respectively. Net debt includes short and long-term debt and the current portion of long-term debt, net of cash and cash equivalents. The decrease in net debt was funded, in part, by $32.9 million in proceeds from the issuance of common stock from stock option exercises and a $14.5 million net increase in advance payments, partly offset by $33.0 million used to fund our pension plans. During the third quarter of 2004, working capital requirements increased for some of our Energy Production Systems projects. Our working capital balances can vary significantly quarter to quarter depending on the payment terms and timing of delivery on key contracts.

Cash Flows

Cash provided by operating activities of continuing operations was $26.7 million and $106.0 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in cash provided by operating activities was primarily due to the increase in working capital requirements during 2004 for our long-term contracts currently in progress. We attribute a portion of our 2004 positive cash flow to higher profits which were offset by an increase in our pension plan contributions in 2004 versus 2003. At September 30, 2004, our year-to-date pension plan contributions amounted to $33.0 million, substantially all of which was contributed to our domestic qualified pension plan.

Cash required by investing activities was $29.4 million and $118.7 million for the nine months ended September 30, 2004 and 2003, respectively. The 2003 cash outlays included $35.9 million to repurchase equipment in connection with the termination of certain sale-leaseback agreements, which were replaced with lower cost balance sheet debt. In addition, we acquired a 55% interest CDS Engineering in 2003 for approximately $44 million.

Cash provided by financing activities was $15.5 million and $35.1 million for the nine months ended September 30, 2004 and 2003, respectively. In 2004, our financing activities included net payments of approximately $18.4 million of borrowings as compared to net proceeds of $26.5 from borrowings in 2003. We received proceeds of $32.9 million from the issuance of equity in 2004. In 2003, proceeds from equity issuances were $9.0 million. During 2004, we issued 1.9 million shares of common stock upon the exercise of vested employee stock options. As of September 30, 2004, 2.7 million vested stock options remained outstanding, all of which had exercise prices that were less than the closing stock price on September 30, 2004.

Debt and Liquidity

The following is a summary of our credit facilities at September 30, 2004:

(In millions)

Description	Commitment Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit (b)	Unused Capacity		Maturity
Five-year revolving credit facility	$250.0	—	$161.8	$8.2	$80.0		April 2006
Five-year revolving credit facility	250.0	—	—	7.8	242.2	(c)	April 2009

	$500.0	—	$161.8	$16.0	$322.2	(d)

(a)	Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.

(b)	The five-year revolving credit facilities allow us to obtain a total of $250.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with these facilities.

(c)	In April 2004, we obtained this credit facility, which replaced a 364-day $150.0 million revolving credit facility upon maturity.

(d)	The outstanding balance of commercial paper combined with the debt outstanding under the revolving credit facilities and the amount in standby letters of credit is limited to $500.0.

Among other restrictions, the terms of the committed credit agreements include negative covenants related to liens and financial covenants related to consolidated tangible net worth, debt to earnings ratios and interest coverage ratios. We are in compliance with all debt covenants as of September 30, 2004. Our five-year revolving credit facility maturing April 2006 carries an effective annual interest rate of 100 basis points above the one-month London Interbank Offered Rate (“LIBOR”). The five-year revolving credit facility maturing April 2009 carries an effective annual interest rate of 87.5 basis points above the one-month LIBOR.

At December 31, 2003, we had $50.0 million outstanding under our five-year $250.0 million revolving credit facility maturing April 2006. During the second quarter of 2004, we repaid these borrowings, partly with proceeds from our commercial paper program. We had an interest rate swap agreement that matured in June 2004 related to these long-term borrowings.

We have interest rate swaps related to $150.0 million of our $161.8 million in commercial paper outstanding at September 30, 2004. The effect of these interest rate swaps, which mature in September 2008, is to fix the effective annual interest rate on these borrowings at 2.9%.

We also have an uncommitted credit agreement with MODEC International LLC, whereby MODEC International LLC, at its discretion, loans its excess cash to us. We currently own a 37.5% interest in MODEC International LLC, a joint venture between us and MODEC, Inc. Under the terms of the credit agreement, the interest rate is based on the monthly weighted-average interest rate we pay on our domestic credit facilities and commercial paper, which was 1.7% and 1.3% at September 30, 2004, and December 31, 2003, respectively. Our borrowings from MODEC International LLC amounted to $28.0 million and $15.2 million at September 30, 2004, and December 31, 2003, respectively. In conjunction with the conversion of our ownership in the joint venture, we no longer expect to participate in the lending arrangement with MODEC International LLC. We plan to repay the $28.0 million during the fourth quarter of 2004 with proceeds from the issuance of commercial paper. The termination of the lending arrangement with MODEC International LLC is not expected to have an impact on our liquidity or financial condition.

We entered into a sale-leaseback agreement during the third quarter of 2004. We sold a building for $10.0 million in proceeds, which were used to reduce other balance sheet debt. We are accounting for the transaction as a financing and are amortizing the obligation using an effective annual interest rate of 5.37% over the lease term of ten years. Our annual payments associated with this obligation total $0.9 million. In addition, we expect to receive payments in connection with a sublease on the property totaling $0.6 million annually.

Other domestic and international borrowings totaled $2.1 million and $5.1 million at September 30, 2004, and December 31, 2003, respectively.

Conversion of our Investment in MODEC International LLC

MODEC International LLC is a joint venture between us and a subsidiary of MODEC, Inc. We have elected to convert our 37.5% interest in MODEC International LLC pursuant to our joint venture agreement with MODEC, Inc., which gave us the right, beginning May 2004, to exchange our joint venture interest into shares of common stock of MODEC, Inc., cash, or a combination thereof, at MODEC, Inc.’s discretion. In November 2004, MODEC, Inc., informed us that the proceeds payable to us will be a combination of approximately 2.6 million shares of MODEC, Inc. common stock and 3.0 billion Japanese yen. The value of the proceeds is currently expected to total approximately $80 million, an estimate that may fluctuate due to changes in the market value of MODEC, Inc. common stock and the currency exchange rate of the Japanese yen to the U.S. dollar. We expect the transaction to be completed by the end of 2004.

Subsequent to September 30, 2004, we entered into foreign currency forward contracts to hedge the foreign currency exchange rate risk associated with 3.0 billion Japanese yen, or approximately $28 million, that we anticipate will be received by us in connection with the conversion of our investment in MODEC International LLC.

Outlook

We are currently projecting lower average debt levels in 2005 when compared with 2004. During the remainder of 2004, we anticipate that our average debt levels will fluctuate as a result of working capital requirements, primarily associated with the terms and timing of delivery on the Sonatrach contract. By year-end 2004, we expect net debt to be approximately $200 million. When projecting future debt levels, we did not include assumptions about any impact associated with proceeds from the conversion of our interest in MODEC International LLC.

We plan to meet our cash requirements in 2004 and 2005 with cash generated from operations, our available credit facilities, our commercial paper program, and cash received from the conversion of our interest in MODEC International LLC.

In 2005, we expect to pay additional income taxes of approximately $24 million, primarily due to the completion of significant subsea projects in Norway. We included this obligation on our consolidated balance sheet in current income taxes payable at September 30, 2004 and in current deferred income taxes at December 31, 2003.

For 2005, we estimate capital expenditures will be in the range of $60 - $65 million, compared with projected 2004 capital spending of approximately $50 million. The anticipated increase in the level of capital spending is partly attributable to expenditures planned in Angola by Energy Production Systems to support our subsea business.

During the remainder of 2004, we plan to contribute approximately $5 million to our U.K. qualified pension plan.

We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2003, for a discussion of our critical accounting estimates. During the nine months ended September 30, 2004, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Under FASB Financial Staff Position (“FSP”) 106-1, issued in January 2004, we elected to defer recognizing the effect of the Act until the pending authoritative guidance on the accounting for the federal subsidy was issued.

In May 2004, the FASB issued FSP 106-2, which provides guidance on accounting for the effects of the Act and also requires certain disclosures. Under FSP 106-2, plan sponsors are required to determine whether their retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. Sponsors are also allowed the option of deferring recognition if it has not been concluded whether benefits under their plan are actuarially equivalent to Medicare Part D. Regulations providing clarification about how to determine whether a sponsor’s plan qualifies for actuarial equivalency are pending until the U.S. Department of Health and Human Services completes its interpretative work on the Act. Without clarifying regulations related to the Act, we have been unable to determine the extent to which the benefits provided by our plan are actuarially equivalent to those under Medicare Part D; therefore, our reported net periodic benefit cost does not reflect any amount associated with the federal subsidy. When we obtain clarification, we will evaluate whether the benefits provided under our plan are actuarially equivalent. As part of this evaluation, we may consider amending our retiree health program to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government.

If benefits provided by our plan are found to be actuarially equivalent to Medicare Part D, and the effects of the subsidy on the plan are significant, we will perform a measurement of plan assets and obligations as of the date that actuarial equivalency is determined consistent with the requirements of FSP 106-2. Any effect on the accumulated benefit obligation due to the subsidy shall be reflected as an actuarial gain. In addition, the net periodic benefit cost for subsequent periods would reflect the effects of those measurements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and have concluded that (1) our disclosure controls and procedures were effective, and (2) there was no change in the our internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. (the Company) as of September 30, 2004, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Technologies, Inc. as of December 31, 2003, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended, prior to restatement for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (not presented herein); and in our report dated January 28, 2004, we expressed an unqualified opinion on those consolidated financial statements, which included an explanatory paragraph related to the change in method of accounting for goodwill to conform to the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” in 2002. We also audited the adjustments described in Note 2 to the accompanying consolidated financial statements that were applied to restate the December 31, 2003 consolidated balance sheet of FMC Technologies, Inc. (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the restated consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois

November 4, 2004

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

In February 2003, the Company initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. In October 2004, ABB filed a petition to remove the case to federal court. The federal court has not yet established a trial date, but the Company now expects the trial to take place in 2005.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no unregistered sales of equity securities during the nine-month period ended September 30, 2004. The following table summarizes repurchases of the Company’s common stock during the nine-month period ended September 30, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
January 1, 2004 – January 31, 2004	390	$23.52	—	—
February 1, 2004 – February 29, 2004	560	$25.23	—	—
March 1, 2004 – March 31, 2004	7,460	$27.18	—	—
April 1, 2004 – April 30, 2004	1,710	$28.48	—	—
May 1, 2004 – May 31, 2004	6,000	$27.41	—	—
June 1, 2004 – June 30, 2004	4,460	$27.62	—	—
July 1, 2004 – July 31, 2004	4,000	$29.15	—	—
August 1, 2004 – August 31, 2004	1,700	$30.49	—	—
September 1, 2004 – September 30, 2004	6,100	$32.29	—	—

Total	32,380	$28.65	—	—

(a)	Represents shares of common stock purchased and held in an employee benefit trust, a rabbi trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to the shares purchased, we sold 100,930 shares of registered common stock held in this trust during the nine months ended September 30, 2004.

ITEM 6. EXHIBITS

(a)	Exhibits

Number in Exhibit Table	Description

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC. (Registrant)

/s/ Ronald D. Mambu
Ronald D. Mambu Vice President, Controller, and duly authorized officer

Date: November 4, 2004

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