Form 10-K
period 2004-12-31
FMC TECHNOLOGIES INC
filed 2005-03-14
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT). YES ☒ NO ☐

THE AGGREGATE MARKET VALUE OF THE REGISTRANT’S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, DETERMINED BY MULTIPLYING THE OUTSTANDING SHARES ON JUNE 30, 2004, BY THE CLOSING PRICE ON SUCH DAY OF $28.80 AS REPORTED ON THE NEW YORK STOCK EXCHANGE, WAS $1,364,038,560.*

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF FEBRUARY 28, 2005 WAS 69,119,497.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for the 2005 Annual Meeting of Stockholders	Part III

*	Excludes 19,998,657 shares of the registrant’s Common Stock held by directors, officers and holders of more than 5% of the registrant’s Common Stock as of June 30, 2004. Exclusion of shares held by any person should not be construed to indicate that such person or entity possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person or entity is controlled by or under common control with the registrant.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We provide mission-critical solutions, based on innovative, industry-leading technologies, for the energy, food processing, and air transportation industries. We design, manufacture and service sophisticated machinery and systems for our customers through four business segments: Energy Production Systems, Energy Processing Systems, FoodTech and Airport Systems. Financial information about our business segments is incorporated herein by reference from Note 20 to our consolidated financial statements included in Item 8 of this Form 10-K.

We were incorporated in November 2000 under Delaware law and were a wholly owned subsidiary of FMC Corporation until our initial public offering in June 2001, when 17% of our common stock was sold to the public. On December 31, 2001, FMC Corporation distributed its remaining 83% ownership of our stock to FMC Corporation’s stockholders in the form of a dividend. Our principal executive offices are located at 1803 Gears Road, Houston, Texas 77067. As used in this report, except where otherwise stated or indicated by the context, all references to the “Company,” “we,” “us,” or “our” are to FMC Technologies, Inc. and its consolidated subsidiaries.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.fmctechnologies.com, under “Investor Center – SEC Filings,” as soon as reasonably practicable after we electronically file, or furnish, such material with the Securities and Exchange Commission (“SEC”). Our Annual Report on Form 10-K for the year ended December 31, 2004, is also available in print to any stockholder free of charge upon written request submitted to Jeffrey W. Carr, General Counsel and Secretary, FMC Technologies, Inc., 1803 Gears Road, Houston, Texas, 77067.

Throughout this Form 10-K, we incorporate by reference certain information from our Proxy Statement for the 2005 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We provide stockholders with an annual report containing financial information that has been examined and reported upon, with an opinion expressed thereon by an independent registered public accounting firm. On or about March 31, 2005, our Proxy Statement for the 2005 Annual Meeting of Stockholders will be available on our website under “Investor Center – SEC Filings.” Similarly, our 2004 Annual Report to Stockholders will be available on our website under “Investor Center – Financial Information.”

BUSINESS SEGMENTS

Energy Production Systems

Energy Production Systems designs and manufactures systems and provides services used by oil and gas companies involved in land and offshore, particularly deepwater, exploration and production of crude oil and gas. Our production systems control the flow of oil and gas from producing wells. We specialize in offshore production systems and have production facilities near the world’s principal offshore oil and gas producing basins. We market our products primarily through our own technically oriented sales organization. This segment includes subsea systems, surface production equipment, floating production systems, and separation systems. Energy Production Systems revenue comprised approximately 53%, 49% and 45% of our total revenue in 2004, 2003 and 2002, respectively.

Principal Products and Services

Subsea Production Systems. Subsea systems represent 37%, 35%, and 33% of consolidated revenues in 2004, 2003, and 2002, respectively. Our systems are used in the offshore production of crude oil and natural gas reserves. Subsea systems are placed on the seafloor and are used to control the flow of crude oil and natural gas from the reservoir to a host processing facility, such as a floating production facility, a fixed platform, or an onshore facility. Our subsea equipment is remotely controlled by the host processing facility.

The design and manufacture of subsea systems require a high degree of technical expertise and innovation. They are designed to withstand exposure to the extreme hydrostatic pressure that deepwater environments present as well as internal pressures of 15,000 pounds or more per square inch and temperatures in excess of 350º F. The foundation of this business is our technology and engineering expertise.

The development of our integrated subsea systems usually includes initial engineering design studies, subsea trees, control systems, manifolds, seabed template systems, flowline connection and tie-in systems, installation and workover tools, and subsea wellheads. In order to provide these systems and services, we utilize highly-developed system and detail engineering, project management and global procurement, manufacturing, assembly and testing capabilities. Further, we provide service technicians for installation assistance and field support for commissioning, intervention and maintenance of our subsea systems throughout the life of the oilfield. Additionally, we provide tools such as our LWI (light well intervention) system for certain well workover and intervention tasks.

Surface Production Equipment. In addition to our subsea systems that control the flow of oil and natural gas from deepwater locations, we provide a full range of surface wellheads and production systems for both standard service and critical service applications. Surface production systems, or trees, are used to control and regulate the flow of oil and gas from the well. Our surface products and systems are used worldwide on both land and offshore platforms and can be used in difficult climatic conditions, such as Arctic cold or high temperatures. We support our customers through leading engineering, manufacturing, field installation support, and aftermarket services.

Floating Production Systems. We are a global supplier of marine terminals, turret and mooring systems, riser systems, swivel systems and control and service buoys for a broad range of marine and subsea projects through our SOFEC subsidiary. These products and services are part of our customers’ overall floating production system, which produces, processes, stores, and offloads crude oil from offshore fields.

Separation Systems. In 2003, we took a step toward expanding our subsea capabilities by acquiring a 55 percent ownership in CDS Engineering (“CDS”) with a commitment to purchase the remaining 45 percent in 2009. CDS designs and manufactures systems that separate production flows from wells into oil, gas and water. CDS’ separation technology modifies conventional separation technologies by moving the flow in a spiral, spinning motion. This causes the elements of the flow stream to separate more efficiently. These systems are currently capable of operating on surface systems onshore or on offshore facilities. We believe this technology has the potential to operate on the seabed near a subsea production system providing subsea processing capabilities in the future.

Status of Product Development

In 2003, we formed a joint venture company, GTL MicroSystems, with Accentus plc, a subsidiary of AEA Technology plc, for the commercial development of gas-to-liquids (“GTL”) technology, specifically addressing the problem of associated gas production in remote offshore oil fields. A significant portion of the world’s natural gas exists in small, stranded reserves or is associated with oil production. These reserves are difficult to exploit economically using current technology. However, we believe our new GTL technology will allow commercial extraction of gas reserves at lower capital costs than those of traditional, large-scale plants, and the technology is designed to enable the plants to be located on floating production facilities.

We advanced the development of subsea separation processing technologies through our CDS subsidiary. Subsea processing is an emerging technology in the industry, which we believe offers considerable benefits to the oil and gas producer, enabling a more rapid and cost-efficient approach to separation. First, if separation is performed on the seabed, the hydrostatic pressure of the fluid going from the seabed to the surface is reduced, allowing the well to flow more efficiently, accelerating production and enabling higher recoveries from the subsea reservoir. Also, it can significantly reduce the capital investment required for floating vessels or platforms, since the integration of processing capabilities will not be required.

We have also continued development of an all-electric subsea production system. Several production systems with electric choke valves operated problem-free in the North Sea throughout 2004. The all-electric subsea system will use simpler controls than conventional systems, which rely on hydraulics.

Capital Intensity

Most of the systems and products that we supply for subsea and floating production applications are highly engineered to meet the unique demands of our customers and are typically ordered one or two years prior to installation. Therefore, it is common practice to receive advance and progress payments from our customers in order to fund our working capital requirements. In addition, due to factors such as higher engineering content and the outsourcing of certain low value-added manufacturing activities, we believe that our Energy Production Systems business is less capital intensive than our competitors.

Dependence on Key Customers

Generally, our customers in this segment are major integrated oil or exploration and production companies. No single Energy Production Systems customer accounts for more than 10% of the Company’s annual consolidated revenue.

With our integrated systems for subsea production, we have aggressively pursued alliances with oil and gas companies that are actively engaged in the subsea development of crude oil and natural gas. Development of subsea fields, particularly in deepwater environments, involves substantial capital investments by our customers. Our customers have sought the security of alliances with us to ensure timely and cost-effective delivery of subsea and other energy-related systems that provide an integrated solution to their needs. Our alliances establish important ongoing relationships with our customers. While our alliances generally do not contractually commit our customers to purchase our systems and services, they have historically led to, and we expect that they will continue to result in, such purchases. The loss of one or more of our significant oil and gas company customers could have a material adverse effect on our Energy Production Systems business segment.

Competition

Energy Production Systems competes with other companies that supply subsea systems, floating production systems, surface production equipment, and separation systems, and with smaller companies that are focused on a specific application, technology or geographical niche. Companies such as Cooper Cameron Corporation, Vetco International Ltd., Aker Kværner ASA, Single Buoy Moorings Inc., and Wood Group, compete with us in the marketplace across our various product lines.

Some of the factors upon which we compete include reliability, cost-effective technology, execution, and delivery. We derive competitive strength from our intellectual capital, experience base and breadth of technologies and products that enable us to design a unique solution for project requirements while incorporating standardized components to contain costs. Our deepwater expertise, experience and technology help us to maintain a leadership position in subsea.

Energy Processing Systems

Energy Processing Systems designs, manufactures and supplies technologically advanced high pressure valves and fittings for oilfield service customers. We also manufacture and supply liquid and gas measurement and transportation equipment and systems to customers involved in the production, transportation and processing of crude oil, natural gas and petroleum-based refined products. We sell to the end user directly using authorized representatives, distributor networks and our own technically oriented sales organization. The segment includes fluid control, measurement solutions, loading systems, and material handling and blending and transfer systems. Energy Processing Systems revenue comprised approximately 18%, 19% and 19% of our total revenue in 2004, 2003 and 2002, respectively.

Principal Products and Services

Fluid Control. We design and manufacture flowline products, under the WECO®/Chiksan® trademarks, and pumps and valves used in well construction and stimulation activities by major oilfield service companies, such as Schlumberger Limited, BJ Services Company and Halliburton Company.

Our flowline products are used in equipment that pump corrosive fracturing fluid into a well during the well servicing process. The performance of this business typically rises and falls with variations in the active rig count throughout the world. Our reciprocating pump product line includes duplex, triplex and quintuplex pumps utilized in a variety of applications. We also supply high-pressure compact production manifolds for the offshore oil and gas exploration industry.

Measurement Solutions Systems. Our measurement systems provide solutions for use in custody transfer of crude oil, natural gas and refined products. We combine advanced measurement technology with state-of-the-art electronics and supervisory control systems to provide the measurement of both liquids and gases for purposes of verifying ownership and determining revenue or tax obligations. Our Smith Meter product lines are well-established in the industry. We are one of only a few suppliers of multi-path, ultrasonic flow meters for custody transfer of natural gas.

Loading Systems. We provide land and marine-based fluid loading and transfer systems primarily to the oil and gas industry. Our systems are capable of loading and offloading marine vessels transporting a wide range of fluids, such as crude oil, liquefied natural gas and refined products. While these systems are typically constructed on a fixed jetty platform, we also supply advanced loading systems that can be mounted on a vessel to facilitate ship-to-ship tandem loading and offloading operations.

Material Handling Systems. We provide material handling systems, including bulk conveying systems to the power generation industry. Our process and software engineering, mechanical design and project management expertise enable us to execute these projects on a turnkey basis.

Blending and Transfer Systems. We provide engineering, design and construction management services in connection with the application of blending technology, process controls and automation for manufacturers in the process industries.

Dependence on Key Customers

No single Energy Processing Systems customer accounts for more than 10% of the Company’s annual consolidated revenue.

Competition

Energy Processing Systems currently has the first or second largest market share for its products and services. Some of the factors upon which we compete include technological innovation, reliability and product quality. Energy Processing Systems competes with a number of companies primarily in the gas and liquid custody transfer, high-pressure pumping services, and fluid loading and transfer systems industries. Companies such as Daniel Measurement and Loading, a division of Emerson Electric Company;

Instromet, Inc., part of E.ON Ruhrgas AG; and Niigata Loading Systems Ltd. compete with us in the marketplace across our various product lines.

FoodTech

Principal Products and Services

FoodTech supplies food processing and handling systems and services to the food industry. We market our systems through our own technically oriented sales and marketing personnel and, in some cases, through independent distributors and sales representatives. We have customers and business operations throughout the world, and FoodTech’s equipment is used in more than 100 countries. We capitalize on our markets by having our principal production facilities in the United States (Ohio, California and Florida), Belgium, Brazil, and Sweden. We design, manufacture and service technologically sophisticated food handling and processing systems used for, among other things, fruit juice production, frozen food production, shelf-stable food production and convenience food preparation. FoodTech revenue comprised approximately 19%, 23% and 24% of our total revenue in 2004, 2003 and 2002, respectively.

We supply citrus juice extractors and related citrus processing equipment for use in by-product systems and processing plants, and aseptic juice and pulp systems. Some of our equipment is provided under full-service leases for which we are paid fixed rates plus payments based on actual production volumes. We are developing new extraction technology to provide more value to customers and increase our competitive advantage in yield and efficiencies.

We design, assemble and sell a number of industry-leading freezing technologies including individual quick freezing, self-stacking spiral freezer and impingement freezing technologies. Our equipment is used for a variety of frozen food products, such as meat, seafood, poultry, bakery products, ready-to-serve meals, fruits, vegetables and dairy products.

We also manufacture and supply an array of equipment and services that enable us to provide integrated systems for a variety of convenience foods. Our products include coating and cooking systems; portioners, such as our water jet portioners; and continuous batter-breading, frying and oven-cooking equipment. In addition, we supply complete processing lines for the production of french fries and potato chips.

We are a global supplier of commercial sterilization systems used for the production of shelf-stable and pasteurized packaged foods including fruits, vegetables, soups, milk and a broad range of ready-to-serve meals. These systems may include a filler, a closer, a sterilizer and a control system. We also supply tomato processing equipment.

Seasonality

Due primarily to the seasonal nature of fruit production, FoodTech revenue is typically greater in the second and fourth quarters of each year.

Dependence on Key Customers

No single FoodTech customer accounts for more than 10% of the Company’s annual consolidated revenue.

FoodTech is a major supplier of citrus processing equipment and services to large citrus processors. We have signed multiyear full-service lease contracts to supply these customers with our equipment and services. The loss of one or more of these customers could have a material adverse effect on our FoodTech business segment.

Competition

FoodTech competes with a variety of local and regional companies typically focused on a specific application, technology or geographic area, and with a few large multinational companies. In each of our markets we have the first or second largest share. Some of the factors upon which we compete include technology, system integration, high product quality and reliability, safety and quality aftermarket services. Our ability to source from multiple locations around the world helps us to respond to the market conditions that affect the industries we serve, which we believe provides an advantage over local or regional companies. Our continuing presence with our installed base of products and systems and our aftermarket business enables us to tailor and apply our development efforts to fit our customers’ specific requirements.

The food industry is undergoing continuing consolidation as food processors are subject to growing pressure to increase efficiency and lower costs to maintain profitability. Major food processors are increasing their purchasing power through these consolidations with other food processors. As a result, they are seeking technologically sophisticated integrated systems and services, such as those we provide, to maximize the efficiency of their operations, while maintaining high standards of food safety.

Airport Systems

Principal Products and Services

Airport Systems is a global supplier of passenger boarding bridges, cargo loaders, and other ground support products and services. We design, manufacture and service technologically advanced equipment and systems primarily for commercial airlines, air freight companies, and airports. These products are sold and marketed through our own technically oriented sales force as well as through independent distributors and sales representatives. Our products are in operation in more than 70 countries around the world. Airport Systems revenue comprised approximately 10%, 9% and 12% of our total revenue in 2004, 2003 and 2002, respectively.

Our Jetway® passenger boarding bridges provide passengers access from the aircraft to the terminal. In addition to passenger boarding bridges, we supply an array of auxiliary boarding bridge equipment, including preconditioned air, potable water and power conversion systems.

We also supply cargo loaders to commercial airlines, air freight service providers, ground handlers, and the U.S. Air Force. Our loaders service wide-body jet aircraft and can be configured to lift up to 30 tons. We service the rapidly growing narrow-body aircraft market with the 2004 introduction of the RampSnake® automated baggage loader. Since 2000, we have been supplying the U.S. Air Force with a cargo loader designed specifically for military applications, commonly referred to today as the Halvorsen loader. U.S. government procurement funding authorization determines the amount ordered each year. We are actively pursuing the expansion of the market for Halvorsen loaders beyond the U.S. Air Force by marketing this unit to international customers.

We provide other ground support equipment, such as deicers and push-back tractors. We provide airport services which offer the customer centralized management for airport facility and ground support equipment maintenance. We also provide automated guided vehicles used in a variety of industries.

Dependence on Key Customers

No single Airport Systems customer accounts for more than 10% of the Company’s annual consolidated revenue.

The U.S. Air Force and FedEx are two of our larger customers. While neither customer alone has ever accounted for more than 10% of our consolidated revenue on an annual basis, the loss of either as customers could have a material adverse effect on the Airport Systems business segment.

Government Contracts

U.S. defense contracts are unilaterally terminable at the option of the U.S. government with compensation for work completed and costs incurred. Contracts with the U.S. government are subject to special laws and regulations, noncompliance with which could result in various sanctions.

Competition

Airport Systems competes with a variety of local and regional companies typically focused on a specific application, technology or geographic area, and with a few large multinational companies, including ThyssenKrupp Airport Systems, S.A., Téléflex Lionel-Dupont (TLD), and Stewart & Stevenson Services, Inc. Some of the factors upon which we compete include reliability, cost-effectiveness, product performance and quality. Airlines, airports and air freight companies continue to outsource an increasing amount of non-core services and search for suppliers like us who provide integrated systems and products that are supported by extensive service capabilities.

OTHER BUSINESS INFORMATION RELEVANT TO ALL OF OUR BUSINESS SEGMENTS

Order Backlog

Information about order backlog is incorporated herein by reference from the section entitled “Inbound Orders and Order Backlog” in Item 7 of this Form 10-K.

Sources and Availability of Raw Materials

All of our business segments purchase carbon steel, stainless steel, aluminum and steel castings and forgings both domestically and internationally. We do not use single source suppliers for the majority of our raw material purchases and believe the available supplies of raw materials are adequate to meet our needs.

Research and Development

We are engaged in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet specific customer needs and the development of new products, processes and services. A large part of our product development spending in the past has focused on the standardization of our subsea and surface product lines. With standardized products, we can minimize engineering content, improve inventory utilization, and reduce cost through value engineering. Additional financial information about Company-sponsored research and development activities is incorporated herein by reference from Note 20 to our consolidated financial statements included in Item 8 of this Form 10-K.

We have not spent significant amounts on customer-sponsored research and development activities in the past three years.

Patents, Trademarks and Other Intellectual Property

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our businesses. As part of our ongoing research and development, we seek patents when appropriate for new products and product improvements. We have approximately 2,000 issued patents and pending patent applications worldwide. Further, we license intellectual property rights to or from third parties. We also own numerous U.S. and foreign trademarks and trade names and have approximately 800 registrations and pending applications in the United States and abroad. We do not believe that the loss of any one patent, trademark, or license or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

Employees

As of December 31, 2004, we had approximately 9,000 full-time employees; approximately 4,000 in the United States and 5,000 in non-U.S. locations. Only a small percentage of our U.S. employees are represented by labor unions. During 2005, we have a contract expiring with United Steel Workers of America in Ogden, Utah, representing approximately 135 employees in our Airport Systems business segment. Negotiations are expected to proceed in a timely and satisfactory manner and we believe relations with this organization, and our other labor organizations, are good.

Financial Information about Geographic Areas

The majority of our consolidated revenue is generated in markets outside of the United States. Energy Systems revenue is dependent upon worldwide oil and gas exploration and production activity. FoodTech serves a global market, with sales to customers in North America, Europe, Asia and Latin America. Financial information about geographic areas is incorporated herein by reference from Note 20 to our consolidated financial statements in Item 8 of this Form 10-K.

ITEM 2.	PROPERTIES

We own executive offices in Houston, Texas and lease executive offices in Chicago, Illinois. We operate 31 manufacturing facilities in 16 countries.

We believe our properties and facilities meet present requirements and are in good operating condition and that each of our significant manufacturing facilities is operating at a level consistent with the requirements of the industry in which it operates.

The significant production properties for the Energy Production Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Houston, Texas	390,000	Owned
International:
Rio de Janeiro, Brazil	225,000	Owned
*Sens, France	185,000	Owned
Jakarta, Indonesia	44,000	Owned
Johor Darul Takzim, Malaysia	66,000	Leased
Arnhem, The Netherlands	14,000	Owned
*Kongsberg, Norway	568,000	Leased
Dunfermline, Scotland	152,000	Owned
*Singapore	97,000	Owned
Maracaibo, Venezuela	60,000	Owned

*	These facilities are production properties for both Energy Production Systems and Energy Processing Systems.

The significant production properties for the Energy Processing Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Tupelo, Mississippi	330,000	Owned
Erie, Pennsylvania	350,000	Owned
Homer City, Pennsylvania	267,000	Owned
Corpus Christi, Texas	15,000	Owned
Stephenville, Texas	300,000	Owned
International:
Ellerbek, Germany	200,000	Owned

The significant production properties for the FoodTech operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Madera, California	250,000	Owned
Lakeland, Florida	208,000	Owned
Northfield, Minnesota	50,000	Owned
Sandusky, Ohio	140,000	Owned
Newberg, Oregon	101,000	Leased
International:
St. Niklaas, Belgium	539,000	Owned
Araraquara, Brazil	94,000	Owned
Collecchio, Italy	34,000	Leased
Parma, Italy	68,000	Owned
Helsingborg, Sweden	227,000	Owned/Leased

The significant production properties for the Airport Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Orlando, Florida	253,000	Owned
Chalfont, Pennsylvania	67,000	Leased
Ogden, Utah	250,000	Owned/Leased
International:
Madrid, Spain	258,000	Owned
Juarez, Mexico	33,000	Owned

ITEM 3.	LEGAL PROCEEDINGS

We are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the Separation and Distribution Agreement with FMC Corporation, which contains key provisions relating to our 2001 spin-off from FMC Corporation, FMC Corporation is required to indemnify us for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. We expect that FMC Corporation will bear responsibility for the majority of these claims. Certain claims have been asserted subsequent to the spin-off. While the ultimate responsibility for these claims cannot yet be determined due to lack of identification of the products or premises involved, we also expect that FMC Corporation will bear responsibility for a majority of these claims.

In February 2003, we initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. In October 2004, ABB filed a petition to remove the case to federal court. In February 2005, the United States District Court Southern District set the matter for trial beginning in the fourth quarter of 2005.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Form 10-K.

Executive Officers of the Registrant

The executive officers of the Company, together with the offices in the Company currently held by them, their business experience and their ages as of February 28, 2005, are as follows:

Name	Age	Office, year of election and other information for past five years
Joseph H. Netherland	58	Chairman, President and Chief Executive Officer (2001); President of FMC Corporation (1999); Executive Vice President of FMC Corporation (1998)
William H. Schumann, III	54	Senior Vice President and Chief Financial Officer (2001); Treasurer (2002-2004); Senior Vice President and Chief Financial Officer of FMC Corporation (1999); Vice President, Corporate Development of FMC Corporation (1998)
Charles H. Cannon, Jr.	52	Senior Vice President (2004); Vice President and General Manager—FoodTech and Airport Systems (2001); Vice President and General Manager of FMC Corporation—FoodTech (1994) and Transportation Systems Group of FMC Corporation (1998)
Jeffrey W. Carr	48	Vice President, General Counsel and Secretary (2001); Associate General Counsel of FMC Corporation (1997)
Peter D. Kinnear	57	Executive Vice President (2004); Vice President (2001); Vice President of FMC Corporation (2000); General Manager, Petroleum Equipment and Systems Division of FMC Corporation (1994)
Ronald D. Mambu	55	Vice President and Controller (2001); Vice President and Controller of FMC Corporation (1995)
Michael W. Murray	58	Vice President, Human Resources (2001); Vice President, Human Resources of FMC Corporation (1995)
Robert L. Potter	54	Vice President (2001); Division President of Energy Transportation and Measurement Division of FMC Corporation (1995)

No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. During the past five years, none of the above-listed officers have been involved in any legal proceedings as defined in Item 401(f) of Regulation S-K. All officers are elected to hold office until their successors are elected and qualified.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol FTI. Market information with respect to our common stock is incorporated herein by reference from Note 21 to our consolidated financial statements in Item 8 of this Form 10-K.

As of February 28, 2005, there were 5,582 holders of record of the Company’s common stock.

We have not declared or paid cash dividends in 2003 or 2004, and we do not currently have a plan to pay dividends in the future.

Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference from the section entitled “Equity Compensation Plan Information” appearing on page 19 of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

We had no unregistered sales of equity securities during the fourth quarter of 2004. We regularly purchase and sell shares of common stock on behalf of the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. The shares are held in an employee benefit trust established for this purpose. In addition to the shares purchased, we sold 4,670 shares of registered common stock held in this trust during the fourth quarter of 2004. The following table summarizes repurchases of the Company’s common stock during the fourth quarter of 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs
October 1, 2004 – October 31, 2004	4,220	$33.60	—	—
November 1, 2004 – November 30, 2004	4,600	$29.56	—	—
December 1, 2004 – December 31, 2004	7,310	$31.84	—	—

Total	16,130	$31.65	—	—

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our audited financial statements. Audited financial statements for the years ended December 31, 2004, 2003 and 2002 and as of the years ended December 31, 2004 and 2003 are included elsewhere in this report. Financial data relating to periods prior to our June 2001 separation from FMC Corporation represent combined financial information carved out from the consolidated financial statements of FMC Corporation using the historical results of operations and bases of assets and liabilities of the businesses transferred to FMC Technologies, Inc. Our historical combined financial information does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

Effective January 1, 2004, we adopted the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation,” using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The historical financial data presented here reflect the restated results.

($ In millions, except per share data) Years ended December 31	2004	2003	2002	2001	2000
Revenue:
Energy Production Systems	$1,487.8	$1,136.2	$940.3	$725.9	$667.9
Energy Processing Systems	493.3	431.7	395.9	400.0	370.7
Intercompany eliminations	(10.7)	(2.8)	(1.4)	(0.6)	(1.3)

Total Energy Systems	1,970.4	1,565.1	1,334.8	1,125.3	1,037.3
FoodTech	525.8	524.7	496.9	512.9	573.3
Airport Systems	279.8	224.1	245.1	299.8	267.2
Intercompany eliminations	(8.3)	(6.8)	(5.3)	(10.1)	(2.6)

Total revenue	$2,767.7	$2,307.1	$2,071.5	$1,927.9	$1,875.2

Cost of sales and services	$2,266.3	$1,843.6	$1,654.2	$1,489.2	$1,422.8
Asset impairment	6.5	—	—	—	—
Restructuring charges	—	—	—	15.5	9.8
Selling, general and administrative expense	340.4	312.6	274.8	298.2	293.3
Research and development expense	50.4	45.3	47.8	54.9	56.7

Total costs and expenses	2,663.6	2,201.5	1,976.8	1,857.8	1,782.6
Gain on conversion of investment in MODEC International LLC	60.4	—	—	—	—
Minority interests	1.4	(1.1)	(2.2)	(1.2)	0.2

Income before net interest expense and income taxes	165.9	104.5	92.5	68.9	92.8
Net interest expense	6.9	8.9	12.5	11.1	4.3

Income before income taxes and the cumulative effect of accounting changes	159.0	95.6	80.0	57.8	88.5
Provision for income taxes	42.3	26.7	22.2	21.9	21.9

Income before the cumulative effect of accounting changes	116.7	68.9	57.8	35.9	66.6
Cumulative effect of accounting changes, net of income taxes	—	—	(193.8)	(4.7)	—

Net income (loss)	$116.7	$68.9	$(136.0)	$31.2	$66.6

($ In millions, except per share data) Years ended December 31	2004	2003	2002	2001	2000
Diluted earnings (loss) per share (1):
Income before the cumulative effect of accounting changes	$1.68	$1.03	$0.87	$0.54
Diluted earnings (loss) per share	$1.68	$1.03	$(2.03)	$0.47
Diluted weighted average shares outstanding (2)	69.3	66.9	66.8	65.9
Common stock price range (1):
High	$34.50	$24.60	$23.83	$22.48
Low	$21.97	$17.94	$14.30	$10.99
Cash dividends declared	$—	$—	$—	$—

As of December 31	2004	2003	2002	2001	2000
Balance sheet data:
Total assets	$1,893.9	$1,597.1	$1,382.8	$1,444.4	$1,378.0
Net debt (3)	$39.0	$192.5	$202.5	$245.0	$23.3
Long-term debt, less current portion	$160.4	$201.1	$175.4	$194.1	$—
Stockholders’ equity (4)	$662.2	$443.3	$314.1	$424.7	$641.9
Segment operating capital employed (5)	$792.3	$761.5	$685.3	$909.9	$933.1
Order backlog (6)	$1,587.1	$1,258.4	$1,151.0	$960.7	$644.3

Years ended December 31	2004	2003	2002	2001	2000
Other financial information:
Capital expenditures	$50.2	$65.2	$68.1	$67.6	$43.1
Cash flows provided by operating activities of continuing operations	$132.9	$150.4	$119.0	$76.3	$8.0

(1)	Earnings per share and common stock prices have not been presented for years prior to 2001, the year of our spin-off from FMC Corporation.

(2)	The calculation of average shares in 2001 gives effect to the issuance of 65.0 million common shares as if they were issued and outstanding on January 1, 2001.

(3)	Net debt consists of short-term debt, long-term debt and the current portion of long-term debt less cash and cash equivalents.

(4)	For periods prior to June 14, 2001, the date of our initial public offering, stockholders’ equity was comprised of FMC Corporation’s net investment and accumulated other comprehensive (income) loss.

(5)	We view segment operating capital employed, which consists of assets, net of liabilities, as the primary measure of segment capital. Segment operating capital employed excludes corporate debt facilities and investments, pension liabilities, income taxes and LIFO reserves.

(6)	Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the Securities and Exchange Commission, our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed below.

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

Among the important factors that could have an impact on our ability to achieve our operating results and growth plan goals are:

•	Increased competition from other companies operating in our industries, some of which may have capital resources equivalent to or greater than ours;

•	Instability and unforeseen changes in economic, political and social conditions in the international markets where we conduct business, including economically and politically volatile areas such as West Africa, the Middle East, Latin America and the Asia Pacific region, which could cause or contribute to: foreign currency fluctuations; inflationary and recessionary markets; civil unrest, terrorist attacks and wars; seizure of assets; trade restrictions; foreign ownership restrictions; restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations; changes in governmental laws and regulations and the level of enforcement of laws and regulations; inability to repatriate income or capital; and reductions in the availability of qualified personnel;

•	Increasing business activity involving large subsea and/or offshore projects, which exposes us to increased risks due to the significant technical and logistical challenges of these projects, their longer lead times and the requirement to dedicate substantial engineering effort and other capital resources to these projects;

•	Inability to complete a project as scheduled or to meet other contractual obligations to our customers, potentially leading to reduced profits or even losses;

•	Severe weather conditions and natural disasters which may cause crop damage, affect the price of oil and gas, and cause damage or delays in offshore project locations, which may adversely impact the demand for our products and impair our ability to complete significant projects within required time frames or without incurring significant unanticipated costs;

•	Significant changes in interest rates or taxation rates;

•	Unanticipated increases in raw material prices (including the price of steel) compared with historical levels, or shortages of raw materials;

•	Inability to implement and effect price increases for our products and services when necessary;

•	Inherent risks in the marketplace associated with new product introductions and technologies and the development of new manufacturing processes;

•	Changes in current prices for crude oil and natural gas and the perceived stability and sustainability of those prices as well as long-term forecasts can impact capital spending decisions by oil and gas exploration and production companies and may lead to significant changes in the level of oil and gas exploration, production, development and processing and affect the demand for our products and services;

•	The effect of governmental policies regarding exploration and development of oil and gas reserves, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing and the level of production in non-OPEC countries;

•	Changes in capital spending levels by the U.S. Government and the impact of economic conditions and political and social issues on government appropriation decisions, including the procurement of Halvorsen loaders by the U.S. military;

•	Changes in business strategies and capital spending levels in the airline industry due to changes in international, national, regional and local economic conditions, war, political instability and terrorism (and the threat thereof), consumer perceptions of airline safety, and costs associated with safety, security and the weather;

•	Consolidation of customers in the petroleum exploration, commercial food processing or airline or air freight industries;

•	Unanticipated issues related to food safety, including costs related to product recalls, regulatory compliance and any related claims or litigation;

•	Freight transportation delays;

•	Our ability to integrate, operate and manage newly acquired business operations or joint venture investments, particularly in situations where we cannot control the actions of our joint venture partner and have only limited rights in controlling the actions of the joint venture;

•	The risk of not realizing our investment in MODEC, Inc., due to potential impairment in its market value, and/or the potential – even likely – illiquidity of this investment;

•	Conditions affecting domestic and international capital and equity markets;

•	Unexpected changes in the size and timing of regional and/or product markets, particularly for short lead-time products;

•	Risks associated with litigation, including changes in applicable laws, the development of facts in individual cases, settlement opportunities, the actions of plaintiffs, judges and juries and the possibility that current reserves relating to our ongoing litigation may prove inadequate;

•	The effect of the loss of major contracts or losses from fixed price contracts;

•	The effect of the loss or termination of a strategic alliance with a major customer, particularly as it relates to our Energy Production Systems businesses;

•	The effect of labor-related actions, such as strikes, slowdowns and facility occupations;

•	The loss of key management or other personnel;

•	Developments in technology of competitors and customers that could impact our market share and the demand for our products and services;

•	Supply and demand imbalances of certain commodities such as citrus fruit, fruit juices and tomatoes; and

•	Environmental and asbestos-related liabilities that may arise in the future that exceed our current reserves.

We wish to caution that the foregoing list of important factors may not be all-inclusive and specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

The following discussion and analysis of our financial condition and results of operations for the fiscal years ended December 31, 2004, 2003 and 2002, should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, and our selected historical financial data included elsewhere in this document.

Background

FMC Technologies, Inc. was incorporated in Delaware on November 13, 2000, and was a wholly owned subsidiary of FMC Corporation until its initial public offering on June 14, 2001, when the Company sold 17.0% of its common stock to the public.

On December 31, 2001, FMC Corporation distributed its remaining 83.0% ownership of FMC Technologies’ common stock to FMC Corporation’s shareholders in the form of a dividend.

Executive Overview

We design, manufacture and service sophisticated machinery and systems for customers in the energy, food processing and air transportation industries. We have operations in 16 countries and are strategically located to facilitate delivery of our products and services to our customers. We operate in four business segments: Energy Production Systems, Energy Processing Systems, FoodTech and Airport Systems (Business Segments section in Part I. Item 1.) Our business segments serve diverse industries with a wide customer base. We focus on economic and industry-specific drivers and key risk factors affecting each of our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. The following discussion provides examples of the kinds of economic and industry factors and key risks that we consider.

The results of our Energy Systems businesses are primarily driven by changes in exploration and production spending by oil and gas companies, which in part depend upon current and anticipated future crude oil and natural gas prices and production volumes. Fluctuations in raw material prices, such as the increase in steel prices in the past year, affect product costs in many of our Energy Systems business units. However, in most of these business units, we have been able to pass on steel cost increases to our customers. Our Energy Production Systems business is affected by trends in land and offshore oil and gas production, including shallow and deepwater output. Additionally, given the substantial capital investments required from our customers to complete an offshore project, our customers’ overall profitability influences our results. Our Energy Processing Systems business results reflect spending by oilfield service companies and engineering construction companies for equipment and systems that facilitate the measurement and transportation of crude oil and natural gas. The level of production activity worldwide influences spending decisions, and we use rig count as one indicator of demand.

Our FoodTech business results reflect the level of capital investment being made by our food processing customers. The level of capital spending also is influenced by changing consumer preferences, public perception of food safety, conditions in the agricultural sector, such as weather, that affect commodity prices, and by our customers’ overall profitability. Additionally, FoodTech volumes may fluctuate as a result of consolidation of customers in the commercial food processing industry.

The results of our Airport Systems business are highly dependent upon the profitability of our customers in the airline and air cargo markets. Their profitability is affected by fluctuations in passenger and freight traffic and the volatility of operating expenses, including the impact of costs related to labor, fuel and airline security. In addition, results in our Airport Systems business are also influenced by the level of purchases of our Halvorsen loaders by the U.S. Air Force, which depend upon governmental funding approvals. Similar to Energy Production Systems, rising steel prices have increased costs in Airport Systems, especially in our Jetway® business. Changes in significant raw material prices, such as steel, will continue to impact our Airport Systems results.

We also focus on key risk factors when determining our overall strategy and making decisions for allocating capital. These factors include risks associated with the global economic outlook, product obsolescence, and the competitive environment. We address these risks in our business strategies, which incorporate continuing development of leading edge technologies, cultivating strong customer relationships, and implementing strategic international expansion.

In 2004, we continued to emphasize technological advancement in all of our segments. In Energy Production Systems, we continued the development of an all-electric subsea production system, which will use simpler controls than conventional systems that rely on hydraulics. FoodTech launched a variety of new products during 2004, including a waterjet portioning system for poultry and meat products. In 2004, Airport Systems began marketing the RampSnake® automated baggage loader for use in narrow-body aircraft. This product is designed to reduce the manual effort to move baggage into the airplane. We are committed to continuing our investments in technological innovations to expand our technology base, develop new products and increase profitability.

We have developed close working relationships with our customers in all of our business segments. Our Energy Production Systems business results reflect our ability to build long-term alliances with oil and gas companies that are actively engaged in offshore deepwater development, and provide solutions to their needs in a timely and cost-effective manner. We have formed similar collaborative relationships with oilfield service companies in Energy Processing Systems, air cargo companies in Airport Systems and citrus processors in FoodTech. We believe that by working closely with our customers that we enhance our competitive advantage, strengthen our market positions and improve our results.

In all of our segments, we serve customers from around the world. During 2004, 67% of our total sales were to non-U.S. locations. We evaluate international markets and pursue opportunities that fit our business model. For example, we have targeted opportunities in West Africa and Asia Pacific because of the offshore drilling potential in those regions, and we have identified a market for Jetway® passenger boarding bridges in Asia.

As we evaluate our operating results, we view our business segments by product line and consider performance indicators like segment revenues, operating profit and capital employed, in addition to the level of inbound orders and order backlog. As we analyze our financial condition, items of importance include factors that impact our liquidity and capital resources, including working capital, net debt and access to capital.

Consolidated Results of Operations

2004 Compared With 2003

FMC Technologies’ total revenue for fiscal year 2004 increased by $460.6 million, or 20%, to $2,767.7 million, primarily due to continued growth in our Energy Systems’ businesses. In 2004, our technological capabilities enabled us to continue to benefit from the growing demand for the supply of equipment used in the major oil and gas producing regions throughout the world. To a lesser extent, the increase in 2004 revenue also reflected higher revenue in the Airport Systems business segment. Of the total increase in sales, $88.7 million was attributable to the favorable impact of foreign currency translation.

Cost of sales and services for the year ended December 31, 2004 was $2,266.3 million, an increase of $422.7 million compared with 2003. Cost of sales and services totaled 81.9% of sales, up from 79.9% in 2003. The increase in cost of sales and services resulted primarily from higher sales volumes during 2004. The impact of foreign currency translation and a provision for anticipated losses on our contract with Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”) were responsible for 18% and 5% of the increase, respectively, in cost of sales and services. These increases in cost were partially offset by the positive impact of cost saving measures and a more favorable product mix in 2004.

Selling, general and administrative expense for the year ended December 31, 2004, increased $27.8 million, or 8.9%, compared to the year ended December 31, 2003. Unfavorable changes in foreign currency translation represented $9.3 million of the increase. The remaining increase reflected higher employee related costs associated with business expansion, especially in our Energy Production Systems business segment. In 2004, selling, general and administrative expenses were 12.3% of sales, down from 13.5% of sales in 2003.

Pre-tax income in 2004 increased to $159.0 million ($116.7 million after tax), from income of $95.6 million ($68.9 million after tax) in 2003. The increase in 2004 income was primarily attributable to a $60.4 million gain ($36.1 million after tax) on the conversion of our investment in MODEC International LLC, and the positive impact of higher sales volumes. In addition, 2004 net income reflected the benefit of tax adjustments of $11.9 million resulting from a favorable judgment in a tax dispute and the resolution of foreign tax audits in the fourth quarter of 2004. These increases were partially offset by the negative impact of two charges recorded against income in 2004. We recorded a loss provision in Energy Production Systems of $21.4 million ($13.1 million after tax) on the Sonatrach project, mainly due to the effect of severe weather conditions. In Energy Processing Systems, a $6.5 million impairment charge ($6.1 million after tax) was required to write off goodwill associated with the blending and transfer product line. Lower operating profit from FoodTech also contributed to the unfavorable comparison.

The 2004 gain on conversion of our investment in MODEC International LLC was associated with our decision to exchange our 37.5% interest in MODEC International LLC for cash and shares of common stock of MODEC, Inc. MODEC International LLC was a joint venture investment between FMC Technologies and a subsidiary of MODEC, Inc. The joint venture agreement gave us the right to convert our ownership beginning in 2004. MODEC International LLC was part of the Energy Production Systems business segment. The gain on conversion of our interest in the joint venture is not included in our measure of segment operating profit.

Outlook for 2005

We are anticipating continued growth in our earnings per share in 2005. We expect 2005 growth to be driven by our Energy Systems businesses, and anticipate that FoodTech and Airport Systems will perform at a level that is equal to or slightly higher than their full-year 2004 results. We currently estimate that our full year 2005 diluted earnings per share will be within the range of $1.30 to $1.50. This estimate does not include the impact, if any, of changes in foreign dividend repatriation under the provisions of the American Jobs Creation Act of 2004.

2003 Compared With 2002

Our total revenue for fiscal year 2003 increased by $235.6 million, or 11%, to $2.3 billion. Higher sales attributable to Energy Production Systems represented the majority of the revenue increase. Two-thirds of this business segment’s growth in 2003 was from the increase in sales of subsea systems, reflecting the continued trend toward offshore development of deepwater oil and gas fields. Energy Processing Systems and FoodTech also contributed to the increase compared with 2002. A decrease in Airport Systems sales partially offset these increases in revenue. The growth in total 2003 revenue included the favorable impact of changes in foreign currency translation which accounted for $98.5 million or 42% of the total increase.

For the year ended December 31, 2003, cost of sales and services was $1,843.6 million, an increase of 11% compared with 2002. On a consolidated basis, cost of sales and services as a percentage of total revenue remained consistent with 2002 results at 79.9%. During 2003 we incurred an incremental $3.4 million in restructuring and asset impairment charges compared to 2002, which were offset by cost reductions, resulting in comparable margins.

For the year ended December 31, 2003, selling, general and administrative expense increased $37.8 million, or 13.8%, compared to the year ended December 31, 2002. Unfavorable changes in foreign currency exchange rates increased these expenses by approximately $10.0 million. The remaining increase reflects higher staffing, travel and compensation costs related to increased business activity, especially within the Energy Production Systems business segment. In 2003, selling, general and administrative expense as a percentage of sales was consistent with 2002 results.

Pre-tax income in 2003 increased to $95.6 million ($68.9 million after tax), from 2002 pre-tax income of $80.0 million ($57.8 million after tax) before the cumulative effect of a change in accounting principle. The $15.6 million increase in 2003 pre-tax income was primarily attributable to higher segment operating profit and, to a lesser extent, lower net interest expense, partially offset by an increase in other expense, net.

Changes in Accounting Principles

Employee Stock-Based Compensation Expense

On January 1, 2004, we began accounting for employee stock option compensation expense using the fair value method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the retroactive restatement method of transition available under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”

The following tables provide the effect of the restatement on our consolidated balance sheets and consolidated statements of income:

Consolidated Balance Sheets

	As of December 31,
	2003		2002		2001
(In millions)	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated
Capital in excess of par value of common stock	$548.7	$580.5	$538.6	$560.0	$523.0	$534.3

Retained earnings (accumulated deficit)	$(11.8)	$(29.6)	$(87.4)	$(98.5)	$42.3	$37.5

Deferred income tax assets	$64.2	$78.2	$74.6	$84.9	$15.4	$21.9

Consolidated Statements of Income

	Year Ended December 31, 2003		Year Ended December 31, 2002
(In millions, except per share data)	Previously reported	As restated	Previously reported	As restated
Net income (loss)	$75.6	$68.9	$(129.7)	$(136.0)

Basic earnings (loss) per share	$1.14	$1.04	$(1.99)	$(2.08)

Diluted earnings (loss) per share	$1.13	$1.03	$(1.94)	$(2.03)

In the 2004 incentive compensation award, stock options represented 1/3 of the total stock-based award value. In prior years, stock options represented approximately 2/3 of the total. The effect of this change was a reduction in expense related to stock options offset by an increase in expense related to other types of stock-based compensation. Additionally, in 2004, our stock-based compensation expense relating to stock options is lower than previous levels due to the vesting in 2003 of larger than normal stock option grants that were issued in 2001 concurrent with our initial public offering and the absence of executive officer stock option grants in 2002.

The following is a summary of the components of stock-based compensation expense included in our results:

	Year Ended December 31,
(In millions, before the effect of income taxes)	2004	2003	2002
Stock option compensation expense	$5.0	$11.0	$10.3
All other stock-based compensation expense	7.3	4.2	5.7

Total stock-based compensation expense	$12.3	$15.2	$16.0

Cumulative Effect of an Accounting Change in 2002—Goodwill and Other Intangible Assets

On January 1, 2002, we adopted the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The standards collectively provide for the recognition, amortization and continuing valuation of goodwill and other intangible assets acquired in a business combination. We completed the goodwill impairment testing that is required upon adoption of SFAS No. 142 during the first quarter of 2002. The adoption of SFAS No. 142 on January 1, 2002, resulted in a loss from the cumulative effect of a change in accounting principle of $193.8 million, net of an income tax benefit of $21.2 million, affecting the FoodTech business segment ($117.4 million before taxes; $98.3 million after tax) and the Energy Processing Systems business segment ($97.6 million before taxes; $95.5 million after tax). This loss was not the result of a change in the outlook of the businesses but was due to a change in the method of measuring goodwill impairment as required by the adoption of SFAS No. 142. The impact of adopting the provisions of SFAS No. 142 relating to goodwill amortization resulted in our discontinuing the amortization of goodwill beginning January 1, 2002.

Operating Results of Business Segments

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

The following table summarizes our operating results for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,			Favorable/(Unfavorable)
($ in millions)	2004	2003	2002	2004 vs. 2003		2003 vs. 2002
Revenue
Energy Production Systems	$1,487.8	$1,136.2	$940.3	$351.6	31%	$195.9	21%
Energy Processing Systems	493.3	431.7	395.9	61.6	14	35.8	9
Intercompany eliminations	(10.7)	(2.8)	(1.4)	(7.9)	*	(1.4)	*

Subtotal Energy Systems	1,970.4	1,565.1	1,334.8	405.3	26	230.3	17
FoodTech	525.8	524.7	496.9	1.1	0	27.8	6
Airport Systems	279.8	224.1	245.1	55.7	25	(21.0)	(9)
Intercompany eliminations	(8.3)	(6.8)	(5.3)	(1.5)	*	(1.5)	*

Total revenue	$2,767.7	$2,307.1	$2,071.5	$460.6	20%	$235.6	11%

Net income (loss)
Segment operating profit
Energy Production Systems	$71.1	$66.0	$50.4	$5.1	8%	$15.6	31%
Energy Processing Systems (1)	27.4	30.3	27.1	(2.9)	(10)	3.2	12

Subtotal Energy Systems	98.5	96.3	77.5	2.2	2	18.8	24
FoodTech	36.8	44.0	43.3	(7.2)	(16)	0.7	2
Airport Systems	16.0	12.4	15.8	3.6	29	(3.4)	(22)

Total segment operating profit	151.3	152.7	136.6	(1.4)	(1)	16.1	12

Corporate items
Gain on conversion of investment in MODEC International LLC	60.4	—	—	60.4	*	—	—
Corporate expense	(28.3)	(24.3)	(23.2)	(4.0)	(16)	(1.1)	(5)
Other expense, net	(17.5)	(23.9)	(20.9)	6.4	27	(3.0)	(14)
Net interest expense	(6.9)	(8.9)	(12.5)	2.0	22	3.6	29

Total corporate items	7.7	(57.1)	(56.6)	64.8	113	(0.5)	(1)

Income before income taxes and the cumulative effect of an accounting change	159.0	95.6	80.0	63.4	66	15.6	20
Provision for income taxes	(42.3)	(26.7)	(22.2)	(15.6)	(58)	(4.5)	(20)

Income before the cumulative effect of an accounting change	116.7	68.9	57.8	47.8	69	11.1	19
Cumulative effect of accounting change, net of income taxes	—	—	(193.8)	—	*	193.8	*

Net income (loss)	$116.7	$68.9	$(136.0)	$47.8	69%	$204.9	*

(1)	Energy Processing Systems operating profit in 2004 included a goodwill impairment charge of $6.5 million.

*	Not meaningful

Energy Production Systems

2004 Compared With 2003

Energy Production Systems’ revenue was higher in 2004 than in the same period in 2003, with growth in subsea systems, floating production systems and, to a lesser extent, the surface business. Revenue from sales of subsea systems of $1.0 billion in 2004 increased $198 million, or 24%, from $817 million in 2003, of which $148 million related to higher volumes and $50 million to the favorable impact of foreign currency translation. Subsea volumes increased primarily as a result of new and ongoing projects located offshore Brazil, the North Sea, Asia Pacific and offshore West Africa, partially offset by a reduction in projects in the Gulf of Mexico. Floating production systems’ revenues grew by $122 million over the same period in the prior year. This was primarily attributable to higher revenue associated with the Sonatrach project, which increased $95 million to a total of $149 million in 2004.

Energy Production Systems’ 2004 operating profit increased compared with 2003, with higher volumes and favorable margins in our subsea and surface businesses more than offsetting the impact of higher selling, general and administrative expense and period costs related to the Sonatrach project. Operating profit from subsea systems grew 46% from 2003 as a result of higher sales volumes and improved margins. The increase in subsea systems was offset by a decline in operating profit at our floating production systems business compared to 2003, which was primarily the result of $21.4 million in pre-tax provisions recorded for anticipated losses on the Sonatrach project. To a lesser extent, Energy Production Systems’ operating profit increased as a result of higher sales volumes and margins in the surface business. Selling, general and administrative expense were higher in 2004 compared to the prior year, attributable to increased bid and proposal costs and variable selling expenses, such as commissions.

The Sonatrach contract with the floating production systems division involves the supply of a petroleum loading system. In early 2004, the size of this contract was reduced from $240 million to $224 million, and uncertainty was removed from the contract’s scope and schedule; however, from a profit perspective, we expected to break even. In July 2004, a second amendment to the contract increased the project size to $253 million. Also, during the third quarter, we recognized a $4.4 million (pre-tax) provision for anticipated losses due to an increase in the estimate of our total project costs. In November 2004, severe storms in Algeria delayed completion of the pipeline installation phase of the project. As a result of these storms, we recorded an additional provision for anticipated losses amounting to $17.0 million (pre-tax). At December 31, 2004, the project was approximately 80% complete.

2003 Compared With 2002

Energy Production Systems’ revenue was higher in 2003 than the same period in 2002, reflecting increases in subsea systems, the surface business and floating production systems. Revenue from sales of subsea systems of $817 million in 2003 grew $136 million, or 20%, from $681 million in 2002, of which $85 million related to higher volumes and $51 million to the favorable impact of foreign currency translation. The higher sales volumes in subsea systems were attributable primarily to projects located in the North Sea, Gulf of Mexico and, to a lesser extent, offshore Brazil. In the surface business, revenues increased by $37 million in 2003 over the same period in the prior year reflecting increased deliveries of land-based systems in North America and offshore systems outside of the U.S. Revenues in 2003 also reflected an increase for floating production systems of $19 million, primarily resulting from the Sonatrach project, and a partial year benefit of $8 million from the acquisition of CDS Engineering (“CDS”).

Energy Production Systems’ 2003 operating profit growth compared with 2002 was a result of the subsea systems and surface businesses, as operating profit increased by $13 million and $4 million, respectively, as a result of higher sales volumes. Lower profit recorded by our floating production systems business partially offset the improvements in subsea and surface. Depreciation and amortization expense increased in 2003, attributable to capital expenditures made in prior periods to support increased subsea volumes and to increased amortization of intangible assets related to the acquisition of CDS.

Outlook for 2005

For 2005, we are expecting another year of growth in operating profit in our Energy Production Systems business. This expectation is based on our strong backlog of orders in subsea systems and forecasts of favorable market conditions, including the benefit from continued high oil and gas prices and increased rig activity worldwide. In floating production systems, we expect Sonatrach sales volumes to decline and profitability to improve as the project concludes in the third quarter of 2005. In our separation systems business, we continued integration activities in 2004, and the business is expected to improve its sales and profitability in 2005.

Energy Processing Systems

2004 Compared With 2003

Energy Processing Systems’ revenue was higher in 2004 compared with 2003, with sales of measurement and material handling equipment contributing $31 million and $22 million, respectively, to the increase. Strong demand for measurement equipment for pipeline and tank truck applications was driven by the level of oil and gas prices, while higher sales of material handling equipment resulted primarily from increased demand for the bulk conveying systems needed for coal fired power generation. In addition, the favorable impact of foreign currency translation accounted for $12 million of the increase in segment revenue. Fluid control reported slightly higher revenue in 2004, as a $25 million increase in sales reflecting WECO®/Chiksan® product demand was almost completely offset by a decrease in sales of production manifold systems, the latter resulting from competitive pressure. The growth in sales of the WECO®/Chiksan® product line, which we sell mainly to service companies, continued to reflect the impact of strong land based drilling activity in the U.S.

Energy Processing Systems’ operating profit was lower in 2004 compared with 2003, mainly as a result of a fourth quarter goodwill impairment charge amounting to $6.5 million associated with the blending and transfer product line. Also contributing to lower segment operating profit was a $3 million decrease in loading systems margins, reflecting competitive pressure and higher operating costs. The positive impact of higher volumes on profitability in material handling and measurement equipment, which amounted to $4 million and $3 million, respectively, partially offset the decrease in segment operating profit.

The 2004 goodwill impairment charge of $6.5 million ($6.1 million after tax) eliminated all remaining goodwill associated with the blending and transfer business. We experienced a lack of inbound orders in the blending and transfer product line for a sustained period of time. This was due, in part, to the volatility of oil and gas prices, which reduced the willingness of oil companies to invest capital to upgrade existing blending facilities or to invest in new blending capacity.

2003 Compared With 2002

Compared to 2002, revenue for Energy Processing Systems increased as a result of higher sales volumes and favorable foreign currency translation, which accounted for $25 million and $11 million, respectively, of the increase. The positive impact of higher volumes of WECO®/Chiksan® equipment in our fluid control division reflected increased service company demand. Also, measurement equipment and loading systems volumes were both higher in 2003, with measurement sales reflecting stronger demand for metering systems and loading systems benefiting from increased activity in the liquefied natural gas (“LNG”) market.

Energy Processing Systems’ higher operating profit reflected the increased sales volumes in 2003, with the fluid control and measurement divisions reporting increased operating profit of $4 million and $2 million, respectively. These increases in operating profit were partly offset by a $2 million reduction in operating profit from material handling systems, primarily attributable to difficult market conditions. The improvement in profitability for fluid control equipment, which resulted from the increased demand from service companies for the WECO®/Chiksan® products, was partly offset by an increase in contract reserves associated with a production manifold system project. For loading systems, the favorable impact of higher sales volumes on operating profit was largely offset by the effect of pricing pressure in the competitive LNG loading arm market.

Outlook for 2005

In 2005, we expect Energy Processing Systems to deliver overall growth in operating profit over 2004. We are projecting increased profitability in our production manifold systems business along with improved performance from loading systems and measurement systems. In our fluid control business, we expect demand for WECO®/Chiksan® equipment from service companies to be consistent with 2004 levels.

In the first quarter of 2005, we will begin a $3 million project to restructure our material handling systems product line. The purpose of this restructuring program is to reduce costs through the outsourcing of work to suppliers and the shifting of work to other Energy Processing Systems’ facilities to better leverage capacity. While this activity will negatively impact the first quarter of 2005, we believe the full-year impact will not be significant.

FoodTech

2004 Compared With 2003

FoodTech revenue for 2004 was essentially flat compared with 2003. Higher volumes of freezing, portioning and cooking equipment in 2004 were responsible for an increase of $21 million in revenue, reflecting stronger demand in the North American and Asian markets. In addition, year over year changes in foreign currency translation resulted in a $19 million increase in revenue. These increases were largely offset by the $23 million negative impact on revenue resulting from lower volumes of fruit and vegetable processing equipment, primarily reflecting a 2004 decline in the global market for tomato processing equipment. To a lesser extent, the increase in FoodTech revenue was also offset by lower volumes of canning and citrus systems and the impact on revenue of the divestiture of our U.S. agricultural harvester product line in the fourth quarter of 2003.

FoodTech’s operating profit was lower in 2004 compared with 2003, with a decrease of $4 million attributable to lower citrus volumes, and an additional $4 million decrease resulting from lower volumes of other fruit and vegetable processing equipment. The decline in profitability was partially offset by a $2 million increase in the freezing, portioning and cooking equipment businesses, primarily attributable to the positive impact of reduced expenses.

2003 Compared With 2002

The increase in FoodTech’s revenue in 2003 primarily reflected a $40 million favorable effect of foreign currency translation compared with 2002, largely attributable to the weakening of the U.S. dollar against the euro and the Swedish krona. Sales of cooking equipment in North America contributed $12 million to the increase in revenue. Partially offsetting these favorable effects was a significant decrease in sales of freezing equipment, reflecting competitive pressure in the North American market and a weaker European economy in 2003.

Compared with 2002, FoodTech’s 2003 operating profit increased, reflecting the positive impact of foreign currency translation of $4 million, net, as the increase in revenue resulting from foreign currency translation was largely offset by the negative impact on profitability resulting from translation of the corresponding expenses. In addition, a $1.4 million favorable adjustment relating to foreign sales taxes in 2003 contributed to the increase in operating profit. These increases in operating profit were largely offset by the unfavorable impact resulting from lower sales volumes of freezing equipment, and the impact of lower citrus margins, reflecting competitive pressures.

Because our U.S. agricultural harvester product line no longer fit the strategic initiatives of our FoodTech business, we divested the product line in 2003, resulting in a pre-tax loss of $1.2 million.

Outlook for 2005

Our FoodTech business performance is expected to be essentially level with 2004 results. We anticipate an increase in profitability from food processing equipment, primarily related to sterilizer and canning equipment, and from the freezer and food handling product lines. The increase in profitability is expected to be offset by lower citrus results, attributable in large part to the impact of the 2004 hurricane damage on the Florida citrus crop.

Airport Systems

2004 Compared With 2003

Airport Systems’ revenue increased in 2004 compared with 2003. Higher revenues from sales of Jetway® passenger boarding bridges and ground support equipment each represented $26 million of the increase. Stronger sales of Jetway® passenger boarding bridges reflected increased deliveries to domestic airlines and, to a lesser extent, airport authorities. Ground support equipment revenue increased as a result of higher sales to ground handlers and cargo handling companies, primarily in North America, and the positive impact of foreign currency translation of $3 million. Airport Services sales grew by $7 million over the same period in the prior year due to new projects in the Dallas and Los Angeles airports. These increases were partially offset by the $7 million decrease in Halvorsen loader revenue, as deliveries decreased from 91 units in 2003 to 70 units in 2004. Sales of Halvorsen loaders fluctuate based on the status of government approval of funding and the requirements of the U.S. Air Force.

Airport Systems’ operating profit in 2004 increased compared with 2003, primarily attributable to the volume increases in Jetway® and ground support equipment, which contributed to $5 million in incremental operating profit for the year. Reduced volume in Halvorsen loaders caused a $3 million decrease in operating profit for 2004.

2003 Compared With 2002

Airport Systems’ revenue decreased in 2003 compared with 2002 as weak demand from commercial airlines and airport municipalities continued to negatively affect Airport Systems in 2003. Sales of Jetway® passenger boarding bridges and Halvorsen loaders were lower compared with 2002 by $20 million and $17 million, respectively, the latter reflecting a lower level of deliveries to the U.S. Air Force. Halvorsen loader deliveries decreased from 133 units in 2002 to 91 units in 2003. Increased sales of automated guided vehicle systems of $13 million and the positive impact of foreign currency translation of $7 million partially offset the decrease in revenue from the same period in 2002.

Airport Systems’ operating profit in 2003 decreased compared with 2002, primarily due to lower volumes of Halvorsen loaders, which contributed to a $5 million decline in operating profit, partially offset by an improvement in profitability of $2 million from our ground support equipment business. The negative impact of the Jetway® business’ lower volumes in 2003 was partially offset by higher margins, reflecting the benefit of cost cutting initiatives implemented in prior periods, resulting in a net decline in operating profit of $1 million from the same period in 2002.

Outlook for 2005

We are projecting operating profit at Airport Systems to be up slightly in 2005. World airline passenger traffic is anticipated to grow at approximately 6% in 2005. However, the traditional major airlines continue to suffer the challenges of higher fuel costs, low airfares and high labor costs, which are delaying the industry’s recovery. While we have received an order for Halvorsen loaders for 2005 delivery, the total Halvorsen loader volume of 40 units in 2005 is lower than 2004 volume. We expect our commercial businesses, principally the ground support equipment business, to offset the impact of the forecasted decline in Halvorsen loader shipments.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound orders Year Ended December 31,
(In millions)	2004	2003
Energy Production Systems	$1,829.8	$1,194.3
Energy Processing Systems	460.9	458.9
Intercompany eliminations	(6.3)	(8.3)

Subtotal Energy Systems	2,284.4	1,644.9
FoodTech	550.9	535.1
Airport Systems	270.0	241.7
Intercompany eliminations	(9.0)	(6.7)

Total inbound orders	$3,096.3	$2,415.0

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order backlog December 31,
(In millions)	2004	2003
Energy Production Systems	$1,222.7	$880.7
Energy Processing Systems	104.8	137.2
Intercompany eliminations	(1.0)	(5.4)

Subtotal Energy Systems	1,326.5	1,012.5
FoodTech	142.7	117.6
Airport Systems	119.8	129.5
Intercompany eliminations	(1.9)	(1.2)

Total order backlog	$1,587.1	$1,258.4

The portion of total order backlog at December 31, 2004, that we project will be recorded as revenue after fiscal year 2005 amounts to approximately $261.0 million.

Higher order backlog for Energy Production Systems at December 31, 2004, was primarily attributable to orders received for subsea systems in full year 2004 of $1.5 billion, including significant projects for Norsk Hydro, Statoil, BP and Total. Order backlog for surface systems was higher compared with the prior year as a result of favorable market conditions, including higher gas and oil prices. Order backlog for floating production systems declined as the Sonatrach project neared its 2005 completion.

Energy Processing Systems’ order backlog at December 31, 2004 decreased compared to December 31, 2003. The unfavorable comparison related primarily to material handling systems, which had $22 million in order backlog at year end 2003 relating to a coal fired power generation bulk conveying system. To a lesser extent, lower order backlog was also attributable to loading systems and measurement equipment, the latter the result of 2004 shipments of metering systems outpacing inbound orders, reducing year end order backlog.

FoodTech’s order backlog at December 31, 2004, was higher compared with December 31, 2003, primarily attributable to higher order backlog for canning and freezing equipment. The increase was partially offset by order backlog for food handling equipment, which was lower at December 31, 2004, compared with the prior year.

Airport Systems’ order backlog at December 31, 2004, declined compared with the prior year as a result of a reduction in the order backlog for Halvorsen loaders. In addition, several large automated material handling projects, which were included in order backlog at year end 2003, were nearing completion at December 31, 2004. These decreases were partially offset by higher backlog in airport services.

Corporate Items

Gain on Conversion of Investment in MODEC International LLC

MODEC International LLC was a joint venture between FMC Technologies and a subsidiary of MODEC, Inc. We had a 37.5% interest in the joint venture, which was a supplier of floating production offloading systems and other offshore installations such as tension leg platforms.

In 2004, we elected to convert our interest in MODEC International LLC as provided for in the joint venture agreement. The terms of that agreement gave us the right to exchange our joint venture interest for proceeds based on the relative contribution of the operating results of the joint venture to the income of MODEC, Inc. for the preceding two fiscal years. At MODEC, Inc.’s option, the proceeds could consist of cash or shares of common stock of MODEC, Inc., or a combination thereof.

In November 2004, we received proceeds from MODEC, Inc. of $77.0 million in exchange for our interest in MODEC International LLC and recorded a gain of $60.4 million ($36.1 million after tax). The proceeds consisted of 3.0 billion yen, or $27.9 million, and 2.6 million common shares of MODEC, Inc., representing 7.6% of MODEC, Inc., valued at $49.1 million. At December 31, 2004, the fair value of this investment was $59.2 million. There is a risk that we will be unable to fully realize our investment in MODEC, Inc., due to its potential—even likely— illiquidity.

Corporate Expense

Corporate expense in 2004 was higher when compared with the prior year, due primarily to higher Sarbanes-Oxley compliance costs. In 2003, corporate expense increased slightly over 2002, primarily due to higher insurance premiums.

In 2005, we anticipate that corporate expense will be essentially level with or slightly less than it was in 2004.

Other Expense, Net

Other expense, net, consists primarily of stock-based compensation, LIFO inventory adjustments, expenses related to pension and other employee postretirement benefits (excluding service costs, which are reflected in segment operating results), foreign currency-related gains and losses, and other items not associated with a particular business segment. Stock-based compensation expense includes the recognition of the fair value of stock-based awards over the vesting period. In 2004, we began recording expense for stock options in accordance with SFAS No. 123, and our prior period results have been restated to reflect this change.

The decrease in other expense, net, from the prior year is attributable to $3 million in lower stock-based compensation expense, $3 million in reduced costs related to our outsourcing of employee benefits administration and $2 million in favorable changes in foreign currency hedging results. These declines were partially offset by a $2 million increase in pension expense caused by lower discount rate and asset return assumptions.

Other expense, net, was higher in 2003 than 2002 largely due to higher pension expense of $3 million and the absence of a 2002 gain of $1 million on the sale of the corporate aircraft.

We anticipate that other expense, net, will increase in 2005, largely due to higher expenses related to stock-based compensation and LIFO inventory.

Net Interest Expense

Net interest expense is comprised of interest expense related to external debt financing less interest income earned on cash equivalents and marketable securities. When compared with the prior year, net interest expense decreased in 2004, primarily attributable to lower average debt levels. In 2003, net interest expense was lower compared with 2002, reflecting lower average debt levels as well as lower interest rates during 2003.

In 2003, lower interest rates were partly attributable to our use of commercial paper as a short-term funding source beginning in the first quarter of 2003 as well as the maturity in 2003 of interest rate swaps which held higher fixed interest rates.

We obtained interest rate swaps in the second quarter of 2003 that fix the effective annual interest rate on $150.0 million of our commercial paper at an average all-in rate of 2.9%. These interest rate swaps mature in June 2008.

We expect net interest expense for full-year 2005 to be lower than 2004 due to lower average debt levels.

Income Tax Expense

Income tax expense for the year ended December 31, 2004, resulted in an effective tax rate of 27%. An effective tax rate of 28% was realized in 2003 and 2002. In 2004, we realized tax benefits related to the settlement of a tax dispute with FMC Corporation and the closure of several tax audits.

Income tax expense in 2003 and 2002 was restated in connection with the 2004 change in accounting for stock-based compensation, which we chose to apply retroactively. This restatement resulted in a reduction of income tax expense of $4.3 million and $4.0 million in 2003 and 2002, respectively.

The differences between the effective tax rates for these years and the statutory U.S. federal income tax rate relate primarily to differing foreign tax rates, taxes on intercompany dividends and deemed dividends for tax purposes, the settlement of the tax dispute and audits, and non-deductible expenses.

For full-year 2005, we currently anticipate our effective income tax rate to average just over 27%. We have not quantified the impact, if any, of changes in foreign dividend repatriation under the provisions of the American Jobs Creation Act of 2004, which was signed into law on October 22, 2004.

Liquidity and Capital Resources

At December 31, 2004, our net debt was $39.0 million, compared with net debt of $192.5 million at December 31, 2003. Net debt includes short and long-term debt and the current portion of long-term debt, net of cash and cash equivalents. We reduced our net debt during 2004 with cash provided by operating activities and proceeds from the issuance of common stock upon the exercise of employee stock options of $38.6 million. We also received cash of $27.9 million in connection with the conversion of our interest in MODEC International LLC.

We utilized cash in 2004 to fund $50.2 million in capital expenditures, repay $58.4 million of outstanding debt and contribute $44.2 million to our pension plans.

Cash flows for each of the years in the three-year period ended December 31, 2004, were as follows:

	Year Ended December 31,
(In millions)	2004	2003	2002
Cash provided by operating activities of continuing operations	$132.9	$150.4	$119.0
Cash required by discontinued operations	(5.9)	(5.2)	(5.3)
Cash required by investing activities	(16.6)	(132.8)	(66.4)
Cash required by financing activities	(19.2)	(13.3)	(43.5)
Effect of exchange rate changes on cash and cash equivalents	3.9	(2.5)	0.6

Increase (decrease) in cash and cash equivalents	$95.1	$(3.4)	$4.4

Operating Cash Flows

Cash provided by operating activities of continuing operations for the year ended December 31, 2004 was lower compared with the same period in 2003 as a result of higher working capital requirements during 2004 for our long-term contracts. Cash payments for inventory grew by $31.2 million over the prior year, primarily in the Energy Production Systems segment. Cash flows from accounts receivable and advance payments were lower than the prior year by $15.5 million and $40.7 million, respectively, as a result of higher sales volumes and the timing of customer payments. These uses of cash were partially offset by higher balances of accounts payable and accrued and other liabilities, which provided $35.7 million and $43.5 million, respectively, of incremental operating cash flow in 2004. The accounts payable and other liabilities balances grew as a result of higher spending driven by increasing sales volumes. During 2004, we contributed $44.2 million to our pension plans compared to $25.2 million in the prior year. The entire 2004 contribution to our domestic qualified pension plan of $30 million was discretionary.

Compared with the same period in 2002, the increase in cash provided by operating activities of continuing operations for the year ended December 31, 2003 reflected an increase of $11.1 million in net income. Additionally, changes in working capital requirements resulted in net cash inflows of $15.6 million. The changes in working capital requirements included an increase in cash from advance payments primarily from our Energy Production Systems customers partially offset by the impact of higher accounts receivable balances in 2003.

Cash Required by Discontinued Operations

Cash required by discontinued operations in 2004 was relatively flat compared with 2003 and 2002. These cash outflows represent payments for claims, claims administration and insurance coverage for product liabilities associated with equipment which had been manufactured by our discontinued businesses.

Investing Cash Flows

Cash required by investing activities decreased by $116.2 million in 2004 compared to 2003. Higher cash outflows in 2003 were principally due to the $44.2 million outflow for the CDS acquisition and the retirement of $35.9 million of sale-leaseback obligations. The decrease in cash required by investing activities is also attributable to the $27.9 million cash inflow from the conversion of our interest in MODEC International LLC in 2004, as well as a $15.0 million reduction in capital expenditures.

Compared to 2002, the increase in cash required by investing activities in 2003 reflected cash paid for a majority ownership interest in CDS. Also in 2003, we retired sale-leaseback obligations and replaced them with lower cost balance sheet debt. In 2002, investing cash flows reflected the retirement of sale-leaseback obligations relating to our corporate aircraft, offset by proceeds from its subsequent sale.

Financing Cash Flows

Cash required by financing activities increased slightly in 2004. We made payments on our outstanding debt obligations of $58.4 million compared to net payments of $20.3 million during 2003. We received $38.6 million in proceeds from the issuance of 2.3 million shares of common stock upon the exercise of vested employee stock options in 2004, which was a $31.1 million increase from the prior year amount. As of December 31, 2004, 2.4 million vested stock options remained outstanding, all of which had exercise prices that were less than the closing price of our stock on December 31, 2004.

During 2003, our financing cash flows reflected the repayment of $170.3 million of short and long-term debt, which was replaced with borrowings of $150.0 million under our newly established commercial paper program. This shift allowed us to substantially lower the interest cost on our debt. In the second quarter of 2003, we entered into interest rate swaps that fixed the effective annual interest rate on $150.0 million of our commercial paper at an average all-in rate of 2.9% for five years.

Debt and Liquidity

Total borrowings at December 31, 2004 and 2003, comprised the following:

	December 31,
(In millions)	2004	2003
Commercial paper	$149.8	$150.0
Five-year revolving credit facilities	—	50.0
Uncommitted credit facilities	2.2	5.1
Borrowings from MODEC International LLC (joint venture)	—	15.2
Property financing	9.9	—
Other	1.2	1.2

Total borrowings	$163.1	$221.5

Our committed five-year revolving credit facilities provide the ability to refinance our commercial paper obligations on a long-term basis; therefore, at December 31, 2004 and 2003, we classified our commercial paper as long-term on our consolidated balance sheets.

Under the commercial paper program, and subject to available capacity under our committed revolving credit facilities, we have the ability to access up to $400.0 million of short-term financing through our commercial paper dealers. Standard & Poor’s Ratings Services and Moody’s Investor Services assigned their “A-2” and Prime-2 (“P-2”) commercial paper ratings, respectively, to our program. Standard & Poor’s Ratings Services defines an A-2 rating as follows, “A short-term obligation rated ‘A-2’ is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligations in higher rating categories (A-1). However, the obligor’s capacity to meet its financial commitment on the obligation is satisfactory.” Moody’s Investor Services defines their “P-2” rating as follows, “Issuers rated Prime-2 have a strong ability to repay senior short-term debt obligations.” Both agencies have just one rating category that is higher than ours—for Standard & Poor’s Ratings Services, this category is A-1 and for Moody’s Investor Services, it is P-1.

We have interest rate swaps related to $150.0 million of our commercial paper borrowings. The effect of these interest rate swaps, which mature in June 2008, is to fix the effective annual interest rate on these borrowings at 2.9%.

The following is a summary of our credit facilities at December 31, 2004:

(In millions) Description	Commitment amount	Debt outstanding	Commercial paper outstanding	Letters of credit	Unused capacity		Maturity
			(a)	(b)
Five-year revolving credit facility	$250.0	$—	$149.8	$8.2	$92.0		April 2006
Five-year revolving credit facility	250.0	—	—	7.8	242.2	(c)	April 2009

	$500.0	$—	$149.8	$16.0	$334.2	(d)

(a)	Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.

(b)	The five-year revolving credit facilities allow us to obtain a total of $250.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with these facilities.

(c)	In April 2004, we obtained this credit facility, which replaced a 364-day $150.0 million revolving credit facility upon maturity.

(d)	The outstanding balance of commercial paper combined with the debt outstanding under the revolving credit facilities and the amount in standby letters of credit is limited to $500.0 million.

Among other restrictions, the terms of the committed credit agreements include negative covenants related to liens and financial covenants related to consolidated tangible net worth, debt to earnings ratios and interest coverage ratios. We are in compliance with all debt covenants as of December 31, 2004. Our five-year revolving credit facility maturing April 2006 carries an effective annual interest rate of 100 basis points above the one-month London Interbank Offered Rate (“LIBOR”). The five-year revolving credit facility maturing April 2009 carries an effective annual interest rate of 87.5 basis points above the one-month LIBOR.

We had no borrowings outstanding under our five-year $250.0 million revolving credit facilities at December 31, 2004 and $50.0 million outstanding at December 31, 2003. At December 31, 2003, we had an interest rate swap agreement that matured in June 2004 related to $50.0 million of the long-term borrowings that fixed the interest rate thereon at 5.92%. During the second quarter of 2004, we repaid the revolving credit facility borrowings, partly with proceeds from our commercial paper program, and the interest rate swap agreement matured.

Our uncommitted credit includes domestic money-market facilities and international lines of credit. Borrowings under these uncommitted facilities totaled $2.2 million and $5.1 million at December 31, 2004 and 2003, respectively.

Prior to its cancellation in October 2004, we also had an uncommitted credit agreement with MODEC International LLC, a 37.5%-owned joint venture, whereby MODEC International LLC loaned its excess cash to us. Under the terms of the credit agreement, the interest rate was based on the monthly weighted-average interest rate we pay on our domestic credit facilities and commercial paper, which was 1.3% at December 31, 2003. Borrowings from MODEC International LLC amounted to $15.2 million at December 31, 2003.

We entered into a sale-leaseback agreement during the third quarter of 2004. We sold a building for $9.7 million in net proceeds, which were used to reduce other balance sheet debt. We are accounting for the transaction as a financing and are amortizing the obligation using an effective annual interest rate of 5.37% over the lease term of ten years. Our annual payments associated with this obligation total $0.9 million.

Other domestic and international borrowings totaled $1.2 million at both December 31, 2004 and 2003.

Outlook for 2005

We are authorized to repurchase up to two million shares of common stock. We have announced plans to begin the repurchase of shares of our outstanding common stock during 2005. The timing and amount of repurchases will depend on market conditions.

We plan to meet our cash requirements in 2005 with cash generated from operations, our available credit facilities and commercial paper.

In 2005, we expect to pay previously accrued income taxes of approximately $27 million, primarily due to the completion of significant subsea projects in Norway. We included this obligation on our consolidated balance sheet in current income taxes payable at December 31, 2004 and in current deferred income taxes at December 31, 2003.

For 2005, we estimate capital expenditures will be in the range of $65-$70 million, compared with 2004 capital spending of approximately $50 million. The anticipated increase in the level of capital spending is partly attributable to expenditures planned in Malaysia and Angola by Energy Production Systems to support our subsea business.

We expect to fund approximately $25 million to our pension plans, a substantial portion of which will be made at management’s discretion. We will make a discretionary contribution of $15 million to our domestic qualified pension plan. Using our current assumptions, we will not have a minimum funding requirement on the domestic qualified pension plan until 2013.

We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2004:

	Payments due by period
(In millions) Contractual obligations	Total payments	Less than 1 year	1 - 3 years	3 – 5 years	After 5 years
Long-term debt (a)	$160.9	$0.5	$1.0	$150.7	$8.7
Short-term debt	2.2	2.2	—	—	—
Capital lease obligations	0.3	0.1	0.1	0.1	—
Operating leases	129.9	28.5	38.8	29.5	33.1
Unconditional purchase obligations (b)	470.9	356.6	83.6	30.7	—
Acquisition-related obligations (c)	1.0	1.0	—	—	—

Total contractual obligations	$765.2	$388.9	$123.5	$211.0	$41.8

(a)	Our available long-term debt is dependent upon our compliance with debt covenants, including negative covenants related to liens, and financial covenants related to consolidated tangible net worth, debt to earnings and interest coverage ratios. We were in compliance with all covenants at December 31, 2004; however, any violation of debt covenants, event of default, or change in our credit rating could have a material impact on our ability to maintain our committed financing arrangements.

(b)	In the normal course of business, we enter into agreements with our suppliers to purchase raw materials or services. These agreements include a requirement that our supplier provide products or services to our specifications and require us to make a firm purchase commitment to our supplier. As substantially all of these commitments are associated with purchases made to fulfill our customers’ orders, the costs associated with these agreements will ultimately be reflected in cost of sales and services on our consolidated statements of income.

(c)	Acquisition-related obligations include the remaining amount owed associated with the 2003 acquisition of the RampSnake® product line. In addition, we also have a commitment to acquire the remaining ownership interest in CDS in 2009 at a purchase price of slightly less than 6.5 times the average of 45% of CDS’ 2007 and 2008 earnings before interest expense, income taxes, depreciation and amortization. At the current time, we are unable to estimate the amount of this commitment.

The following is a summary of other off-balance sheet arrangements at December 31, 2004:

	Amount of commitment expiration per period
(In millions) Other off-balance sheet arrangements	Total amount	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Letters of credit and bank guarantees	$356.7	$159.2	$91.8	$41.0	$64.7
Surety bonds	135.7	96.3	39.4	—	—
Third-party guarantees	2.1	0.1	2.0	—	—

Total other off-balance sheet arrangements	$494.5	$255.6	$133.2	$41.0	$64.7

As collateral for our performance on certain sales contracts or as part of our agreements with insurance companies, we are contingently liable under letters of credit, surety bonds and other bank guarantees. In order to obtain these financial instruments, we pay fees to various financial institutions in amounts competitively determined in the marketplace. Our ability to generate revenue from certain contracts is dependent upon our ability to obtain these off-balance sheet financial instruments. These off-balance sheet financial instruments may be renewed, revised or released based on changes in the underlying commitment. Historically, our commercial commitments have not been drawn upon to a material extent; consequently, management believes it is not likely that there will be claims against these commitments that will have a negative impact on our key financial ratios or our ability to obtain financing.

Qualitative and Quantitative Disclosures about Market Risk

We are subject to financial market risks, including fluctuations in foreign currency exchange rates, interest rates and certain equity prices. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2004 and 2003, our derivative holdings consisted of foreign currency forward contracts and interest rate swap agreements.

These forward-looking disclosures only address potential impacts from market risks as they affect our financial instruments. They do not include other potential effects which could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.

Foreign Currency Exchange Rate Risk

When we sell or purchase products or services, transactions are frequently denominated in currencies other than the particular operation’s functional currency. Generally, we do not use financial instruments to hedge local currency transactions if a natural hedge exists, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. When natural hedges are not available, we may enter into foreign exchange forward contracts with third parties. Our hedging policy is designed to reduce the impact of foreign currency exchange rate movements, and we expect any gain or loss in the hedging portfolio to be offset by a corresponding gain or loss in the underlying exposure being hedged.

We hedge our net recognized foreign currency assets and liabilities to reduce the risk that our earnings and cash flows will be adversely affected by changes in the foreign currency exchange rates. We also hedge firmly committed, anticipated transactions in the normal course of business. The majority of these instruments mature during 2005.

We use a sensitivity analysis to measure the impact on derivative instrument fair values of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. To the extent that our derivative instruments are hedging anticipated transactions, a 10% decrease in the value of the U.S. dollar would result in a decrease of $5.0 million in the net fair value of our derivative financial instruments at December 31, 2004. Changes in the derivative fair value will not have an impact on our results of operations unless these contracts are deemed to be ineffective.

We have foreign currency exchange rate exposure related to our investment in MODEC, Inc., which was acquired during 2004 and is denominated in Japanese yen. As an available-for-sale investment, we account for changes in value through other comprehensive income in stockholders’ equity. An immediate 10% adverse movement in the value of the U.S. dollar against the Japanese yen would result in a decrease in fair value of the investment of $5.9 million.

Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. We did not have significant unhedged variable-rate debt at December 31, 2004. In June 2003, we entered into three floating-to-fixed interest rate swaps related to $150.0 million of our commercial paper borrowings. The effect of these interest rate swaps is to fix the effective annual interest rate on these borrowings at an average rate of 2.9% until the swaps mature in June 2008.

We use a sensitivity analysis to measure the impact on fair values (for interest rate swaps) of an immediate 10% adverse movement in the interest rates. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 10% change in interest rates. A 10% decrease in the applicable interest rates, or approximately 0.2%, would result in a decrease of $1.7 million in the net fair value of our derivative financial instruments at December 31, 2004.

Equity Price Risk

We have equity price risk exposure related to our investment in the common stock of MODEC, Inc., which was acquired during 2004. As an available-for-sale investment, we account for changes in the equity price through other comprehensive income in stockholders’ equity. A 10% decline in the value of the equity price would result in a decrease in fair value of investments of $5.9 million at December 31, 2004.

Critical Accounting Estimates

We prepare the consolidated financial statements of FMC Technologies in conformity with United States generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions about matters that are inherently uncertain. On an ongoing basis, our management re-evaluates these estimates, judgments and assumptions for reasonableness because of the critical impact that these factors have on the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed this disclosure.

Revenue Recognition Using the Percentage of Completion Method of Accounting

We record revenue on construction-type manufacturing and assembly projects using the percentage of completion method, where revenue is recorded as work progresses on each contract. There are several acceptable methods of measuring progress toward completion. Most frequently, we use the ratio of costs incurred to date to total estimated contract costs to measure this progress; however, there are also types of contracts where we consistently apply the ratio of units delivered to date—or units of work performed—as a percentage of total units because we have determined that these methods provide a more accurate measure of progress toward completion.

Total estimated contract cost is a critical accounting estimate because it can materially affect net income and it requires us to make judgments about matters that are uncertain.

Revenue recorded using the percentage of completion method amounted to $1,169.7 million, $804.3 million, and $678.9 million for the years ended December 31, 2004, 2003, and 2002, respectively.

A significant portion of our total revenue recorded under the percentage of completion method relates to the Energy Production Systems business segment, primarily for subsea petroleum exploration equipment projects that involve the design, engineering, manufacturing and assembly of complex, customer-specific systems. The systems are not built from standard bills of material and typically require extended periods of time to construct.

We execute contracts with our customers that clearly describe the equipment, systems and/or services that we will provide and the amount of consideration we will receive. After analyzing the drawings and specifications of the contract requirements, our project engineers estimate total contract costs based on their experience with similar projects and then adjust these estimates for specific risks associated with each project, such as technical risks associated with a new design. Costs associated with specific risks are estimated by assessing the probability that conditions will arise that will affect our total cost to complete the project. After work on a project begins, assumptions that form the basis for our calculation of total project cost are examined on a monthly basis and our estimates are updated to reflect new information as it becomes available.

It is reasonably possible that we could have used different estimates of total contract costs in our calculation of revenue recognized using the percentage of completion method. If we had used a different estimate of total contract costs for each contract in progress at December 31, 2004, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased total revenue and pre-tax income for the year ended December 31, 2004, by $10.7 million.

Inventory Valuation

Inventory is recorded at the lower of cost or net realizable value. In order to determine net realizable value, we evaluate each component of inventory on a regular basis to determine whether it is excess or obsolete. We record the decline in the carrying value of estimated excess or obsolete inventory as a reduction of inventory and as an expense included in cost of sales in the period it is identified. Our estimate of excess and obsolete inventory is a critical accounting estimate because it is highly susceptible to change from period to period. In addition, it requires management to make judgments about the future demand for inventory.

In order to quantify excess or obsolete inventory, we begin by preparing a candidate listing of the components of inventory that have not demonstrated usage within the most recent two-year period. This list is then reviewed with sales, production and materials management personnel to determine whether this list of potential excess or obsolete inventory items is accurate. Management considers as part of this evaluation whether there has been a change in the market for finished goods, whether there will be future demand for on-hand inventory items and whether there are components of inventory that incorporate obsolete technology.

It is reasonably possible that we could have used different assumptions about future sales when estimating excess or obsolete inventory. Had we assumed that future sales would be 10% higher or lower than those used in our forecast, the effect on our estimate of excess or obsolete inventory and pre-tax income for the year ended December 31, 2004, would have been an increase or decrease of $2.0 million, on a current cost basis.

Accounting for Income Taxes

In determining our current income tax provision we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. When we maintain deferred tax assets we must assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance. We record an allowance reducing the asset to a value we believe will be recoverable based on our expectation of future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about our future income over the lives of the deferred tax assets, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.

Forecasting future income requires us to use a significant amount of judgment. In estimating future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our segments’ performance, our backlog, planned timing of new product launches, and customer sales commitments. Significant changes in the expected realizability of the deferred tax asset would require that we provide an additional valuation allowance against the gross value of our total deferred tax assets, resulting in a reduction of net income.

As of December 31, 2004, we estimated that it is not likely that we will generate future taxable income in certain foreign jurisdictions in which we have cumulative net operating losses and, therefore, we have provided a valuation allowance against the related deferred tax assets. As of December 31, 2004, we estimated that it is more likely than not that we will have future taxable income in the United States to utilize our domestic deferred tax assets. Therefore, we have not provided a valuation allowance against any domestic deferred tax assets.

With respect to domestic deferred tax assets, it is reasonably possible we could have used a different estimate of future taxable income in determining the need for a valuation allowance. If our estimate of future taxable income was 25% lower than the estimate used, we would still generate sufficient taxable income to utilize such deferred tax assets.

Retirement Benefits

We provide most of our employees with certain retirement (pension) and postretirement (health care and life insurance) benefits. In order to measure the expense and obligations associated with these retirement benefits, management must make a variety of estimates, including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these costs, rate of compensation increase, employee turnover rates, retirement rates, mortality rates and other factors. We update these estimates on an annual basis or more frequently upon the occurrence of significant events. These accounting estimates bear the risk of change due to the uncertainty attached to the estimate as well as the fact that these estimates are difficult to measure. Different estimates used by management could result in our recognizing different amounts of expense over different periods of time.

We use third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the costs and obligations associated with these retirement benefits. The discount rate and expected return on plan assets are based primarily on investment yields available and the historical performance of our plan assets. They are critical accounting estimates because they are subject to management’s judgment and can materially affect net income.

Pension expense was $25.2 million, $17.9 million and $13.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The discount rate used affects the periodic recognition of the interest cost component of net periodic pension cost. The discount rate is based on rates at which the pension benefit obligation could effectively be settled on a present value basis. We develop the assumed weighted-average discount rate utilizing investment yields available at our determination date based on AA-rated corporate long-term bonds. Significant changes in the discount rate, such as those caused by changes in the yield curve, the mix of bonds available in the market, the duration of selected bonds, and the timing of expected benefit payments may result in volatility in pension expense and minimum pension liabilities. We reduced the discount rate for our domestic and certain of our international plans during 2004. The weighted average discount rate declined from 6.1% to 5.8% in 2004, after decreasing in 2003 from 6.5% in 2002.

It is reasonably possible that we could have used a different estimate for the weighted-average discount rate in calculating annual pension expense. Holding other assumptions constant, for every 1% reduction in the discount rate, annual pension expense would increase by approximately $11.8 million before taxes. Holding other assumptions constant, for every 1% increase in the discount rate, annual pension expense would decrease by approximately $13.9 million before taxes.

Our actual returns on plan assets on trailing 5-year and trailing 10-year bases have exceeded the 2004 estimated long-term rate of return of 8.6%. Our actual returns on plan assets were 22.8% and 11.8% in 2003 and 2004, respectively. The weighted average rate was adjusted in 2003 from the previous estimate of 9.2% due to the expectation that more modest returns will be obtained in the near future. The expected return on plan assets is recognized as part of the net periodic pension cost. The difference between the expected return and the actual return on plan assets is amortized over the expected remaining service life of employees, so there is a lag time between the market’s performance and its impact on plan results.

It is reasonably possible that we could have used a different estimate for the weighted average rate of return on plan assets in calculating pension expense. Holding other assumptions constant, for every 1% reduction in the expected rate of return on plan assets, annual pension expense would increase by approximately $5.7 million before taxes.

Impact of Recently Issued Accounting Pronouncements

In November 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments.” EITF 03-1 provides guidance on determining other than temporary impairments and its application to marketable equity securities and debt securities accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in the EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1.” The disclosure requirements of EITF 03-1 remain in effect. We adopted the disclosure requirements of EITF 03-1 as of December 31, 2004. The adoption of the recognition and measurement provisions of EITF 03-1 are not expected to have a material impact on our results of operations, financial position or cash flows.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Under FSP 106-1, issued in January 2004, we elected to defer recognizing the effect of the Act until the pending authoritative guidance on the accounting for the federal subsidy was issued.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not assessed the impact that SFAS No. 151 will have on our results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R rescinds the intrinsic value option for accounting for stock-based compensation under APB No. 25 and requires an entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant date fair value of the award. In addition, SFAS No. 123R amends the accounting for modifications and forfeitures of awards in determining compensation cost. SFAS No. 123R is effective for the first interim or annual period that begins after June 15, 2005. As we currently account for our stock-based compensation under the fair value provisions of SFAS No. 123, we will utilize the modified prospective application method upon adoption. We have not assessed the impact that SFAS No. 123R will have on results of operations, financial position or cash flows.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides implementation guidance related to the repatriation provision of the American Jobs Creation Act of 2004. We have not completed our assessment of whether, and to what extent, earnings of foreign subsidiaries might be repatriated. We have complied with the disclosure requirements of FSP FAS 109-2 regarding our evaluation of the repatriation provision for purposes of applying SFAS No. 109, “Accounting for Income Taxes.”

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risks is incorporated herein by reference from the section entitled “Qualitative and Quantitative Disclosures about Market Risk” in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2004	2003	2002
Revenue	$2,767.7	$2,307.1	$2,071.5
Costs and expenses:
Cost of sales and services	2,266.3	1,843.6	1,654.2
Asset impairment (Note 8)	6.5	—	—
Selling, general and administrative expense	340.4	312.6	274.8
Research and development expense	50.4	45.3	47.8

Total costs and expenses	2,663.6	2,201.5	1,976.8

Gain on conversion of investment in MODEC International LLC (Note 3)	60.4	—	—
Minority interests	1.4	(1.1)	(2.2)

Income before interest income, interest expense and income taxes	165.9	104.5	92.5

Interest income	1.4	1.2	1.6
Interest expense	(8.3)	(10.1)	(14.1)

Income before income taxes and the cumulative effect of a change in accounting principle	159.0	95.6	80.0
Provision for income taxes (Note 10)	42.3	26.7	22.2

Income before the cumulative effect of a change in accounting principle	116.7	68.9	57.8

Cumulative effect of a change in accounting principle, net of income taxes (Note 1)	—	—	(193.8)

Net income (loss)	$116.7	$68.9	$(136.0)

(Continued)

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)

	Year Ended December 31,
(In millions, except per share data)	2004	2003	2002
Basic earnings (loss) per share (Note 2):

Income before the cumulative effect of a change in accounting principle	$1.73	$1.04	$0.89
Cumulative effect of a change in accounting principle	—	—	(2.97)

Basic earnings (loss) per share	$1.73	$1.04	$(2.08)

Diluted earnings (loss) per share (Note 2):

Income before the cumulative effect of a change in accounting principle	$1.68	$1.03	$0.87
Cumulative effect of a change in accounting principle	—	—	(2.90)

Diluted earnings (loss) per share	$1.68	$1.03	$(2.03)

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except per share data)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$124.1	$29.0
Trade receivables, net of allowances of $10.9 in 2004 and $10.3 in 2003	671.7	544.1
Inventories (Note 5)	316.3	286.8
Prepaid expenses	15.0	12.8
Other current assets	90.0	76.3

Total current assets	1,217.1	949.0
Investments (Note 6)	76.6	31.8
Property, plant and equipment, net (Note 7)	332.8	327.9
Goodwill (Note 8)	116.8	118.2
Intangible assets, net (Note 8)	72.0	71.2
Other assets	31.6	20.8
Deferred income taxes (Note 10)	47.0	78.2

Total assets	$1,893.9	$1,597.1

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 9)	$2.7	$20.4
Accounts payable, trade and other	368.8	272.4
Advance payments	297.5	255.6
Accrued payroll	60.8	55.1
Income taxes payable	57.0	23.4
Other current liabilities	176.6	159.5
Current portion of accrued pension and other postretirement benefits (Note 12)	28.7	24.5
Deferred income taxes (Note 10)	3.3	38.9

Total current liabilities	995.4	849.8
Long-term debt, less current portion (Note 9)	160.4	201.1
Accrued pension and other postretirement benefits, less current portion (Note 12)	20.6	34.2
Reserve for discontinued operations (Note 11)	6.9	12.9
Other liabilities	42.5	49.2
Minority interests in consolidated companies	5.9	6.6
Commitments and contingent liabilities (Note 19)
Stockholders’ equity (Note 14):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2004 or 2003	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 68.8 and 66.4 shares issued in 2004 and 2003, respectively; 68.7 and 66.2 shares outstanding in 2004 and 2003, respectively	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.1 and 0.2 shares in 2004 and 2003, respectively	(2.4)	(3.0)
Capital in excess of par value of common stock	637.8	580.5
Retained earnings (accumulated deficit)	87.1	(29.6)
Accumulated other comprehensive loss	(61.0)	(105.3)

Total stockholders’ equity	662.2	443.3

Total liabilities and stockholders’ equity	$1,893.9	$1,597.1

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2004	2003	2002
Cash provided (required) by operating activities of continuing operations:
Income before the cumulative effect of a change in accounting principle	$116.7	$68.9	$57.8
Adjustments to reconcile income before the cumulative effect of a change in accounting principle to cash provided by operating activities of continuing operations:
Depreciation	53.5	48.2	40.1
Amortization	10.0	9.5	8.5
Gain on conversion of investment in MODEC International LLC	(60.4)	—	—
Asset impairment charge	6.5	—	—
Employee benefit plan costs	38.4	33.8	24.2
Deferred income taxes	(8.9)	3.5	15.0
Other	5.0	3.2	5.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(105.3)	(89.8)	(34.2)
Inventories	(17.7)	13.5	27.0
Other current assets and other assets	(37.7)	(15.7)	(15.9)
Accounts payable, trade and other	85.3	49.6	52.0
Advance payments	28.7	69.4	33.8
Accrued payroll, other current liabilities and other liabilities	21.4	(22.1)	(36.6)
Income taxes payable	33.3	2.8	(20.5)
Accrued pension and other postretirement benefits, net	(35.9)	(24.4)	(37.9)

Cash provided by operating activities of continuing operations	$132.9	$150.4	$119.0

(Continued)

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
(In millions)	2004	2003	2002
Cash provided by operating activities of continuing operations	$132.9	$150.4	$119.0

Cash required by discontinued operations	(5.9)	(5.2)	(5.3)

Cash provided (required) by investing activities:
Acquisitions (net of cash acquired) and joint ventures	(2.9)	(46.4)	—
Capital expenditures	(50.2)	(65.2)	(68.1)
Retirement of sale-leaseback obligations	—	(35.9)	(21.6)
Proceeds from conversion of investment in MODEC International LLC	27.9	—	—
Proceeds from disposal of property, plant and equipment	7.9	13.0	25.8
Net decrease (increase) in investments	0.7	1.7	(2.5)

Cash required by investing activities	(16.6)	(132.8)	(66.4)

Cash provided (required) by financing activities:
Net decrease in short-term debt	(17.8)	(39.1)	(19.5)
Net increase (decrease) in commercial paper	(0.2)	150.0	—
Proceeds from issuance of long-term debt	9.7	—	—
Repayment of long-term debt	(50.1)	(131.2)	(20.6)
Distributions to FMC Corporation	—	—	(4.4)
Proceeds from exercise of stock options	38.6	7.5	2.3
Net (increase) decrease in common stock held in employee benefit trust	0.6	(0.5)	(1.3)

Cash required by financing activities	(19.2)	(13.3)	(43.5)

Effect of exchange rate changes on cash and cash equivalents	3.9	(2.5)	0.6

Increase (decrease) in cash and cash equivalents	95.1	(3.4)	4.4
Cash and cash equivalents, beginning of year	29.0	32.4	28.0

Cash and cash equivalents, end of year	$124.1	$29.0	$32.4

Supplemental disclosures of cash flow information:
Cash paid for interest (net of interest capitalized)	$8.0	$9.5	$13.5
Cash paid for income taxes (net of refunds received)	$18.1	$21.5	$25.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common stock	Common stock held in employee benefit trust	Capital in excess of par value of common stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2001	$0.7	$(1.2)	$534.3	$37.5	$(146.6)	$424.7
Net loss	—	—	—	(136.0)	—	(136.0)	$(136.0)
Issuance of common stock	—	—	2.3	—	—	2.3	—
Net purchases of common stock for employee benefit trust, at cost (Note 14)	—	(1.3)	—	—	—	(1.3)	—
Adjustment for true-up with FMC Corporation	—	—	(4.4)	—	—	(4.4)	—
Stock-based compensation (Note 13)	—	—	16.0	—	—	16.0	—
Foreign currency translation adjustment (Note 15)	—	—	—	—	32.1	32.1	32.1
Minimum pension liability adjustment (net of an income tax benefit of $18.5) (Note 12)	—	—	—	—	(36.2)	(36.2)	(36.2)
Net deferral of hedging gains (net of income taxes of $3.3) (Note 16)	—	—	—	—	5.1	5.1	5.1
Other	—	—	11.8	—	—	11.8	—

							$(135.0)

Balance at December 31, 2002	$0.7	$(2.5)	$560.0	$(98.5)	$(145.6)	$314.1
Net income	—	—	—	68.9	—	68.9	$68.9
Issuance of common stock	—	—	7.5	—	—	7.5	—
Excess tax benefits on stock-based payment arrangements	—	—	1.8	—	—	1.8	—
Net purchases of common stock for employee benefit trust, at cost (Note 14)	—	(0.5)	—	—	—	(0.5)	—
Stock-based compensation (Note 13)	—	—	15.2	—	—	15.2	—
Foreign currency translation adjustment (Note 15)	—	—	—	—	26.1	26.1	26.1
Minimum pension liability adjustment (net of income taxes of $8.1) (Note 12)	—	—	—	—	12.5	12.5	12.5
Net deferral of hedging gains (net of income taxes of $1.1) (Note 16)	—	—	—	—	1.7	1.7	1.7
Other	—	—	(4.0)	—	—	(4.0)	—

							$109.2

Balance at December 31, 2003	$0.7	$(3.0)	$580.5	$(29.6)	$(105.3)	$443.3

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(In millions)	Common stock	Common stock held in employee benefit trust	Capital in excess of par value of common stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2003	$0.7	$(3.0)	$580.5	$(29.6)	$(105.3)	$443.3
Net income	—	—	—	116.7	—	116.7	$116.7
Issuance of common stock	—	—	38.6	—	—	38.6	—
Excess tax benefits on stock-based payment arrangements	—	—	6.3	—	—	6.3	—
Net sales of common stock for employee benefit trust, at cost (Note 14)	—	0.6	—	—	—	0.6	—
Stock-based compensation (Note 13)	—	—	12.1	—	—	12.1	—
Foreign currency translation adjustment (Note 15)	—	—	—	—	37.8	37.8	37.8
Minimum pension liability adjustment (net of an income tax benefit of $1.1) (Note 12)	—	—	—	—	(1.7)	(1.7)	(1.7)
Net deferral of hedging gains (net of income taxes of $1.1) (Note 16)	—	—	—	—	2.1	2.1	2.1
Unrealized gain on investment (net of income taxes of $4.0) (Note 6)	—	—	—	—	6.1	6.1	6.1
Other	—	—	0.3	—	—	0.3	—

							$161.0

Balance at December 31, 2004	$0.7	$(2.4)	$637.8	$87.1	$(61.0)	$662.2

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation—FMC Technologies, Inc. and consolidated subsidiaries (“FMC Technologies” or the “Company”) designs, manufactures and services sophisticated machinery and systems for its customers through its four business segments: Energy Systems (comprising Energy Production Systems and Energy Processing Systems), FoodTech and Airport Systems. The Company’s consolidated financial statements have been prepared in United States dollars and in accordance with United States generally accepted accounting principles (“GAAP”).

Use of estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company bases its estimates on historical experience and on other assumptions that it believes to be relevant under the circumstances. In particular, judgment is used in areas such as revenue recognition using the percentage of completion method of accounting, making estimates associated with the valuation of inventory and income tax assets, and accounting for retirement benefits and contingencies.

Principles of consolidation—The consolidated financial statements include the accounts of FMC Technologies and its majority-owned subsidiaries and affiliates. Intercompany accounts and transactions are eliminated in consolidation.

Reclassifications—Certain prior-year amounts have been reclassified to conform to the current year’s presentation.

Revenue recognition—Revenue from equipment sales is recognized either upon transfer of title to the customer (which is upon shipment or when customer-specific acceptance requirements are met) or under the percentage of completion method.

The percentage of completion method of accounting is used for construction-type manufacturing and assembly projects that involve significant design and engineering effort in order to satisfy detailed customer-supplied specifications. Under the percentage of completion method, revenue is recognized as work progresses on each contract. The Company primarily applies the ratio of costs incurred to date to total estimated contract costs to measure this ratio; however, there are certain types of contracts where it consistently applies the ratio of units delivered to date—or units of work performed—as a percentage of total units, because it has been determined that these methods provide a more accurate measure of progress toward completion. If it is not possible to form a reliable estimate of progress toward completion, no revenues or costs are recognized until the project is complete or substantially complete. Any expected losses on construction-type contracts in progress are charged to operations in the period the losses become probable.

Modifications to construction-type contracts, referred to as “change orders,” effectively change the provisions of the original contract, and may, for example, alter the specifications or design, method or manner of performance, equipment, materials, sites, and/or period for completion of the work. If a change order represents a firm price commitment from a customer, the Company accounts for the revised estimate as if it had been included in the original estimate, effectively recognizing the pro rata impact of the new estimate on its calculation of progress toward completion in the period in which the firm commitment is received. If a change order is unpriced: (1) the Company includes the costs of contract performance in its calculation of progress toward completion in the period in which the costs are incurred or become probable; and (2) the Company includes the revenue related to the change order in its calculation of progress toward completion in the period in which it can be reliably estimated and realization is assured beyond a reasonable doubt. The assessment of realization may be based upon the Company’s previous experience with the customer or based upon the Company receiving a firm price commitment from the customer.

Service revenue is recognized as the service is provided.

Cash equivalents—The Company considers investments in all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.

Trade receivables—The Company provides an allowance for doubtful accounts on trade receivables equal to the estimated uncollectible amounts. This estimate is based on historical collection experience and a specific review of each customer’s trade receivable balance.

Amounts included in trade receivables representing revenue in excess of billings on contracts accounted for under the percentage of completion method amounted to $206.5 million and $146.7 million at December 31, 2004 and 2003, respectively.

Inventories—Inventories are stated at the lower of cost or net realizable value. Inventory costs include those costs directly attributable to products, including all manufacturing overhead but excluding costs to distribute. Cost is determined on the last-in, first-out (“LIFO”) basis for all domestic inventories, except certain inventories relating to construction-type contracts, which are stated at the actual production cost incurred to date, reduced by the portion of these costs identified with revenue recognized. The first-in, first-out (“FIFO”) method is used to determine the cost for all other inventories.

Impairment of long-lived and intangible assets—Long-lived assets, including property, plant and equipment, identifiable intangible assets being amortized, capitalized software costs, and assets held for sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Long-lived assets held for sale are reported at the lower of carrying value or fair value less cost to sell.

Investments—FMC Technologies uses the equity method to account for investments in the common stock of affiliated companies in which the Company has significant influence over operating and financial policies. Significant influence is generally when the Company has between 20% and 50% ownership interest. All other investments are carried at fair value or at cost, as appropriate.

The Company has investments in equity securities that represent less than a 20% ownership interest, such as the common stock in MODEC, Inc. (Note 6), which are primarily designated as available-for-sale. These investments are classified as investments in the consolidated balance sheets and are carried at fair value with unrealized gains and losses reported, net of tax, in accumulated other comprehensive income (loss). Each investment is reviewed regularly to evaluate whether it has experienced an other than temporary decline in fair value. If the Company believes that an other than temporary decline exists, the investment is written down to the fair market value with a charge to earnings.

Property, plant and equipment—Property, plant and equipment is recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements—20 years; buildings—20 to 50 years; and machinery and equipment—3 to 15 years). Gains and losses are reflected in income upon the sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment are capitalized and depreciated over the estimated remaining life of the asset.

Capitalized software costs—Other assets include the capitalized cost of internal use software (including Internet web sites). The assets are stated at cost less accumulated amortization and totaled $15.3 million and $10.2 million at December 31, 2004 and 2003, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years.

Goodwill and other intangible assets—Goodwill and acquired intangible assets deemed to have indefinite lives are not subject to amortization but are required to be tested for impairment on an annual basis (or more frequently if impairment indicators arise). The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” as of January 1, 2002, and upon adoption, discontinued the amortization of goodwill and recorded a goodwill impairment loss amounting to $215.0 million before taxes ($193.8 million after tax). This loss was not the result of a change in the outlook of the businesses but was due to a change in the method of measuring goodwill impairment as required by SFAS No. 142. The Company has established October 31 as the date of its annual test for impairment of goodwill.

The Company’s acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from 7 to 40 years. None of the Company’s acquired intangible assets have been deemed to have indefinite lives.

Advance payments—Amounts advanced by customers as deposits on orders not yet billed and progress payments on construction-type contracts are classified as advance payments.

Reserve for discontinued operations—Reserves related to personal injury and product liability claims associated with the Company’s discontinued operations are recorded based on an actuarially-determined estimate of liabilities. The Company evaluates the estimate of these liabilities on a regular basis, and makes adjustments to the recorded liability balance to reflect current information regarding the estimated amount of future payments to be made on both reported claims and incurred but unreported claims. On an annual basis, the Company engages an actuary to prepare an estimate of the liability for these claims. The actuarial estimate of the liability is based upon historical claim and settlement experience by year, recent trends in the number of claims and the cost of settlements, and available stop-loss insurance coverage. Factors such as the estimated number of pieces of equipment in use and the expected loss rate per unit are also taken into consideration. In addition to estimated claims for product liabilities, the reserve also includes costs for claims administration and insurance coverage. Adjustments to the reserve for discontinued operations are included in results of discontinued operations on the consolidated statements of income.

Income taxes—Current income taxes are provided on income reported for financial statement purposes, adjusted for transactions that do not enter into the computation of income taxes payable in the same year. Deferred tax assets and liabilities are measured using enacted tax rates for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

A valuation allowance is established whenever management believes that it is more likely than not that deferred tax assets may not be realizable.

Income taxes are not provided on the Company’s equity in undistributed earnings of foreign subsidiaries or affiliates when it is management’s intention that such earnings will remain invested in those companies. Taxes are provided on such earnings in the year in which the decision is made to repatriate the earnings.

Stock-based employee compensation—Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period.

All periods since January 1, 2000, have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted after January 1, 1995.

The following tables detail the effect of the restatement on capital in excess of par value of common stock, retained earnings (accumulated deficit), deferred income tax assets, net income (loss) and earnings (loss) per share:

Consolidated Balance Sheets

	As of December 31,
	2003		2002		2001
(In millions)	Previously reported	As restated	Previously reported	As restated	Previously reported	As restated
Capital in excess of par value of common stock	$548.7	$580.5	$538.6	$560.0	$523.0	$534.3

Retained earnings (accumulated deficit)	$(11.8)	$(29.6)	$(87.4)	$(98.5)	$42.3	$37.5

Deferred income tax assets	$64.2	$78.2	$74.6	$84.9	$15.4	$21.9

Consolidated Statements of Income

	Year Ended		Year Ended
	December 31, 2003		December 31, 2002
(In millions, except per share data)	Previously reported	As restated	Previously reported	As restated
Net income (loss)	$75.6	$68.9	$(129.7)	$(136.0)

Basic earnings (loss) per share	$1.14	$1.04	$(1.99)	$(2.08)

Diluted earnings (loss) per share	$1.13	$1.03	$(1.94)	$(2.03)

In addition, a transition adjustment of $3.5 million was recorded to increase capital in excess of par value of common stock and deferred tax assets as of January 1, 2000.

Common stock held in employee benefit trust—Shares of the Company’s common stock are purchased by the plan administrator of the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan and placed in a trust owned by the Company. Purchased shares are recorded at cost and classified as a reduction of stockholders’ equity in the consolidated balance sheets.

Earnings per common share (“EPS”)—Basic EPS is computed using the weighted-average number of common shares outstanding. Diluted EPS gives effect to the potential dilution of earnings which could have occurred if additional shares were issued for stock option exercises and restricted stock under the treasury stock method. The treasury stock method assumes that proceeds that would be obtained upon exercise of common stock options and issuance of restricted stock are used to buy back outstanding common stock at the average market price during the period.

Foreign currency translation—Assets and liabilities of foreign operations in non-highly inflationary countries are translated at exchange rates in effect at the balance sheet date, while income statement accounts are translated at the average exchange rates for the period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity until the foreign entity is sold or liquidated. For operations in highly inflationary countries and where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income. Foreign currency effects on cash and cash equivalents and debt in hyperinflationary economies are included in interest income or expense.

Derivative financial instruments and foreign currency transactions—Derivatives are recognized in the consolidated balance sheets at fair value. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedging transaction. Cash flows from derivative contracts are reported in the consolidated statements of cash flows in the same categories as the cash flows from the underlying transactions.

The Company recognizes all derivatives as assets or liabilities in the consolidated balance sheets at fair value, with classification as current or non-current based upon the maturity of the derivative instrument. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings on the same line as the hedged item. The ineffective portion of the change in the fair value of a derivative used as a cash flow hedge is recorded in earnings as incurred. The Company also uses forward contracts to hedge foreign currency assets and liabilities. These contracts are not designated as hedges; therefore, the changes in fair value of these contracts are recognized in earnings as they occur and offset gains or losses on the related asset or liability.

Recently issued accounting pronouncements—In November 2002, Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34,” was issued. This Interpretation enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company incorporated the applicable disclosures for its significant guarantees outstanding beginning with the year ended December 31, 2002. The recognition provisions of this Interpretation were implemented in 2003 and did not have a material impact on the Company’s financial position or results of operation.

In November 2002, the FASB’s Emerging Issues Task Force (“EITF”) reached consensus regarding when a revenue arrangement with multiple deliverables should be divided into separate units of accounting, and, if so, how consideration should be allocated. The new guidance, EITF Abstract No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. While the conclusions in this consensus do not have an impact on the total amount of revenue recorded under an arrangement, they may have some impact on the timing of revenue recognition. Implementation of the provisions of this consensus did not have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (revised December 2003 as FIN 46R). FIN 46R further explains how to identify variable interest entities and how to determine when a business enterprise should include the assets, liabilities, noncontrolling interest and results of a variable interest entity in its consolidated financial statements. The Company adopted FIN 46R as of December 31, 2003 for interests in variable interest entities that are considered to be special purpose entities. As of March 31, 2004, the Company adopted the provisions of FIN 46R for all other types of variable interest entities. The Company has determined that FIN 46R did not have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2003, the EITF reached a consensus on EITF Issue No. 03-1, “The Meaning of Other Than Temporary Impairment and its Application to Certain Investments.” EITF 03-1 provides guidance on determining other than temporary impairments and its application to marketable equity securities and debt securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF Issue 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in the EITF 03-1 pending finalization of the draft FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF 03-1.” The disclosure requirements of EITF 03-1 remain in effect. The Company adopted the disclosure requirements of EITF 03-1 as of December 31, 2004. The adoption of the recognition and measurement provisions of EITF 03-1 are not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2003, SFAS No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, was issued. SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The statement is effective for fiscal years ending after December 15, 2003. The Company’s disclosures in Note 12 incorporate the requirements of SFAS No. 132 (revised).

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. Under FSP 106-1, issued in January 2004, we elected to defer recognizing the effect of the Act until the pending authoritative guidance on the accounting for the federal subsidy was issued.

In May 2004, the FASB issued FSP 106-2, which provides guidance on accounting for the effects of the Act and also requires certain disclosures. Under FSP 106-2, plan sponsors are required to determine whether their retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. Sponsors are also allowed the option of deferring recognition if it has not been concluded whether benefits under their plan are actuarially equivalent to Medicare Part D. Regulations providing clarification about how to determine whether a sponsor’s plan qualifies for actuarial equivalency are pending until the U.S. Department of Health and Human Services completes its interpretative work on the Act. Without clarifying regulations related to the Act, the Company has been unable to determine the extent to which the benefits provided by its plan are actuarially equivalent to those under Medicare Part D; therefore, reported net periodic benefit cost does not reflect any amount associated with the federal subsidy. When clarification is obtained, the Company will evaluate whether the benefits provided under its plan are actuarially equivalent. As part of this evaluation, the Company may consider amending its retiree health program to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government.

If benefits provided by the plan are found to be actuarially equivalent to Medicare Part D, and the effects of the subsidy on the plan are significant, the Company will perform a measurement of plan assets and obligations as of the date that actuarial equivalency is determined consistent with the requirements of FSP 106-2. Any effect on the accumulated benefit obligation due to the subsidy shall be reflected as an actuarial gain. In addition, the net periodic benefit cost for subsequent periods would reflect the effects of those measurements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not assessed the impact that SFAS No. 151 will have on results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R rescinds the intrinsic value option for accounting for stock-based compensation under APB No. 25 and requires an entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant date fair value of the award. In addition, SFAS No. 123R modifies the treatment of subsequent changes in fair value of the award and forfeitures in determining compensation cost. SFAS No. 123R is effective for the first interim or annual period that begins after June 15, 2005. As the Company currently accounts for its stock-based compensation under the fair value provisions of SFAS No. 123, the Company will utilize the modified prospective application method upon adoption. The Company has not assessed the impact that SFAS No. 123R will have on results of operations, financial position or cash flows.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides implementation guidance related to the repatriation provision of the American Jobs Creation Act of 2004. The Company has not completed its assessment of whether, and to what extent, earnings of foreign subsidiaries might be repatriated. The Company has complied with the disclosure requirements of FSP FAS 109-2 regarding its evaluation of the repatriation provision for purposes of applying SFAS No. 109, “Accounting for Income Taxes.”

NOTE 2. EARNINGS PER SHARE (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Year Ended December 31,
(In millions, except per share data)	2004	2003	2002
Basic earnings per share:
Income before the cumulative effect of a change in accounting principle	$116.7	$68.9	$57.8

Weighted average number of shares outstanding	67.6	66.1	65.3

Basic EPS before the cumulative effect of a change in accounting principle	$1.73	$1.04	$0.89

Diluted earnings per share:
Income before the cumulative effect of a change in accounting principle	$116.7	$68.9	$57.8

Weighted average number of shares outstanding	67.6	66.1	65.3
Effect of dilutive securities:
Options on common stock	1.2	0.5	0.6
Restricted stock	0.5	0.3	0.9

Total shares and dilutive securities	69.3	66.9	66.8

Diluted EPS before the cumulative effect of a change in accounting principle	$1.68	$1.03	$0.87

Options to purchase 2.4 million shares of the Company’s common stock outstanding at December 31, 2002, were excluded from the diluted EPS calculation because the options’ exercise prices exceeded the average market price of the common shares for the period and, therefore, the effect would be antidilutive.

NOTE 3. BUSINESS COMBINATIONS, DIVESTITURES AND ASSETS HELD FOR SALE

Business combinations

CDS Engineering—On August 20, 2003, the Company acquired a 55% ownership interest in CDS Engineering and associated assets (“CDS”) for $50.0 million, and committed to purchase the remaining 45% ownership interest in CDS in 2009 at a purchase price of slightly less than 6.5 times the average of 45% of CDS’ 2007 and 2008 earnings before interest expense, income taxes, depreciation and amortization. Headquartered in the Netherlands, CDS is an industry leader in gas and liquids separation technology and equipment for surface applications, both onshore and offshore. The Company believes that significant growth potential will be realized from incorporating CDS’ processing technology and experience with the Company’s broad customer base. In addition, combining the acquired technology of CDS with the Company’s existing expertise in subsea systems could lead to the development of subsea separation systems. CDS is included in the Energy Production Systems business segment.

Net cash paid for the purchase of CDS was $44.2 million, which included acquisition-related costs of $0.7 million. The total acquisition cost of $50.0 million reflected net cash paid plus long-term debt assumed of $6.9 million, less an adjustment of $1.1 million, reflecting the minority interest in cash and long-term debt. The cash payment was funded through borrowings under the Company’s existing credit facilities. The Company accounted for the acquisition as a purchase and included the results of operations of the acquired business in its consolidated financial statements from the date of the acquisition.

The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of the acquisition of CDS:

(In millions)	Fair value
Current assets, net of cash	$8.8
Property, plant and equipment	2.1
Goodwill	21.9
Intangible assets	33.0

Total assets acquired	65.8

Current liabilities	9.6
Deferred income taxes	5.1
Long-term debt	6.9

Total liabilities	21.6

Net assets acquired	$44.2

The acquired intangible assets consisted of the following:

(In millions)	Useful life (in years)	Fair value
Customer lists	25.0	$13.6
Patents and acquired technology	20.0	16.6
Trademarks	25.0	1.3
Other	7.5	1.5

Acquired intangible assets		$33.0

All of the acquired intangible assets other than goodwill are subject to amortization, with a weighted-average useful life of approximately 22 years. The goodwill is not deductible for income tax purposes.

RampSnake®—On November 26, 2003, the Company acquired 100% ownership of RampSnake A/S (“RampSnake”) from SAS, parent company of Scandinavian Airlines, for $5.2 million. Incorporated under the laws of Denmark, RampSnake developed a baggage loading and unloading product for narrow-body aircraft. The acquisition of RampSnake is expected to complement the Company’s existing aircraft loader product line, which has primarily served the wide-body aircraft market. RampSnake is included in the Airport Systems business segment.

The purchase price for RampSnake of $5.2 million included acquisition-related costs of $0.2 million. Under the terms of the purchase agreement, the Company paid $2.0 million to the seller on November 26, 2003, the closing date of the transaction, and made a second payment of $2.0 million in November 2004. The cash payments were funded through borrowings under the Company’s existing credit facilities. The remaining purchase price of $1.0 million is payable to the seller in November 2005, and is included in other current liabilities on the Company’s December 31, 2004, consolidated balance sheet. The Company included the results of operations of the acquired business in its consolidated financial statements from the effective date of the acquisition.

The fair value of current assets recorded at the acquisition date was $0.8 million. Goodwill relating to this transaction totaled $4.4 million, of which $2.2 million is deductible for income tax purposes.

Had the acquisitions of CDS and RampSnake occurred at the beginning of the earliest period presented, the Company’s earnings per share would not have been significantly different from the amounts reported. Accordingly, pro forma financial information has not been provided.

Divestitures

MODEC International LLC—The Company owned a 37.5% interest in MODEC International LLC, a joint venture investment with a subsidiary of MODEC, Inc. The joint venture agreement gave the Company the right, beginning in May 2004, to elect to sell its interest in MODEC International LLC for proceeds to be determined based on the relative contribution of the operating results of the joint venture to the income of MODEC, Inc. for the preceding two fiscal years. At MODEC, Inc.’s option, the proceeds could consist of cash or shares of common stock of MODEC, Inc., or a combination thereof.

In July 2004, the Company communicated its decision to convert its joint venture investment and, in November 2004, it received proceeds from MODEC, Inc., valued at $77.0 million in exchange for its interest in MODEC International LLC. The proceeds consisted of 3.0 billion yen, or $27.9 million, and 2.6 million common shares of MODEC, Inc., valued at $49.1 million. MODEC, Inc., common stock is listed on the Tokyo Stock Exchange and traded in Japanese yen. The gain recorded by the Company in connection with the conversion amounted to $60.4 million ($36.1 million after tax). As of December 31, 2004, the Company owns 7.6% of the outstanding common shares of MODEC, Inc.

The Company accounted for its investment in MODEC International LLC, which was part of the Energy Production Systems business segment, using the equity method of accounting. At December 31, 2003, the Company’s book value in the joint venture of $17.2 million was classified in investments on the Company’s consolidated balance sheet.

Agricultural harvester machinery—During the fourth quarter of 2003, the Company divested its domestic agricultural harvester machinery product line, which was included in the FoodTech business segment. Management had determined that the product line no longer fit within FoodTech’s business strategy. In conjunction with the divestiture, the Company sold all of the assets, except for the real estate. The Company recorded an impairment charge of $1.0 million related to the remaining real estate and a restructuring charge of $1.6 million, consisting of $1.1 million for reduction in workforce and $0.5 million for contract termination and other costs. The Company completed the spending associated with this restructuring program during the first quarter of 2004.

The total pre-tax impact of the divestiture of the domestic agricultural harvester machinery product line on 2003 income was a loss of $1.2 million, which reflected the impairment and restructuring charges totaling $2.6 million offset by a gain of $1.4 million on the sale of assets. The pre-tax impact was included in cost of sales and services on the Company’s consolidated statements of income.

Had the conversion of MODEC International LLC and the divestiture of the agricultural harvester machinery product line occurred at the beginning of the earliest period presented, the Company’s earnings per share would not have been significantly different from the amounts reported (excluding the gain on conversion). Accordingly, pro forma financial information has not been provided.

Assets held for sale

Measurement research and development—At December 31, 2003, other current assets included assets held for sale of $2.5 million associated with research and development for one type of measurement technology, which management committed to sell in the fourth quarter of 2002. Circumstances outside of the Company’s control extended the period of time that management had originally estimated would be required to complete a sale. During the first quarter of 2004, a sale was no longer deemed probable within a one-year period, and assets included in the group held for sale were redeployed for use within the Company. As a result, the asset group was reclassified from held for sale to held for use and the Company recorded cumulative depreciation expense amounting to $0.5 million. Measurement research and development is included in the Energy Processing Systems business segment.

Agricultural harvester machinery—At December 31, 2004 and 2003, other current assets included assets held for sale of $0.6 million, representing real estate previously used in the Company’s domestic agricultural harvester machinery product line. In conjunction with the 2003 divestiture of the product line, the Company sold the related assets except for the real estate, which continues to be actively marketed.

NOTE 4. ALLOWANCE FOR CONTRACT LOSS

The Company has a contract to supply a petroleum loading system to Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”). During the third and fourth quarters of 2004, the Company recorded provisions for anticipated losses on the Sonatrach contract amounting to $4.4 million and $17.0 million, respectively, which were classified in cost of sales and services on the Company’s consolidated statements of income. The Company increased its estimate of total costs to complete the Sonatrach project due primarily to delays caused by severe weather conditions at the Algerian project site.

At December 31, 2004, current liabilities on the Company’s consolidated balance sheets included $5.8 million representing an allowance for these anticipated losses in connection with the Sonatrach contract. The Company uses the percentage of completion method of accounting to recognize revenue from this project, which is included in the Energy Production Systems business segment.

NOTE 5. INVENTORIES

Inventories consisted of the following:

	December 31,
(In millions)	2004	2003
Raw materials	$87.3	$79.3
Work in process	96.5	111.9
Finished goods	268.0	225.5

Gross inventories before LIFO reserves and valuation adjustments	451.8	416.7
LIFO reserves and valuation adjustments	(135.5)	(129.9)

Net inventories	$316.3	$286.8

Inventories accounted for under the LIFO method totaled $88.6 million and $84.9 million at December 31, 2004 and 2003, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $90.2 million and $86.7 million at December 31, 2004 and 2003, respectively. During 2004 and 2002, the Company reduced certain LIFO inventories which were carried at costs lower than the current replacement costs. The result was a decrease in cost of sales and services by approximately $0.1 million and $0.3 million in 2004 and 2002, respectively. There were no reductions of LIFO inventory in 2003.

NOTE 6. INVESTMENTS

In November 2004, in connection with the MODEC International LLC conversion (Note 3), the Company received 2.6 million shares of MODEC, Inc., common stock, which is listed on the Tokyo Stock Exchange and traded in Japanese yen. The Company has designated this investment as available-for-sale.

Equity securities available-for-sale

(In millions)	Cost	Gross unrealized gains	Gross unrealized losses	Gross fair value
As of:
December 31, 2004	$49.1	$10.1	$—	$59.2

Net unrealized gains on long-term investments (net of deferred taxes) included in accumulated other comprehensive loss amounted to $6.1 million as of December 31, 2004. For the year ended December 31, 2004, the Company did not sell any equity securities, and thus there were no realized gains or losses included in net income.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(In millions)	2004	2003
Land and land improvements	$19.2	$18.5
Buildings	161.9	148.4
Machinery and equipment	574.2	533.4
Construction in process	18.6	19.1

	773.9	719.4
Accumulated depreciation	(441.1)	(391.5)

Property, plant and equipment, net	$332.8	$327.9

Depreciation expense was $53.5 million, $48.2 million, and $40.1 million in 2004, 2003 and 2002, respectively.

In March 2003, the Company elected to pay $35.9 million to repurchase equipment and terminate certain sale-leaseback obligations. The effect on the Company’s consolidated balance sheet was an increase in property, plant and equipment of $15.0 million and a reversal of the $20.9 million in non-amortizing credits recognized in connection with the original transaction, which were included in other liabilities. Termination of these sale-leaseback obligations did not have a material impact on the Company’s results of operations.

During 2003, one of the Company’s foreign subsidiaries implemented a functional currency change which resulted in a $12.4 million reduction in property, plant and equipment, net, and the foreign currency translation adjustment in accumulated other comprehensive income (loss).

NOTE 8. GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired individually or as part of a group of other assets not constituting a business. SFAS No. 142 also addresses the subsequent accounting for and continuing valuation of goodwill and other intangible assets.

Goodwill—During 2002, the carrying amount of goodwill was reduced to reflect the impairment loss recognized upon adoption of the new accounting standard. The reported pre-tax impairment loss of $215.0 million ($193.8 million after tax) related to FoodTech ($117.4 million before taxes; $98.3 million after tax) and Energy Processing Systems ($97.6 million before taxes; $95.5 million after tax). The after-tax impairment loss was reflected as the cumulative effect of a change in accounting principle.

The impairment loss was calculated at the reporting unit level, and represents the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill was determined by a two-step process. The first compared the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit was less than its carrying amount, a second step was performed. In this step, the fair value of the reporting unit was allocated to its assets and liabilities to determine the implied fair value of goodwill, which was used to measure the impairment loss. All of the Company’s reporting units were tested for impairment during the first quarter of 2002 in conjunction with the implementation of SFAS No. 142.

The Company performs annual testing for impairment as required under SFAS No. 142. In connection with the evaluation prepared in the fourth quarter of 2004, the Company recorded a non-cash goodwill impairment charge of $6.5 million ($6.1 million after tax) that eliminated all remaining goodwill associated with the blending and transfer product line in the Energy Processing Systems business segment. The evaluation, which was prepared using the methodology described above, indicated that the net book value of the blending and transfer unit exceeded its estimated fair value. Blending and transfer experienced a lack of inbound orders for a sustained period of time, in part due to the volatility of oil and gas prices, which reduced the willingness of oil companies to invest capital to upgrade existing blending facilities or to invest in new blending capacity.

Goodwill by business segment was as follows:

	December 31,
(In millions)	2004	2003
Energy Production Systems	$81.5	$76.9
Energy Processing Systems	10.7	17.3

Subtotal Energy Systems	92.2	94.2
FoodTech	15.6	15.1
Airport Systems	9.0	8.9

Total goodwill	$116.8	$118.2

The change in the carrying value of goodwill in 2004 was related to the impairment recognized for the blending and transfer product line (in Energy Processing Systems) and foreign currency translation adjustments.

Intangible assets—The components of intangible assets were as follows:

	December 31,
	2004		2003
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$31.1	$6.4	$31.2	$5.4
Patents and acquired technology	52.4	21.1	46.7	17.2
Trademarks	20.4	5.2	19.6	4.6
Other	1.9	1.1	1.5	0.6

Total intangible assets	$105.8	$33.8	$99.0	$27.8

All of the Company’s acquired identifiable intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. The Company recorded $4.8 million, $3.8 million and $2.5 million in amortization expense related to acquired intangible assets during the years ended December 31, 2004, 2003 and 2002, respectively. During the years 2005 through 2009, annual amortization expense is expected to be approximately $5.0 million.

NOTE 9. DEBT

During 2003, the Company renewed its 364-day $150.0 million revolving credit facility through April 2004. Additionally, the Company has a five-year $250.0 million revolving credit facility maturing in April 2006. Among other restrictions, the terms of these credit agreements include negative covenants related to liens and financial covenants related to consolidated tangible net worth, debt to earnings ratios and interest coverage ratios. Both of the revolving credit facilities carried an effective interest rate of 100 basis points above the one-month London Interbank Offered Rate (“LIBOR”), and together provided the Company with an aggregate of $400.0 million in committed credit.

In April 2004, the Company secured a five-year $250.0 million revolving credit facility maturing April 2009 to replace its 364-day $150.0 million revolving credit facility upon maturity. The terms and covenants of the new facility are substantially similar to the existing five-year revolving credit facility maturing in April 2006. The five-year revolving credit facility maturing April 2009 carries an effective interest rate of 87.5 basis points above the one-month LIBOR. The Company is in compliance with all restrictive covenants on both revolving credit facilities as of December 31, 2004. Both facilities are subject to various fees, which are based on the Company’s debt rating.

Available capacity under the revolving credit facilities maturing in 2006 and 2009 is reduced by outstanding letters of credit associated with these facilities, which totaled $8.2 million and $7.8 million, respectively, as of December 31, 2004. Unused capacity under both revolving credit facilities at December 31, 2004, totaled $334.2 million, consisting of $92.0 million under the revolving credit facility maturing in 2006 and $242.2 million under the revolving credit facility maturing in 2009.

Commercial paper—The Company initiated a commercial paper program in the first quarter of 2003 to provide an alternative vehicle for meeting short-term funding requirements. Under this program and subject to available capacity under the Company’s revolving credit facilities, the Company has the ability to access up to $400.0 million of short-term financing through its commercial paper dealers. Commercial paper borrowings are issued at market interest rates. The Company enters into interest rate swap agreements to fix the interest rate (Interest Rate Swaps section below).

Property financing—In September 2004, the Company entered into agreements for the sale and leaseback of an office building having a net book value of $8.5 million. Under the terms of the agreement, the building was sold for $9.7 million in net proceeds and leased back under a 10-year lease. The Company has subleased a portion of this property to a third party under a lease agreement that is being accounted for as an operating lease. The Company has accounted for the transaction as a financing transaction, and is amortizing the related obligation using an effective annual interest rate of 5.37%.

The Company’s future minimum lease payments under the terms of the sale-leaseback were $8.2 million as of December 31, 2004, and are payable as follows: $0.9 million in each year from 2005 through 2009, and $4.0 million thereafter.

Uncommitted credit—The Company had uncommitted credit, consisting of two domestic money-market credit facilities totaling $20.0 million at December 31, 2003. These facilities were terminated during 2004. In addition, the Company has uncommitted credit lines at many of its international subsidiaries for immaterial amounts. The Company utilizes these facilities to provide a more efficient daily source of liquidity. The effective interest rates depend upon the local national market. At December 31, 2003, $5.0 million was outstanding under the domestic uncommitted credit facilities, with an effective interest rate of 1.7%.

Prior to its cancellation in October 2004, the Company had an uncommitted credit agreement with MODEC International LLC, a 37.5%-owned joint venture, whereby MODEC International LLC loaned its excess cash to the Company. At December 31, 2003, short-term debt included $15.2 million of borrowings from MODEC International LLC. Under terms of the credit agreement, the interest rate was based on the monthly weighted-average interest rate the Company paid on its domestic credit facilities and commercial paper, which was 1.3% at December 31, 2003.

Short-term debt and current portion of long-term debt—Short-term debt and current portion of long-term debt consisted of the following:

	December 31,
(In millions)	2004	2003
Property financing	$0.3	$—
Domestic uncommitted credit facilities	—	5.0
Foreign uncommitted credit facilities	2.2	0.1
Borrowings from MODEC International LLC (joint venture)	—	15.2

Other	0.2	0.1

Total short-term debt and current portion of long-term debt	$2.7	$20.4

Long-term debt—Long-term debt consisted of the following:

	December 31,
(In millions)	2004	2003
Commercial paper (1)	$149.8	$150.0
Five-year revolving committed credit facility	—	50.0
Property financing	9.9	—
Other	1.2	1.2

Total long-term debt	160.9	201.2
Less: current portion	(0.5)	(0.1)

Long-term debt, less current portion	$160.4	$201.1

(1)	Committed credit available under the five-year revolving credit facilities provides the ability to refinance the Company’s commercial paper obligations on a long-term basis; therefore, at December 31, 2004 and 2003, the Company’s total commercial paper borrowings were classified as long-term on the consolidated balance sheet.

Maturities of total long-term debt as of December 31, 2004, are payable as follows: $0.5 million in 2005, $0.5 million in 2006, $0.5 million in 2007, $0.5 million in 2008, $150.2 million in 2009 and $8.7 million thereafter.

Interest rate swaps—The Company has interest rate swaps related to $150.0 million of its commercial paper borrowings. The effect of these interest rate swaps is to fix the effective annual interest rate of these borrowings at 2.9%. The swaps mature in June 2008, are accounted for as cash flow hedges, and are included at fair value in other assets on the Company’s consolidated balance sheets at December 31, 2004 and 2003. The Company also had an interest rate swap agreement that matured in June 2004, related to $50.0 million of its long-term borrowings, which effectively fixed the interest rate thereon at 5.92%. The interest rate swap was accounted for as a cash flow hedge, and its fair value was included in other current liabilities on the consolidated balance sheet at December 31, 2003.

NOTE 10. INCOME TAXES

Domestic and foreign components of income (loss) before income taxes and the cumulative effect of a change in accounting principle are shown below:

	Year Ended December 31,
(In millions)	2004	2003	2002
Domestic	$33.5	$(21.9)	$(18.7)
Foreign	125.5	117.5	98.7

Income before income taxes and the cumulative effect of a change in accounting principle	$159.0	$95.6	$80.0

The provision for income taxes attributable to income before the cumulative effect of a change in accounting principle consisted of:

	Year Ended December 31,
(In millions)	2004	2003	2002
Current:
Federal	$(6.4)	$—	$—
State	1.0	—	—
Foreign	56.6	23.2	7.2

Total current	51.2	23.2	7.2

Deferred:
Increase (decrease) in the valuation allowance for deferred tax assets	0.4	(1.5)	1.2
Other deferred tax (benefit) expense	(9.3)	5.0	13.8

Total deferred	(8.9)	3.5	15.0

Provision for income taxes	$42.3	$26.7	$22.2

Income tax expense in 2003 and 2002 was restated in connection with the 2004 change in accounting for stock-based compensation, resulting in a reduction of income tax expense of $4.3 million and $4.0 million in 2003 and 2002, respectively.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2004	2003
Deferred tax assets attributable to:
Reserves for insurance, warranties and other	$48.2	$37.7
Net operating loss carryforwards	36.1	39.2
Foreign tax credit carryforwards	20.7	18.1
Stock-based compensation	14.9	14.0
Inventories	11.4	12.1
Accrued pension and other postretirement benefits	10.2	28.5
Other	0.4	1.0

Deferred tax assets	141.9	150.6
Valuation allowance	(17.9)	(17.5)

Deferred tax assets, net of valuation allowance	124.0	133.1

Deferred tax liabilities attributable to:
Revenue in excess of billings on contracts accounted for under the percentage of completion method	36.6	48.0
Property, plant and equipment, goodwill and other assets	43.7	45.8

Deferred tax liabilities	80.3	93.8

Net deferred tax assets	$43.7	$39.3

At December 31, 2004 and 2003, the carrying amount of net deferred tax assets and the related valuation allowance included the impact of foreign currency translation adjustments.

Included in the Company’s deferred tax assets at December 31, 2004 are U.S. foreign tax credit carryforwards, which, if not utilized, will begin to expire after 2011 and tax benefits related to U.S. net operating loss carryforwards, which, if not utilized, will begin to expire after 2021. Realization of these deferred tax assets of $33.0 million is dependent on the generation of sufficient U.S. taxable income prior to the above dates. Based on long-term forecasts of operating results, management believes that it is more likely than not that domestic earnings over the forecast period will result in sufficient U.S. taxable income to fully realize such deferred tax assets. In its analysis, management has considered the effect of foreign deemed dividends and other expected adjustments to domestic earnings that are required in determining U.S. taxable income. Foreign earnings taxable to the Company as dividends, including deemed dividends for U.S. tax purposes, were $30.8 million, $30.3 million, and $24.9 million in 2004, 2003 and 2002, respectively. Also included in deferred tax assets are tax benefits related to net operating loss carryforwards attributable to foreign entities. Management believes it is more likely than not that the Company will not be able to utilize certain of these operating loss carryforwards before expiration; therefore, the Company has established a valuation allowance with regard to the related deferred tax assets.

By country, current and non-current deferred income taxes included in the Company’s consolidated balance sheet at December 31, 2004, were as follows:

	December 31, 2004
(In millions)	Current asset (liability)	Non-current asset (liability)	Total
United States	$33.1	$62.0	$95.1
Norway	(35.8)	6.0	(29.8)
Brazil	(2.2)	(17.2)	(19.4)
Netherlands	0.9	(3.6)	(2.7)
Other foreign	0.7	(0.2)	0.5

Net deferred tax assets (liabilities)	$(3.3)	$47.0	$43.7

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
	2004	2003	2002
Statutory U.S. federal income tax rate	35%	35%	35%
Net difference resulting from:
Foreign earnings subject to different tax rates	(10)	(10)	(12)
Tax on foreign intercompany dividends and deemed dividends for tax purposes	3	5	6
Settlement of tax dispute	(4)	—	—
Nondeductible expenses	1	2	2
Qualifying foreign trade income	(1)	(1)	(2)
State taxes	1	(1)	—
Write off of nondeductible goodwill	1	—	—
Change in valuation allowance and other	1	(2)	(1)

Total difference	(8)	(7)	(7)

Effective income tax rate	27%	28%	28%

The effective tax rate before the retroactive restatement for the 2004 change in accounting for stock-based compensation (Note 1) was 29% for both 2003 and 2002.

The effective tax rate was 27% in 2004. Included in the 2004 provision for income taxes were tax benefits resulting from a favorable judgment in a tax dispute with FMC Corporation, the Company’s former parent, and the resolution of foreign tax audits in the fourth quarter of 2004.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. The cumulative balance of these undistributed earnings was $466.3 million at December 31, 2004. It is not practicable to determine the amount of applicable taxes that would be incurred if any of such earnings were repatriated.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate earnings of foreign subsidiaries by providing an 85% dividends received deduction for qualifying dividends. The deduction is subject to a number of limitations and, as of this time, the correct interpretation of numerous provisions of the Act remains unclear. It is expected, but not certain, that Congress will enact supplemental technical corrections legislation that will amend and/or clarify several technical aspects of the rules sometime in 2005. As such, the Company is not currently in a position to determine whether, and to what extent, it might repatriate earnings of foreign subsidiaries under the provisions of the Act. However, based on the Company’s analysis to date, a reasonable range of possible amounts that the Company might repatriate is between $0 and $400 million, with a potential range of income tax liability of between $0 and $40 million.

FMC Corporation and FMC Technologies entered into a Tax Sharing Agreement in connection with FMC Corporation’s contribution to FMC Technologies in June 2001 of substantially all of the assets and liabilities of, and its interests in, the businesses that comprise FMC Technologies (the “Separation”). For tax years prior to 2002, the operations of the Company and its subsidiaries were included in the federal consolidated and certain state and foreign tax returns of FMC Corporation. Pursuant to the terms of the Tax Sharing Agreement, the Company and its subsidiaries are liable for all taxes for all periods prior to the Separation that are related to its operations, computed as if the Company and its subsidiaries were a separate group filing its own tax returns for such periods. The Tax Sharing Agreement provides that the Company and FMC Corporation will make payments between them as appropriate in order to properly allocate the group’s tax liabilities for pre-Separation periods.

The Tax Sharing Agreement placed certain restrictions upon FMC Technologies regarding the sale of assets, the sale or issuance of additional securities (including securities convertible into stock) or the entry into some types of corporate transactions during a restriction period that continued for 30 months after FMC Corporation’s distribution of its remaining 83% ownership of FMC Technologies’ common stock to FMC Corporation’s shareholders in the form of a dividend (the “Distribution”) on January 1, 2002. These restrictions expired on July 1, 2004.

FMC Corporation’s federal income tax returns for years through 1999 have been examined by the Internal Revenue Service and are closed for federal income tax purposes. As a result of these examinations, the Company paid $4.2 million to FMC Corporation in 2002 pursuant to the terms of the Tax Sharing Agreement. Management believes that adequate provision for income taxes has been made for remaining open tax years.

NOTE 11. RESERVE FOR DISCONTINUED OPERATIONS

The reserve for discontinued operations amounted to $6.9 million and $12.9 million at December 31, 2004 and 2003, respectively, and represents the Company’s estimate of its liability for claims associated with equipment manufactured by FMC Corporation’s discontinued machinery businesses, as defined in the Separation and Distribution Agreement (Note 17). Among the discontinued businesses are the construction equipment group and the power control, beverage, marine and rail divisions.

There were no increases to the reserve for discontinued operations during the three-year period ended December 31, 2004. Payments amounted to $5.9 million, $5.2 million and $5.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, and were related to product liability claims, insurance premiums and fees for claims administration. The product liability claims were primarily associated with cranes that were manufactured by the construction equipment group.

The Company is self insured against product liability risk for its discontinued operations, but maintains insurance coverage that limits its exposure to $2.75 million per individual product liability claim.

It is possible that the Company’s liability associated with discontinued operations could differ from the recorded reserve. The Company cannot predict with certainty the outcome of legal proceedings or amounts of future cash flows; however, it believes that the costs associated with the resolution of all liabilities related to discontinued operations will not result in a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 12. PENSIONS AND POSTRETIREMENT AND OTHER BENEFIT PLANS

The Company has funded and unfunded defined benefit pension plans that together cover substantially all of its U.S. employees. The plans provide defined benefits based on years of service and final average salary. Foreign-based employees are eligible to participate in Company-sponsored or government-sponsored benefit plans to which the Company contributes. One of the foreign defined benefit pension plans sponsored by the Company provides for employee contributions; the remaining plans are noncontributory.

The Company has other postretirement benefit plans covering substantially all of its U.S. employees who were hired prior to January 1, 2003. The postretirement health care plans are contributory; the postretirement life insurance plans are noncontributory.

Effective January 1, 2003, the Company’s benefit obligation under the postretirement health care plan was fully capped at the 2002 benefit level, which resulted in a reduction in the benefit obligation and annual benefit cost of $1.8 million and $0.4 million, respectively. In addition, in September 2002, the Company announced changes to other postretirement benefits effective January 1, 2003. These changes resulted in a reduction in the benefit obligation and annual benefit cost of $7.5 million and $1.8 million, respectively.

The Company has adopted the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” for its domestic pension plans as well as for many of its non-U.S. plans, including those covering employees in the United Kingdom, Norway, Canada and Germany. Pension expense measured in compliance with SFAS No. 87 for the other non-U.S. pension plans is not materially different from the locally reported pension expense. The locally reported pension expense for the other non-U.S. plans amounted to $4.2 million, $3.7 million and $3.1 million for 2004, 2003 and 2002, respectively.

In 2004, the Company included the plans covering employees in Norway, Sweden and France in its pension disclosures. The funded status and net periodic pension cost disclosures for 2003 and 2002 have been revised to include the Norwegian plan amounts. The opening projected benefit obligation for the plans in Sweden and France of $12.5 million is reflected in the plan transition caption of the December 31, 2004 funded status table. These disclosure changes did not impact the pension liabilities and expense reported for 2003 or 2002.

The Company uses a December 31 measurement date for the majority of its defined benefit pension and other postretirement benefit plans.

The funded status of the Company’s U.S. qualified and nonqualified pension plans, certain foreign pension plans and U.S. postretirement health care and life insurance benefit plans, together with the associated balances recognized in the Company’s consolidated financial statements as of December 31, 2004 and 2003, were as follows:

	Pensions		Other postretirement benefits
(In millions)	2004	2003	2004	2003
Accumulated benefit obligation	$564.2	$482.9

Projected benefit obligation at January 1	$561.4	$478.4	$37.1	$34.0
Service cost	22.8	18.6	0.6	0.7
Interest cost	35.1	30.8	2.1	2.2
Actuarial (gain) loss	28.4	36.2	(2.1)	4.3
Amendments	—	0.4	—	(1.8)
Plan transition	12.5	—	—	—
Foreign currency exchange rate changes	13.7	12.8	—	—
Plan participants’ contributions	1.6	1.3	3.1	3.0
Benefits paid	(18.6)	(17.1)	(6.5)	(5.3)

Projected benefit obligation at December 31	656.9	561.4	34.3	37.1

Fair value of plan assets at January 1	469.6	359.3	—	—
Actual return on plan assets	59.5	92.0	—	—
Foreign currency exchange rate changes	10.9	8.9	—	—
Company contributions	44.2	25.2	3.4	2.3
Plan participants’ contributions	1.6	1.3	3.1	3.0
Benefits paid	(18.6)	(17.1)	(6.5)	(5.3)

Fair value of plan assets at December 31	567.2	469.6	—	—

Funded status of the plans (liability)	(89.7)	(91.8)	(34.3)	(37.1)
Unrecognized actuarial loss	120.6	111.9	4.9	7.3
Unrecognized prior service cost (income)	2.7	3.5	(9.2)	(10.9)
Unrecognized transition asset	(4.7)	(4.8)	—	—

Net amounts recognized in the consolidated balance sheets at December 31	$28.9	$18.8	$(38.6)	$(40.7)

Accrued pension and other postretirement benefits	(10.7)	$(18.0)	$(38.6)	$(40.7)
Other assets	0.7	0.7	—	—
Accumulated other comprehensive loss	38.9	36.1	—	—

Net amounts recognized in the consolidated balance sheets at December 31	$28.9	$18.8	$(38.6)	$(40.7)

The following table presents aggregated information for individual pension plans with a benefit obligation in excess of plan assets:

	December 31,
(In millions)	2004	2003
Benefit obligation	$653.4	$527.4

Fair value of plan assets	$563.3	$432.4

The following table presents aggregated information for individual pension plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
(In millions)	2004	2003
Accumulated benefit obligation	$175.1	$137.6

Fair value of plan assets	$114.6	$89.4

The table below summarizes the changes, on a pre-tax basis, in the gross minimum pension liability included in other comprehensive loss:

	Year Ended December 31,
(In millions)	2004	2003
Increase (decrease) in minimum pension liability	$2.8	$(20.6)

The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions		Other postretirement benefits
	2004	2003	2004	2003
Discount rate	5.82%	6.06%	6.00%	6.25%
Rate of compensation increase	3.94%	3.91%	—	—

The weighted average discount rate for pensions declined from 6.06% in 2003 to 5.82% in 2004, which increased the projected benefit obligation by $22.5 million. As part of this change, the discount rate used in determining U.S. pension and other postretirement benefit obligations decreased from 6.25% in 2003 to 6.0% in 2004, increasing the projected benefit obligation by $16.8 million. In the prior year, the discount rate used in determining U.S. pension and other postretirement benefit obligations, decreased from 6.75% in 2002 to 6.25% in 2003, which increased the projected benefit obligation by $29.9 million.

The Company’s pension plan asset allocation, by asset category, was as follows:

	December 31,
(Percent of plan assets)	2004	2003
Equity securities	82.8%	81.1%
Debt securities	3.5	4.1
Insurance contracts	7.8	7.3
Cash	4.4	7.0
Other	1.5	0.5

Total	100.0%	100.0%

The Company’s pension investment strategy emphasizes maximizing returns, consistent with ensuring that sufficient assets are available to meet liabilities, and minimizing corporate cash contributions. Investment managers are retained to invest 100% of discretionary funds and are provided a high level of freedom in asset allocation. Targets include: generating returns exceeding the change in the S&P 500 index by 200 basis points, net of fees; performing in the top quartile of all large U.S. pension plans; and obtaining an absolute rate of return at least equal to the discount rate used to value plan liabilities.

The Company expects to contribute approximately $25 million to its pension plans in 2005. Of this amount, $15 million will be contributed to the U.S. qualified pension plan, which does not have minimum funding requirements for 2005. The entire contribution will be made at the Company’s discretion. The remaining $10 million will be contributed to the U.K. and Norway qualified pension plans and the U.S. non-qualified pension plan. All of the contributions are expected to be in the form of cash. In 2004 and 2003, the Company contributed $44.2 million and $25.2 million to the pension plans, respectively, which included $30.0 million and $15.0 million, respectively, to the domestic qualified pension plan.

Estimated future benefit payments—The following table summarizes expected benefit payments from the Company’s various pension and postretirement benefit plans through 2014. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions	Other postretirement benefits
2005	$21.1	$3.0
2006	22.8	3.0
2007	24.9	3.1
2008	26.6	3.1
2009	29.1	3.2
2010-2014	179.8	16.0

The following table summarizes the components of net periodic benefit cost:

	Pensions			Other postretirement benefits
(In millions)	2004	2003	2002	2004	2003	2002
Components of net annual benefit cost:
Service cost	$22.8	$18.6	$16.8	$0.6	$0.7	$0.8
Interest cost	35.1	30.8	28.9	2.1	2.2	2.6
Expected return on plan assets	(40.4)	(35.0)	(34.1)	—	—	—
Amortization of transition asset	1.0	(0.5)	(0.5)	—	—	—
Amortization of prior service cost (benefit)	1.0	1.0	0.9	(1.6)	(2.2)	(3.3)
Recognized net loss	5.7	3.0	1.7	0.2	0.4	0.1

Net annual benefit cost	$25.2	$17.9	$13.7	$1.3	$1.1	$0.2

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions			Other postretirement benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.06%	6.51%	6.81%	6.25%	6.75%	7.00%
Rate of compensation increase	3.91%	3.96%	4.10%	—	—	—
Expected rate of return on plan assets	8.57%	8.58%	9.15%	—	—	—

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees eligible to receive benefits under the plan.

The expected rate of return on plan assets is a critical accounting estimate because of its potential variability and significant impact on the amounts reported. The Company’s estimate is based primarily on the historical performance of plan assets, current market conditions and long-term growth expectations. On trailing five-year and trailing ten-year bases, actual returns on plan assets have exceeded the 2004 and 2005 expected rates of return.

In 2003, the weighted average expected rate of return on plan assets was reduced from 9.15% to 8.58% to reflect current market conditions, which increased the 2003 net annual benefit cost by $2.0 million. The change in the expected rate of return on plan assets was driven by the rate used in determining U.S. periodic benefit cost, which decreased from 9.25% in 2002 to 8.75% in

2003. Fluctuations in the expected rate of return on plan assets in 2002 and 2004 did not have a material impact on the periodic benefit cost recognized.

For measurement purposes, 8.0% and 9.0% increases in the per capita cost of health care benefits for pre-age 65 retirees and post-age 65 retirees are assumed for 2005. The rates of increase are forecast to decrease gradually to 6.0% in 2009 and remain at that level thereafter.

Assumed health care cost trend rates will not have an effect on the amounts reported for the postretirement health care plan since the Company’s benefit obligation under the plan was fully capped at the 2002 benefit level. Accordingly, a one percentage point change in the assumed health care cost trend rates would not have a significant effect on total service and interest costs or on the Company’s postretirement health care obligation under this plan.

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”). The Medicare Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.

The Company has chosen to defer recognition of the potential effects of the Medicare Act in 2004 because the Company has not concluded whether benefits under its plan are actuarially equivalent to Medicare Part D. Clarifying authoritative guidance to be issued by the U.S. Department of Health and Human Services on determining the extent to which the plan benefits are actuarially equivalent to those under Medicare Part D is pending. Therefore, the retiree health obligations and costs reported in the Company’s consolidated financial statements do not yet reflect any potential impact of the Medicare Act.

The FMC Technologies, Inc. Savings and Investment Plan, a qualified salary reduction plan under Section 401(k) of the Internal Revenue Code, is a defined contribution plan. The Company recognized expense of $9.7 million, $8.0 million and $7.9 million, for matching contributions to this plan in 2004, 2003 and 2002, respectively.

NOTE 13. STOCK-BASED COMPENSATION

The FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”) provides certain incentives and awards to officers, employees, directors and consultants of the Company or its affiliates. The Plan allows the Board of Directors of the Company (the “Board”) to make various types of awards to non-employee directors and the Compensation Committee (the “Committee”) of the Board to make various types of awards to other eligible individuals.

Awards include management incentive awards, common stock, stock options, stock appreciation rights, restricted stock and stock units. All awards are subject to the Plan’s provisions.

An aggregate of 16.5 million shares of the Company’s common stock are authorized to be granted to participants in the Plan, subject to a maximum of 8.0 million shares for grants of restricted stock, common stock and stock units. Of the 16.5 million shares, 12.0 million shares were authorized under the Plan. The remaining 4.5 million shares were made available to satisfy awards previously granted by FMC Corporation which were replaced with awards issuable in shares of the Company’s common stock. At December 31, 2004, approximately 7.4 million shares were available for future grants under the Plan.

Management incentive awards may be awards of cash, common stock options, restricted stock or a combination thereof. Grants of common stock options may be incentive and/or nonqualified stock options. Under the plan, the exercise price for options cannot be less than the market value of the Company’s common stock at the date of grant. Options vest in accordance with the terms of the award as determined by the Committee and expire not later than 10 years after the grant date. Restricted stock grants specify any applicable performance goals, the time and rate of vesting and such other provisions as determined by the Committee.

Stock-based compensation awards to non-employee directors consist of stock units, restricted stock and common stock options. Awards generally vest on the date of the Company’s annual stockholder meeting following the date of grant. Stock options are not exercisable, and restricted stock and stock units are not issued, until a director ceases services to the Board. At December 31, 2004, outstanding awards to active and retired non-employee directors included 17.4 thousand vested stock options and 127.7 thousand stock units.

The following shows stock option activity for the three years ended December 31, 2004:

(Number of shares in thousands)	Shares under option	Weighted- average exercise price
December 31, 2001	2,363	$20.00
Issued to replace FMC Corporation options (1)	3,248	$16.04
Granted with exercise price equal to fair value	527	$17.35
Exercised	(136)	$15.55
Forfeited	(133)	$19.08

December 31, 2002	5,869	$17.70
Granted with exercise price equal to fair value	811	$19.39
Exercised	(561)	$13.46
Forfeited or expired	(187)	$19.16

December 31, 2003	5,932	$18.28
Granted with exercise price equal to fair value	453	$25.22
Exercised	(2,272)	$17.01
Forfeited or expired	(6)	$18.66

December 31, 2004	4,107	$19.75

(1)	Effective as of January 1, 2002, following the Distribution (Note 10), certain employees and non-employee directors of the Company who held options to purchase FMC Corporation stock received replacement options to purchase stock of the Company. These replacement stock options are included in the disclosures herein and in the calculation of diluted shares outstanding for 2002.

There were 2.4 million, 2.4 million and 2.6 million options exercisable at December 31, 2004, 2003 and 2002, respectively. The weighted-average exercise prices of these options were $19.31, $16.41 and $16.18 at December 31, 2004, 2003 and 2002, respectively.

Information regarding options outstanding and exercisable at December 31, 2004, is summarized as follows:

	Options outstanding			Options exercisable
(Number of shares in thousands) Range of exercise prices	Number of shares	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$ 12.00 - $15.00	150	4.0	$13.12	150	$13.12
$ 15.01 - $22.00	3,504	6.4	$19.33	2,220	$19.73
$ 22.01 - $30.00	453	9.2	$25.22	—	—

Total	4,107	6.6	$19.75	2,370	$19.31

On January 2, 2005, approximately 480 thousand options became exercisable at a weighted-average exercise price per share of $17.35 with expiration in February 2012.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Risk-free interest rate	3.1%	2.9%	4.3%
Stock volatility	35.1%	46.8%	45.6%
Expected life in years	5	5	5
Expected dividend yield	—	—	—
Weighted-average fair value of options granted	$9.07	$8.59	$7.88

The following summarizes restricted stock awards, including stock unit awards, and the weighted-average fair value of the shares granted during each of the years in the three-year period ended December 31, 2004:

(Number of shares in thousands)	2004	2003	2002
Shares granted	497	351	213

Weighted-average fair value	$25.87	$19.69	$19.69

Total compensation cost recognized in the consolidated statements of income for stock-based compensation awards was $12.3 million, $15.2 million and $16.0 million in 2004, 2003 and 2002, respectively.

NOTE 14. STOCKHOLDERS’ EQUITY

Capital stock—The following is a summary of the Company’s capital stock activity during each of the years in the three-year period ended December 31, 2004:

(Number of shares in thousands)	Common stock	Common stock held in employee benefit trust
December 31, 2001	65,091	86
Stock awards	439	—
Net stock purchased for employee benefit trust	—	60

December 31, 2002	65,530	146
Stock awards	875	—
Net stock purchased for employee benefit trust	—	18

December 31, 2003	66,405	164
Stock awards	2,399	—
Net stock sold from employee benefit trust	—	(57)

December 31, 2004	68,804	107

The plan administrator of the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan purchases shares of the Company’s common stock on the open market. Such shares are placed in a trust owned by the Company.

At December 31, 2004, approximately 12.7 million shares of unissued common stock were reserved for future and existing stock awards.

On December 7, 2001, the Company’s Board of Directors authorized the Company to repurchase up to 2.0 million common shares in the open market for general corporate purposes. No shares had been repurchased under this authorization as of December 31, 2004.

No cash dividends were paid on the Company’s common stock in 2004, 2003 or 2002. The amount of cash dividends the Company would be permitted to declare is subject to restriction under certain circumstances in accordance with the Company’s credit facilities.

On June 7, 2001, the Board of Directors of the Company declared a dividend distribution to each recordholder of common stock of one Preferred Share Purchase Right for each share of common stock outstanding at that date. Each right entitles the holder to purchase, under certain circumstances related to a change in control of the Company, one one-hundredth of a share of Series A junior participating preferred stock, without par value, at a price of $95 per share

(subject to adjustment), subject to the terms and conditions of a Rights Agreement dated June 5, 2001. The rights expire on June 6, 2011, unless redeemed by the Company at an earlier date. The redemption price of $0.01 per right is subject to adjustment to reflect stock splits, stock dividends or similar transactions. The Company has reserved 800,000 shares of Series A junior participating preferred stock for possible issuance under the agreement.

Accumulated other comprehensive income (loss)—Accumulated other comprehensive income (loss) consisted of the following:

	December 31,
(In millions)	2004	2003
Cumulative foreign currency translation adjustments	$(48.2)	$(86.0)
Cumulative deferral of hedging gains, net of tax	7.7	5.6
Cumulative minimum pension liability adjustments, net of tax	(26.6)	(24.9)
Unrealized gain on available-for-sale investment, net of tax	6.1	—

Accumulated other comprehensive loss	$(61.0)	$(105.3)

Included in the foreign currency translation adjustment recorded in 2003 was a $12.8 million loss related to the cumulative effect of a change in functional currency of a foreign subsidiary, of which $12.4 million represented a reduction in property, plant and equipment, net.

NOTE 15. FOREIGN CURRENCY

The aggregate foreign currency transaction gain, net of gains or losses on forward exchange contracts, included in determining net income was $3.4 million, $0.9 million and $1.6 million in the years ended December 31, 2004, 2003 and 2002, respectively.

During 2004, 2003 and 2002, the Company’s earnings were positively affected by translation of the Company’s foreign currency-denominated sales, partly offset by the effect of paying certain local operating costs in the same foreign currencies. This positive translation impact was the result of the U.S. dollar weakening against many foreign currencies, primarily the euro, the Norwegian krone, the Swedish krona and the British pound.

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative financial instruments—The Company uses derivative instruments to manage its foreign exchange and interest rate risk. Company policy allows for the use of derivative financial instruments only for identifiable exposures and, therefore, the Company does not enter into derivative instruments for trading purposes where the objective is to generate profits. At

December 31, 2004 and 2003, derivative financial instruments consisted primarily of foreign currency forward contracts and interest rate swap contracts.

With respect to foreign currency exchange rate risk, the Company’s objective is to limit potential volatility in functional currency based earnings or cash flows from foreign currency exchange rate movements. The Company’s foreign currency exposures arise from transactions denominated in a currency other than an entity’s functional currency, primarily in connection with anticipated purchases and sales, and the settlement of receivables and payables. The primary currencies to which the Company is exposed include the Brazilian real, the British pound, the euro, the Japanese yen, the Norwegian krone, the Singapore dollar, the Swedish krona, and the U.S. dollar.

Derivative contracts are executed centrally from the Company’s corporate office, except in certain emerging markets where local trading is more efficient. For anticipated transactions, the Company enters into external derivative contracts which individually correlate with each exposure in terms of currency and maturity, and the amount of the contract does not exceed the amount of the exposure being hedged. For foreign currency exposures recorded on the Company’s consolidated balance sheet, such as accounts receivable or payable, the Company evaluates and monitors consolidated net exposures, and ensures that external derivative financial instruments correlate with that net exposure in all material respects.

With respect to interest rate risk, the Company’s objective is to limit its exposure to fluctuations in market interest rates related to debt. To meet this objective, management enters into interest rate swap agreements, which either change the variable cash flows on debt obligations to fixed cash flows or vice versa. The Company continually assesses interest rate cash flow risk by monitoring changes in interest rate exposures that may adversely impact expected future cash flows attributable to the Company’s outstanding or forecasted debt obligations.

The following table summarizes the fair value of derivative instruments the Company had recognized in its consolidated balance sheets as of December 31, 2004 and 2003. These fair values reflect the estimated net amounts that the Company would receive or pay if it terminated the contracts at the reporting date based on quoted market prices of comparable contracts at those dates.

	Foreign currency exchange contracts		Interest rate swap agreements
	December 31,		December 31,
(In millions)	2004	2003	2004	2003
Other current assets	$37.6	$31.4	$—	$—

Other assets	$2.8	$0.3	$5.2	$4.8

Other current liabilities	$27.9	$5.9	$—	$0.9

Other liabilities	$3.2	$3.9	$—	$—

At December 31, 2004, the net deferred hedging gain in accumulated other comprehensive income (loss) was $7.7 million, of which a net gain of $4.8 million is expected to be recognized in earnings during the twelve months ending December 31, 2005, at the time the underlying hedged transactions are realized, and a net gain of $2.9 million is expected to be recognized at various times from January 1, 2006 through November 30, 2012. At December 31, 2003, the net deferred hedging gain in accumulated other comprehensive income (loss) was $5.6 million.

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness related to the Company’s outstanding cash flow hedges, amounted to net gains of approximately $0.6 million, $0.6 million and $0.5 million, respectively, for the years ended December 31, 2004, 2003 and 2002. These amounts were included in cost of sales and services on the Company’s statements of income.

Fair value disclosures—The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper, and debt associated with revolving credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value because of their short-term maturities. Investments and derivative financial instruments are carried at fair value, determined using available market information.

Credit risk—By their nature, financial instruments involve risk, including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk primarily consist of trade receivables and derivative contracts. The Company manages its credit risk on financial instruments by dealing with financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. The Company’s maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses are established based on collectibility assessments.

NOTE 17. RELATED PARTY TRANSACTIONS

FMC Corporation—FMC Technologies was a subsidiary of FMC Corporation until the Distribution of FMC Technologies’ common stock by FMC Corporation on December 31, 2001.

FMC Technologies and FMC Corporation entered into certain agreements which defined key provisions related to the Separation and the ongoing relationship between the two companies after the Separation. These agreements included a Separation and Distribution Agreement (“SDA”) and a Tax Sharing Agreement.

As parties to the SDA, FMC Corporation and FMC Technologies each indemnify the other party from liabilities arising from their respective businesses or contracts, from liabilities arising from breach of the SDA, from certain claims made prior to the spin-off of the Company from FMC Corporation, and for claims related to discontinued operations (Note 19).

The Tax Sharing Agreement (Note 10) provided that FMC Technologies and FMC Corporation would make payments between them as appropriate in order to properly allocate tax liabilities for pre-Separation periods. During 2002, the Company paid $4.2 million to FMC Corporation relating to income tax liabilities for pre-Separation periods.

During 2004, the Company received $6.9 million from FMC Corporation as a result of a judgment in a tax dispute that arose in connection with the Separation (Note 10).

MODEC International LLC and MODEC, Inc.—Until its cancellation in October 2004, the Company had an uncommitted credit agreement with MODEC International LLC, a 37.5%-owned joint venture, whereby MODEC International LLC loaned its excess cash to the Company (Note 9).

MODEC, Inc., the parent of the Company’s joint venture partner in MODEC International LLC, completed an initial public offering of approximately 11% of its common stock on the Tokyo Stock Exchange in July 2003. Beginning in May 2004, the Company had an annual right to convert its joint venture interest in MODEC International LLC into shares of common stock of MODEC, Inc., or, at MODEC, Inc.’s option, a combination of cash and common stock with total equivalent value. During 2004, the Company elected to exchange its interest in MODEC International LLC under terms of the joint venture agreement (Note 3).

NOTE 18. WARRANTY OBLIGATIONS

The Company provides for the estimated cost of warranties at the time revenue is recognized and when additional specific obligations are identified. The obligation reflected in the consolidated balance sheets is based on historical experience by product, and considers failure rates and the related costs incurred in correcting a product failure. The Company believes its methodology provides a reasonable estimate of its liability. Warranty cost and accrual information is as follows:

(In millions)	2004	2003
Balance at beginning of year	$10.5	$11.9
Expenses for new warranties	17.8	16.9
Reversals of warranty reserves	(2.5)	(3.3)
Claims paid	(13.1)	(15.0)

Balance at end of year	$12.7	$10.5

NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments—The Company leases office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide for payment of property taxes, insurance and repairs by the Company. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $35.0 million, $30.8 million and $28.5 million, in 2004, 2003 and 2002, respectively.

Minimum future rental payments under noncancelable operating and capital leases amounted to approximately $130.2 million as of December 31, 2004, and are payable as follows: $28.6 million in 2005, $21.4 million in 2006, $17.5 million in 2007, $15.5 million in 2008, $14.1 million in 2009 and $33.1 million thereafter. Minimum future rental payments to be received under noncancelable subleases totaled $6.1 million at December 31, 2004.

Under the terms of the CDS acquisition (Note 3), the Company committed to purchase the remaining 45% ownership interest in CDS in 2009 at a purchase price of slightly less than 6.5 times the average of 45% of CDS’ 2007 and 2008 earnings before interest expense, income taxes, depreciation and amortization. The Company intends to account for the purchase of the remaining 45% ownership interest in CDS under the purchase method.

Contingent liabilities associated with guarantees—In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $440 million at December 31, 2004, represented guarantees of the Company’s future performance. The Company had also provided approximately $52 million of bank guarantees and letters of credit to secure existing financial obligations of the Company. The majority of these financial instruments expire within two years; the Company expects to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

At December 31, 2004, the Company also had guarantees relating to third party financial obligations of approximately $2 million. This includes a $1.5 million guarantee issued by the Company for the debt of one of its customers. This guarantee expires in January 2006. At December 31, 2004, the maximum potential amount of undiscounted future payments that the Company could be required to make under this guarantee is $1.5 million. Should the Company be required to make any payments under this guarantee, it may rely upon its security interest (consisting of a second mortgage) in certain of the customer’s real estate to satisfy the guarantee. Management believes that proceeds from foreclosure are likely to cover a substantial portion of the maximum potential amount of future payments that could be required under the guarantee. Any deficiency payment required is not likely to be material to the Company’s results of operations.

The Company was primarily liable for an Industrial Development Revenue Bond payable to Franklin County, Ohio, until the obligations under the bond were assigned to a third party when the Company sold the land securing the bond. At December 31, 2004, the maximum potential amount of undiscounted future payments that the Company could be required to make under this bond is $5.4 million through final maturity in October 2009. Should the Company be required to make any payments under the bond, it may recover the property from the current owner, sell the property and use the proceeds to satisfy its payments under the bond. Management believes that proceeds from the sale of the property would cover a substantial portion of any potential future payments required.

The Company’s management believes that the ultimate resolution of its known contingencies will not materially affect the Company’s consolidated financial position or results of operations.

Contingent liabilities associated with legal matters—The Company and FMC Corporation are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the SDA (Note 17), FMC Corporation is required to indemnify the Company for certain claims made prior to the spin-off of the Company from FMC Corporation, as well as for other claims related to discontinued operations. The Company expects that FMC Corporation will bear responsibility for the majority of these claims. Certain claims have been asserted subsequent to the spin-off. While the ultimate responsibility for these claims cannot yet be determined due to lack of identification of the products or premises involved, the Company also expects that FMC Corporation will bear responsibility for a majority of these claims.

In February 2003, the Company initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. In October 2004, ABB filed a petition to remove the case to federal court. In February 2005, the United States District Court Southern District set the matter for trial beginning in the fourth quarter of 2005.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 20. BUSINESS SEGMENTS

The Company’s determination of its four reportable segments was made on the basis of its strategic business units and the commonalities among the products and services within each segment, and corresponds to the manner in which the Company’s management reviews and evaluates operating performance. The Company has combined certain similar operating segments that meet applicable criteria established under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Total revenue by segment includes intersegment sales, which are made at prices approximating those that the selling entity is able to obtain on external sales. Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, net interest income (expense) associated with corporate debt facilities and investments, income taxes, and other expense, net.

Segment revenue and segment operating profit

	Year Ended December 31,
(In millions)	2004	2003	2002
Revenue:
Energy Production Systems	$1,487.8	$1,136.2	$940.3
Energy Processing Systems	493.3	431.7	395.9
Intercompany eliminations	(10.7)	(2.8)	(1.4)

Subtotal Energy Systems	1,970.4	1,565.1	1,334.8
FoodTech	525.8	524.7	496.9
Airport Systems	279.8	224.1	245.1
Intercompany eliminations	(8.3)	(6.8)	(5.3)

Total revenue	$2,767.7	$2,307.1	$2,071.5

Income before income taxes:
Segment operating profit:
Energy Production Systems	$71.1	$66.0	$50.4
Energy Processing Systems (1)	27.4	30.3	27.1

Subtotal Energy Systems	98.5	96.3	77.5
FoodTech	36.8	44.0	43.3
Airport Systems	16.0	12.4	15.8

Total segment operating profit	151.3	152.7	136.6

Corporate items:
Gain on conversion of investment in MODEC International LLC	60.4	—	—
Corporate expense (2)(3)	(28.3)	(24.3)	(23.2)
Other expense, net (3)	(17.5)	(23.9)	(20.9)
Net interest expense	(6.9)	(8.9)	(12.5)

Total corporate items	7.7	(57.1)	(56.6)

Income before income taxes and the cumulative effect of a change in accounting principle	$159.0	$95.6	$80.0

(1)	Energy Processing Systems operating profit in 2004 included a goodwill impairment charge of $6.5 million.

(2)	Corporate expense primarily includes staff expenses.

(3)	Other expense, net, comprises expense related to stock-based compensation, LIFO inventory adjustments, expense related to employee pension and other postretirement employee benefits and foreign currency related gains or losses. Stock-based compensation expense includes the recognition of stock-based awards over the vesting period. Beginning in 2004, the Company recorded expense for stock options in accordance with SFAS No. 123 and prior period results were retroactively restated. Corporate expense and other expense, net, increased by a total of $11.0 million and $10.3 million for 2003 and 2002, respectively, as a result of the restatement.

Segment operating capital employed and segment assets

	December 31,
(In millions)	2004	2003
Segment operating capital employed (1):
Energy Production Systems	$362.1	$351.6
Energy Processing Systems	169.1	181.6

Subtotal Energy Systems	531.2	533.2
FoodTech	183.4	178.3
Airport Systems	77.7	50.0

Total segment operating capital employed	792.3	761.5
Segment liabilities included in total segment operating capital employed (2)	874.1	743.6
Corporate (3)	227.5	92.0

Total assets	$1,893.9	$1,597.1

Segment assets:
Energy Production Systems	$892.5	$736.5
Energy Processing Systems	303.2	294.1
Intercompany eliminations	(1.6)	(1.2)

Subtotal Energy Systems	1,194.1	1,029.4
FoodTech	341.5	357.6
Airport Systems	130.8	118.1

Total segment assets	1,666.4	1,505.1
Corporate (3)	227.5	92.0

Total assets	$1,893.9	$1,597.1

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO reserves.

(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments from customers, accrued payroll and other liabilities.

(3)	Corporate includes cash, the MODEC, Inc. investment, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment and the fair value of derivatives.

Geographic segment information

Geographic segment sales were identified based on the location where the Company’s products and services were delivered. Geographic segment long-lived assets include investments; property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

	Year Ended December 31,
(In millions)	2004	2003	2002
Revenue (by location of customer):
United States	$921.3	$871.1	$831.1
Norway	391.0	279.1	215.0
All other countries	1,455.4	1,156.9	1,025.4

Total revenue	$2,767.7	$2,307.1	$2,071.5

	December 31,
(In millions)	2004	2003	2002
Long-lived assets:
United States	$314.1	$267.1	$261.2
Brazil	66.4	62.7	63.6
Netherlands	58.4	58.4	—
Norway	53.0	57.8	56.0
All other countries	129.3	123.9	97.0

Total long-lived assets	$621.2	$569.9	$477.8

Other business segment information

	Capital expenditures Year Ended December 31,				Depreciation and amortization Year Ended December 31,			Research and development expense Year Ended December 31,
(In millions)	2004	2003		2002	2004	2003	2002	2004	2003	2002
Energy Production Systems	$24.3	$45.5		$41.5	$30.8	$24.9	$17.5	$25.7	$19.9	$21.7
Energy Processing Systems	4.4	9.2		3.8	8.2	7.1	6.6	5.9	5.7	6.9

Subtotal Energy Systems	28.7	54.7		45.3	39.0	32.0	24.1	31.6	25.6	28.6
FoodTech	19.4	23.9		19.6	20.6	21.1	19.6	12.9	14.4	13.4
Airport Systems	1.1	0.3		0.5	1.9	2.1	2.4	5.9	5.3	5.8
Corporate	1.0	1.3		2.7	2.0	2.5	2.5	—	—	—

Total	$50.2	$80.2	(1)	$68.1	$63.5	$57.7	$48.6	$50.4	$45.3	$47.8

(1)	Capital expenditures in 2003 included $15.0 million for the repurchase of sale-leaseback assets related to the following business segments: Energy Production Systems ($5.0 million), Energy Processing Systems ($5.7 million) and FoodTech ($4.3 million).

NOTE 21. QUARTERLY INFORMATION (UNAUDITED)

	2004				2003
(In millions, except per share data and common stock prices)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.

Revenue	$833.5	$700.0	$671.5	$562.7	$637.4	$560.1	$609.9	$499.7

Cost of sales and services	$706.1	$574.8	$541.7	$450.2	$505.5	$445.8	$489.2	$403.1

Net income	$57.2	$22.0	$24.1	$13.4	$21.3	$18.6	$21.1	$7.9

Basic earnings per share (1)	$0.83	$0.32	$0.36	$0.20	$0.32	$0.28	$0.32	$0.12

Diluted earnings per share (1)	$0.81	$0.32	$0.35	$0.20	$0.32	$0.28	$0.32	$0.12

Common stock price:
High	$34.50	$33.99	$29.05	$28.51	$23.82	$24.60	$22.75	$20.98
Low	$28.50	$28.07	$24.87	$21.97	$19.21	$20.20	$18.29	$17.94

(1)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.

In the fourth quarter of 2004, the Company recorded a gain on the conversion of its investment in MODEC International LLC amounting to $60.4 million ($36.1 million after tax) (Note 3), and a goodwill impairment charge amounting to $6.5 million ($6.1 million after tax) (Note 8). Also in the fourth quarter of 2004, the Company recognized $11.9 million in tax benefits (Note 10) from a favorable judgment in a tax dispute with FMC Corporation and the resolution of foreign tax audits.

In the third and fourth quarters of 2004, the Company recorded provisions of $4.4 million and $17.0 million, respectively, for anticipated losses on the Sonatrach contract (Note 4).

Net income in 2003 has been restated to reflect the change in accounting for stock-based compensation (Note 1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports we file or submit with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited management’s assessment, presented in Management’s Annual Report on Internal Control over Financial Reporting, that FMC Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FMC Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that FMC Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, FMC Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2004 of FMC Technologies, Inc., and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ KPMG LLP

Chicago, Illinois

March 10, 2005

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated herein by reference from the section entitled “Board of Directors” appearing on pages 3 through 6 of the Proxy Statement for the 2005 Annual Meeting of Stockholders. Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each of these committees operates pursuant to a written charter setting out the functions and responsibilities of the committee. The charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors may be found on our website at www.fmctechnologies.com under “Corporate Overview – Corporate Governance” and are also available in print to any stockholder upon request without charge by submitting a written request to Jeffrey W. Carr, General Counsel and Secretary, FMC Technologies, Inc., 1803 Gears Road, Houston, Texas 77067. Information concerning audit committee financial experts on the Audit Committee of the Board of Directors is incorporated herein by reference from the section entitled “Committees of the Board of Directors – Audit Committee” appearing on page 7 of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing on page 19 of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

We have adopted a code of ethics, which includes provisions that apply to our principal executive officer, principal financial officer, principal accounting officer or controller and other key professionals serving in a finance, accounting, treasury, tax or investor relations role. A copy of our code of ethics may be found on the Company’s website at www.fmctechnologies.com under “Corporate Overview – Corporate Governance” and is available in print to stockholders without charge by submitting a request to the address set forth above.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” appearing on pages 9-10 and 13-18, respectively, of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference from the sections entitled “Security Ownership of FMC Technologies” and “Equity Compensation Plan Information” appearing on pages 11-12 and 19, respectively, of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference from the section entitled “Certain Relationships and Related Party Transactions” appearing on page 10 of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the section entitled “Relationship with Independent Public Accountants” appearing on page 20 of the Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements:

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule and related Report of Independent Registered Public Accounting Firm:

See “Schedule II—Valuation and Qualifying Accounts” and the related Report of Independent Registered Public Accounting Firm included herein. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8 of this Form 10-K.

3.	Exhibits:

See Index of Exhibits beginning on page 112 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of FMC Technologies, Inc. and consolidated subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2004, and its method of accounting for goodwill in 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FMC Technologies, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ KPMG LLP

Chicago, Illinois

March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

Under date of March 10, 2005, we reported on the consolidated balance sheets of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2004, included in the annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule II – Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

March 10, 2005

Schedule II—Valuation and Qualifying Accounts

(In thousands)
	Balance at beginning of period	Additions		Deductions and other	Balance at end of period
Description		charged to costs and expenses	charged to other accounts
Year ended December 31, 2002:
Allowance for doubtful accounts (a)	$9,222	$2,782	$189	$1,673	$10,520
Valuation allowance for deferred tax assets (b)	$17,204	$9,089	$—	$6,021	$20,272

Year ended December 31, 2003:
Allowance for doubtful accounts (a)	$10,520	$2,470	$1,239	$3,943	$10,286
Valuation allowance for deferred tax assets (b)	$20,272	$(1,865)	$—	$936	$17,471

Year ended December 31, 2004:
Allowance for doubtful accounts (a)	$10,286	$2,553	$392	$2,301	$10,930
Valuation allowance for deferred tax assets (b)	$17,471	$1,616	$—	$1,181	$17,906

( a) – “Additions charged to other accounts” includes allowances acquired through business combinations, recoveries and translation adjustments. “Deductions and other” includes write-offs.

(b) – “Deductions and other” reflects utilized losses in addition to translation adjustments of $(5,320), $1,686 and $1,124 in 2002, 2003 and 2004, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC TECHNOLOGIES, INC.
(Registrant)

By:	/s/ WILLIAM H. SCHUMANN, III
William H. Schumann, III
Senior Vice President and
Chief Financial Officer

Date: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Signature

March 14, 2005	/s/ JOSEPH H. NETHERLAND Joseph H. Netherland Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

March 14, 2005	/s/ WILLIAM H. SCHUMANN, III William H. Schumann, III Senior Vice President and Chief Financial Officer (Principal Financial Officer)

March 14, 2005	/s/ RONALD D. MAMBU Ronald D. Mambu Vice President and Controller (Principal Accounting Officer)

March 14, 2005	/s/ MIKE R. BOWLIN Mike R. Bowlin, Director

March 14, 2005	/s/ THOMAS M. HAMILTON Thomas M. Hamilton, Director

March 14, 2005	/s/ ASBJØRN LARSEN Asbjørn Larsen, Director

March 14, 2005	/s/ EDWARD J. MOONEY Edward J. Mooney, Director

March 14, 2005	/s/ RICHARD A. PATTAROZZI Richard A. Pattarozzi, Director

March 14, 2005	/s/ JAMES M. RINGLER James M. Ringler, Director

March 14, 2005	/s/ JAMES R. THOMPSON James R. Thompson, Director

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
2.1	Separation and Distribution Agreement by and between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 2.1 to the Form S-1/A filed on June 6, 2001).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form S-1/A filed on April 4, 2001).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 the Form S-1/A filed on April 4, 2001).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001).

4.3	$250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.3 to the Form S-1/A filed on June 6, 2001).

4.4	First Amendment to the $250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.4 to the Form S-1/A filed on June 6, 2001).

4.8	Second Amendment to the $250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.8 to the Quarterly Report on Form 10-Q filed on May 15, 2002).

4.10	Third Amendment to the $250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.10 to the Quarterly Report on Form 10-Q filed on August 14, 2003).

4.11	Fourth Amendment to the $250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.11 to the Quarterly Report on Form 10-Q filed on May 7, 2004).

4.12	$250,000 Five-Year Credit Agreement Dated as of April 8, 2004 (incorporated by reference from Exhibit 4.12 to the Quarterly Report on Form 10-Q filed on May 7, 2004).

4.13	Fifth Amendment to the $250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.13 to the Current Report on Form 8-K filed on January 5, 2005).

4.14	First Amendment to the $250,000,000 Five-Year Credit Agreement (incorporated by reference from Exhibit 4.14 to the Current Report on Form 8-K filed on January 5, 2005).

10.1	Tax Sharing Agreement by and among FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.1 to the Form S-1/A filed on June 6, 2001).

10.2	Employee Benefits Agreement by and between FMC Corporation and the Company, dated as of May 30, 2001 (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on June 6, 2001).

10.3	Transition Services Agreement between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.3 to the Form S-1/A filed on June 6, 2001).

10.4*	FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4 to the Form S-1/A filed on June 6, 2001).

10.4.a*	First Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.a to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.4.b*	Second Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.b to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.4.c*	Third Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.c to the Quarterly Report on Form 10-Q filed on May 7, 2004).

10.5*	Forms of Executive Severance Agreements (incorporated by reference from Exhibit 10.5 to the Forms S-1/A filed on June 6, 2001).

10.6*	FMC Technologies, Inc. Defined Benefit Retirement Trust (incorporated by reference from Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.6.a*	FMC Corporation Defined Benefit Retirement Trust (incorporated by reference from Exhibit 10.6.a to the Quarterly Report on Form 10-Q filed on August 14, 2001).

10.6.b*	Amendment to the FMC Corporation Defined Benefit Retirement Trust (incorporated by reference from Exhibit 10.6.b to the Quarterly Report on Form 10-Q filed on August 14, 2001).

10.6.c*	FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.c to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.6.d*	FMC Technologies, Inc. Employees’ Retirement Program—Part II Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.d to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.6.e*	First Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.e to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.6.f*	Second Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.f to the Annual Report on Form 10-K filed on March 25, 2002).

10.6.g*	Third Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.g to the Annual Report on Form 10-K filed on March 25, 2003).

10.6.h*	First Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part II Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.h to the Annual Report on Form 10-K filed on March 25, 2003).

10.6.i*	Fourth Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part I Salaried and Non-Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6i to the Annual Report on Form 10-K filed on March 25, 2003).

10.6.j*	Second Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part II Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6j to the Annual Report on Form 10-K filed on March 25, 2003).

10.6.k*	Third Amendment to the FMC Technologies, Inc. Employees’ Retirement Program—Part II Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6k to the Annual Report on Form 10-K filed on March 25, 2003).

10.7.a*	FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.7.b*	FMC Technologies, Inc. Equivalent Retirement Plan Grantor Trust Agreement (incorporated by reference from Exhibit 10.7.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.7.c*	First Amendment to the FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.a*	FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.b*	FMC Technologies, Inc. Savings and Investment Plan Trust (incorporated by reference from Exhibit 10.8.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.c*	First Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.d*	Second Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.d to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.e*	Third Amendment of the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.e to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.9.a*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.9.b*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan Trust Agreement (incorporated by reference from Exhibit 10.9.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.9.c*	First Amendment to the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.10	Commercial Paper Dealer Agreement 4(2) Program between Merrill Lynch Money Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Company, dated as of January 24, 2003 (incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K filed on March 25, 2003).

10.11	Commercial Paper Dealer Agreement 4(2) Program between Banc of America Securities LLC and the Company, dated as of January 24, 2003 (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K filed on March 25, 2003).

10.12	Issuing and Paying Agency Agreement between Wells Fargo Bank, National Association and the Company, dated as of January 3, 2004 (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed on March 12, 2004).

14.1	FMC Technologies, Inc. Code of Business Conduct and Ethics Including Provisions for Principal Executive and Financial Officers (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed on March 12, 2004).

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

- 114 -