Form 10-Q
period 2005-03-31
FMC TECHNOLOGIES INC
filed 2005-05-10
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005
Common Stock, par value $0.01 per share	69,174,222

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenue	$681.6	$562.7
Costs and expenses:
Cost of sales	580.3	450.2
Selling, general and administrative expense	88.6	79.4
Research and development expense	13.3	12.4

Total costs and expenses	682.2	542.0
Minority interests	(0.8)	0.2

(Loss) income before net interest expense and income taxes	(1.4)	20.9
Net interest expense	(1.2)	(2.0)

(Loss) income before income taxes	(2.6)	18.9
(Benefit) provision for income taxes	(2.6)	5.5

Net income	$0.0	$13.4

Earnings per share (Note 2)
Basic	$0.00	$0.20

Diluted	$0.00	$0.20

Weighted average shares outstanding (Note 2)
Basic	69.1	66.8

Diluted	69.1	68.4

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$72.4	$124.1
Trade receivables, net of allowances of $11.2 in 2005 and $10.9 in 2004	634.0	671.7
Inventories (Note 3)	392.2	316.3
Prepaid expenses	21.4	15.0
Other current assets	75.5	90.0

Total current assets	1,195.5	1,217.1
Investments	76.2	76.6
Property, plant and equipment, net of accumulated depreciation of $443.6 in 2005 and $441.1 in 2004	322.6	332.8
Goodwill (Note 4)	114.8	116.8
Intangible assets, net (Note 4)	69.1	72.0
Deferred income taxes	65.3	47.0
Other assets	32.2	31.6

Total assets	$1,875.7	$1,893.9

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$2.1	$2.7
Accounts payable, trade and other	335.7	368.8
Advance payments	342.1	297.5
Other current liabilities	213.3	237.4
Income taxes payable	57.5	57.0
Current portion of accrued pension and other postretirement benefits (Note 9)	27.7	28.7
Deferred income taxes	7.1	3.3

Total current liabilities	985.5	995.4
Long-term debt, less current portion	164.3	160.4
Accrued pension and other postretirement benefits, less current portion	19.5	20.6
Reserve for discontinued operations	6.3	6.9
Other liabilities	40.9	42.5
Minority interests in consolidated companies	6.5	5.9
Commitments and contingent liabilities (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2005 or 2004	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 69.3 and 68.8 shares issued in 2005 and 2004, respectively; 69.0 and 68.7 shares outstanding in 2005 and 2004, respectively	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.1 shares outstanding in 2005 and 2004	(2.6)	(2.4)
Common stock held in treasury, at cost; 0.2 shares in 2005, no shares in 2004 (Note 11)	(5.7)	—
Capital in excess of par value of common stock	653.9	637.8
Retained earnings	87.1	87.1
Accumulated other comprehensive loss (Note 11)	(80.7)	(61.0)

Total stockholders’ equity	652.7	662.2

Total liabilities and stockholders’ equity	$1,875.7	$1,893.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2005	2004
Cash provided (required) by operating activities of continuing operations:
Net income	$0.0	$13.4
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	13.0	14.2
Amortization	3.0	2.3
Employee benefit plan costs	9.7	9.0
Deferred income tax benefit	(9.7)	(2.4)
(Gain) loss on sale of assets	(2.7)	0.4
Other	3.1	1.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	24.2	(28.4)
Inventories	(85.9)	(22.3)
Other current assets and other assets	3.2	5.5
Accounts payable, trade and other	(26.8)	(15.8)
Advance payments	51.2	27.5
Other current liabilities and other liabilities	(25.5)	(11.6)
Income taxes payable	1.3	(0.7)
Accrued pension and other postretirement benefits, net	(7.5)	(1.8)

Cash required by operating activities of continuing operations	$(49.4)	$(9.7)

(Continued)

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited) (Continued)

(In millions)

	Three Months Ended March 31,
	2005	2004
Cash required by operating activities of continuing operations	$(49.4)	$(9.7)

Cash required by discontinued operations	(0.1)	(2.0)

Cash provided (required) by investing activities:
Capital expenditures	(11.3)	(10.3)
Business acquisition, net of cash acquired, and joint venture investments	—	(2.1)
Proceeds from disposal of property, plant and equipment and other long-lived assets	4.7	0.3
Increase in investments	—	(0.2)

Cash required by investing activities	(6.6)	(12.3)

Cash provided (required) by financing activities:
Net (decrease) increase in short-term debt and current portion of long-term debt	(0.3)	24.2
Net increase in commercial paper	3.9	—
Repayments of long-term debt	(0.4)	—
Proceeds from issuance of common stock upon exercise of stock options	9.4	9.1
Increase in common stock held in treasury	(5.7)	—
Net (increase) decrease in common stock held in employee benefit trust	(0.2)	0.8

Cash provided by financing activities	6.7	34.1

Effect of exchange rate changes on cash and cash equivalents	(2.3)	(0.8)

(Decrease) increase in cash and cash equivalents	(51.7)	9.3
Cash and cash equivalents, beginning of period	124.1	29.0

Cash and cash equivalents, end of period	$72.4	$38.3

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements, and notes thereto (the “statements”), of FMC Technologies, Inc. and its subsidiaries (“FMC Technologies” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in the Company’s 2004 Annual Report on Form 10-K.

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

Note 2: Earnings Per Share (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Three Months Ended March 31,
(In millions, except per share data)	2005	2004
Basic earnings per share:
Net income	$0.0	$13.4

Weighted average number of shares outstanding	69.1	66.8

Basic earnings per share	$0.00	$0.20

Diluted earnings per share:
Net income	$0.0	$13.4

Weighted average number of shares outstanding	69.1	66.8
Effect of dilutive securities:
Options on common stock	—	1.3
Restricted stock	—	0.3

Total shares and diluted securities	69.1	68.4

Diluted earnings per share	$0.00	$0.20

For the three months ended March 31, 2005, 1.7 million shares of stock were excluded from the computation of diluted shares outstanding as the Company had no earnings from continuing operations and therefore the shares would have had an anti-dilutive effect. For the three months ended March 31, 2004, options to purchase 0.5 million shares of stock were excluded from the computation of diluted shares outstanding as the option exercise prices exceeded the average market price of the shares during the period.

There were no dividends declared during the three-months ended March 31, 2005 or 2004.

Note 3: Inventories

Inventories consisted of the following:

(In millions)	March 31, 2005	December 31, 2004
Raw materials	$114.4	$87.3
Work in process	137.7	96.5
Finished goods	282.4	268.0

Gross inventories before LIFO reserves and valuation adjustments	534.5	451.8
LIFO reserves and valuation adjustments	(142.3)	(135.5)

Net inventories	$392.2	$316.3

Note 4: Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill by business segment was as follows:

(In millions)	March 31, 2005	December 31, 2004
Energy Production Systems	$79.9	$81.5
Energy Processing Systems	10.7	10.7

Subtotal Energy Systems	90.6	92.2
FoodTech	15.3	15.6
Airport Systems	8.9	9.0

Total goodwill	$114.8	$116.8

The change in the carrying amount of goodwill results from the impact of foreign currency translation adjustments.

Intangible assets

All of the Company’s acquired intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. Amortization expense related to intangible assets in the three-months ended March 31, 2005 and 2004, was $1.3 million and $1.1 million, respectively. The Company estimates that amortization of intangible assets will be approximately $3.8 million for the remainder of 2005. Based on current information, annual amortization expense for acquired intangible assets is expected to be approximately $5.0 million during the years 2006 through 2010.

The components of intangible assets were as follows:

	March 31, 2005		December 31, 2004
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$30.9	$7.9	$31.1	$6.4
Patents and acquired technology	50.6	18.6	52.4	21.1
Trademarks	19.9	6.6	20.4	5.2
Other	1.9	1.1	1.9	1.1

Total intangible assets	$103.3	$34.2	$105.8	$33.8

Note 5: Derivative Financial Instruments

The consolidated balance sheets include the following amounts representing the fair value of derivative instruments:

(In millions)	March 31, 2005	December 31, 2004
Other current assets	$14.1	$37.6
Other assets	8.9	8.0

Other current liabilities	17.4	27.9
Other liabilities	2.1	3.2

Total net fair value of derivative instruments	$3.5	$14.5

At March 31, 2005, the net fair value of derivative instruments held on the balance sheet was $3.5 million. Cash flow hedges accounted for $11.0 million in net assets, while fair value hedges accounted for $7.5 million in net liabilities. The mark-to-market changes in cash flow hedges are deferred until the underlying hedged transactions are executed and are included in other comprehensive income (loss) on the consolidated balance sheet. The deferred gains, net of income taxes, totaled $6.9 million and $7.7 million at March 31, 2005 and December 31, 2004, respectively. Mark-to-market changes of fair value hedges are recorded in cost of sales on the consolidated statements of income and offset the mark-to-market changes of the underlying exposures.

There was no material hedge ineffectiveness related to outstanding cash flow hedges recorded in earnings during the three-months ended March 31, 2005 or 2004.

Note 6: Allowance for Contract Loss

The Company has a contract to supply an offshore oil loading system to Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”). During the first quarter of 2005, the Company recorded a provision for anticipated losses on the Sonatrach contract of $27.0 million, which was classified in cost of sales on the Company’s consolidated statements of income. The Company increased its estimate of the total costs to complete the Sonatrach project due primarily to costs related to extended testing and installation of the offshore pipelines, caused in part by bad weather conditions and sealing issues discovered during the final testing of pipeline connections. Additional costs were also incurred due to engineering design changes at three onshore pump stations. Project engineering and project management costs have increased as a result of the additional onshore and offshore requirements. In the third and fourth quarters of 2004, the Company recorded provisions for anticipated losses for the Sonatrach project of $4.4 million and $17.0 million, respectively, as a result of delays primarily caused by severe weather conditions at the Algerian project site.

At March 31, 2005 and December 31, 2004, current liabilities on the Company’s consolidated balance sheets included $15.9 million and $5.8 million, respectively, representing an allowance for these anticipated losses in connection with the Sonatrach contract. The allowance reflects the Company’s assessment of the magnitude of potential losses on this project based on currently available information. Unanticipated changes in conditions or changes in our underlying assumptions based on new information could cause the Company to change its assessment of potential losses on the project and to incur costs in excess of those accrued at March 31, 2005. The Company uses the percentage of completion method of accounting to recognize revenue from this project, which is included in the Energy Production Systems business segment.

Note 7: Warranty Obligations

The Company provides warranties of various lengths and terms to certain of our customers based on standard offerings and negotiated agreements. Warranty cost and accrual information is as follows:

	Three Months Ended March 31,
(In millions)	2005	2004
Balance at beginning of period	$12.7	$10.5
Expense for new warranties	3.3	2.8
Adjustments to existing accruals	0.1	(0.1)
Claims paid	(3.4)	(2.9)

Balance at end of period	$12.7	$10.3

Note 8: Income Taxes

Income tax benefit for the three months ended March 31, 2005, was $2.6 million on loss before income taxes of $2.6 million. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was signed into law. The Act creates an incentive for U.S. corporations to repatriate earnings of foreign subsidiaries in 2005 by providing an 85% dividends received deduction for qualifying dividends. The deduction is subject to a number of limitations and as of March 31, 2005, the Company had not determined whether, and to what extent, it would repatriate earnings under the provisions of the Act. Accordingly, income tax expense for the three months ended March 31, 2005, does not reflect any provision related to the repatriation of earnings under the provisions of the Act. However, based on the Company’s analysis to date, a reasonable range of possible qualifying dividends that the Company might repatriate is between $0 and $500 million, with a potential range of income tax liability between $0 and $52 million. The Company’s analysis of this Act and of its implications for the Company is not complete, and the amount of earnings repatriated by the Company, if any, and the income tax impact thereof, may vary considerably from these estimates.

Note 9: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended March 31,
(In millions)	2005	2004
Service cost	$6.5	$5.7
Interest cost	9.3	8.7
Expected return on plan assets	(11.5)	(10.2)
Amortization of transition asset	(0.1)	(0.1)
Amortization of prior service cost	0.2	0.3
Amortization of actuarial losses, net	1.6	1.6

Net periodic benefit cost	$6.0	$6.0

	Other Postretirement Benefits
	Three Months Ended March 31,
(In millions)	2005	2004
Service cost	$0.2	$0.2
Interest cost	0.6	0.6
Amortization of prior service benefit	(0.4)	(0.4)

Net periodic benefit cost	$0.4	$0.4

For the three-months ended March 31, 2005, contributions to the Company’s pension plans amounted to $6.2 million. Substantially all of these contributions were made to the U.K. and Norway qualified pension plans. During the remainder of 2005, the Company anticipates contributing approximately $23.0 million to its pension plans, including $15.0 million to its domestic qualified pension plan, which does not have a minimum funding requirement for 2005.

At March 31, 2005, the current portion of accrued pension and other postretirement benefits of $27.7 million included approximately $24.9 million that the Company estimates it will contribute to pension plans during the next twelve months.

Note 10: Stock-Based Compensation

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Total stock-based employee compensation expense, including stock option and other stock-based compensation expense, was $3.5 million and $2.7 million for the three months ended March 31, 2005 and 2004, respectively.

Note 11: Stockholders’ Equity

The Company has been authorized by its Board of Directors to repurchase up to two million shares of its issued and outstanding common stock. In February 2005, the Company announced plans to begin repurchasing shares. Of the two million shares authorized, the Company repurchased 170,700 shares for $5.7 million in the first quarter of 2005. The Company intends to hold repurchased shares in treasury for general corporate purposes, including issuances under its employee stock plans. The treasury shares are accounted for using the cost method.

Comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
(In millions)	2005	2004
Net income	$0.0	$13.4
Foreign currency translation adjustments	(19.2)	(10.1)
Net deferral of hedging losses, net of income taxes	(0.8)	(3.7)
Unrealized loss on available-for-sale investment, net of income taxes	(0.5)	—
Minimum pension liability adjustments, net of income taxes	0.8	(0.3)

Comprehensive loss	$(19.7)	$(0.7)

As of March 31, 2005 and December 31, 2004, the available-for-sale investment was reflected in investments on the consolidated balance sheets at its fair value of $58.4 million and $59.2 million, respectively. For the three months ended March 31, 2005 and 2004, the Company did not sell any equity securities included in this investment, and thus there were no realized gains or losses included in net income for either period. The cost of the investment was $49.1 million at March 31, 2005 and December 31, 2004.

Accumulated other comprehensive loss consisted of the following:

(In millions)	March 31, 2005	December 31, 2004
Cumulative foreign currency translation adjustments	$(67.4)	$(48.2)
Cumulative deferral of hedging gains, net of income taxes	6.9	7.7
Unrealized gain on available-for-sale investment, net of income taxes	5.6	6.1
Cumulative adjustments to minimum pension liability, net of income taxes	(25.8)	(26.6)

Accumulated other comprehensive loss	$(80.7)	$(61.0)

Note 12: Commitments and Contingent Liabilities

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

The Company and FMC Corporation (“FMC”), its former parent, are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the Separation and Distribution Agreement entered into between FMC and the Company during the spin-off of the Company from FMC, FMC is required to indemnify the Company for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. The Company expects that FMC will bear responsibility for the majority of these claims. Certain claims have been asserted subsequent to the spin-off. While the ultimate responsibility for certain of these claims cannot yet be determined due to lack of identification of the products or premises involved, the Company also expects that FMC will bear responsibility for a majority of these claims.

In February 2003, the Company initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. In October 2004, ABB filed a petition to remove the case to federal court. In February 2005, the United States District Court Southern District of Texas set the matter for trial beginning in November 2005.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 13: Business Segment Information

Segment revenue and segment operating profit (loss)

	Three Months Ended March 31,
(In millions)	2005	2004
Revenue
Energy Production Systems	$397.8	$296.3
Energy Processing Systems	110.3	109.4
Intercompany eliminations	(1.0)	(2.9)

Subtotal Energy Systems	507.1	402.8
FoodTech	111.9	103.4
Airport Systems	64.7	58.1
Intercompany eliminations	(2.1)	(1.6)

Total revenue	$681.6	$562.7

Income (loss) before income taxes
Segment operating profit (loss):
Energy Production Systems	$(1.2)	$20.8
Energy Processing Systems	7.0	4.7

Subtotal Energy Systems	5.8	25.5
FoodTech	3.4	4.6
Airport Systems	4.1	2.0

Total segment operating profit	13.3	32.1
Corporate items:
Corporate expense(1)	(7.6)	(6.4)
Other expense, net(2)	(7.1)	(4.8)
Net interest expense	(1.2)	(2.0)

Total corporate items	(15.9)	(13.2)

(Loss) income before income taxes	(2.6)	18.9
Benefit (provision) for income taxes	2.6	(5.5)

Net income	$0.0	$13.4

(1)	Corporate expense primarily includes staff expenses.
(2)	Other expense, net, comprises expense related to stock options and other stock-based compensation, LIFO inventory adjustments, expense related to employee pension and other postretirement employee benefits and foreign currency related gains or losses. Stock-based compensation expense includes the recognition of stock-based awards over the vesting period.

Segment operating capital employed

(In millions)	March 31, 2005	December 31, 2004
Segment operating capital employed (1):
Energy Production Systems	$396.8	$362.1
Energy Processing Systems	174.5	169.1

Subtotal Energy Systems	571.3	531.2
FoodTech	159.0	183.4
Airport Systems	87.2	77.7

Total segment operating capital employed	817.5	792.3
Segment liabilities included in total segment operating capital employed (2)	876.8	874.1
Corporate (3)	181.4	227.5

Total assets	$1,875.7	$1,893.9

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO reserves.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments from customers, accrued payroll and other liabilities.
(3)	Corporate includes cash, the MODEC, Inc. investment, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment and the fair value of derivatives.

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

Among the important factors that could have an impact on our ability to achieve our operating results and growth plan goals are:

•	Increased competition from other companies operating in our industries, some of which may have capital resources equivalent to or greater than ours;

•	Instability and unforeseen changes in economic, political and social conditions in the international markets where we conduct business, including economically and politically volatile areas such as West Africa, the Middle East, Latin America and the Asia Pacific region, which could cause or contribute to: foreign currency fluctuations; inflationary and recessionary markets; civil unrest, terrorist attacks and wars; seizure of assets; trade restrictions; foreign ownership restrictions; restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations; changes in governmental laws and regulations and the level of enforcement of laws and regulations; inability to repatriate income or capital; and reductions in the availability of qualified personnel;

•	Increasing business activity involving large subsea and/or offshore projects, which exposes us to increased risks due to the significant technical and logistical challenges of these projects, their longer lead times and the requirement to dedicate substantial engineering effort and other capital resources to these projects;

•	Inability to complete a project as scheduled or to meet other contractual obligations to our customers, potentially leading to reduced profits or even losses;

•	Severe weather conditions and natural disasters which may cause crop damage, affect the price of oil and gas, and cause damage or delays in offshore project locations, which may adversely impact the demand for our products and impair our ability to complete significant projects within required time frames or without incurring significant unanticipated costs;

•	Significant changes in interest rates or taxation rates;

•	Shortages of raw materials, unanticipated increases in raw material prices (including the price of steel) compared with historical levels, and our ability to mitigate the impact of higher costs through pricing;

•	Inability to implement and effect price increases for our products and services when necessary;

•	Inherent risks in the marketplace associated with new product introductions and technologies and the development of new manufacturing processes;

•	Changes in current prices for crude oil and natural gas and the perceived stability and sustainability of those prices as well as long-term forecasts can impact capital spending decisions by oil and gas exploration and production companies and may lead to significant changes in the level of oil and gas exploration, production, development and processing and affect the demand for our products and services;

•	The effect of governmental policies regarding exploration and development of oil and gas reserves, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing and the level of production in non-OPEC countries;

•	Changes in capital spending levels by the U.S. Government and the impact of economic conditions and political and social issues on government appropriation decisions, including the procurement of Halvorsen loaders by the U.S. military;

•	Changes in business strategies and capital spending levels in the airline industry due to changes in international, national, regional and local economic conditions, war, political instability and terrorism (and the threat thereof), consumer perceptions of airline safety, and costs associated with safety, security and the weather;

•	Consolidation of customers in the petroleum exploration, commercial food processing or airline or air freight industries;

•	Unanticipated issues related to food safety, including costs related to product recalls, regulatory compliance and any related claims or litigation;

•	Freight transportation delays;

•	Our ability to integrate, operate and manage newly acquired business operations or joint venture investments, particularly in situations where we cannot control the actions of our joint venture partner and have only limited rights in controlling the actions of the joint venture;

•	The risk of not realizing our investment in MODEC, Inc., due to potential impairment in its market value, and/or the potential – even likely – illiquidity of this investment;

•	Conditions affecting domestic and international capital and equity markets;

•	Unexpected changes in the size and timing of regional and/or product markets, particularly for short lead-time products;

•	Risks associated with litigation, including changes in applicable laws, the development of facts in individual cases, settlement opportunities, the actions of plaintiffs, judges and juries and the possibility that current reserves relating to our ongoing litigation may prove inadequate;

•	The effect of the loss of major contracts, our failure to accurately estimate the resources and time required for a fixed price contract, and our failure to complete our contractual obligations within the time frame and costs committed, especially as it relates to our ongoing project with Sonatrach-TRC, the Algerian Oil and Gas Company;

•	The effect of the loss or termination of a strategic alliance with a major customer, particularly as it relates to our Energy Production Systems businesses;

•	The effect of labor-related actions, such as strikes, slowdowns and facility occupations;

•	The loss of key management or other personnel;

•	Developments in technology of competitors and customers that could impact our market share and the demand for our products and services;

•	Supply and demand imbalances of certain commodities such as citrus fruit, fruit juices and tomatoes; and

•	Environmental and asbestos-related liabilities that may arise in the future that exceed our current reserves.

We wish to caution that the foregoing list of important factors may not be all-inclusive and specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended March 31,		Increase/(Decrease)
(In millions, except %)	2005	2004	$	%
Revenue	$681.6	$562.7	$118.9	21.1%
Costs and expenses:
Cost of sales	580.3	450.2	130.1	28.9
Selling, general and administrative expense	88.6	79.4	9.2	11.6
Research and development expense	13.3	12.4	0.9	7.3

Total costs and expenses	682.2	542.0	140.2	25.9
Minority interests	(0.8)	0.2	(1.0)	*
Net interest expense	(1.2)	(2.0)	0.8	(40.0)

(Loss) income before income taxes	$(2.6)	$18.9	$(21.5)	(113.8)
(Benefit) provision for income taxes	(2.6)	5.5	(8.1)	(147.3)

Net income	$0.0	$13.4	$(13.4)	(100.0)%

*	Not meaningful

Our total revenue for the first quarter of 2005 increased compared to the same period in 2004, primarily due to continued growth in our Energy Production Systems business. We continue to benefit from the growing demand for the supply of equipment, especially in subsea systems, used in the major oil and gas producing regions throughout the world. To a lesser extent, the increase in 2005 revenue also reflected higher revenue in the FoodTech and Airport Systems business segments. Of the total increase in sales, $25.3 million was attributable to the favorable impact of foreign currency translation.

Cost of sales for the first quarter of 2005 was higher compared to the same period in 2004. Cost of sales totaled 85.1% of sales, up from 80.0% in 2004. The $27.0 million provision for anticipated losses on our contract with Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”), recorded in the first quarter of 2005 was the primary driver of the increase in cost of sales as a percentage of sales. Of the total increase in cost of sales, $22.2 million was attributable to the impact of foreign currency translation.

Selling, general and administrative expense for the first quarter of 2005 increased compared to the same period in 2004, but declined as a percentage of sales from 14.1% in 2004 to 13.0% in 2005. Higher costs in our Energy Production Systems business were primarily responsible for the increase, the result of a higher level of bid and proposal activities and the impact of increased headcount required to support growth in this business segment. Of the total increase in selling, general and administrative expense, $1.7 million was attributable to the impact of foreign currency translation.

Net interest expense for the first quarter of 2005, was lower compared to the same period in 2004, primarily as a result of lower average debt levels.

Income tax benefit for the three months ended March 31, 2005, was $2.6 million on loss before income taxes of $2.6 million. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates. Income tax expense for the three months ended March 31, 2004, was $5.5 million on income before income taxes of $18.9 million, resulting in an effective income tax rate of 29%. For this period, the difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign tax rates.

We anticipate that our effective tax rate for the full-year 2005 will be approximately 28%. However, we have not completed our analysis of the repatriation provisions under the American Jobs Creation Act; and therefore, we have not quantified the impact of such provisions on our estimated 2005 effective tax rate.

Outlook

We estimate that our full-year 2005 diluted earnings per share will be within the range of $1.06 to $1.26 per share. This estimate includes the Sonatrach provision recognized during the first quarter of 2005. However, this estimate does not include the impact, if any, of income tax expense resulting from foreign dividend repatriation under the provisions of the American Jobs Creation Act of 2004.

We expect growth in our Energy Systems businesses over their full-year 2004 results, and FoodTech and Airport Systems are projected to perform at a level that is equal to or slightly higher than their full-year 2004 results. While we anticipate higher segment operating profit in 2005, our corporate items, including corporate expense and other expense, are expected to increase over the prior year amounts. Additionally, we project that our effective tax rate for 2005, exclusive of the impact of the American Jobs Creation Act, will be above the 2004 rate.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2005	2004	$	%
Revenue
Energy Production Systems	$397.8	$296.3	$101.5	34.3%
Energy Processing Systems	110.3	109.4	0.9	0.8
Intercompany eliminations	(1.0)	(2.9)	1.9	*

Subtotal Energy Systems	507.1	402.8	104.3	25.9
FoodTech	111.9	103.4	8.5	8.2
Airport Systems	64.7	58.1	6.6	11.4
Intercompany eliminations	(2.1)	(1.6)	(0.5)	*

Total revenue	$681.6	$562.7	$118.9	21.1%

Segment Operating Profit (Loss)
Energy Production Systems	$(1.2)	$20.8	$(22.0)	(105.8)%
Energy Processing Systems	7.0	4.7	2.3	48.9

Subtotal Energy Systems	5.8	25.5	(19.7)	(77.3)
FoodTech	3.4	4.6	(1.2)	(26.1)
Airport Systems	4.1	2.0	2.1	105.0

Total segment operating profit	13.3	32.1	(18.8)	(58.6)
Corporate items:
Corporate expense	(7.6)	(6.4)	(1.2)	(18.8)
Other expense, net	(7.1)	(4.8)	(2.3)	(47.9)
Net interest expense	(1.2)	(2.0)	0.8	40.0

Total corporate items	(15.9)	(13.2)	(2.7)	(20.5)

(Loss) income before income taxes	(2.6)	18.9	(21.5)	(113.8)
Benefit (provision) for income taxes	2.6	(5.5)	8.1	147.3

Net income	$0.0	$13.4	$(13.4)	(100.0)%

*	Not meaningful

Segment operating profit (loss) is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit (loss): corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue was higher in the first quarter of 2005 compared to the same period in 2004. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Favorable shifts in these factors have contributed to higher revenue from sales of subsea systems. Revenue from sales of subsea systems of $292.9 million in the first quarter of 2005 grew by $101.3 million, or 53%, from $191.6 million in the first quarter of 2004. Approximately 80% of the increase in revenue from sales of subsea systems is attributable to higher volumes, with the remaining 20% due to the favorable impact of foreign currency translation. Subsea volumes increased primarily as a result of progress on new and ongoing projects located offshore West Africa and Brazil and in the Asia Pacific region, partially offset by a reduction in projects in the Gulf of Mexico. Additionally, for the first quarter of 2005, increased revenues of $8.9 million in surface products were offset by lower sales of floating production systems, primarily relating to the Sonatrach project.

Energy Production Systems generated an operating loss in the first quarter of 2005 compared to an operating profit in the same period in 2004. Higher sales volumes contributed $12.6 million in incremental profit. Offsetting these positive effects was a $27.0 million provision (pretax) for losses on the Sonatrach project, a result of an increase in estimated total project costs. Additionally, selling, general and administrative expenses were higher by $3.7 million in the first quarter of 2005 compared to the same period in 2004, attributable to increased bid and proposal activities and the impact of increased headcount required to support growth in this business segment. The impact of foreign currency translation on the segment operating loss was minimal as the favorable effect on revenue was offset by similar increases in expenses.

The Sonatrach contract with the floating production systems business involves the supply of an offshore oil loading system. During the third and fourth quarters of 2004, we recognized a combined $21.4 million (pre-tax) provision for anticipated losses due to an increase in the estimate of our total project costs, which resulted primarily from severe storms in Algeria delaying completion of the pipeline installation phase of the project. In the first quarter of 2005, we recorded an additional $27.0 million provision for anticipated losses. We increased our estimate of the total costs to complete the Sonatrach project due primarily to extended testing and installation costs of the offshore pipelines, caused in part by bad weather conditions and sealing issues discovered during the final testing of pipeline connections, higher engineering costs related to design changes at three onshore pump stations, and increased project engineering and project management costs resulting from the additional onshore and offshore requirements. These cost estimates reflect our current assessment of the project. There may be additional costs, which currently cannot be forecast, as the project proceeds toward its commissioning. We expect the project to be finalized in the third quarter of 2005.

For 2005, we are expecting another year of growth in operating profit in our Energy Production Systems business. The Sonatrach provision recognized in the first quarter of 2005 has reduced our initial expectation, such that we now anticipate only a slight increase in operating profit for the year. Our continued expectation of growth is based on our strong backlog of orders and forecasts of favorable market conditions, including the benefit from continued high oil and gas prices and increased rig activity worldwide. Additionally, our separation systems business is expected to continue to improve its sales and profitability in 2005.

Energy Processing Systems

Energy Processing Systems’ revenue was flat for the first quarter of 2005 compared to the same period in 2004. Segment revenues benefited from strong oil and gas prices as well as the continuing strength in land based drilling activity. These factors contributed to fluid control revenues increasing by $5.6 million compared to 2004, driven by higher demand for WECO®/Chiksan® products, which are sold primarily to service companies. Additionally, sales of material handling systems products increased by $3.8 million over the first quarter of 2004 due to a stronger U.S. economy. These increases were partially offset by reduced revenue from measurement systems, which declined by $7.3 million from the first quarter of 2004. The decrease was attributable to lower volumes caused by delays in receiving orders during the fourth quarter of 2004 and in January and February 2005. In late March 2005, we received $26 million of new orders for measurement equipment, but due to the late March receipt of these orders, they could not be converted to revenue during the first quarter of 2005.

Energy Processing Systems’ operating profit in the first quarter of 2005 increased compared to the same period in 2004. Continued demand for WECO®/Chiksan® products and improved margins at loading systems resulting from cost saving initiatives drove the increase in profitability. Operating profit for the first quarter of 2005 includes $2.1 million of costs related to the consolidation of certain facilities to improve efficiencies and reduce costs.

In 2005, we expect Energy Processing Systems to deliver overall growth in operating profit over 2004. We are projecting improved performance from loading systems, measurement systems and in material handling. In our fluid control business, we now expect demand for WECO®/Chiksan® equipment to be above 2004 levels.

FoodTech

FoodTech’s revenue increased in the first quarter of 2005 compared with the same period in 2004. Higher volumes of freezing and cooking equipment and aftermarket products were responsible for an increase of $10.0 million in revenue, reflecting the impact of higher backlog in Europe entering 2005 compared to 2004 and favorable aftermarket activity in North America and the Asia Pacific region. Additionally, revenue increased by $2.6 million as a result of the favorable impact of foreign currency translation. The revenue growth was partly offset by a decrease in citrus processing revenue in the U.S. of $3.7 million, primarily the result of the impact of the 2004 hurricanes on the Florida citrus crop.

FoodTech’s operating profit decreased in the first quarter of 2005 compared to the same period in 2004. Lower operating profit was primarily attributable to lower volumes in our domestic citrus business, which reduced operating profit by $3.2 million compared to the first quarter of 2004. Higher volumes of freezing and cooking equipment and aftermarket products, which generated $2.2 million in incremental operating profit in 2005, partially offset the decline. The impact of foreign currency translation on the segment operating profit was minimal as the favorable effect on revenue was offset by similar increases in expenses.

Our FoodTech business performance is expected to be essentially level to slightly up compared with 2004 results. We anticipate an increase in profitability from food processing equipment, primarily related to sterilizer and canning equipment, and from the freezing and food handling product lines. The increase in profitability is expected to be offset by lower citrus results, attributable in large part to the impact of the 2004 hurricane damage on the Florida citrus crop, and weaker volumes in tomato harvesting and processing equipment caused by the impact of low tomato paste prices on capital investment in this industry.

Airport Systems

Airport Systems’ revenue was higher in the first quarter of 2005 compared with the same period in 2004. Segment sales are affected by the profitability of our customers in the airline and air cargo markets. Rising fuel costs and pricing pressures caused by competition among the major airlines have delayed the industry’s recovery. In the first quarter of 2005, the Jetway® business generated higher revenue of $6.1 million from sales of passenger boarding bridge equipment, primarily to airport authorities, by completing orders that were taken prior to 2005. Airport service projects provided an incremental $3.7 million in revenues for 2005, primarily as the result of projects for the Dallas and Los Angeles airports. These increases were partially offset by $2.3 million in lower sales of Halvorsen loaders, consistent with our forecasted decline in Halvorsen loader shipments, as deliveries decreased from 16 units in the first quarter of 2004 to 6 in the same period of 2005. Sales of Halvorsen loaders fluctuate based on the status of governmental approval of funding and the requirements of the U.S. Air Force.

Airport Systems’ operating profit in the first quarter of 2005 increased compared with the same period in 2004, primarily attributable to a $2.7 million gain on the sale of excess land adjacent to one of our facilities. The higher sales volumes achieved in 2005 were offset by margin declines caused by higher material costs, primarily steel, that we were not entirely able to pass on to our customers and pricing pressures resulting from economic factors in the airline industry.

We are projecting operating profit at Airport Systems to be up slightly in 2005. World airline passenger traffic is anticipated to grow by approximately 6% in 2005. However, the traditional major airlines continue to suffer the challenges of higher fuel costs, low airfares and high labor costs, which are delaying the industry’s recovery. While we have received an order for Halvorsen loaders for 2005 delivery, the total anticipated Halvorsen loader volume of 40 units in 2005 is lower than the 2004 volume. We expect our commercial businesses to more than offset the impact of the forecasted decline in Halvorsen loader shipments.

Corporate Items

Corporate expense in the first quarter of 2005 was $7.6 million, $1.2 million above the prior-year period primarily due to audit-related expenses for Sarbanes-Oxley. Other expense, net, of $7.1 million increased $2.3 million compared to the prior-year period due to an unfavorable impact of foreign currency gains and losses, higher LIFO expense and higher stock-based and other incentive compensation expense.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2005	2004
Energy Production Systems	$308.6	$260.7
Energy Processing Systems	129.4	118.6
Intercompany eliminations	(0.4)	(4.2)

Subtotal Energy Systems	437.6	375.1
FoodTech	134.5	153.9
Airport Systems	56.5	55.6
Intercompany eliminations	(3.2)	(2.1)

Total inbound orders	$625.4	$582.5

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	March 31, 2005	December 31, 2004	March 31, 2004
Energy Production Systems	$1,133.4	$1,222.7	$845.1
Energy Processing Systems	123.9	104.8	146.4
Intercompany eliminations	(0.3)	(1.0)	(6.8)

Subtotal Energy Systems	1,257.0	1,326.5	984.7
FoodTech	165.3	142.7	168.1
Airport Systems	111.6	119.8	127.0
Intercompany eliminations	(3.0)	(1.9)	(1.7)

Total order backlog	$1,530.9	$1,587.1	$1,278.1

The portion of total backlog at March 31, 2005 that we project will be recorded as revenue after fiscal year 2005 is approximately $262.1 million.

Energy Production Systems’ order backlog at March 31, 2005, decreased by $89.3 million compared to December 31, 2004, as a result of lower inbound orders for subsea systems in the first quarter of 2005 than in the immediately preceding quarters and the reduction in floating production systems backlog of $21.2 million caused by progress on the Sonatrach project. Order backlog at March 31, 2005 increased by $288.3 million compared to March 31, 2004, primarily attributable to subsea systems order backlog, which increased by $397.2 million. Subsea order backlog at March 31, 2005, included subsea projects associated with all of the major offshore oil and gas producing regions, such as BP’s Block 18 Greater Plutonio offshore West Africa and Norsk Hydro ASA’s Ormen Lange in the North Sea. Surface systems order backlog increased by $45.9 million compared to March 31, 2004, reflecting stronger market conditions related to the upward trend in rig count activity and in oil and gas prices. A reduction in order backlog for floating production systems partially offset the increase. Compared with March 31, 2004, lower order backlog for floating production systems of $157.0 million was attributable to progress we have made toward completion of existing contracts, including the Sonatrach project.

Energy Processing Systems’ order backlog at March 31, 2005, increased by $19.1 million compared to December 31, 2004, as a result of increases of $9.2 million and $10.8 million for fluid control and measurement systems, respectively. Fluid control order backlog increased as a result of increased service company demand for WECO®/Chiksan® products and stronger demand for oil and gas pump products, while measurement backlog reflects the receipt of new orders in late March 2005. When compared with March 31, 2004, order backlog at March 31, 2005, decreased by $22.5 million. Order backlog of material handling systems at March 31, 2004, included a significant coal fired power generation bulk conveying system.

FoodTech’s order backlog at March 31, 2005, increased by $22.6 million compared to December 31, 2004, primarily attributable to higher order backlog for canning equipment. When compared with March 31, 2004, order backlog at March 31, 2005 decreased by $2.8 million due to declines in order backlog for fruit and vegetable processing equipment offsetting the increase related to canning equipment.

Airport Systems’ order backlog at March 31, 2005, declined by $8.2 million when compared with December 31, 2004. Order backlog decreased for Jetway® passenger boarding bridges as a result of lower North American demand. However, the total decrease was partially offset by an increase in order backlog for airport service projects with new projects in the Dallas and Manchester airports. When compared with March 31, 2004, order backlog at March 31, 2005, decreased by $15.4 million. The decline resulted primarily from a reduction in backlog for Jetway® passenger boarding bridges.

LIQUIDITY AND CAPITAL RESOURCES

Our net debt at March 31, 2005, and December 31, 2004, was $94.0 million and $39.0 million, respectively. Net debt includes short and long-term debt and the current portion of long-term debt, net of cash and cash equivalents. The increase in net debt was primarily due to the increase in working capital requirements during the first quarter of 2005 in our Energy Production Systems segment. Our working capital balances can vary significantly quarter to quarter depending on the payment terms and timing of delivery on key contracts.

Cash Flows

Cash required by operating activities of continuing operations was $49.4 million and $9.7 million for the three months ended March 31, 2005 and 2004, respectively. The increase in cash required by operating activities was primarily due to the increase in working capital requirements of $18.1 million during 2005. The changes in working capital requirements included an increase in cash outflows for inventory purchases partially offset by cash collections on trade receivables in the quarter. We also attribute a portion of our 2005 reduction in operating cash flows to lower profits. Our pension plan contributions increased in 2005 versus 2004. At March 31, 2005, our year-to-date pension plan contributions amounted to $6.2 million, substantially all of which was contributed to the U.K. and Norway qualified pension plans.

Cash required by investing activities was $6.6 million and $12.3 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in cash required by investing activities was primarily due to $4.4 million in higher proceeds from the sale of long-lived assets, including $3.8 million in proceeds from the sale of excess land adjacent to an Airport Systems’ facility in the first quarter of 2005.

Cash provided by financing activities was $6.7 million and $34.1 million for the three months ended March 31, 2005 and 2004, respectively. In 2004, our financing activities included net proceeds from borrowings of approximately $24.2 million as compared to net proceeds of $3.2 from borrowings in 2005. Additionally, the decrease in cash provided by financing activities was attributable to cash outflows of $5.7 million for the repurchase of outstanding common stock during the first quarter of 2005.

Debt and Liquidity

The following is a summary of our credit facilities at March 31, 2005:

(In millions)

Description	Commitment Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit (b)	Unused Capacity		Maturity
Five-year revolving credit facility	$250.0	—	$153.8	$8.2	$88.0		April 2006
Five-year revolving credit facility	250.0	—	—	7.8	242.2		April 2009

	$500.0	—	$153.8	$16.0	$330.2	(c)

(a)	Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.
(b)	The five-year revolving credit facilities allow us to obtain a total of $250.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with these facilities.
(c)	The outstanding balance of commercial paper combined with the debt outstanding under the revolving credit facilities and the amount in standby letters of credit is limited to $500.0 million.

Among other restrictions, the terms of the committed credit agreements include negative covenants related to liens and financial covenants related to consolidated tangible net worth, debt to earnings ratios and interest coverage ratios. We are in compliance with all debt covenants as of March 31, 2005. Our five-year revolving credit facility maturing April 2006 carries an effective annual interest rate of 100 basis points above the one-month London Interbank Offered Rate (“LIBOR”). The five-year revolving credit facility maturing April 2009 carries an effective annual interest rate of 87.5 basis points above the one-month LIBOR.

We initiated a commercial paper program in 2003 to provide an alternative vehicle for meeting short-term funding requirements. Under this program and subject to available capacity under our committed revolving credit facilities, we have the ability to access up to $400.0 million of short-term financing through our commercial paper dealers. We have interest rate swaps related to $150.0 million of our $153.8 million in commercial paper outstanding at March 31, 2005. The effect of these interest rate swaps, which mature in June 2008, is to fix the effective annual interest rate on these borrowings at 2.9%.

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

Other domestic and international borrowings totaled $2.8 million and $3.4 million at March 31, 2005 and December 31, 2004, respectively.

Outlook

We are authorized to repurchase up to two million shares of our common stock. We announced plans to begin the repurchase of shares of our outstanding common stock during 2005, and during the first quarter of 2005, we repurchased 170,700 shares. The timing and amount of further repurchases will depend on market conditions.

We plan to meet our cash requirements in 2005 with cash generated from operations, our available credit facilities and commercial paper.

In 2005, we expect to pay previously accrued income taxes of approximately $27 million, primarily due to the completion of significant subsea projects in Norway. We included this obligation on our consolidated balance sheets in current income taxes payable.

For 2005, we estimate capital expenditures will be in the range of $65-$70 million, compared with 2004 capital spending of approximately $50 million. The anticipated increase in the level of capital spending is partly attributable to expenditures planned in Malaysia, Nigeria and Angola by Energy Production Systems to support our subsea business.

During the remainder of 2005, we anticipate contributing approximately $23 million to our pension plans, including $15 million to our domestic qualified pension plan, which does not have a minimum funding requirement for 2005. Using our current assumptions, we will not have a minimum funding requirement on the domestic qualified pension plan until 2013.

We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

We have not completed our analysis of the repatriation provisions under the American Jobs Creation Act of 2004, and thus, have not determined the amount of foreign earnings to be repatriated or the timing of any dividends. However, if we do proceed with a repatriation plan, we will consider modifying our debt structure, such as incurring debt at a foreign subsidiary, to fund dividends to the U.S. The repatriated earnings would be reinvested in our domestic operations.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004, for a discussion of our critical accounting estimates. During the three months ended March 31, 2005, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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

In May 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on accounting for the effects of the Act and also requires certain disclosures. Under FSP 106-2, plan sponsors are required to determine whether their retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. In the first quarter of 2005, we completed our evaluation of the benefits provided by our plan and concluded that the benefits are not actuarially equivalent to those under Medicare Part D. Therefore, our reported net periodic benefit cost does not reflect any amount associated with the federal subsidy. In the future, we may consider amending our retiree health program to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and have concluded that our disclosure controls and procedures were effective. During the quarter ended March 31, 2005, there was one change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In January 2005, we enacted various process and information system enhancements in our Energy Production Systems segment related to the implementation of SAP software at our Houston subsea systems facility. These process and information system enhancements have resulted in modifications to the internal controls principally supporting the accounts receivable, inventory management and accounts payable processes. There have been no other significant changes in internal controls or in other factors that could significantly affect internal controls over financial reporting subsequent to the evaluation date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of March 31, 2005, and the related consolidated statements of income and cash flows for the three-months ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2004, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated March 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois

May 9, 2005

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the Separation and Distribution Agreement with FMC Corporation, which contains key provisions relating to our 2001 spin-off from FMC Corporation, FMC Corporation is required to indemnify us for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. We expect that FMC Corporation will bear responsibility for the majority of these claims. Certain claims have been asserted subsequent to the spin-off. While the ultimate responsibility for certain of these claims cannot yet be determined due to lack of identification of the products or premises involved, we also expect that FMC Corporation will bear responsibility for a majority of these claims.

In February 2003, we initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. In October 2004, ABB filed a petition to remove the case to federal court. In February 2005, the United States District Court Southern District of Texas set the matter for trial beginning in November 2005.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no unregistered sales of equity securities during the three-months ended March 31, 2005. The following table summarizes repurchases of our common stock during the three-months ended March 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
January 1, 2005 – January 31, 2005	3,000	$30.52	—	—
February 1, 2005 – February 28, 2005	1,470	$32.75	—	2,000,000
March 1, 2005 – March 31, 2005	180,500	$33.67	170,700	1,829,300

Total	184,970	$33.61	170,700	1,829,300

(a)	Represents 170,700 shares of common stock repurchased and held in treasury and 14,270 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 12,490 shares of registered common stock held in this trust, as directed by the beneficiaries, during the three months ended March 31, 2005.
(b)	On February 7, 2005, we announced a plan to repurchase shares of our outstanding common stock during 2005, pursuant to a repurchase program approved by our Board of Directors. Under this program, we are authorized to repurchase up to two million shares of common stock through open market purchases.

ITEM 6. EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description
10.4d	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee).

10.4e	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director).

10.4f	Form of Grant Agreement for Key Manager Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan.

10.4g	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee).

10.4h	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director).

10.4i	Form of Grant Agreement for Stock Appreciation Rights Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan.

10.4j	Form of Grant Agreement for Performance Units Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan.

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.
(Registrant)

/s/ Ronald D. Mambu
Ronald D. Mambu Vice President, Controller, and duly authorized officer

Date: May 9, 2005

EXHIBIT INDEX

Number in Exhibit Table	Description
10.4d	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee).

10.4e	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director).

10.4f	Form of Grant Agreement for Key Manager Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan.

10.4g	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee).

10.4h	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director).

10.4i	Form of Grant Agreement for Stock Appreciation Rights Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan.

10.4j	Form of Grant Agreement for Performance Units Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan.

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.