Form 10-Q
period 2005-06-30
FMC TECHNOLOGIES INC
filed 2005-08-05
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2005
Common Stock, par value $0.01 per share	68,578,841

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$812.5	$671.5	$1,494.1	$1,234.2
Costs and expenses:
Cost of sales	670.8	541.7	1,251.1	991.9
Selling, general and administrative expense	91.6	83.1	180.2	162.5
Research and development expense	13.4	10.9	26.7	23.3

Total costs and expenses	775.8	635.7	1,458.0	1,177.7
Minority interests	(0.3)	(0.1)	(1.1)	0.1

Income before net interest expense and income taxes	36.4	35.7	35.0	56.6
Net interest expense	(1.2)	(1.8)	(2.4)	(3.8)

Income before income taxes	35.2	33.9	32.6	52.8
Provision for income taxes (Note 8)	5.8	9.8	3.2	15.3

Net income	$29.4	$24.1	$29.4	$37.5

Earnings per share (Note 2)
Basic	$0.43	$0.36	$0.42	$0.56

Diluted	$0.42	$0.35	$0.41	$0.55

Weighted average shares outstanding (Note 2)
Basic	69.0	67.2	69.1	67.0

Diluted	70.7	69.0	70.7	68.7

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)	June 30, 2005	December 31, 2004
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$85.4	$124.1
Trade receivables, net of allowances of $10.6 in 2005 and $10.9 in 2004	651.4	671.7
Inventories (Note 3)	418.4	316.3
Prepaid expenses	20.6	15.0
Other current assets	72.2	90.0

Total current assets	1,248.0	1,217.1
Investments	82.5	76.6
Property, plant and equipment, net of accumulated depreciation of $447.6 in 2005 and $441.1 in 2004	323.1	332.8
Goodwill (Note 4)	118.8	116.8
Intangible assets, net (Note 4)	65.5	72.0
Deferred income taxes	70.6	47.0
Other assets	30.0	31.6

Total assets	$1,938.5	$1,893.9

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$5.4	$2.7
Accounts payable, trade and other	345.6	368.8
Advance payments	326.7	297.5
Other current liabilities	214.4	237.4
Income taxes payable	30.4	57.0
Current portion of accrued pension and other postretirement benefits	27.7	28.7
Deferred income taxes	5.7	3.3

Total current liabilities	955.9	995.4
Long-term debt, less current portion	244.3	160.4
Accrued pension and other postretirement benefits, less current portion	22.6	20.6
Reserve for discontinued operations	6.2	6.9
Other liabilities	40.2	42.5
Minority interests in consolidated companies	6.4	5.9
Commitments and contingent liabilities (Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2005 or 2004	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 69.3 and 68.8 shares issued in 2005 and 2004, respectively; 68.4 and 68.7 shares outstanding in 2005 and 2004, respectively	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.1 shares outstanding in 2005 and 2004	(3.0)	(2.4)
Common stock held in treasury, at cost, 0.8 shares in 2005, no shares in 2004 (Note 11)	(25.5)	—
Capital in excess of par value of common stock	658.8	637.8
Retained earnings	116.5	87.1
Accumulated other comprehensive loss (Note 11)	(84.6)	(61.0)

Total stockholders’ equity	662.9	662.2

Total liabilities and stockholders’ equity	$1,938.5	$1,893.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Six Months Ended June 30,
	2005	2004
Cash (required) provided by operating activities of continuing operations:
Net income	$29.4	$37.5
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	26.3	26.5
Amortization	5.8	4.5
Employee benefit plan costs	20.5	19.3
Deferred income tax provision (benefit)	(17.7)	(32.1)
(Gain) loss on sale of assets	(4.9)	0.8
Other	5.3	2.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(8.3)	(26.6)
Inventories	(122.5)	(8.4)
Other current assets and other assets	6.7	7.5
Accounts payable, trade and other	(9.8)	2.6
Advance payments	42.8	28.0
Other current liabilities and other liabilities	(22.0)	0.6
Income taxes payable	(26.4)	32.6
Accrued pension and other postretirement benefits, net	(9.5)	(3.1)

Cash (required) provided by operating activities of continuing operations	(84.3)	91.9

Cash required by discontinued operations	(0.2)	(5.5)

Cash provided (required) by investing activities:
Capital expenditures	(28.9)	(22.8)
Business acquisition, net of cash acquired	—	(0.9)
Proceeds from sale of property, plant and equipment and other long-lived assets	8.3	3.7
Increase in investments	—	(0.4)

Cash required by investing activities	(20.6)	(20.4)

Cash provided (required) by financing activities:
Net increase in short-term debt and current portion of long-term debt	0.2	20.3
Net increase in commercial paper	86.9	21.8
Repayments of long-term debt	(0.6)	(50.0)
Proceeds from issuance of common stock upon exercise of stock options	9.9	14.1
Purchase of treasury stock	(25.5)	—
Net (increase) decrease in common stock held in employee benefit trust	(0.5)	1.1

Cash provided by financing activities	70.4	7.3

Effect of exchange rate changes on cash and cash equivalents	(4.0)	(0.8)

Increase (decrease) in cash and cash equivalents	(38.7)	72.5
Cash and cash equivalents, beginning of period	124.1	29.0

Cash and cash equivalents, end of period	$85.4	$101.5

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements, and notes thereto (the “statements”), of FMC Technologies, Inc. and its consolidated subsidiaries (“FMC Technologies” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Note 2: Earnings Per Share (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2005	2004	2005	2004
Basic earnings per share:
Net income	$29.4	$24.1	$29.4	$37.5

Weighted average number of shares outstanding	69.0	67.2	69.1	67.0

Basic earnings per share	$0.43	$0.36	$0.42	$0.56

Diluted earnings per share:
Net income	$29.4	$24.1	$29.4	$37.5

Weighted average number of shares outstanding	69.0	67.2	69.1	67.0
Effect of dilutive securities:
Options on common stock	1.0	1.3	1.0	1.3
Restricted stock	0.7	0.5	0.6	0.4

Total shares and diluted securities	70.7	69.0	70.7	68.7

Diluted earnings per share	$0.42	$0.35	$0.41	$0.55

Excluded from the computation of diluted shares outstanding for 2004 were options to purchase 0.5 million shares of common stock. These options were excluded because the option exercise prices exceeded the average market prices of the Company’s stock during the three and six months ended June 30, 2004.

There were no dividends declared during the six months ended June 30, 2005 or 2004.

Note 3: Inventories

Inventories consisted of the following:

(In millions)	June 30, 2005	December 31, 2004
Raw materials	$128.2	$87.3
Work in process	136.7	96.5
Finished goods	297.8	268.0

Gross inventories before LIFO reserves and valuation adjustments	562.7	451.8
LIFO reserves and valuation adjustments	(144.3)	(135.5)

Net inventories	$418.4	$316.3

The net inventory balance has increased by $102.1 million from December 31, 2004, primarily in the Energy Production Systems segment as a result of higher business activity. The inventory growth has been funded in part by advance payments and commercial paper borrowings during 2005. As of June 30, 2005, the Company had $249.7 million in outstanding debt, an increase of $86.6 million from the prior year-end.

Note 4: Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill by business segment was as follows:

(In millions)	June 30, 2005	December 31, 2004
Energy Production Systems	$84.4	$81.5
Energy Processing Systems	10.7	10.7

Subtotal Energy Systems	95.1	92.2
FoodTech	14.8	15.6
Airport Systems	8.9	9.0

Total goodwill	$118.8	$116.8

The change in the carrying amount of goodwill results from the impact of foreign currency translation adjustments.

Other intangible assets

All of the Company’s acquired other intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. Amortization expense related to intangible assets in the three and six months ended June 30, 2005, was $1.2 million and $2.5 million, respectively. Amortization expense related to intangible assets in the three and six months ended June 30, 2004, was $1.2 million and $2.3 million, respectively. The Company estimates that amortization of intangible assets will be approximately $2.4 million for the remainder of 2005. Based on current information, annual amortization expense for acquired intangible assets is expected to be approximately $5.0 million during the years 2006 through 2010.

The components of intangible assets were as follows:

	June 30, 2005		December 31, 2004
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$30.6	$8.1	$31.1	$6.4
Patents and acquired technology	47.9	18.1	52.4	21.1
Trademarks	19.1	6.6	20.4	5.2
Other	1.3	0.6	1.9	1.1

Total intangible assets	$98.9	$33.4	$105.8	$33.8

Note 5: Derivative Financial Instruments

The consolidated balance sheets include the following amounts representing the fair value of derivative instruments:

(In millions)	June 30, 2005	December 31, 2004
Other current assets	$17.9	$37.6
Other assets	6.8	8.0
Other current liabilities	10.8	27.9
Other liabilities	1.1	3.2

Total net fair value of derivative instruments	$12.8	$14.5

At June 30, 2005, the net fair value of derivative instruments held on the balance sheet was $12.8 million. Cash flow hedges accounted for $4.5 million in net assets, while fair value hedges accounted for an additional $8.3 million in net assets. The mark-to-market changes in cash flow hedges are deferred until the underlying hedged transactions are executed, and are included in other comprehensive income (loss) on the consolidated balance sheets. The deferred gains, net of income taxes, totaled $7.2 million and $7.7 million at June 30, 2005 and December 31, 2004, respectively. Mark-to-market changes of fair value hedges are recorded in cost of sales on the consolidated statements of income and offset the mark-to-market changes of the underlying exposures.

There was no material hedge ineffectiveness related to outstanding cash flow hedges recorded in earnings during the three and six months ended June 30, 2005 or 2004.

Note 6: Allowance for Contract Loss

FMC SOFEC Floating Production Systems, a subsidiary of FMC Technologies, entered into a $252 million contract to supply an offshore oil loading system to Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”) in 2003. In 2004, the Company recorded losses of $21.4 million on this project due to increased costs required to complete the project. These increased costs were caused, in part, by severe storms in November 2004 at the project sites which created significant delays in the execution of the project. This loss was reflected in the consolidated results for the year ended December 31, 2004.

During the first quarter 2005, continued adverse weather conditions as well as problems with testing and installation of the offshore pipelines and onshore equipment further increased management’s estimate of the total cost and time required to complete the project. As a result, a charge of $27.0 million was reflected in the Company’s results for the quarter ended March 31, 2005.

During the second quarter of 2005, the Company’s management increased its estimate of the total cost to complete the contract and recorded a charge of $11.9 million due to continued offshore installation delays, higher onshore construction costs and continued customer caused delays.

Under the terms of the contract, Sonatrach is eligible to invoke penalties for late delivery. The penalties accrue daily subsequent to the contractual acceptance dates and can total a maximum of 10% of the contract value or $25.2 million. The customer acceptance date is now estimated to be beyond the date at which the maximum late penalty could be assessed. Sonatrach has reserved its rights to assess the late penalties. However, the Company believes that it has claims against Sonatrach for the delay based on force majeure weather conditions, customer required work stoppages and other customer delays. Consequently, the Company does not believe the assessment of late penalties is probable and therefore has not included these penalties in its cost estimate.

Furthermore, the Company has notified Sonatrach of its intent to pursue additional claims relating to costs incurred by the Company due to customer work stoppages, work required beyond the contract scope and other customer caused delays.

Should the Company and Sonatrach not be able to reach resolution concerning the claims referred to above, the contract requires that disputes be resolved by binding arbitration by the International Chamber of Commerce in Paris.

Unanticipated changes in conditions or changes in the Company’s underlying assumptions based on new information, including, but not limited to, problems associated with start-up and commissioning, could cause the Company to change its estimate of total costs to complete the project and to incur losses in excess of those accrued at June 30, 2005. Alternatively, the ultimate loss on this project may decrease upon resolution of the work delay claims management believes are enforceable against Sonatrach. No assurances can be provided regarding the timing of the resolution of these claims or that they will be on terms favorable to the Company.

At June 30, 2005 and December 31, 2004, current liabilities on the Company’s consolidated balance sheets included $6.6 million and $5.8 million, respectively, representing the allowance for losses in connection with the project. See Note 12 for a description of a letter of credit issued as a performance guarantee under the Sonatrach contract.

Note 7: Warranty Obligations

The Company provides warranties of various lengths and terms to certain of its customers based on standard offerings and negotiated agreements. Warranty cost and accrual information is as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$12.7	$10.3	$12.7	$10.5
Expense for new warranties	9.3	4.7	12.6	7.5
Adjustments to existing accruals	(0.5)	(0.3)	(0.4)	(0.4)
Claims paid	(4.3)	(2.6)	(7.7)	(5.5)

Balance at end of period	$17.2	$12.1	$17.2	$12.1

Note 8: Income Taxes

The provision for income taxes was $5.8 million and $3.2 million for the three and six months ended June 30, 2005, respectively. This results in effective tax rates of 16% and 10%, respectively. The difference between the effective tax rates and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates, an income tax benefit for loss provisions on the Sonatrach contract which were recognized in the periods the loss provisions were incurred, and lower foreign income taxes. The Company believes the effective tax rate for 2005 will be approximately 22%, which does not include the impact, if any, of income tax expense or benefit resulting from the resolution of foreign or domestic tax audits or from foreign dividend repatriation under the provisions of the American Jobs Creation Act (the “Act”).

The Act, signed into law on October 22, 2004, creates an incentive for U.S. corporations to repatriate earnings of foreign subsidiaries in 2005 by providing an 85% dividends received deduction for qualifying dividends. The deduction is subject to a number of limitations and as of June 30, 2005, the Company had not determined whether, and to what extent, it would repatriate earnings under the provisions of the Act. Accordingly, income tax expense for the three and six months ended June 30, 2005, does not reflect any provision related to the repatriation of earnings under the provisions of the Act. However, based on the Company’s analysis to date, a reasonable range of possible qualifying dividends that the Company might repatriate is between $0 and $400 million, with a potential range of income tax liability between $0 and $30 million. The Company’s analysis of this Act and of its implications for the Company is not complete, and the amount of earnings repatriated by the Company, if any, and the income tax impact thereof, may vary considerably from these estimates. We expect to complete this analysis and announce a decision and the resulting financial statement impacts, if any, in the second half of 2005.

Note 9: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$6.6	$5.8	$13.1	$11.5
Interest cost	9.4	8.7	18.7	17.4
Expected return on plan assets	(11.5)	(10.1)	(23.0)	(20.3)
Amortization of transition asset	(0.1)	—	(0.2)	(0.1)
Amortization of prior service cost	0.2	0.1	0.4	0.4
Amortization of actuarial losses, net	1.8	1.7	3.4	3.3

Net periodic benefit cost	$6.4	$6.2	$12.4	$12.2

(In millions)	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	0.4	0.6	1.0	1.2
Amortization of prior service benefit	(0.4)	(0.5)	(0.8)	(0.9)
Amortization of actuarial losses, net	0.1	0.2	0.1	0.2

Net periodic benefit cost	$0.2	$0.5	$0.6	$0.9

For the three and six months ended June 30, 2005, contributions to the Company’s pension plans amounted to $2.3 million and $8.5 million, respectively. Substantially all of these contributions were made to the U.K. and Norway qualified pension plans. During the remainder of 2005, the Company anticipates contributing approximately $21.0 million to its pension plans, including $15.0 million to its domestic qualified pension plan, which does not have a minimum funding requirement for 2005.

Note 10: Stock-Based Compensation

Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Total stock-based employee compensation expense, including stock option and other stock-based compensation expense, was $4.4 million and $3.1 million for the three months ended June 30, 2005 and 2004, respectively, and $7.9 million and $5.8 million for the six months ended June 30, 2005 and 2004, respectively.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires an entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant date fair value of the award. In addition, SFAS No. 123R amends the accounting for modifications and forfeitures of awards in determining compensation cost. As the Company currently accounts for stock-based compensation under the fair value provisions of SFAS No. 123, the Company will adopt the remaining provisions of SFAS No. 123R no later than January 1, 2006. The Company continues to evaluate the impact that the adoption of the remaining provisions of SFAS No. 123R will have on results of operations, financial position or cash flows.

The Company recognizes share-based compensation expense over the stated vesting period. If an employee reaches retirement age during a stated vesting period, and elects to retire, his or her award would vest upon such retirement and the Company would immediately record the remaining unrecognized cost. When the Company adopts SFAS No. 123R, the Company will change its policy for recognizing expense for awards that accelerate vesting upon retirement. For awards granted after January 1, 2006, the period over which expense is recognized will be the lesser of the stated vesting period or the period until the employee becomes retirement eligible. The effect of implementing this expense policy for all periods presented in this report would not have been material to the results of operations for any of the periods presented, or cumulatively.

Note 11: Stockholders’ Equity

The Company has been authorized by its Board of Directors to repurchase up to two million shares of its issued and outstanding common stock. In February 2005, the Company announced plans to begin repurchasing shares. Of the two million shares authorized, the Company repurchased 657,356 shares for $19.8 million in the three months ended June 30, 2005 and 828,056 shares for $25.5 million in the six months ended June 30, 2005. The Company intends to hold repurchased shares in treasury for general corporate purposes, including issuances under its employee stock plans. The treasury shares are accounted for using the cost method.

Comprehensive income (loss) consisted of the following:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$29.4	$24.1	$29.4	$37.5
Foreign currency translation adjustments	(8.5)	(1.4)	(27.7)	(11.5)
Net deferral of hedging gains (losses), net of income taxes	0.3	2.7	(0.5)	(1.0)
Unrealized gain on available-for-sale investment, net of income taxes	3.7	—	3.2	—
Minimum pension liability adjustments, net of income taxes	0.6	(0.2)	1.4	(0.5)

Comprehensive income	$25.5	$25.2	$5.8	$24.5

As of June 30, 2005 and December 31, 2004, the available-for-sale investment was reflected in investments on the consolidated balance sheets at its fair value of $64.5 million and $59.2 million, respectively. For the three and six months ended June 30, 2005 and 2004, the Company did not sell any equity securities included in this investment, and thus there were no realized gains or losses included in net income for either period. The cost of the investment was $49.1 million at June 30, 2005 and December 31, 2004.

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	June 30, 2005	December 31, 2004
Cumulative foreign currency translation adjustments	$(75.9)	$(48.2)
Cumulative deferral of hedging gains, net of income taxes	7.2	7.7
Unrealized gain on available-for-sale investment, net of income taxes	9.3	6.1
Cumulative adjustments to minimum pension liability, net of income taxes	(25.2)	(26.6)

Accumulated other comprehensive loss	$(84.6)	$(61.0)

Note 12: Commitments and Contingent Liabilities

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. The majority of these financial instruments represent guarantees of the Company’s future performance. Management does not expect these financial instruments to result in losses, if any, which would have a material adverse effect on the Company’s consolidated financial position or results of operations. However, it is possible that one of our customers, Sonatrach, may draw up to $25.2 million on an unconditional letter of credit for performance we established with one of our lenders in conjunction with an ongoing long-term contract (see Note 6).

The Company and FMC Corporation (“FMC”), its former parent, are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the Separation and Distribution Agreement entered into between FMC and the Company during the spin-off of the Company from FMC in 2001, FMC is required to indemnify the Company for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. The Company expects that FMC will bear responsibility for the majority of these claims. Certain claims have been asserted subsequent to the spin-off. While the ultimate responsibility for certain of these claims cannot yet be determined due to lack of identification of the products or premises involved, the Company also expects that FMC will bear responsibility for a majority of these claims.

In February 2003, the Company initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. In October 2004, ABB filed a petition to remove the case to federal court. In February 2005, the United States District Court for the Southern District of Texas set the matter for trial beginning in November 2005.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Note 13: Business Segment Information

Segment revenue and segment operating profit

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
Energy Production Systems	$471.4	$345.4	$869.2	$641.7
Energy Processing Systems	123.3	115.1	233.6	224.5
Intercompany eliminations	(0.5)	(3.4)	(1.5)	(6.3)

Subtotal Energy Systems	594.2	457.1	1,101.3	859.9
FoodTech	139.3	151.4	251.2	254.8
Airport Systems	82.0	65.1	146.7	123.2
Intercompany eliminations	(3.0)	(2.1)	(5.1)	(3.7)

Total revenue	$812.5	$671.5	$1,494.1	$1,234.2

Income before income taxes
Segment operating profit:
Energy Production Systems	$19.3	$23.2	$18.1	$44.0
Energy Processing Systems	13.6	7.0	20.6	11.7

Subtotal Energy Systems	32.9	30.2	38.7	55.7
FoodTech	12.3	13.9	15.7	18.5
Airport Systems	4.6	3.2	8.7	5.2

Total segment operating profit	49.8	47.3	63.1	79.4
Corporate items:
Corporate expense(1)	(6.7)	(6.2)	(14.3)	(12.6)
Other expense, net(2)	(6.7)	(5.4)	(13.8)	(10.2)
Net interest expense	(1.2)	(1.8)	(2.4)	(3.8)

Total corporate items	(14.6)	(13.4)	(30.5)	(26.6)

Income before income taxes	$35.2	$33.9	$32.6	$52.8

(1)	Corporate expense primarily includes staff expenses.
(2)	Other expense, net, comprises expense related to share-based compensation, LIFO inventory adjustments, expense related to employee pension and other postretirement employee benefits and foreign currency related gains or losses.

Segment operating capital employed

(In millions)	June 30, 2005	December 31, 2004
Segment operating capital employed (1):
Energy Production Systems	$427.1	$362.1
Energy Processing Systems	177.7	169.1

Subtotal Energy Systems	604.8	531.2
FoodTech	163.9	183.4
Airport Systems	84.9	77.7

Total segment operating capital employed	853.6	792.3
Segment liabilities included in total segment operating capital employed (2)	876.3	874.1
Corporate (3)	208.6	227.5

Total assets	$1,938.5	$1,893.9

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO reserves.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments from customers, accrued payroll and other liabilities.
(3)	Corporate includes cash, the available-for-sale investment (See Note 11), LIFO inventory reserves, deferred income tax accounts, property, plant and equipment not associated with a specific segment and the fair value of derivatives.

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

Among the important factors that could have an impact on our ability to achieve our operating results and growth plan goals are:

•	Increased competition from other companies operating in our industries, some of which may have capital resources equivalent to or greater than ours;

•	Instability and unforeseen changes in economic, political and social conditions in the international markets where we conduct business, including economically and politically volatile areas such as North Africa, West Africa, the Middle East, Latin America and the Asia Pacific region, which could cause or contribute to: foreign currency fluctuations; inflationary and recessionary markets; civil unrest, terrorist attacks and wars; seizure of assets; trade restrictions; foreign ownership restrictions; restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations; changes in governmental laws and regulations and the level of enforcement of laws and regulations; inability to repatriate income or capital; and reductions in the availability of qualified personnel. This includes the startup and/or local expansion of facilities associated with manufacturing in Nigeria and Angola;

•	Increasing business activity involving large subsea and/or offshore projects, which exposes us to increased risks due to the significant technical and logistical challenges of these projects, their longer lead times and the requirement to dedicate substantial engineering effort and other capital resources to these projects;

•	Inability to complete a project as scheduled or to meet other contractual obligations to our customers, potentially leading to reduced profits or losses;

•	Severe weather conditions and natural disasters which may cause crop damage, affect the price of oil and gas, and cause damage or delays in offshore project locations, which may adversely impact the demand for our products and impair our ability to complete significant projects within required time frames or without incurring significant unanticipated costs;

•	Significant changes in interest rates or taxation rates;

•	Shortages of raw materials, unanticipated increases in raw material prices (including the price of steel) compared with historical levels, and our ability to mitigate the impact of higher costs through increased pricing;

•	Inability to implement and effect price increases for our products and services when necessary;

•	Inherent risks in the marketplace associated with new product introductions and technologies and the development of new manufacturing processes;

•	Changes in current prices for crude oil and natural gas and the perceived stability and sustainability of those prices as well as long-term forecasts can impact capital spending decisions by oil and gas exploration and production companies and may lead to significant changes in the level of oil and gas exploration, production, development and processing and affect the demand for our products and services;

•	The effect of governmental policies regarding exploration and development of oil and gas reserves, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing and the level of production in non-OPEC countries;

•	Changes in capital spending levels by the U.S. Government and the impact of economic conditions and political and social issues on government appropriation decisions, including the procurement of Halvorsen loaders by the U.S. military;

•	Changes in business strategies and capital spending levels in the airline industry due to changes in international, national, regional and local economic conditions, war, political instability and terrorism (and the threat thereof), consumer perceptions of airline safety, and costs associated with safety, security and the weather;

•	Consolidation of customers in the petroleum exploration, commercial food processing or airline or air freight industries;

•	Unanticipated issues related to food safety, including costs related to product recalls, regulatory compliance and any related claims or litigation;

•	Freight transportation delays;

•	Our ability to integrate, operate and manage newly acquired business operations or joint venture investments, particularly in situations where we cannot control the actions of our joint venture partner and have only limited rights in controlling the actions of the joint venture;

•	The risk of not realizing our investment in MODEC, Inc., due to potential impairment in its market value, and/or the potential – even likely – illiquidity of this investment;

•	Conditions affecting domestic and international capital and equity markets;

•	Unexpected changes in the size and timing of regional and/or product markets, particularly for short lead-time products;

•	Risks associated with litigation, including changes in applicable laws, the development of facts in individual cases, settlement opportunities, the actions of plaintiffs, judges and juries and the possibility that current reserves relating to our ongoing litigation may prove inadequate;

•	Our failure to accurately estimate the resources, time and other requirements of fixed price contracts, and our failure to complete our contractual obligations within the time frame and costs committed, especially as it relates to our ongoing project with Sonatrach-TRC, the Algerian Oil and Gas Company;

•	The effect of the loss or termination of a strategic alliance with a major customer, particularly as it relates to our Energy Production Systems businesses;

•	The effect of labor-related actions, such as strikes, slowdowns and facility occupations;

•	The loss of key management or other personnel;

•	Developments in technology of competitors and customers that could impact our market share and the demand for our products and services;

•	Supply and demand imbalances of certain commodities such as citrus fruit, fruit juices and tomatoes; and

•	Environmental and asbestos-related liabilities that may arise in the future that exceed our current reserves.

We wish to caution that the foregoing list of important factors may not be all-inclusive and specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(In millions, except %)	Three Months Ended June 30,		Change
	2005	2004	$	%
Revenue	$812.5	$671.5	$141.0	21.0%
Costs and expenses:
Cost of sales	670.8	541.7	129.1	23.8
Selling, general and administrative expense	91.6	83.1	8.5	10.2
Research and development expense	13.4	10.9	2.5	22.9

Total costs and expenses	775.8	635.7	140.1	22.0
Minority interests	(0.3)	(0.1)	(0.2)	*
Net interest expense	(1.2)	(1.8)	0.6	(33.3)

Income before income taxes	$35.2	$33.9	$1.3	3.8
Provision for income taxes	5.8	9.8	(4.0)	(40.8)

Net income	$29.4	$24.1	$5.3	22.0%

*	Not meaningful

Our total revenue for the second quarter of 2005 increased compared to the same period in 2004, primarily due to continued growth in our Energy Production Systems business. We continue to benefit from the growing demand for the supply of oilfield-related equipment, especially in subsea systems, used in the major oil and gas producing regions throughout the world. To a lesser extent, the increase in 2005 revenue also reflected higher revenue in the Airport Systems and Energy Processing Systems business segments. Of the total increase in sales, $27.2 million was attributable to the favorable impact of foreign currency translation.

Cost of sales for the second quarter of 2005 was higher compared to the same period in 2004. Cost of sales totaled 82.6% of sales, up from 80.7% in 2004. The $11.9 million provision for anticipated losses on our contract with Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”), recorded in the second quarter of 2005 was the primary driver of the increase in cost of sales as a percentage of sales. Of the total increase in cost of sales, $23.6 million was attributable to the impact of foreign currency translation.

Selling, general and administrative expense for the second quarter of 2005 increased compared to the same period in 2004, but declined as a percentage of sales from 12.4% in 2004 to 11.3% in 2005. Higher costs in our Energy Production Systems business were primarily responsible for the increase, the result of a higher level of bid and proposal activities and the impact of increased headcount required to support growth in this business segment. Of the total increase in selling, general and administrative expense, $1.9 million was attributable to the impact of foreign currency translation.

Net interest expense for the second quarter of 2005, was lower compared to the same period in 2004, primarily as a result of lower average debt levels.

Income tax expense for the second quarter of 2005 was $5.8 million on income before income taxes of $35.2 million, resulting in an effective income tax rate of 16%. This tax rate reflects $6.8 million in income tax benefits related to a loss provision on the Sonatrach contract recognized during this period and lower foreign income taxes. Income tax expense for the second quarter of 2004 was $9.8 million on income before income taxes of $33.9 million, resulting in an effective income tax rate of 29%. For this period, the difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign tax rates.

Outlook

We estimate that our full-year 2005 diluted earnings per share will be within the range of $1.26 to $1.46 per share. This estimate includes the Sonatrach loss provisions recognized during the six months ended June 30, 2005, which reduced diluted earnings per share by $0.34. However, this estimate assumes we will not incur any further losses on the Sonatrach contract for the remainder of 2005 (see Note 6), and does not include the impact, if any, of income tax expense or benefit resulting from the resolution of foreign or domestic tax audits or from foreign dividend repatriation under the provisions of the American Jobs Creation Act (the “Act”).

We expect growth in our Energy Systems and Airport Systems businesses over their full-year 2004 results, and FoodTech is projected to perform at a level that is equal to or slightly higher than its full-year 2004 results. While we anticipate higher segment operating profit in 2005, our corporate items, including corporate expense and other expense, are expected to increase over the prior year amounts. Finally, we project that our effective tax rate for 2005 will be approximately 22%. This rate does not include the impact, if any, of income tax expense or benefit resulting from the resolution of foreign or domestic tax audits or from foreign dividend repatriation under the provisions of the Act. The Company expects to reach a decision on repatriating earnings during the second half of 2005.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

(In millions, except %)	Three Months Ended June 30,		Favorable/(Unfavorable)
	2005	2004	$	%
Revenue
Energy Production Systems	$471.4	$345.4	$126.0	36.5%
Energy Processing Systems	123.3	115.1	8.2	7.1
Intercompany eliminations	(0.5)	(3.4)	2.9	*

Subtotal Energy Systems	594.2	457.1	137.1	30.0
FoodTech	139.3	151.4	(12.1)	(8.0)
Airport Systems	82.0	65.1	16.9	26.0
Intercompany eliminations	(3.0)	(2.1)	(0.9)	*

Total revenue	$812.5	$671.5	$141.0	21.0%

Segment Operating Profit
Energy Production Systems	$19.3	$23.2	$(3.9)	(16.8)%
Energy Processing Systems	13.6	7.0	6.6	94.3

Subtotal Energy Systems	32.9	30.2	2.7	8.9
FoodTech	12.3	13.9	(1.6)	(11.5)
Airport Systems	4.6	3.2	1.4	43.8

Total segment operating profit	49.8	47.3	2.5	5.3
Corporate Items
Corporate expense	(6.7)	(6.2)	(0.5)	(8.1)
Other expense, net	(6.7)	(5.4)	(1.3)	(24.1)
Net interest expense	(1.2)	(1.8)	0.6	33.3

Total corporate items	(14.6)	(13.4)	(1.2)	(9.0)

Income before income taxes	35.2	33.9	1.3	3.8
Provision for income taxes	(5.8)	(9.8)	4.0	40.8

Net income	$29.4	$24.1	$5.3	22.0%

*	Not meaningful

Segment operating profit (loss) is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit (loss): corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue was higher in the second quarter of 2005 compared to the same period in 2004. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Favorable shifts in these factors have contributed to higher revenue from sales of subsea systems and surface products. Revenue from sales of subsea systems of $367.1 million in the second quarter of 2005 grew by $132.0 million, or 56%, from $235.1 million in the second quarter of 2004. Approximately 80% of the increase in revenue from sales of subsea systems is attributable to higher volumes, with the remaining 20% due to the favorable impact of foreign currency translation. Subsea volumes increased primarily as a result of progress on new and ongoing projects located offshore West Africa and Brazil, the North Sea and in the Asia Pacific region. Additionally, for the second quarter of 2005, revenues from sales of surface products grew by $28.2 million due primarily to favorable market conditions for land based drilling. These increases were partially offset by a $35.6 million reduction in sales of floating production systems, primarily relating to the Sonatrach project, which had sales of $10.1 million for the quarter.

Energy Production Systems generated an operating profit of $19.3 million in the second quarter of 2005, which represented a decrease compared to the same period in 2004. Higher sales volumes contributed $20.2 million in incremental profit. Offsetting this positive effect was an $11.9 million provision (pre-tax) for losses on the Sonatrach project, a result of an increase in estimated total project costs. Additionally, selling, general and administrative expenses were higher by $6.1 million in the second quarter of 2005 compared to the same period in 2004, attributable to increased bid and proposal activities and the impact of increased headcount required to support growth in this business segment. Profit margins declined relative to the second quarter of 2004 as a result of an unfavorable change in the project and geographic mix, resulting in a $6.0 million reduction in operating profit. The impact of foreign currency translation on the segment operating profit was minimal as the favorable effect on revenue was offset by similar increases in expenses.

The Sonatrach contract with the floating production systems business involves the supply of an offshore oil loading system. During the third and fourth quarters of 2004, we recognized a combined $21.4 million provision (pre-tax) for anticipated losses due to an increase in the estimate of our total project costs, which resulted primarily from severe storms in Algeria delaying completion of the pipeline installation phase of the project. In the first quarter of 2005, continued adverse weather conditions as well as problems with testing and installation of the offshore pipelines and onshore equipment further increased our estimate of the total cost and time required to complete the project. As a result, we recorded an additional $27.0 million provision for anticipated losses in the first quarter of 2005. During the second quarter of 2005, we increased our estimate of costs to complete the contract by $11.9 million due to continued offshore installation delays, higher onshore construction costs and continued customer caused delays. These cost estimates reflect our current assessment of the project. There may be additional costs, which currently cannot be forecast, as the project proceeds toward its commissioning. We expect customer acceptance to be completed in the fourth quarter of 2005 followed by a 12-month warranty period for each installation.

For 2005, we continue to expect some growth in operating profit in our Energy Production Systems business. However, the Sonatrach provisions recognized in the six months ended June 30, 2005 have reduced our initial expectation of operating profit for the year. Our expectation of growth is based on our strong backlog of orders and forecasts of favorable market conditions, including the benefit from continued high oil and gas prices and increased rig activity worldwide. Additionally, our separation systems business is expected to continue to improve its sales and profitability in the remainder of 2005.

As we finalize the project, unanticipated changes in conditions or changes in our underlying assumptions based on new information may result in additional losses on the project during 2005.

Energy Processing Systems

Energy Processing Systems’ revenue was higher for the second quarter of 2005 compared to the same period in 2004. Segment revenues benefited from high oil and gas prices as well as the continuing strength in land based drilling activity. These factors contributed to fluid control revenues increasing by $8.5 million compared to 2004, as a result of higher demand for WECO®/Chiksan® equipment, which is sold primarily to service companies, and pump oil and gas products. Additionally, sales of measurement solutions products grew by $3.1 million over the second quarter of 2004 due to increased demand for products related to land based oil and gas infrastructure. These increases were partially offset by lower sales volumes of marine loading arms and other loading systems in 2005, which declined by $5.5 million from the second quarter of 2004. We began to see increased demand for marine loading arms and other loading systems in June 2005 as we received over $25 million in orders for the month.

Energy Processing Systems’ operating profit in the second quarter of 2005 increased compared to the same period in 2004. Energy Processing Systems increased its operating profit by $4.6 million in its fluid control and measurement businesses through higher sales volumes, improved pricing and execution efficiencies.

For the remainder of 2005, we expect Energy Processing Systems to deliver overall growth in operating profit over 2004. In our fluid control business, we expect demand for WECO®/Chiksan® equipment to continue to be above 2004 levels. Additionally, we are projecting improved performance from measurement solutions, increased demand for loading systems products and incremental savings related to the restructuring in our material handling business.

FoodTech

FoodTech’s revenue decreased in the second quarter of 2005 compared with the same period in 2004. A decrease of $11.3 million was primarily attributable to lower volumes in food processing equipment, primarily for tomato processing products which was caused by the impact of low tomato paste prices on capital investment in this industry. Additionally, revenues from citrus processing equipment fell $4.0 million compared to the second quarter of 2004 primarily as a result of the impact of the 2004 hurricanes on the Florida citrus crop. These decreases partially offset the favorable impact of foreign currency translation, which totaled $2.6 million for the quarter.

FoodTech’s operating profit decreased in the second quarter of 2005 compared to the same period in 2004. The decline in operating profit was primarily attributable to our citrus and other food processing equipment product lines, which reported $3.8 million less in operating profit than in 2004. The decline in profits reflects not only our challenge to absorb fixed costs during a year in which the Florida citrus crop is unusually low due to the 2004 hurricanes but also an extremely depressed worldwide tomato processing market. These declines were partially offset by $1.9 million in incremental operating profit in 2005 resulting from improved margins in our freezing and cooking equipment, a shift in the product mix toward higher margin aftermarket products, and improved project execution. The impact of foreign currency translation on the segment operating profit was minimal as the favorable effect on revenue was offset by similar increases in expenses.

Our FoodTech business performance is expected to be essentially level to slightly up compared with 2004 results. We anticipate an increase in profitability from freezing and cooking products. The increase in profitability is expected to be offset by lower citrus processing equipment results, attributable in large part to the impact of the 2004 hurricane damage on the Florida citrus crop, and lower volumes in food processing equipment.

Airport Systems

Airport Systems’ revenue was higher in the second quarter of 2005 compared with the same period in 2004. Segment sales are affected by the profitability of our customers in the airline and air cargo markets. In the second quarter of 2005, sales of ground support equipment increased by $13.6 million as a result of improved market conditions for international airlines and domestic air cargo companies. Our airport services business provided an incremental $4.2 million in revenues for 2005, primarily as the result of projects for the Dallas and Los Angeles airports. These increases were partially offset by $3.4 million in lower sales of Halvorsen loaders, consistent with our forecasted decline in Halvorsen loader shipments, as deliveries decreased from 23 units in the second quarter of 2004 to 10 in the same period of 2005. Sales of Halvorsen loaders fluctuate based on the status of governmental approval of funding and the requirements of the U.S. Air Force.

Airport Systems’ operating profit in the second quarter of 2005 increased compared with the same period in 2004, primarily attributable to an incremental $1.1 million generated from our airport services business.

We are projecting operating profit at Airport Systems to increase in 2005. We expect our commercial businesses, especially our ground support equipment and airport services businesses, to generate growth over the prior year. This improvement, along with the gain on sale of excess land in the first quarter, will more than offset the lower income associated with the forecasted decline in Halvorsen loader shipments from 70 units in 2004 to 40 units in 2005.

Corporate Items

Corporate expense in the second quarter of 2005 was $6.7 million, $0.5 million above the same period in 2004 primarily due to audit-related expenses associated with Sarbanes-Oxley. Other expense, net, of $6.7 million increased $1.3 million compared to the prior-year period due to foreign currency losses, higher LIFO expense and higher stock-based and other incentive compensation expense.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

(In millions)	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Energy Production Systems	$738.5	$709.2	$1,047.1	$970.0
Energy Processing Systems	159.4	114.7	288.8	233.3
Intercompany eliminations	(0.4)	(0.1)	(0.8)	(4.4)

Subtotal Energy Systems	897.5	823.8	1,335.1	1,198.9
FoodTech	126.9	125.2	261.4	279.0
Airport Systems	93.1	85.2	149.6	140.8
Intercompany eliminations	(2.1)	(2.2)	(5.3)	(4.4)

Total inbound orders	$1,115.4	$1,032.0	$1,740.8	$1,614.3

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

(In millions)	Order Backlog
	June 30, 2005	December 31, 2004	June 30, 2004
Energy Production Systems	$1,400.5	$1,222.7	$1,209.0
Energy Processing Systems	160.0	104.8	146.0
Intercompany eliminations	(0.2)	(1.0)	(3.6)

Subtotal Energy Systems	1,560.3	1,326.5	1,351.4
FoodTech	152.9	142.7	141.9
Airport Systems	122.7	119.8	147.1
Intercompany eliminations	(2.1)	(1.9)	(1.8)

Total order backlog	$1,833.8	$1,587.1	$1,638.6

The portion of total backlog at June 30, 2005 that we project will be recorded as revenue after fiscal year 2005 is approximately $565.3 million.

Energy Production Systems’ order backlog at June 30, 2005, increased compared to both December 31, 2004, and June 30, 2004 reflecting significant orders for subsea systems in the second quarter of 2005, many of which will remain in backlog until 2006. Subsea order backlog at June 30, 2005, included projects associated with all of the major offshore oil and gas producing regions, such as Chevron’s Agbami project offshore Nigeria and BP’s Block 18 Greater Plutonio project offshore Angola. Surface wellhead orders have increased significantly during the first half of 2005 contributing to the overall increase in backlog compared to both 2004 periods presented. There was a decrease in floating production systems backlog as we managed capacity for new orders while executing the Sonatrach project. Foreign currency translation negatively impacted the June 30, 2005, balance of backlog by $53.1 million compared to December 31, 2004, and positively impacted the balance by $41.0 million compared to June 30, 2004.

Energy Processing Systems’ order backlog at June 30, 2005, increased compared to both December 31, 2004, and June 30, 2004, as a result of increased inbound orders for substantially all of our product lines. Orders for measurement solutions during the six months ended June 30, 2005, are slightly below orders for the same period in 2004, although the backlog for measurement solutions represents 33% of the segment’s backlog. We received a significant amount of loading systems orders in June 2005 for execution in 2005, which represents about 16% of the June 30, 2005, backlog.

FoodTech’s order backlog at June 30, 2005, increased compared to both December 31, 2004, and June 30, 2004, primarily attributable to higher order backlog for freezing and cooking equipment, which has historically represented 50-60% of this segment’s order backlog.

Airport Systems’ order backlog at June 30, 2005, remained consistent with December 31, 2004, and decreased from June 30, 2004. Order backlog for Jetway® passenger boarding bridges decreased from higher balances in both prior periods as a result of lower North American demand. The decrease in boarding bridges backlog since December 31, 2004, was offset by increased orders for ground support equipment.

CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In millions, except %)	Six Months Ended June 30,		Change
	2005	2004	$	%
Revenue	$1,494.1	$1,234.2	$259.9	21.1%
Costs and expenses:
Cost of sales	1,251.1	991.9	259.2	26.1
Selling, general and administrative expense	180.2	162.5	17.7	10.9
Research and development expense	26.7	23.3	3.4	14.6

Total costs and expenses	1,458.0	1,177.7	280.3	23.8
Minority interests	(1.1)	0.1	(1.2)	*
Net interest expense	(2.4)	(3.8)	1.4	(36.8)

Income before income taxes	$32.6	$52.8	$(20.2)	(38.3)
Provision for income taxes	3.2	15.3	(12.1)	(79.1)

Net income	$29.4	$37.5	$(8.1)	(21.6)%

*	Not meaningful

Our total revenue for the six months ended June 30, 2005 increased compared to the same period in 2004, primarily due to continued growth in our Energy Production Systems business. We continue to benefit from the growing demand for the supply of equipment, especially in subsea systems, used in the major oil and gas producing regions throughout the world. To a lesser extent, the increase in 2005 revenue also reflected higher revenue in the Airport Systems and Energy Processing Systems business segments. Of the total increase in sales, $52.5 million was attributable to the favorable impact of foreign currency translation.

Cost of sales for the six months ended June 30, 2005 was higher compared to the same period in 2004. Cost of sales totaled 83.7% of sales, up from 80.4% in 2004. The $38.9 million provision for anticipated losses on our contract with Sonatrach, recorded in 2005 was the primary driver of the increase in cost of sales as a percentage of sales. Of the total increase in cost of sales, $45.8 million was attributable to the impact of foreign currency translation.

Selling, general and administrative expense for the six months ended June 30, 2005 increased compared to the same period in 2004, but declined as a percentage of sales from 13.2% in 2004 to 12.1% in 2005. Higher costs in our Energy Production Systems business were primarily responsible for the increase, the result of a higher level of bid and proposal activities and the impact of increased headcount required to support growth in this business segment. Of the total increase in selling, general and administrative expense, $3.6 million was attributable to the impact of foreign currency translation.

Net interest expense for the six months ended June 30, 2005 was lower compared to the same period in 2004, primarily as a result of lower average debt levels.

Income tax expense for the six months ended June 30, 2005 was $3.2 million on income before income taxes of $32.6 million, resulting in an effective income tax rate of 10%. This tax rate includes a $17.4 million in income tax benefit related to a loss provision on the Sonatrach contract recognized this period and lower foreign income taxes. Income tax expense for the six months ended June 30, 2004, was $15.3 million on income before income taxes of $52.8 million, resulting in an effective income tax rate of 29%. For this period, the difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign tax rates.

OPERATING RESULTS OF BUSINESS SEGMENTS

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(In millions, except %)	Six Months Ended June 30,		Favorable/(Unfavorable)
	2005	2004	$	%
Revenue
Energy Production Systems	$869.2	$641.7	$227.5	35.5%
Energy Processing Systems	233.6	224.5	9.1	4.1
Intercompany eliminations	(1.5)	(6.3)	4.8	*

Subtotal Energy Systems	1,101.3	859.9	241.4	28.1
FoodTech	251.2	254.8	(3.6)	(1.4)
Airport Systems	146.7	123.2	23.5	19.1
Intercompany eliminations	(5.1)	(3.7)	(1.4)	*

Total revenue	$1,494.1	$1,234.2	$259.9	21.1%

Segment Operating Profit
Energy Production Systems	$18.1	$44.0	$(25.9)	(58.9)%
Energy Processing Systems	20.6	11.7	8.9	76.1

Subtotal Energy Systems	38.7	55.7	(17.0)	(30.5)
FoodTech	15.7	18.5	(2.8)	(15.1)
Airport Systems	8.7	5.2	3.5	67.3

Total segment operating profit	63.1	79.4	(16.3)	(20.5)
Corporate Items
Corporate expense	(14.3)	(12.6)	(1.7)	(13.5)
Other expense, net	(13.8)	(10.2)	(3.6)	(35.3)
Net interest expense	(2.4)	(3.8)	1.4	36.8

Total corporate items	(30.5)	(26.6)	(3.9)	(14.7)

Income before income taxes	32.6	52.8	(20.2)	(38.3)
Provision for income taxes	(3.2)	(15.3)	12.1	79.1

Net income	$29.4	$37.5	$(8.1)	(21.6)%

*	Not meaningful

Energy Production Systems

Energy Production Systems’ revenue was higher for the six months ended June 30, 2005 compared to the same period in 2004. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Favorable shifts in these factors have contributed to higher revenue from sales of subsea systems and surface products. Revenue from sales of subsea systems of $660.0 million in the six months ended June 30, 2005 grew by $233.3 million, or 55%, from $426.7 million in the same period in 2004. Approximately 80% of the increase in revenue from sales of subsea systems was attributable to higher volumes, with the remaining 20% due to the favorable impact of foreign currency translation. Subsea volumes increased primarily as a result of progress on new and ongoing projects located offshore West Africa and Brazil, the North Sea and in the Asia Pacific region. Additionally, for the six months ended June 30, 2005, revenues from sales of surface products grew by $37.0 million due primarily to favorable market conditions for land based drilling. These increases were partially offset by a $46.2 million reduction in sales of floating production systems, primarily relating to the Sonatrach project.

Energy Production Systems generated an operating profit of $18.1 million in the six months ended June 30, 2005, which represented a decrease compared to the same period in 2004. Higher sales volumes contributed $32.8 million in incremental profit. Offsetting this positive effect was a $38.9 million provision (pre-tax) for losses on the Sonatrach project, a result of an increase in estimated total project costs. Additionally, selling, general and administrative expenses were higher by $9.8 million in the six months ended June 30, 2005 compared to the same period in 2004, attributable to increased bid and proposal activities and the impact of increased headcount required to support growth in this business segment. Profit margins declined relative to the same period in 2004 as a result of an unfavorable change in the project and geographic mix, resulting in a $9.1 million reduction in operating profit. The impact of foreign currency translation on the segment operating profit was minimal as the favorable effect on revenue was offset by similar increases in expenses.

Energy Processing Systems

Energy Processing Systems’ revenue increased for the six months ended June 30, 2005 compared to the same period in 2004. Segment revenues benefited from strong oil and gas prices as well as the continuing strength in land based drilling activity. These factors contributed to fluid control revenues increasing by $16.2 million compared to 2004, driven by higher demand for WECO®/Chiksan® equipment, which are sold primarily to service companies, and pump oil and gas products. This increase was partially offset by reduced revenue at loading systems, which declined by $8.3 million from 2004. We began to see increased demand for marine loading arms and other loading systems in June 2005 as we received over $25 million in orders for the month.

Energy Processing Systems’ operating profit in the six months ended June 30, 2005 increased compared to the same period in 2004. Continued demand for fluid control products and higher prices and improved margins at measurement solutions contributed $7.7 million to the increase in profitability. Operating profit for the six months ended June 30, 2005 includes $2.5 million of costs related to the consolidation of certain facilities to improve efficiencies and reduce costs.

FoodTech

FoodTech’s revenue decreased in the six months ended June 30, 2005 compared with the same period in 2004. Sales of food processing equipment declined $12.3 million compared to 2004. This decrease was primarily attributable to weaker volumes in tomato processing equipment caused by the impact of low tomato paste prices on capital investment in this industry. Revenues from citrus processing equipment fell $5.0 million compared to 2004 primarily as a result of the impact of the 2004 hurricanes on the Florida citrus crop. The revenue decrease was partially offset by higher volumes of freezing and cooking equipment, which were responsible for an increase of $9.1 million in revenue. This growth reflects the impact of higher backlog in Europe entering 2005 compared to 2004 and favorable aftermarket activity in North America and the Asia Pacific region. Revenue in the six months ended June 30, 2005 includes $5.2 million resulting from the favorable impact of foreign currency translation.

FoodTech’s operating profit decreased in the six months ended June 30, 2005, compared to the same period in 2004. The decline in operating profit was primarily attributable to our citrus and other food processing equipment product lines, which reported $7.1 million less in operating profit than in 2004. The decline in profits reflects not only the challenge of absorbing fixed costs during a year in which the Florida citrus crop is unusually low but also an extremely depressed worldwide tomato processing market. These declines were partially offset by $4.1 million in incremental operating profit in 2005 resulting from improved margins in our freezing and cooking equipment, a shift in the product mix toward higher margin aftermarket products, and improved project execution. The impact of foreign currency translation on the segment operating profit was minimal as the favorable effect on revenue was offset by similar increases in expenses.

Airport Systems

Airport Systems’ revenue was higher in the six months ended June 30, 2005 compared with the same period in 2004. Segment sales are affected by the profitability of our customers in the airline and air cargo markets. In the six months ended June 30, 2005, sales of ground support equipment increased by $13.6 million as a result of improved market conditions for international airlines and domestic air cargo companies. The Jetway® business generated higher revenue of $8.6 million from sales of passenger boarding bridge equipment, primarily to airport authorities, by completing orders that were taken prior to 2005. Our airport services business provided an incremental $7.9 million in revenues for 2005, primarily as the result of projects for the Dallas and Los Angeles airports. These increases were partially offset by $5.6 million in lower sales of Halvorsen loaders, consistent with our forecasted decline in Halvorsen loader shipments, as deliveries decreased from 39 units in the six months ended June 30, 2004 to 16 in the same period of 2005. Sales of Halvorsen loaders fluctuate based on the status of governmental approval of funding and the requirements of the U.S. Air Force.

Airport Systems’ operating profit in the six months ended June 30, 2005 increased compared with the same period in 2004, primarily attributable to a $2.7 million gain on the sale of excess land adjacent to one of our facilities and an incremental $1.6 million generated from our airport services business. The higher sales volumes achieved in the Jetway® business in 2005 were offset by margin declines caused by higher material costs, primarily steel, that we were not entirely able to pass on to our customers and pricing pressures resulting from competition and economic factors in the airline industry.

Corporate Items

Corporate expense in the six months ended June 30, 2005 was $14.3 million, $1.7 million above the same period in 2004 primarily due to audit-related expenses associated with Sarbanes-Oxley. Other expense, net, of $13.8 million increased $3.6 million compared to the prior-year period due to foreign currency losses, higher LIFO expense and higher stock-based and other incentive compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Our net debt at June 30, 2005, and December 31, 2004, was $164.3 million and $39.0 million, respectively. Net debt includes short and long-term debt and the current portion of long-term debt, net of cash and cash equivalents. The increase in net debt was primarily due to the increase in working capital requirements during 2005 in our Energy Production Systems segment. Our working capital balances can vary significantly quarter to quarter depending on the payment terms and timing of delivery on key contracts.

Cash Flows

Cash required by operating activities of continuing operations for the six months ended June 30, 2005 was $84.3 million compared to $91.9 million of cash provided for the six months ended June 30, 2004. This change in operating cash flows over the comparable periods reflects higher investments in inventory of $114 million and an incremental $44 million in income tax payments.

Cash required by investing activities was $20.6 million and $20.4 million for the six months ended June 30, 2005 and 2004, respectively. While capital expenditures for the six months ended June 30, 2005 have increased by $6.1 million compared to the same period in 2004, proceeds from disposals have approximately offset this increase.

Cash provided by financing activities was $70.4 million and $7.3 million for the six months ended June 30, 2005 and 2004, respectively. In 2005, we funded operating activities, capital expenditures and the repurchase of outstanding common stock primarily with $86.9 million in proceeds from commercial paper issuances. In 2004, positive cash flows from operating activities and higher proceeds from stock option exercises to finance our investing activities allowed us to decrease debt outstanding by $7.9 million.

Debt and Liquidity

The following is a summary of our credit facilities at June 30, 2005:

(In millions)

Description	Commitment Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit (b)	Unused Capacity		Maturity
Five-year revolving credit facility	$250.0	—	$2.8	—	$247.2		April 2006
Five-year revolving credit facility	250.0	—	233.9	16.1	—		April 2009

	$500.0	—	$236.7	$16.1	$247.2	(c)

(a)	Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.
(b)	The five-year revolving credit facilities allow us to obtain a total of $250.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with these facilities.
(c)	The outstanding balance of commercial paper combined with the debt outstanding under the revolving credit facilities and the amount in standby letters of credit is limited to $500.0 million.

Among other restrictions, the terms of the committed credit agreements include negative covenants related to liens and financial covenants related to consolidated tangible net worth, debt to earnings ratios and interest coverage ratios. We are in compliance with all debt covenants as of June 30, 2005. Our five-year revolving credit facility maturing April 2006 carries an effective annual interest rate of 100 basis points above the one month London Interbank Offered Rate (“LIBOR”). The five-year revolving credit facility maturing April 2009 carries an effective annual interest rate of 87.5 basis points above the one month LIBOR.

We may renew the five-year revolving credit facility maturing April 2006 or replace it with a facility through one of our foreign subsidiaries if we proceed with a dividend repatriation plan discussed in Outlook below.

We have the ability to access up to $400.0 million of short-term financing through our commercial paper program. We have interest rate swaps related to $150.0 million of our $236.7 million in commercial paper outstanding at June 30, 2005. The effect of these interest rate swaps, which mature in June 2008, is to fix the effective annual interest rate on these borrowings at 2.9%.

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

It is possible that one of our customers, Sonatrach, may draw upon a letter of credit we established with one of our lenders in conjunction with an ongoing project. The maximum potential cash amount that could be drawn under this letter of credit would be $25.2 million. We believe cash from operations and our credit facilities will fund this transaction if needed.

Outlook

We are authorized to repurchase up to two million shares of our common stock. We announced plans to begin the repurchase of shares of our outstanding common stock in February 2005, and during the first six months of 2005, we repurchased 828,056 shares for approximately $25.5 million. The timing and amount of further repurchases will depend on market conditions.

For 2005, we estimate capital expenditures will be in the range of $65-$70 million, compared with 2004 capital spending of approximately $50 million. The anticipated increase in the level of capital spending is partly attributable to expenditures planned in Malaysia, Nigeria and Angola by Energy Production Systems to support our subsea business.

During the remainder of 2005, we anticipate contributing approximately $21 million to our pension plans, including $15 million to our domestic qualified pension plan, which does not have a minimum funding requirement for 2005. Using our current assumptions, we will not have a minimum funding requirement on the domestic qualified pension plan until 2013.

We plan to meet our cash requirements in 2005 with cash generated from operations, our available credit facilities and commercial paper.

We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

We have not completed our analysis of the repatriation provisions under the American Jobs Creation Act of 2004, and thus, have not determined the amount of foreign earnings that might be repatriated or the timing of any dividends. However, if we do proceed with a repatriation plan, we will consider modifying our debt structure, such as incurring debt at a foreign subsidiary, to fund dividends to the U.S. The repatriated earnings would be reinvested in our domestic operations.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004, for a discussion of our critical accounting estimates. During the six months ended June 30, 2005, we changed a significant estimate of total contract cost on one of our long-term contracts. The change in estimate required that we provide for $38.9 million in losses on this contract for the six months ended June 30, 2005. See Note 6 to our consolidated financial statements. There were no other changes in critical accounting estimates that resulted in a significant impact on our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R rescinds the intrinsic value option for accounting for stock-based compensation under APB No. 25 and requires an entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant date fair value of the award. In addition, SFAS No. 123R amends the accounting for modifications and forfeitures of awards in determining compensation cost. SFAS No. 123R is effective for the first interim period of our first annual period beginning on or after June 15, 2005. As we currently account for our stock-based compensation under the fair value provisions of SFAS No. 123, we will utilize the modified prospective application method upon adoption. We have not assessed the impact that SFAS No. 123R will have on results of operations, financial position or cash flows.

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

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides implementation guidance related to the repatriation provision of the American Jobs Creation Act of 2004. We have not completed our assessment of whether, and to what extent, earnings of foreign subsidiaries might be repatriated. We expect to complete this analysis and announce a decision and the resulting financial statement impacts, if any, in the second half of 2005. We have complied with the disclosure requirements of FSP FAS 109-2 regarding our evaluation of the repatriation provision for purposes of applying SFAS No. 109, “Accounting for Income Taxes.”

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

In May 2004, the FASB issued FSP 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on accounting for the effects of the Act and also requires certain disclosures. Under FSP 106-2, plan sponsors are required to determine whether their retiree drug coverage is actuarially equivalent to the Medicare Part D coverage. In the first quarter of 2005, we completed our evaluation of the benefits provided by our plan and concluded that the benefits are not actuarially equivalent to those under Medicare Part D. Therefore, our reported net periodic benefit cost does not reflect any amount associated with the federal subsidy. In the future, we may consider amending our retiree health program to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government. We expect to make a decision regarding plan amendments within the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and have concluded that our disclosure controls and procedures were effective. During the quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no other significant changes in internal controls or in other factors that could significantly affect internal controls over financial reporting subsequent to the evaluation date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of June 30, 2005, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the related statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2004, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated March 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois

August 5, 2005

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

In February 2003, we initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. In October 2004, ABB filed a petition to remove the case to federal court. In February 2005, the United States District Court for the Southern District of Texas set the matter for trial beginning in November 2005.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no unregistered sales of equity securities during the three months ended June 30, 2005. The following table summarizes repurchases of our common stock during the three months ended June 30, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
April 1, 2005 – April 30, 2005	4,830	$31.24	—	1,829,300
May 1, 2005 – May 31, 2005	521,056	$29.63	517,356	1,311,944
June 1, 2005 – June 30, 2005	146,700	$31.64	140,000	1,171,944

Total	672,586	$30.08	657,356	1,171,944

(a)	Represents 657,356 shares of common stock repurchased and held in treasury and 15,230 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 4,060 shares of registered common stock held in this trust, as directed by the beneficiaries, during the three months ended June 30, 2005.
(b)	On February 7, 2005, we announced a plan to repurchase shares of our outstanding common stock during 2005, pursuant to a repurchase program approved by our Board of Directors. Under this program, we are authorized to repurchase up to two million shares of common stock through open market purchases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 28, 2005, for the purposes of re-electing two directors and voting on any other business properly brought before the meeting.

All of the nominees for directors, as listed in the proxy statement, were re-elected by the following votes:

Thomas M. Hamilton	For:	62,050,886 votes
	Withheld:	2,084,482 votes

Richard A. Pattarozzi	For:	63,394,760 votes
	Withheld:	740,608 votes

The following directors’ terms of office continued after the meeting: Mike R. Bowlin, Asbjørn Larsen, Edward J. Mooney, Joseph H. Netherland, James M. Ringler and James R. Thompson.

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

Date: August 5, 2005

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