Form 10-Q
period 2005-09-30
FMC TECHNOLOGIES INC
filed 2005-11-04
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2005
Common Stock, par value $0.01 per share	68,852,275

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2005	2004	2005	2004
Revenue	$776.1	$700.0	$2,270.2	$1,934.2
Costs and expenses:
Cost of sales	639.7	574.1	1,895.7	1,565.2
Selling, general and administrative expense	91.6	82.6	271.8	245.1
Research and development expense	12.1	11.4	38.8	34.7

Total costs and expenses	743.4	668.1	2,206.3	1,845.0
Net gain (loss) on disposal of assets	25.4	(0.7)	30.3	(1.5)
Minority interests	(0.4)	1.2	(1.5)	1.3

Income before net interest expense and income taxes	57.7	32.4	92.7	89.0
Net interest expense	(1.6)	(1.4)	(4.0)	(5.2)

Income before income taxes	56.1	31.0	88.7	83.8
Provision for income taxes (Note 9)	10.4	9.0	13.6	24.3

Net income	$45.7	$22.0	$75.1	$59.5

Earnings per share (Note 2)
Basic	$0.66	$0.32	$1.09	$0.88

Diluted	$0.65	$0.32	$1.06	$0.86

Weighted average shares outstanding (Note 2)
Basic	68.9	67.9	69.0	67.3

Diluted	70.8	69.7	70.8	69.0

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)	September 30, 2005	December 31, 2004
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$139.6	$124.1
Trade receivables, net of allowances of $10.3 in 2005 and $10.9 in 2004	657.1	671.7
Inventories (Note 3)	468.2	316.3
Prepaid expenses	16.1	15.0
Other current assets	61.6	90.0

Total current assets	1,342.6	1,217.1
Investments (Note 4)	19.2	76.6
Property, plant and equipment, net of accumulated depreciation of $458.7 in 2005 and $441.1 in 2004	332.6	332.8
Goodwill (Note 5)	121.7	116.8
Intangible assets, net (Note 5)	64.4	72.0
Deferred income taxes	70.0	47.0
Other assets	34.1	31.6

Total assets	$1,984.6	$1,893.9

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$2.6	$2.7
Accounts payable, trade and other	310.4	368.8
Advance payments	351.2	297.5
Other current liabilities	289.7	237.4
Income taxes payable	16.5	57.0
Current portion of accrued pension and other postretirement benefits	11.6	28.7
Deferred income taxes	9.3	3.3

Total current liabilities	991.3	995.4
Long-term debt, less current portion	190.0	160.4
Accrued pension and other postretirement benefits, less current portion	26.0	20.6
Reserve for discontinued operations	6.1	6.9
Other liabilities	46.7	42.5
Minority interests in consolidated companies	7.4	5.9
Commitments and contingent liabilities (Note 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2005 or 2004	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 69.8 and 68.8 shares issued in 2005 and 2004, respectively; 68.7 shares outstanding in 2005 and 2004	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.1 shares outstanding in 2005 and 2004	(3.1)	(2.4)
Common stock held in treasury, at cost, 1.0 shares in 2005, no shares in 2004 (Note 12)	(30.5)	—
Capital in excess of par value of common stock	673.9	637.8
Retained earnings	162.2	87.1
Accumulated other comprehensive loss (Note 12)	(86.1)	(61.0)

Total stockholders’ equity	717.1	662.2

Total liabilities and stockholders’ equity	$1,984.6	$1,893.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(In millions)	2005	2004
Cash (required) provided by operating activities of continuing operations:
Net income	$75.1	$59.5
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	39.7	39.6
Amortization	8.9	7.0
Employee benefit plan costs	31.1	31.6
Deferred income tax benefit	(8.5)	(33.1)
(Gain) loss on sale of assets	(30.3)	1.5
Other	7.3	2.7
Changes in operating assets and liabilities:
Trade receivables, net	(9.4)	(103.0)
Inventories	(171.6)	(17.9)
Other current assets and other assets	16.7	0.6
Accounts payable, trade and other liabilities	11.9	20.0
Advance payments	64.8	14.5
Income taxes payable	(39.7)	37.9
Accrued pension and other postretirement benefits, net	(26.7)	(34.2)

Cash (required) provided by operating activities of continuing operations	(30.7)	26.7

Cash required by discontinued operations	(0.3)	(5.6)

Cash provided (required) by investing activities:
Capital expenditures	(50.7)	(33.3)
Proceeds from disposal of assets	83.7	4.3
Other	—	(0.4)

Cash provided (required) by investing activities	33.0	(29.4)

Cash provided (required) by financing activities:
Net increase in short-term debt and current portion of long-term debt	0.3	10.1
Net increase in commercial paper	29.9	11.8
Repayments of long-term debt	(0.4)	(50.0)
Proceeds from issuance of long-term debt	—	9.7
Proceeds from issuance of common stock upon exercise of stock options	18.3	32.9
Purchase of treasury stock	(30.5)	—
Net (increase) decrease in common stock held in employee benefit trust	(0.7)	1.0

Cash provided by financing activities	16.9	15.5

Effect of exchange rate changes on cash and cash equivalents	(3.4)	(0.4)

Increase in cash and cash equivalents	15.5	6.8
Cash and cash equivalents, beginning of period	124.1	29.0

Cash and cash equivalents, end of period	$139.6	$35.8

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

In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of those for the full year. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

Note 2: Earnings Per Share (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2005	2004	2005	2004
Basic earnings per share:
Net income	$45.7	$22.0	$75.1	$59.5

Weighted average number of shares outstanding	68.9	67.9	69.0	67.3

Basic earnings per share	$0.66	$0.32	$1.09	$0.88

Diluted earnings per share:
Net income	$45.7	$22.0	$75.1	$59.5

Weighted average number of shares outstanding	68.9	67.9	69.0	67.3
Effect of dilutive securities:
Options on common stock	1.1	1.3	1.1	1.3
Restricted stock	0.8	0.5	0.7	0.4

Total shares and diluted securities	70.8	69.7	70.8	69.0

Diluted earnings per share	$0.65	$0.32	$1.06	$0.86

There were no dividends declared during the nine months ended September 30, 2005 or 2004.

Note 3: Inventories

Inventories consisted of the following:

(In millions)	September 30, 2005	December 31, 2004
Raw materials	$131.8	$87.3
Work in process	156.4	96.5
Finished goods	329.0	268.0

Gross inventories before LIFO reserves and valuation adjustments	617.2	451.8
LIFO reserves and valuation adjustments	(149.0)	(135.5)

Net inventories	$468.2	$316.3

The net inventory balance has increased by $151.9 million from December 31, 2004, primarily in the Energy Production Systems segment as a result of higher business activity. The inventory growth has been funded in part by advance payments, commercial paper borrowings during 2005 and cash received from the sale of MODEC, Inc. common stock (Note 4). As of September 30, 2005, the Company had $192.6 million in outstanding debt, an increase of $29.5 million from the prior year-end.

Note 4: Investments

In November 2004, the Company acquired 2.6 million shares of MODEC, Inc. common stock, which was designated as an available-for-sale investment. As of December 31, 2004, this investment, which had a cost basis of $49.1 million, was reflected in investments on the consolidated balance sheet at its fair value of $59.2 million with the unrealized gain (net of deferred income taxes) included in accumulated other comprehensive loss. During September 2005, the Company sold all of its common shares of MODEC, Inc. for $74.4 million and realized a gain of $25.3 million ($15.4 million after-tax) for the three and nine months ended September 30, 2005.

Note 5: Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill by business segment was as follows:

(In millions)	September 30, 2005	December 31, 2004
Energy Production Systems	$87.2	$81.5
Energy Processing Systems	10.7	10.7

Subtotal Energy Systems	97.9	92.2
FoodTech	14.9	15.6
Airport Systems	8.9	9.0

Total goodwill	$121.7	$116.8

The change in the carrying amount of goodwill results from the impact of foreign currency translation adjustments.

Other intangible assets

All of the Company’s acquired other intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. Amortization expense related to intangible assets in the three and nine months ended September 30, 2005, was $1.2 million and $3.7 million, respectively. Amortization expense related to intangible assets in the three and nine months ended September 30, 2004, was $1.3 million and $3.6 million, respectively. The Company estimates that amortization of intangible assets will be approximately $1.4 million for the remainder of 2005. Based on current information, annual amortization expense for acquired intangible assets is expected to be approximately $5.0 million during the years 2006 through 2010.

The components of intangible assets were as follows:

	September 30, 2005		December 31, 2004
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$30.7	$8.4	$31.1	$6.4
Patents and acquired technology	48.0	19.0	52.4	21.1
Trademarks	19.2	6.8	20.4	5.2
Other	1.3	0.6	1.9	1.1

Total intangible assets	$99.2	$34.8	$105.8	$33.8

Note 6: Derivative Financial Instruments

The consolidated balance sheets include the following amounts representing the fair value of derivative instruments:

(assets (liabilities) in millions)	September 30, 2005	December 31, 2004
Other current assets	$9.8	$37.6
Other assets	11.1	8.0
Other current liabilities	(11.9)	(27.9)
Other liabilities	(4.5)	(3.2)

Total net fair value of derivative instruments	$4.5	$14.5

At September 30, 2005, the net fair value of derivative instruments held on the balance sheet was $4.5 million. Cash flow hedges accounted for $8.2 million in net assets, while fair value hedges accounted for $3.7 million in net liabilities. The mark-to-market changes in cash flow hedges are deferred until the underlying hedged transactions are executed and are included in other comprehensive income (loss) on the consolidated balance sheets. The deferred gains, net of income taxes, included in accumulated other comprehensive loss totaled $7.7 million at September 30, 2005 and December 31, 2004. Mark-to-market changes of fair value hedges are recorded in cost of sales on the consolidated statements of income and offset the mark-to-market changes of the underlying exposures.

There was no material hedge ineffectiveness related to outstanding cash flow hedges recorded in earnings during the three and nine months ended September 30, 2005 or 2004.

Note 7: Allowance for Contract Loss

FMC SOFEC Floating Systems, a subsidiary of FMC Technologies, entered into a $252 million contract to supply an offshore oil loading system to Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”) in 2002. In 2004, the Company recorded losses of $21.4 million on this project due to increased costs required to complete the project. These increased costs were caused, in part, by severe storms in November 2004 at the project sites which created significant delays in the execution of the project. This loss was reflected in the consolidated results for the year ended December 31, 2004.

During the first six months of 2005, the execution of the project was delayed both by continued adverse weather conditions and by customer caused delays. Additionally, we experienced problems testing and installing the offshore pipelines and onshore equipment. Consequently, incremental costs were incurred and management increased its estimate of the total cost and time required to complete the contract and recorded a charge of $38.9 million.

During the third quarter of 2005, the Company’s management further increased the estimate to complete the contract due to continued customer caused delays resulting in extended testing and higher installation and project management costs. The amount of the provision included in cost of sales during the third quarter of 2005 was $16.0 million.

Under the terms of the contract, Sonatrach is eligible to invoke penalties for late delivery. The penalties accrue daily subsequent to the contractual acceptance dates and can total a maximum of 10% of the contract value or $25.2 million ($0.22 reduction in diluted earnings per share if the maximum penalty were to be recorded). The customer acceptance date is now beyond the date at which the maximum late penalty could be assessed. Sonatrach has reserved its rights to assess the late penalties. However, the Company believes that it has contractual defenses against Sonatrach for the delay based on force majeure weather conditions, customer required work stoppages and other customer caused delays. Consequently, the Company does not believe the assessment of late penalties is probable.

The Company is currently pursuing claims against Sonatrach related to costs incurred by the Company due to customer work stoppages, work required beyond the contract scope and other customer caused delays. We have not recognized the value of any potential claims in these statements. Should the Company and Sonatrach not be able to reach resolution, the contract requires that disputes be resolved by binding arbitration by the International Chamber of Commerce.

Unanticipated changes in conditions or changes in the Company’s underlying assumptions based on new information, including, but not limited to, problems associated with start-up and commissioning, could cause the Company to change its estimate of time and total costs to complete the project and to incur losses in excess of those accrued at September 30, 2005. Alternatively, the ultimate loss on this project may decrease upon favorable resolution of any work delay claims we assert against Sonatrach. No assurances can be provided regarding the timing of the resolution of these claims or that they will be on terms favorable to the Company.

At September 30, 2005 and December 31, 2004, current liabilities on the Company’s consolidated balance sheets included $5.9 million and $5.8 million, respectively, representing the allowance for losses anticipated in completing the remainder of the project. See Note 13 for a description of a letter of credit issued as a performance guarantee under the Sonatrach contract.

Note 8: Warranty Obligations

The Company provides warranties of various lengths and terms to certain of its customers based on standard offerings and negotiated agreements. Warranty cost and accrual information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Balance at beginning of period	$17.2	$12.1	$12.7	$10.5
Expense for new warranties	2.7	3.4	15.3	10.9
Adjustments to existing accruals	—	(1.0)	(0.4)	(1.4)
Claims paid	(3.7)	(3.3)	(11.4)	(8.8)

Balance at end of period	$16.2	$11.2	$16.2	$11.2

Note 9: Income Taxes

The provision for income taxes was $10.4 million and $13.6 million for the three and nine months ended September 30, 2005, resulting in effective tax rates of 19% and 15%, respectively. The differences between these effective tax rates and the statutory U.S. federal income tax rate of 35% relate to differing foreign and state tax rates, changes in valuation allowances, and adjustments to income tax reserves, including a favorable adjustment of $5.2 million related to the resolution of U.S. federal income tax audits during the third quarter. The Company believes that the effective tax rate for the full year 2005 will be approximately 20% without regard to any income tax expense resulting from the repatriation of foreign earnings under the provisions of the American Jobs Creation Act (the “Act”).

The Act, signed into law on October 22, 2004, creates an incentive for U.S. corporations to repatriate earnings of foreign subsidiaries in 2005 by providing an 85% dividends received deduction for qualifying dividends. The deduction is subject to a number of limitations, and as of September 30, 2005, the Company had not determined whether, and to what extent, it would repatriate earnings under the provisions of the Act. Accordingly, income tax expense for the three and nine months ended September 30, 2005 does not reflect any provision related to any plan to repatriate earnings under the Act.

In October 2005, the Company completed its analysis of the Act, and the Company’s Chief Executive Officer and its Board of Directors approved a plan to repatriate in cash approximately $466 million of foreign earnings, including approximately $370 million under provisions of the Act. Accordingly, the Company will record income tax expense associated with the plan of approximately $26 million in the fourth quarter of 2005.

The Company intends to fully execute this repatriation plan during the fourth quarter of 2005 and intends to use the repatriated cash to fund qualifying domestic expenditures relating to the salaries and wages of its U.S. based workforce, obligations under qualified retirement and welfare benefit plans, and capital expenditures.

Note 10: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Service cost	$6.4	$5.8	$19.5	$17.3
Interest cost	9.1	8.8	27.8	26.2
Expected return on plan assets	(11.2)	(9.9)	(34.2)	(30.2)
Amortization of transition asset	(0.1)	1.4	(0.3)	1.3
Amortization of prior service cost	0.2	0.4	0.6	0.8
Amortization of actuarial losses, net	0.6	1.2	4.0	4.5

Net periodic benefit cost	$5.0	$7.7	$17.4	$19.9

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Service cost	$0.2	$0.2	$0.5	$0.6
Interest cost	0.4	0.3	1.4	1.5
Amortization of prior service benefit	(0.6)	(0.4)	(1.4)	(1.3)
Amortization of actuarial (gains) losses, net	(0.2)	—	(0.2)	0.2

Net periodic benefit (credit) cost	$(0.2)	$0.1	$0.3	$1.0

For the three and nine months ended September 30, 2005 contributions to the Company’s pension plans amounted to $16.7 million and $25.2 million, respectively. Substantially all of these contributions were made to the U.S., U.K. and Norway qualified pension plans. During the remainder of 2005, the Company anticipates contributing approximately $4.6 million to its pension plans.

In September 2005, the Company adopted changes to the plan design and cost sharing structure for its pre-65 and post-65 retiree healthcare plans and integration of the Medicare Part D prescription drug component into its post-65 retiree healthcare plan. These changes, which will be effective on January 1, 2006, will result in a reduction in the benefit obligation of $9.9 million and the periodic benefit cost of $0.6 million in the current year and $1.9 million in 2006.

Note 11: Stock-Based Compensation

Effective January 1, 2004, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Total stock-based employee compensation expense, including stock option and other stock-based compensation expense, was $4.7 million and $3.6 million for the three months ended September 30, 2005 and 2004, respectively, and $12.6 million and $9.4 million for the nine months ended September 30, 2005 and 2004, respectively.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment,” which replaced SFAS No. 123. As the Company currently accounts for stock-based compensation under the fair value provisions of SFAS No. 123, the Company will early adopt the remaining provisions of SFAS No. 123R on October 1, 2005 under the modified prospective application method. The remaining provisions of SFAS No. 123R include changes in accounting for award modifications and forfeitures and classification of certain income tax benefits in the cash flow statement. The Company believes that the adoption of the remaining provisions of SFAS No. 123R will not have a material impact on its results of operations or financial position. Total cash flows will be unchanged, but cash flows resulting from certain income tax benefits will be reclassified from operating to financing cash inflows during the fourth quarter.

The Company recognizes share-based compensation expense over the stated vesting period. If an employee reaches retirement age during a stated vesting period and elects to retire, his or her award would vest upon such retirement and the Company would immediately record the remaining unrecognized cost. When the Company adopts SFAS No. 123R on

October 1, 2005, the Company will change its policy for recognizing expense for awards that accelerate vesting upon retirement. For awards granted on or after October 1, 2005, the period over which expense is recognized will be the lesser of the stated vesting period or the period until the employee becomes retirement eligible. The effect of implementing this expense recognition policy for all periods presented in this report would not have been material to the results of operations for any of the periods presented.

Note 12: Stockholders’ Equity

The Company has been authorized by its Board of Directors to repurchase up to two million shares of its issued and outstanding common stock. In February 2005, the Company announced plans to begin repurchasing shares. Of the two million shares authorized, the Company repurchased 125,000 shares for $5.1 million in the three months ended September 30, 2005 and 953,056 shares for $30.5 million in the nine months ended September 30, 2005. The Company intends to hold repurchased shares in treasury for general corporate purposes, including issuances under its employee stock plans. The treasury shares are accounted for using the cost method.

Comprehensive income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Net income	$45.7	$22.0	$75.1	$59.5
Foreign currency translation adjustments	8.8	4.2	(18.9)	(7.4)
Net deferral of hedging gains (losses), net of income taxes	0.5	1.2	—	0.2
Unrealized gain on available-for-sale investment, net of income taxes	(9.3)	—	(6.1)	—
Minimum pension liability adjustments, net of income taxes	(1.5)	0.2	(0.1)	(0.3)

Comprehensive income	$44.2	$27.6	$50.0	$52.0

Accumulated other comprehensive loss consisted of the following:

(In millions)	September 30, 2005	December 31, 2004
Cumulative foreign currency translation adjustments	$(67.1)	$(48.2)
Cumulative deferral of hedging gains, net of income taxes	7.7	7.7
Unrealized gain on available-for-sale investment, net of income taxes	—	6.1
Cumulative adjustments to minimum pension liability, net of income taxes	(26.7)	(26.6)

Accumulated other comprehensive loss	$(86.1)	$(61.0)

During the nine months ended September 30, 2005, 1.0 million shares were issued in connection with stock option exercises. In the year ended December 31, 2004, 2.4 million shares were issued for stock option exercises and restricted stock issuances.

Note 13: Commitments and Contingent Liabilities

In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. The majority of these financial instruments represent guarantees of the Company’s future performance. Management does not expect these financial instruments to result in losses, if any, which would have a material adverse effect on the Company’s consolidated financial position or results of operations. However, it is possible that one of its customers, Sonatrach, may draw up to $25.2 million on an unconditional letter of credit for performance that the Company established with one of its lenders in conjunction with an ongoing long-term contract (see Note 7).

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

In February 2003, the Company initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. In October 2004, ABB filed a petition to remove the case to federal court. In February 2005, the United States District Court for the Southern District of Texas set the matter for trial beginning in November 2005. However, in October 2005, the trial was postponed until late 2006.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company participated in the United Nation’s Oil for Food Program beginning in 1999 and extending into the first half of 2003. On October 27, 2005, the Independent Inquiry Committee into The United Nations Oil for Food Programme (“the Committee”) issued its final substantive report illustrating the manner in which Iraq manipulated the program to derive illicit payments from companies that obtained oil and humanitarian goods contracts. The Committee’s report identifies over 2,300 companies as being allegedly involved in contracts where an aggregate of approximately $1.8 billion in alleged illicit payments might have occurred. One of the Company’s non-U.S. subsidiaries is listed in the report because it is associated with contracts of approximately $1.0 million and alleged illicit payments of $57 thousand. The Company has cooperated fully with the UN, and the Company has thoroughly investigated its participation in the UN program. Our investigation revealed that no Company employee knew of or approved any such illicit payment by the Company, its sales agent, or any other party and has concluded that there is no Company violation with respect to its participation in the program.

Note 14: Business Segment Information

Segment revenue and segment operating profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Revenue
Energy Production Systems	$428.2	$363.6	$1,297.4	$1,005.3
Energy Processing Systems	132.8	126.6	366.4	351.1
Intercompany eliminations	(0.7)	(2.1)	(2.2)	(8.4)

Subtotal Energy Systems	560.3	488.1	1,661.6	1,348.0
FoodTech	132.5	137.8	383.7	392.6
Airport Systems	85.9	76.1	232.6	199.3
Intercompany eliminations	(2.6)	(2.0)	(7.7)	(5.7)

Total revenue	$776.1	$700.0	$2,270.2	$1,934.2

Income before income taxes
Segment operating profit:
Energy Production Systems	$16.8	$20.2	$34.9	$64.2
Energy Processing Systems	15.2	8.9	35.8	20.6

Subtotal Energy Systems	32.0	29.1	70.7	84.8
FoodTech	8.4	8.3	24.1	26.8
Airport Systems	8.5	6.1	17.2	11.3

Total segment operating profit	48.9	43.5	112.0	122.9
Corporate items:
Corporate expense(1)	(7.6)	(6.3)	(21.9)	(18.9)
Other expense, net(2)	(8.9)	(4.8)	(22.7)	(15.0)
Gain on sale of investment(3)	25.3	—	25.3	—
Net interest expense	(1.6)	(1.4)	(4.0)	(5.2)

Total corporate items	7.2	(12.5)	(23.3)	(39.1)

Income before income taxes	$56.1	$31.0	$88.7	$83.8

(1)	Corporate expense primarily includes staff expenses.
(2)	Other expense, net, comprises expense related to share-based compensation, LIFO inventory adjustments, expense related to employee pension and other postretirement employee benefits and foreign currency related gains or losses.
(3)	The Company sold its investment in MODEC, Inc. and recognized a gain of $25.3 million (See Note 4).

Segment operating capital employed

(In millions)	September 30, 2005	December 31, 2004
Segment operating capital employed (1):
Energy Production Systems	$426.5	$362.1
Energy Processing Systems	190.3	169.1

Subtotal Energy Systems	616.8	531.2
FoodTech	154.6	183.4
Airport Systems	87.8	77.7

Total segment operating capital employed	859.2	792.3
Segment liabilities included in total segment operating capital employed (2)	939.8	874.1
Corporate (3)	185.6	227.5

Total assets	$1,984.6	$1,893.9

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO reserves.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments from customers, accrued payroll and other liabilities.
(3)	Corporate includes cash, the available-for-sale investment (See Note 4), LIFO inventory reserves, deferred income tax accounts, property, plant and equipment not associated with a specific segment and the fair value of derivatives.

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

Among the important factors that could have an impact on our ability to achieve our operating results and growth plan goals are:

•	Increased competition from other companies operating in our industries, some of which may have capital resources equivalent to or greater than ours;

•	Instability and unforeseen changes in economic, political and social conditions in the international markets where we conduct business, including economically and politically volatile areas such as North Africa, West Africa (including Nigeria and Angola where we have recently commenced manufacturing and are expanding facilities), the Middle East, Latin America and the Asia Pacific region, which could cause or contribute to: foreign currency fluctuations; inflationary and recessionary markets; civil unrest, terrorist attacks and wars; seizure of assets; trade restrictions; foreign ownership restrictions; restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations; changes in governmental laws and regulations and the level of enforcement of laws and regulations; inability to repatriate income or capital; and reductions in the availability of qualified personnel;

•	Increasing business activity involving large subsea and/or offshore projects, which exposes us to increased risks due to the significant technical and logistical challenges of these projects, their longer lead times and the requirement to dedicate substantial engineering effort and other capital resources to these projects;

•	Inability to complete a project as scheduled or to meet other contractual obligations to our customers, potentially leading to reduced profits or losses;

•	Severe weather conditions and natural disasters which may cause crop damage (such as hurricanes in Florida and their impact on citrus crops), affect the price of oil and gas, and cause damage or delays in offshore project locations, which may adversely impact the demand for our products and impair our ability to complete significant projects within required time frames or without incurring significant unanticipated costs;

•	Significant changes in interest rates or taxation rates;

•	Shortages of raw materials, unanticipated increases in raw material prices (including the price of steel) compared with historical levels, and our ability to mitigate the impact of higher costs through increased pricing;

•	Inability to implement and effect price increases for our products and services when necessary;

•	Inherent risks in the marketplace associated with new product introductions and technologies and the development of new manufacturing processes;

•	Changes in current prices for crude oil and natural gas and the perceived stability and sustainability of those prices as well as long-term forecasts can impact capital spending decisions by oil and gas exploration and production companies and may lead to significant changes in the level of oil and gas exploration, production, development and processing and affect the demand for our products and services;

•	The effect of governmental policies regarding exploration and development of oil and gas reserves, the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels and pricing and the level of production in non-OPEC countries;

•	Changes in capital spending levels by the U.S. Government and the impact of economic conditions and political and social issues on government appropriation decisions, including the procurement of Halvorsen loaders by the U.S. military;

•	Changes in business strategies and capital spending levels in the airline industry due to changes in international, national, regional and local economic conditions, war, political instability and terrorism (and the threat thereof), consumer perceptions of airline safety, and costs associated with safety, security and the weather;

•	Consolidation of customers in the petroleum exploration, commercial food processing or airline or air freight industries;

•	Unanticipated issues related to food safety, including costs related to product recalls, regulatory compliance and any related claims or litigation;

•	Freight transportation delays;

•	Our ability to integrate, operate and manage newly acquired business operations or joint venture investments, particularly in situations where we cannot control the actions of our joint venture partner and have only limited rights in controlling the actions of the joint venture;

•	Conditions affecting domestic and international capital and equity markets;

•	Unexpected changes in the size and timing of regional and/or product markets, particularly for short lead-time products;

•	Risks associated with litigation, including changes in applicable laws, the development of facts in individual cases, settlement opportunities, the actions of plaintiffs, judges and juries and the possibility that current reserves relating to our ongoing litigation may prove inadequate;

•	Our failure to accurately estimate the resources, time and other requirements of fixed price contracts, and our failure to complete our contractual obligations within the time frame and costs committed, especially as it relates to our ongoing project with Sonatrach-TRC, the Algerian Oil and Gas Company;

•	The effect of the loss or termination of a strategic alliance with a major customer, particularly as it relates to our Energy Production Systems businesses;

•	The effect of labor-related actions, such as strikes, slowdowns and facility occupations;

•	The loss of key management or other personnel;

•	Developments in technology of competitors and customers that could impact our market share and the demand for our products and services;

•	Supply and demand imbalances of certain commodities such as citrus fruit, fruit juices and tomatoes; and

•	Environmental and asbestos-related liabilities that may arise in the future that exceed our current reserves.

We wish to caution that the foregoing list of important factors may not be all-inclusive and specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended September 30,		Change
(In millions, except %)	2005	2004	$	%
Revenue	$776.1	$700.0	$76.1	10.9%
Costs and expenses:
Cost of sales	639.7	574.1	65.6	11.4
Selling, general and administrative expense	91.6	82.6	9.0	10.9
Research and development expense	12.1	11.4	0.7	6.1

Total costs and expenses	743.4	668.1	75.3	11.3
Net gain (loss) on disposal of assets	25.4	(0.7)	26.1	*
Minority interests	(0.4)	1.2	(1.6)	*
Net interest expense	(1.6)	(1.4)	(0.2)	14.3

Income before income taxes	56.1	31.0	25.1	81.0
Provision for income taxes	10.4	9.0	1.4	15.6

Net income	$45.7	$22.0	$23.7	107.7%

*	Not meaningful

Our total revenue for the third quarter of 2005 increased compared to the same period in 2004, primarily due to continued growth in our Energy Production Systems business. We continue to benefit from the growing demand for the supply of oilfield-related equipment, especially in subsea systems, used in the major oil and gas producing regions throughout the world. Of the total increase in sales, $13.7 million was attributable to the favorable impact of foreign currency translation.

Cost of sales for the third quarter of 2005 was higher compared to the same period in 2004. Cost of sales totaled 82.4% of sales, up from 82.0% in 2004. The $16.0 million provision for anticipated losses on our contract with Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”), recorded in the third quarter of 2005 was the primary driver of the increase in cost of sales as a percentage of sales. Better operating margins, particularly in our Energy Processing businesses, partially mitigated this increase in cost of sales as a percentage of sales. Of the total increase in cost of sales, $13.8 million was attributable to the impact of foreign currency translation offsetting the impact in sales.

Selling, general and administrative expense for the third quarter of 2005 increased compared to the same period in 2004, but remained a consistent 11.8% of sales in both quarters. Higher costs in our Energy Production Systems business were primarily responsible for the increase in dollars terms, the result of increased headcount required to support growth in this business segment. Of the total increase in selling, general and administrative expense, $0.7 million was attributable to the impact of foreign currency translation.

During the third quarter of 2005, we sold our investment in common stock of MODEC, Inc. resulting in a gain of $25.3 million.

Net interest expense for the third quarter of 2005 was higher compared to the same period in 2004, primarily as a result of higher average interest rates.

Income tax expense for the third quarter of 2005 was $10.4 million on income before income taxes of $56.1 million, resulting in an effective income tax rate of 18.5%. Income tax expense for the third quarter of 2004 was $9.0 million on income before income taxes of $31.0 million, resulting in an effective income tax rate of 29%. The decrease in the effective tax rate reflects a favorable adjustment to income tax reserves of $5.2 million related to the resolution of U.S. federal income tax audits.

Outlook

During the fourth quarter of 2005, we expect continued growth in the Energy Production Systems and Energy Processing Systems businesses, supported by high oil and gas prices and high rig counts. In addition, we expect increased profits in our FoodTech businesses in the fourth quarter reflecting fulfillment of a large number of backlog orders. On a consolidated basis, our fourth quarter results will decline compared to 2004 primarily as a result of the fourth quarter 2005 tax provision for dividend repatriation ($0.36 per share), the absence of a gain on conversion of an investment recognized in the fourth quarter of 2004 ($0.52 per share) and the absence of favorable income tax adjustments recognized in the fourth quarter of 2004 ($0.17 per share).

We estimate that our full-year 2005 diluted earnings per share will be within the range of $1.13 to $1.23 per share. This estimate includes the following items in 2005:

Losses on the Sonatrach project	$(0.48)
Tax provision for dividend repatriation	$(0.36)
Gain on sale of MODEC, Inc. investment	$0.22

These items are discussed in the Notes to our Consolidated Financial Statements located elsewhere in this report.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2005	2004	$	%
Revenue
Energy Production Systems	$428.2	$363.6	$64.6	17.8%
Energy Processing Systems	132.8	126.6	6.2	4.9
Intercompany eliminations	(0.7)	(2.1)	1.4	*

Subtotal Energy Systems	560.3	488.1	72.2	14.8
FoodTech	132.5	137.8	(5.3)	(3.8)
Airport Systems	85.9	76.1	9.8	12.9
Intercompany eliminations	(2.6)	(2.0)	(0.6)	*

Total revenue	$776.1	$700.0	$76.1	10.9%

Segment Operating Profit
Energy Production Systems	$16.8	$20.2	$(3.4)	(16.8)%
Energy Processing Systems	15.2	8.9	6.3	70.8

Subtotal Energy Systems	32.0	29.1	2.9	10.0
FoodTech	8.4	8.3	0.1	1.2
Airport Systems	8.5	6.1	2.4	39.3

Total segment operating profit	48.9	43.5	5.4	12.4
Corporate Items
Corporate expense	(7.6)	(6.3)	(1.3)	(20.6)
Other expense, net	(8.9)	(4.8)	(4.1)	(85.4)
Gain on sale of investment	25.3	—	25.3	100.0
Net interest expense	(1.6)	(1.4)	(0.2)	(14.3)

Total corporate items	7.2	(12.5)	19.7	*

Income before income taxes	56.1	31.0	25.1	81.0
Provision for income taxes	(10.4)	(9.0)	(1.4)	(15.6)

Net income	$45.7	$22.0	$23.7	107.7%

*	Not meaningful

Segment operating profit (loss) is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit (loss): corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue was higher in the third quarter of 2005 compared to the same period in 2004. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Favorable shifts in these factors have contributed to higher revenue from sales of subsea systems and surface products. Revenue from sales of subsea systems of $322.6 million in the third quarter of 2005 grew by $67.8 million, or 27%, from $254.8 million in the third quarter of 2004. Approximately $14.6 million of the increase in subsea revenue was attributable to favorable foreign currency translation. Subsea volumes increased primarily as a result of progress on new and ongoing projects located offshore West Africa, Brazil and the North Sea. Additionally, for the third quarter of 2005, revenue from sales of surface products grew by $25.9 million due primarily to favorable market conditions for land-based drilling. These increases were partially offset by a $31.6 million reduction in sales of floating production systems, primarily relating to progress on the Sonatrach project, which had sales of $5.1 million and $27.8 million in the third quarter of 2005 and 2004, respectively.

Energy Production Systems generated an operating profit of $16.8 million in the third quarter of 2005, which represented a decrease of $3.4 million compared to the same period in 2004. Our earnings were significantly impacted by the loss on the Sonatrach contract. Segment operating profit for Energy Production Systems for the three months ended September 30, 2005 included the following related to the Sonatrach project:

	Three months ended
(In millions)	September 30, 2005	September 30, 2004	Favorable (unfavorable) from 2004
Revenue	$5.1	$27.8	$(22.7)
Costs incurred	(21.1)	(32.2)	11.1

Losses from Sonatrach contract	$(16.0)	$(4.4)	$(11.6)

The Sonatrach contract involves the supply and installation of offshore oil loading systems at three locations. During the third quarter of 2004, we recognized a $4.4 million provision for anticipated losses due to an increase in the estimate of our total project costs. During the third quarter of 2005, we increased our estimate of costs to complete the contract by $16.0 million due to customer caused delays resulting in extended testing and higher installation and project management costs. These cost estimates reflect our current assessment of the project. There may be additional costs, which currently cannot be forecast, as the project continues in the commissioning phase. As we finalize the project, unanticipated changes in conditions or changes in our underlying assumptions based on new information may result in additional losses on the project during 2005.

Excluding the Sonatrach loss, operating profit increased $8.2 million during the third quarter of 2005. Higher sales volumes contributed $12.3 million in incremental profit. Offsetting this positive effect, profit margins declined relative to the third quarter of 2004 as a result of an unfavorable change in the project and geographic mix and lowered earnings by $1.2 million. In addition, we incurred $2.6 million in incremental selling, general and administrative expenses primarily reflective of higher business activity levels. The impact of foreign currency translation on the segment operating profit was minimal as the favorable effect on revenue was offset by similar increases in expenses.

For full year 2005, we expect operating profit in this segment to be less than 2004 results, primarily attributable to the Sonatrach loss provisions for full year 2005 which were approximately $33.5 million higher than the Sonatrach loss provisions included in the 2004 results. However, we project higher operating profits in fourth quarter 2005 compared to 2004 which will significantly offset this decline in earnings on a full year basis.

Energy Processing Systems

Energy Processing Systems’ revenue was approximately 5% higher in the third quarter of 2005 compared to the same period in 2004. Segment revenue benefited from high oil and gas prices as well as the continuing strength in land-based drilling activity. As a result, higher demand for WECO®/Chiksan® equipment, which is sold primarily to service companies, and pump oil and gas products were the primary contributors to the increase in revenue. Revenue from loading systems during this quarter were level with the third quarter of 2004; however, we are encouraged by the significant amount of orders received during the quarter and expect that higher inbound demand will result in strong fourth quarter 2005 revenue and provide us with a good 2006 revenue base for this product line.

Energy Processing Systems’ operating profit in the third quarter of 2005 increased compared to the same period in 2004 primarily as a result of higher sales volumes and improved execution. We have begun to see the impact on operating profits of the restructuring in the material handling business in early 2005. Further, we redirected certain of our efforts for loading system projects to become more selective in those marine arm projects we aggressively pursue and increased our focus on execution. The effect of these efforts was to significantly increase our margins compared to the third quarter of 2004.

During the fourth quarter of 2005, we expect operating profits to increase slightly versus 2004, excluding the impact of the $6.5 million goodwill impairment charge recorded in the fourth quarter of 2004.

FoodTech

FoodTech’s revenue decreased 4% in the third quarter of 2005 compared with the same period in 2004, primarily attributable to lower volumes in tomato processing equipment resulting from continued low levels of capital investment in this industry.

Operating profit remained consistent in 2005 compared to the same period in 2004, despite the decrease in revenue. This is a result of a shift toward higher margin projects, and improved project execution, in our freezing and cooking equipment business.

We expect FoodTech operating profit to increase in the fourth quarter of 2005 sufficiently for full year 2005 results to match, or possibly exceed, 2004 results. We expect to fulfill a larger proportion of our order backlog during the fourth quarter of 2005 than we have fulfilled in previous quarters. The effects of Hurricane Wilma in 2005 are not likely to have a significant impact on our fourth quarter results; however, the damage to the Florida citrus crops may have a detrimental impact on FoodTech operating profit in 2006.

Airport Systems

Airport Systems’ revenue was higher in the third quarter of 2005 compared with the same period in 2004. In the third quarter of 2005, sales of ground support equipment increased by $6.3 million as a result of improved market conditions for international airlines and domestic air cargo companies. Our airport services business provided an incremental $3.7 million in revenue for 2005, primarily as the result of projects for the Dallas, Houston and Philadelphia airports. These increases were partially offset by $2.5 million in lower sales of Jetway® passenger boarding bridges resulting from a soft domestic market for passenger boarding bridges.

Airport Systems’ operating profit in the third quarter of 2005 increased compared with the same period in 2004, primarily attributable to higher margins across all of our significant product lines.

We expect Airport Systems’ 2005 operating profit to exceed 2004 results, with fourth quarter profits contributing to the significant year over year improvement. While some of the 2005 growth is related to a $2.7 million gain on a land sale, most of our businesses are generating stronger margins and higher revenue. With continued struggles of the country’s domestic airlines, our earnings growth is attributed to improved market conditions for international airlines and domestic air cargo companies and increased airport services business.

Corporate Items

Corporate expense in the third quarter of 2005 was $7.6 million, $1.3 million above the same period in 2004 primarily due to audit-related expenses associated with Sarbanes-Oxley and higher compensation expense. Other expense, net, of $8.9 million increased $4.1 million compared to the prior-year period due to foreign currency exchange losses, and higher equity-based compensation and LIFO expenses.

In the fourth quarter of 2005 we expect continued higher LIFO expenses due to increased levels of U.S. inventories and backlog, and the higher raw materials costs, particularly steel, reflected in such inventories.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Energy Production Systems	$457.0	$379.7	$1,504.1	$1,349.7
Energy Processing Systems	144.1	110.6	432.9	343.9
Intercompany eliminations	(0.7)	(0.7)	(1.5)	(5.1)

Subtotal Energy Systems	600.4	489.6	1,935.5	1,688.5
FoodTech	136.8	127.0	398.2	406.0
Airport Systems	66.4	60.0	216.0	200.8
Intercompany eliminations	(1.3)	(1.4)	(6.6)	(5.8)

Total inbound orders	$802.3	$675.2	$2,543.1	$2,289.5

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	September 30, 2005	December 31, 2004	September 30, 2004
Energy Production Systems	$1,429.4	$1,222.7	$1,225.2
Energy Processing Systems	171.3	104.8	130.0
Intercompany eliminations	(0.3)	(1.0)	(2.1)

Subtotal Energy Systems	1,600.4	1,326.5	1,353.1
FoodTech	157.1	142.7	131.0
Airport Systems	103.2	119.8	131.0
Intercompany eliminations	(0.8)	(1.9)	(1.3)

Total order backlog	$1,859.9	$1,587.1	$1,613.8

The portion of total backlog at September 30, 2005 that we project will be recorded as revenue after fiscal year 2005 is approximately $977 million.

Energy Production Systems’ order backlog at September 30, 2005 increased compared to both December 31, 2004 and September 30, 2004 reflecting orders for subsea systems of over $1.1 billion through September 2005 and the timing of project execution, as many of these orders will remain in backlog until 2006. Subsea order backlog at September 30, 2005 included projects associated with all of the major offshore oil and gas producing regions, and included Chevron’s Agbami project offshore Nigeria and BP’s Block 18 Greater Plutonio project offshore Angola. Surface wellhead orders have increased by 45% during the nine months ended September 30, 2005 contributing to the overall increase in backlog compared to both 2004 periods presented. There was a decrease in floating production systems backlog compared to September 30, 2004 as we continued to execute the Sonatrach project. Foreign currency translation negatively impacted the September 30, 2005 balance of backlog by $41.4 million compared to December 31, 2004, and positively impacted the balance by $45.9 million compared to September 30, 2004.

Energy Processing Systems’ order backlog at September 30, 2005 increased compared to both December 31, 2004 and September 30, 2004 as a result of increased inbound orders for substantially all of our product lines, especially in loading systems. Orders for loading systems during the nine months ended September 30, 2005 increased 82% over the same period in 2004, and this product line now represents approximately 38% of the September 30, 2005 backlog in this segment.

FoodTech’s order backlog at September 30, 2005 increased compared to both December 31, 2004 and September 30, 2004, primarily attributable to higher order backlog for citrus projects. Order backlog for freezing and cooking equipment, which historically has represented the largest share of this segment’s backlog, was flat compared to the prior periods.

Airport Systems’ order backlog at September 30, 2005 declined compared to both December 31, 2004 and September 30, 2004. Order backlog for Jetway® passenger boarding bridges decreased from higher balances in both prior periods as a result of lower North American demand. Consistent with our forecast, order backlog for Halvorsen loaders also declined as shipments outpaced new orders. The decrease in boarding bridges and Halvorsen loader backlog since December 31, 2004 was partially offset by increased orders for ground support equipment.

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months Ended September 30,		Change
(In millions, except %)	2005	2004	$	%
Revenue	$2,270.2	$1,934.2	$336.0	17.4%
Costs and expenses:
Cost of sales	1,895.7	1,565.2	330.5	21.1
Selling, general and administrative expense	271.8	245.1	26.7	10.9
Research and development expense	38.8	34.7	4.1	11.8

Total costs and expenses	2,206.3	1,845.0	361.3	19.6
Net gain (loss) on disposal of assets	30.3	(1.5)	31.8	*
Minority interests	(1.5)	1.3	(2.8)	*
Net interest expense	(4.0)	(5.2)	1.2	(23.1)

Income before income taxes	88.7	83.8	4.9	5.8
Provision for income taxes	13.6	24.3	(10.7)	(44.0)

Net income	$75.1	$59.5	$15.6	26.2%

*	Not meaningful

Our total revenue for the nine months ended September 30, 2005 increased compared to the same period in 2004, primarily due to continued growth in our Energy Production Systems business. We continue to benefit from the growing demand for the supply of oilfield-related equipment, especially in subsea systems, used in the major oil and gas producing regions throughout the world. To a lesser extent, the increase in 2005 revenue also reflected higher revenue in the Airport Systems and Energy Processing Systems business segments. Of the total increase in sales, $66.2 million was attributable to the favorable impact of foreign currency translation.

Cost of sales for the nine months ended September 30, 2005 was higher compared to the same period in 2004. Cost of sales totaled 83.5% of sales, up from 80.9% in 2004. The $54.9 million provision for anticipated losses on our contract with Sonatrach recorded in 2005 was the primary driver of the increase in cost of sales as a percentage of sales. Of the total increase in cost of sales, $59.6 million was attributable to the impact of foreign currency translation.

Selling, general and administrative expense for the nine months ended September 30, 2005 increased compared to the same period in 2004, but declined as a percentage of sales from 12.7% in 2004 to 12.0% in 2005. Higher costs in our Energy Production Systems business were primarily responsible for the increase, the result of a higher level of bid and proposal activities and the impact of increased headcount required to support growth in this business segment. Of the total increase in selling, general and administrative expense, $4.3 million was attributable to the impact of foreign currency translation.

During the third quarter of 2005, we sold an investment in common stock of MODEC, Inc. resulting in a pre-tax gain of $25.3 million.

Net interest expense for the nine months ended September 30, 2005 was lower compared to the same period in 2004, primarily as a result of lower average debt levels.

Income tax expense for the nine months ended September 30, 2005 was $13.6 million on income before income taxes of $88.7 million, resulting in an effective income tax rate of 15.3%. Income tax expense for the nine months ended September 30, 2004 was $24.3 million on income before income taxes of $83.8 million, resulting in an effective income tax rate of 29%. The decrease in the effective tax rate reflects losses in the U.S. due primarily to the Sonatrach project loss and a positive income tax adjustment of $5.2 million related to the resolution of U.S. federal income tax audits.

OPERATING RESULTS OF BUSINESS SEGMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2005	2004	$	%
Revenue
Energy Production Systems	$1,297.4	$1,005.3	$292.1	29.1%
Energy Processing Systems	366.4	351.1	15.3	4.4
Intercompany eliminations	(2.2)	(8.4)	6.2	*

Subtotal Energy Systems	1,661.6	1,348.0	313.6	23.3
FoodTech	383.7	392.6	(8.9)	(2.3)
Airport Systems	232.6	199.3	33.3	16.7
Intercompany eliminations	(7.7)	(5.7)	(2.0)	*

Total revenue	$2,270.2	$1,934.2	$336.0	17.4%

Segment Operating Profit
Energy Production Systems	$34.9	$64.2	$(29.3)	(45.6)%
Energy Processing Systems	35.8	20.6	15.2	73.8

Subtotal Energy Systems	70.7	84.8	(14.1)	(16.6)
FoodTech	24.1	26.8	(2.7)	(10.1)
Airport Systems	17.2	11.3	5.9	52.2

Total segment operating profit	112.0	122.9	(10.9)	(8.9)
Corporate Items
Corporate expense	(21.9)	(18.9)	(3.0)	(15.9)
Other expense, net	(22.7)	(15.0)	(7.7)	(51.3)
Gain on sale of investment	25.3	—	25.3	100.0
Net interest expense	(4.0)	(5.2)	1.2	23.1

Total corporate items	(23.3)	(39.1)	15.8	40.4

Income before income taxes	88.7	83.8	4.9	5.8
Provision for income taxes	(13.6)	(24.3)	10.7	44.0

Net income	$75.1	$59.5	$15.6	26.2%

*	Not meaningful

Energy Production Systems

Energy Production Systems’ revenue was higher for the nine months ended September 30, 2005 compared to the same period in 2004. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Favorable shifts in these factors contributed to higher revenue from sales of subsea systems and surface products. Revenue from sales of subsea systems of $982.6 million in the nine months ended September 30, 2005 grew by $301.1 million, or 44%, from $681.5 million in the same period in 2004. Approximately 80% of the increase in revenue from sales of subsea systems was attributable to higher volumes, with the remaining 20% due to the favorable impact of foreign currency translation. Subsea volumes increased primarily as a result of progress on new and ongoing projects located offshore West Africa, the Gulf of Mexico, Brazil, the North Sea and in the Asia Pacific region. Additionally, for the nine months ended September 30, 2005, revenue from sales of surface products grew by $62.9 million due primarily to favorable market conditions for land-based drilling. These increases were partially offset by a $77.8 million reduction in sales of floating production systems, primarily relating to progress on the Sonatrach project.

Energy Production Systems generated an operating profit of $34.9 million year to date in 2005, which represented a decrease of $29.3 million compared to the same period in 2004. Our earnings were significantly impacted by the loss on the Sonatrach contract.

Segment operating profit for Energy Production Systems for the nine months ended September 30, 2005 included the following related to the Sonatrach project:

	Nine months ended
	September 30, 2005	September 30, 2004	Favorable (unfavorable) from 2004
Revenue	$42.9	$75.4	$(32.5)
Costs incurred	(97.8)	(79.8)	(18.0)

Losses from Sonatrach contract	$(54.9)	$(4.4)	$(50.5)

Discussion and analysis of the losses incurred on our Sonatrach contract are included in the discussion of results of operations for the three months ended September 30, 2005 included elsewhere in this report. During the nine months ended September 30, 2004 we recognized a $4.4 million provision for anticipated losses due to an increase in the estimate of our total project costs. During the nine months ended September 30, 2005, we increased our estimate of costs to complete the contract by $54.9 million due to continued adverse weather conditions, problems with testing and installation of the offshore pipelines and onshore equipment, and customer caused delays resulting in extended testing and higher installation and project management costs.

Excluding the Sonatrach loss, operating profit increased $21.2 million during the nine months ended September 30, 2005. Higher sales volumes contributed $44.6 million to this incremental profit. Offsetting this positive effect, profit margins declined relative to 2004 as a result of an unfavorable change in the project and geographic mix which diminished earnings by $7.4 million. Additionally, selling, general and administrative expenses were higher by $12.4 million in the nine months ended September 30, 2005 compared to the same period in 2004, attributable to increased bid and proposal activities and the impact of increased headcount required to support growth in this business segment.

Energy Processing Systems

Energy Processing Systems’ revenue increased 4% for the nine months ended September 30, 2005, compared to the same period in 2004. Segment revenue benefited from strong oil and gas prices as well as the continuing strength in land-based drilling activity. These factors contributed to fluid control revenue increasing by $23.6 million compared to 2004, driven by higher demand for WECO®/Chiksan® equipment, which are sold primarily to service companies, and pump oil and gas products. This increase was partially offset by reduced revenue for loading systems, which declined approximately $8 million from 2004. During 2005, we redirected certain of our efforts for loading system projects to become more selective in those marine arm projects we aggressively pursue and increased focus on execution. The effect of these efforts was to lower revenue but increase our margins compared to 2004. We expect the market for both LNG arms and other marine loading arms to remain strong for the remainder of 2005 and in 2006.

Energy Processing Systems’ operating profit in the nine months ended September 30, 2005 increased significantly when compared to the same period in 2004. Continued demand for fluid control products, our re-engineering efforts at loading systems and the cost savings associated with the material handling restructuring have contributed to the favorable operating profit performance.

FoodTech

FoodTech’s revenue decreased 2% in the nine months ended September 30, 2005 compared with the same period in 2004. Continued declines in sales of citrus and tomato processing equipment contributed a 7% decline in revenue. This decrease reflects lower capital investment from the tomato processing industry as well as lower citrus extractor lease income as a result of crop damage suffered during the 2004 Florida hurricanes. The revenue decrease was partially offset by higher volumes of freezing and cooking equipment reflecting higher sales in Europe and a strong poultry market in North America. Revenue in the nine months ended September 30, 2005 includes $4.7 million resulting from the favorable impact of foreign currency translation.

FoodTech’s operating profit decreased in the nine months ended September 30, 2005 compared to the same period in 2004. The decline in operating profit reflects the effects of an unusually low Florida citrus crop and low capital investment of the tomato processing market. These declines were partially offset by more than $7 million in incremental operating profit in 2005 resulting primarily from improved margins in our freezing and cooking equipment, a shift in the product mix toward higher margin aftermarket products, and improved project execution. The impact of foreign currency translation on the segment operating profit was minimal as the favorable effect on revenue was offset by similar increases in expenses.

Airport Systems

Airport Systems’ revenue was higher in the nine months ended September 30, 2005 compared with the same period in 2004. Segment sales are affected by the profitability of our customers in the airline and air cargo markets. The sales of ground support equipment increased by $19.9 million in 2005. Our airport services business provided an incremental $11.6 million in revenue for 2005, primarily as the result of projects for the Dallas, Houston and Philadelphia airports. Jetway® passenger boarding bridge sales, primarily to airport authorities, increased by 10%; however, its impact was directly offset by lower sales of Halvorsen loaders, consistent with our forecasted decline in Halvorsen loader shipments. Sales of Halvorsen loaders fluctuate based on the status of governmental approval of funding and the requirements of the U.S. Air Force.

Airport Systems’ operating profit in the nine months ended September 30, 2005 increased compared with the same period in 2004, primarily attributable to a $2.7 million gain on the sale of excess land adjacent to one of our facilities and incremental profits generated from our airport services business. We are starting to recognize growth in profits from all of our Airport Systems product lines in 2005 as we absorb higher material costs, primarily steel, by passing some of these costs on through pricing and by other cost reductions.

Corporate Items

We liquidated our ownership in MODEC, Inc. which resulted in a $25.3 million gain, $15.4 million after tax.

Corporate expense in the nine months ended September 30, 2005 was $21.9 million, $3.0 million above the same period in 2004 primarily due to audit-related expenses associated with Sarbanes-Oxley and higher incentive compensation expense. Other expense, net, of $22.7 million increased $7.7 million compared to the prior-year period primarily due to $6.7 million in foreign currency exchange losses.

LIQUIDITY AND CAPITAL RESOURCES

Our net debt at September 30, 2005 and December 31, 2004 was $53.0 million and $39.0 million, respectively. Net debt includes short and long-term debt and the current portion of long-term debt, net of cash and cash equivalents. The increase in net debt was primarily due to the increase in working capital requirements during 2005 in our Energy Production Systems segment. Our working capital balances can vary significantly quarter to quarter depending on the payment terms and timing of delivery on key contracts.

Cash Flows

Cash required by operating activities of continuing operations for the nine months ended September 30, 2005 was $30.7 million compared to $26.7 million of cash provided for the nine months ended September 30, 2004. This change in operating cash flows over the comparable period reflects higher investments in inventory of $153.7 million offset by $93.6 million in collections of accounts receivable.

Cash provided by investing activities was $33.0 million compared to $29.4 million of cash required by investing activities for the nine months ended September 30, 2005 and 2004, respectively. While capital expenditures for the nine months ended September 30, 2005 increased by $17.4 million compared to the same period in 2004, proceeds from disposals have more than offset this increase. We disposed of our shares in MODEC, Inc. during September which provided $74.4 million in net proceeds.

Cash provided by financing activities was $16.9 million and $15.5 million for the nine months ended September 30, 2005 and 2004, respectively. In 2005, we issued $29.9 million in commercial paper to fund $30.5 million in repurchases of our outstanding common stock. The balance of the cash provided in 2005 resulted primarily from exercises of employee stock options. In 2004, higher proceeds from stock option exercises allowed us to decrease debt outstanding by $18.4 million.

Debt and Liquidity

The following is a summary of our credit facilities at September 30, 2005:

(In millions)

Description	Commitment Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit (b)	Unused Capacity		Maturity
Five-year revolving credit facility	$250.0	$—	$—	$—	$250.0		April 2006
Five-year revolving credit facility	250.0	—	179.7	16.1	54.2		April 2009

	$500.0	$—	$179.7	$16.1	$304.2	(c)

(a)	Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.
(b)	The five-year revolving credit facilities allow us to obtain a total of $250.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with these facilities.
(c)	The outstanding balance of commercial paper combined with the debt outstanding under the revolving credit facilities and the amount in standby letters of credit is limited to $500.0 million.

Among other restrictions, the terms of the committed credit agreements include negative covenants related to liens and financial covenants related to consolidated tangible net worth, debt to earnings ratios and interest coverage ratios. We are in compliance with all debt covenants as of September 30, 2005. Our five-year revolving credit facility maturing April 2006 carries an effective annual interest rate of 100 basis points above the one month London Interbank Offered Rate (“LIBOR”). The five-year revolving credit facility maturing April 2009 carries an effective annual interest rate of 87.5 basis points above the one month LIBOR.

We intend to cancel the five-year revolving credit facility maturing April 2006 during the fourth quarter of 2005 and replace it with a facility through one of our foreign subsidiaries as we proceed with a dividend repatriation plan discussed in Outlook below. We have not yet established new facilities for this purpose as of September 30, 2005.

We have the ability to access up to $400.0 million of short-term financing through our commercial paper program, provided that available capacity under revolving credit facilities exists. We have interest rate swaps related to $150.0 million of our $179.7 million in commercial paper outstanding at September 30, 2005. The effect of these interest rate swaps, which mature in June 2008, is to fix the effective annual interest rate on these borrowings at 2.9%.

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

Outlook

For the remainder of 2005, we estimate capital expenditures will be in the range of $15-$20 million, primarily attributable to expenditures planned in Malaysia, Nigeria and Angola to support our Energy Production Systems’ subsea business. We anticipate contributing approximately $5 million to our foreign pension plans before December 31, 2005.

In October 2005, management decided to repatriate approximately $466 million in earnings from foreign operations. By doing so, we benefit from the provisions of the American Jobs Creation Act of 2004, which allows for a one-time dividends received deduction, thereby reducing the income tax that would otherwise be payable on foreign dividends. The dividends will result in incremental income tax expense of approximately $26 million, which we expect will be paid in 2006. A result of this repatriation is a restructuring of our external financing from domestic debt to foreign debt.

We are pursuing claims against Sonatrach related to costs incurred by the Company due to customer caused work stoppages, work required beyond the contract scope and other customer caused delays. We have not recognized the value of these claims in our financial statements. While we believe we have a contractual basis to pursue these claims, we expect further negotiations and cannot predict the outcome of these negotiations nor its timing. Should the Company and Sonatrach not be able to reach resolution, the contract requires that disputes be resolved by binding arbitration by the International Chamber of Commerce.

It is possible that Sonatrach may draw upon a letter of credit we established with one of our lenders in conjunction with an ongoing project. The maximum potential cash amount that could be drawn under this letter of credit would be $25.2 million. We believe cash from operations and our credit facilities will fund this transaction if needed.

We are authorized to repurchase up to two million shares of our common stock. We announced plans to begin the repurchase of shares of our outstanding common stock in February 2005, and during the first nine months of 2005, we repurchased 953,056 shares for approximately $30.5 million. The timing and amount of further repurchases will depend on market conditions.

We currently expect to contribute approximately $10 million to our non-U.S. pension plans in 2006. We are evaluating potential funding of $15 million to our U.S. qualified pension plan in 2006 for which, using our current assumptions, we will not have a minimum funding requirement until 2013.

We plan to meet our cash requirements in 2005 and 2006 with cash generated from operations, our available credit facilities and commercial paper.

We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2005, we changed a significant estimate of total contract cost on one of our long-term contracts. The change in estimate required that we provide for $54.9 million in losses on this contract for the nine months ended September 30, 2005. See Note 7 to our consolidated financial statements for more information. There were no other changes in critical accounting estimates that resulted in a significant impact on our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47 “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” This interpretation defines the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity, in which the timing, and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that an obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. We believe the adoption of FIN No. 47 will not have a material impact on our results of operations, financial position or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R rescinds the intrinsic value option for accounting for stock-based compensation under APB No. 25 and requires an entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant date fair value of the award. In addition, SFAS No. 123R amends the accounting for modifications and forfeitures of awards in determining compensation cost. SFAS No. 123R is effective for the first interim period of our first annual period beginning on or after June 15, 2005. As we currently account for our stock-based compensation under the fair value provisions of SFAS No. 123, we will utilize the modified prospective application method upon adoption. We will early adopt SFAS No. 123R effective on October 1, 2005. We believe the adoption of SFAS No. 123R will not have a material impact on our results of operations or financial position.

Prior to the adoption of SFAS No. 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows. With the adoption of SFAS No. 123R, the tax benefits relating to excess stock-based compensation deductions will be presented prospectively in the statement of cash flows as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $3.8 million for the nine months ended September 30, 2005 and will be reclassified from operating to financing cash inflows during the fourth quarter.

In December 2004, the FASB issued Financial Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides implementation guidance related to the repatriation provision of the American Jobs Creation Act of 2004. During October 2005, we completed our assessment of whether, and to what extent, earnings of foreign subsidiaries might be repatriated and began implementing our repatriation plan (see Note 9). We have complied with the requirements of FSP FAS 109-2 regarding the disclosure of the expected income tax expense to be recognized under the repatriation plan during the fourth quarter of 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We believe that the adoption of SFAS No. 151 will not have a material impact on our results of operations, financial position or cash flows.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In the first quarter of 2005, we completed our evaluation of the benefits provided by our plan and concluded that the benefits are not actuarially equivalent to those under Medicare Part D. Therefore, our reported net periodic benefit cost does not reflect any amount associated with the federal subsidy. In September 2005, we amended our retiree health program to coordinate with the new Medicare prescription drug program for our retirees over the age of 65 (see Note 10).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the third quarter of 2005, we divested our investment in the common stock of MODEC, Inc. (see Note 4). The sale of the MODEC, Inc. common stock, which is listed on the Tokyo Stock Exchange and traded in Japanese yen, has reduced both our foreign currency rate risk and our equity price risk. There have been no other material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, and have concluded that our disclosure controls and procedures were effective. During the quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no other significant changes in internal controls or in other factors that could significantly affect internal controls over financial reporting subsequent to the evaluation date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of September 30, 2005, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

November 4, 2005

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

In February 2003, we initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. In October 2004, ABB filed a petition to remove the case to federal court. In February 2005, the United States District Court for the Southern District of Texas set the matter for trial beginning in November 2005. However, in October 2005, the trial was postponed until late 2006.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no unregistered sales of equity securities during the three months ended September 30, 2005. The following table summarizes repurchases of our common stock during the three months ended September 30, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
July 1, 2005 – July 31, 2005	610	$32.10	—	1,171,944
August 1, 2005 – August 31, 2005	5,700	$38.27	—	1,171,944
September 1, 2005 – September 30, 2005	131,500	$40.46	125,000	1,046,944

Total	137,810	$40.33	125,000	1,046,944

(a)	Represents 125,000 shares of common stock repurchased and held in treasury and 12,810 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 16,130 shares of registered common stock held in this trust, as directed by the beneficiaries, during the three months ended September 30, 2005.
(b)	On February 7, 2005, we announced a plan to repurchase shares of our outstanding common stock pursuant to a repurchase program approved by our Board of Directors. Under this program, we are authorized to repurchase up to two million shares of common stock through open market purchases.

ITEM 6. EXHIBITS

(a)	Exhibits

Number in Exhibit Table	Description
15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC. (Registrant)

/s/ Ronald D. Mambu
Ronald D. Mambu
Vice President, Controller, and duly authorized officer

Date: November 4, 2005

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