Form 10-K
period 2005-12-31
FMC TECHNOLOGIES INC
filed 2006-02-24
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT YES ☒ NO ☐

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT YES ☐ NO ☒

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF “ACCELERATED FILER AND LARGE ACCELERATED FILER” IN RULE 12b-2 OF THE EXCHANGE ACT.

LARGE ACCELERATED FILER ☒                ACCELERATED FILER ☐                NON-ACCELERATED FILER ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES ☐ NO ☒

THE AGGREGATE MARKET VALUE OF THE REGISTRANT’S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, DETERMINED BY MULTIPLYING THE OUTSTANDING SHARES ON JUNE 30, 2005, BY THE CLOSING PRICE ON SUCH DAY OF $31.97 AS REPORTED ON THE NEW YORK STOCK EXCHANGE, WAS $1,197,334,334.*

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF FEBRUARY 15, 2006 WAS 68,555,609.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for the 2006 Annual Meeting of Stockholders	Part III

*	Excludes 30,955,855 shares of the registrant’s Common Stock held by directors, officers and holders of more than 5% of the registrant’s Common Stock as of June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such person or entity possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person or entity is controlled by or under common control with the registrant.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We provide mission-critical solutions, based on innovative, industry-leading technologies, for the energy, food processing and air transportation industries. We design, manufacture and service sophisticated machinery and systems for our customers through business segments: Energy Systems (comprising Energy Production Systems and Energy Processing Systems), FoodTech and Airport Systems. Financial information about our business segments is incorporated herein by reference from Note 18 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.fmctechnologies.com, under “Investor Center – SEC Filings.” Our Annual Report on Form 10-K for the year ended December 31, 2005, is also available in print to any stockholder free of charge upon written request submitted to Jeffrey W. Carr, General Counsel and Secretary, FMC Technologies, Inc., 1803 Gears Road, Houston, Texas, 77067.

Throughout this Annual Report on Form 10-K, we incorporate by reference certain information from our Proxy Statement for the 2006 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We provide stockholders with an annual report containing financial information that has been examined and reported upon, with an opinion expressed thereon by an independent registered public accounting firm. On or about April 3, 2006, our Proxy Statement for the 2006 Annual Meeting of Stockholders will be available on our website under “Investor Center – SEC Filings.” Similarly, our 2005 Annual Report to Stockholders will be available on our website under “Investor Center – Financial Information.”

BUSINESS SEGMENTS

Energy Production Systems

Energy Production Systems designs and manufactures systems and provides services used by oil and gas companies involved in land and offshore, including deepwater, exploration and production of crude oil and gas. Our production systems control the flow of oil and gas from producing wells. We specialize in offshore production systems and have manufacturing facilities near most of the world’s principal offshore oil and gas producing basins. We market our products primarily through our own technical sales organization. This segment includes subsea production systems, surface production systems, floating production systems, and separation systems. Energy Production Systems revenue comprised approximately 57%, 53% and 49% of the Company’s consolidated revenue in 2005, 2004 and 2003, respectively.

Principal Products and Services

Subsea Production Systems. Subsea systems represent 44%, 37%, and 35% of the Company’s consolidated revenues in 2005, 2004, and 2003, respectively. Our systems are used in the offshore production of crude oil and natural gas reserves. Subsea systems are placed on the seafloor and are used to control the flow of crude oil and natural gas from the reservoir to a host processing facility, such as a floating production facility, a fixed platform, or an onshore facility. Our subsea equipment is remotely controlled by the host processing facility.

The design and manufacture of our subsea systems require a high degree of technical expertise and innovation. Some of our systems are designed to withstand exposure to the extreme hydrostatic pressure that deepwater environments present as well as internal pressures of up to 15,000 pounds per square inch and temperatures in excess of 350º F. The foundation of this business is our technology and engineering expertise.

The development of our integrated subsea systems usually includes initial engineering design studies, subsea trees, control systems, manifolds, seabed template systems, flowline connection and tie-in systems, installation and workover tools, and subsea wellheads. In order to provide these systems and services, we utilize highly-developed system and detail engineering, project management and global procurement, manufacturing, assembly and testing capabilities. Further, we provide service technicians for installation assistance and field support for commissioning, intervention and maintenance of our subsea systems throughout the life of the oilfield. Additionally, we provide tools such as our RLWI (riserless light well intervention) system for certain well workover and intervention tasks.

Surface Production Systems. In addition to our subsea systems that control the flow of oil and natural gas from deepwater locations, we provide a full range of surface wellheads and production systems for both standard service and critical service applications. Surface production systems, or trees, are used to control and regulate the flow of oil and gas from the well. Our surface products and systems are used worldwide on both land and offshore platforms and can be used in difficult climatic conditions, such as arctic cold or desert high temperatures. We support our customers through leading engineering, manufacturing, field installation support, and aftermarket services.

Floating Production Systems. We are a global supplier of marine terminals, turret and mooring systems, riser systems, swivel systems and control and service buoys for a broad range of marine and subsea projects through our FMC Technologies Floating Systems subsidiary. These products and services are part of our customers’ overall floating production system, which produces, processes, stores, and offloads crude oil from offshore fields.

Separation Systems. We currently own 55% of CDS Engineering (“CDS”) with a commitment to purchase the remaining 45% in 2009. CDS designs and manufactures systems that separate production flows from wells into oil, gas, water and sand. CDS’ separation technology modifies conventional separation technologies by moving the flow in a spiral, spinning motion. This causes the elements of the flow stream to separate more efficiently. These systems are currently capable of operating on surface systems onshore or on offshore facilities. We believe this technology has the future potential to operate on the seabed near a subsea production system providing subsea processing capabilities.

Status of Product Development

We continue to advance the development of subsea separation processing technologies through our CDS subsidiary. Subsea processing is an emerging technology in the industry, which we believe offers considerable benefits to the oil and gas producer, enabling a more rapid and cost-efficient approach to separation. First, if separation is performed on the seabed, the hydrostatic pressure of the fluid going from the seabed to the surface is reduced, allowing the well to flow more efficiently, accelerating production and enabling higher recoveries from the subsea reservoir. Also, it can significantly reduce the capital investment required for floating vessels or platforms, since the integration of processing capabilities will not be required. In 2005, we received a contract to introduce this technology commercially with Statoil’s Tordis field in the North Sea.

We have also continued development of an all-electric subsea production system. An all-electric subsea system allows for more efficient production in ultra-deep waters than conventional systems which rely on hydraulics. We maintain a patent for an all-electric subsea tree and have developed an innovative, low-voltage all-electric subsea prototype of electric actuators that has been operating at Statoil’s Statfjord North and East Fields offshore Norway since 2001, resulting in higher than expected production increases. We entered into a contract in 2005 to provide the first conversion of a production manifold to an all-electric operation which is an important advancement of our all-electric subsea production system technology.

Capital Intensity

Most of the systems and products that we supply for subsea and floating production applications are highly engineered to meet the unique demands of our customers and are typically ordered one or two years prior to installation. It is common practice to receive advance and progress payments from our customers in order to fund our working capital requirements. In addition, due to factors such as higher engineering content and our manufacturing strategy of outsourcing certain low value-added manufacturing activities, we believe that our Energy Production Systems business is less capital intensive than our competitors.

Dependence on Key Customers

Generally, our customers in this segment are major integrated oil or exploration and production companies. No single Energy Production Systems customer accounts for more than 10% of the Company’s annual consolidated revenue.

With our integrated systems for subsea production, we have aggressively pursued alliances with oil and gas companies that are actively engaged in the subsea development of crude oil and natural gas. Development of subsea fields, particularly in deepwater environments, involves substantial capital investments by our customers. Our customers have sought the security of alliances with us to ensure timely and cost-effective delivery of subsea and other energy-related systems that provide an integrated solution to their needs. Our alliances establish important ongoing relationships with our customers. While our alliances generally do not always contractually commit our customers to purchase our systems and services, they have historically led to, and we expect that they will continue to result in, such purchases. The loss of one or more of our significant oil and gas company customers could have a material adverse effect on our Energy Production Systems business segment.

Competition

Energy Production Systems competes with other companies that supply subsea systems, floating production systems, surface production equipment, and separation systems, and with smaller companies that are focused on a specific application, technology or geographical niche. Companies such as Cooper Cameron Corporation, Vetco International Ltd., Aker Kværner ASA, Single Buoy Moorings Inc., and Wood Group compete with us in the marketplace across our various product lines.

Some of the factors on which we compete include reliability, cost-effective technology, execution, and delivery. We derive competitive strength from our intellectual capital, experience base and breadth of technologies and products that enable us to design a unique solution for our customers’ project requirements while incorporating standardized components to contain costs. Our deepwater expertise, experience and technology help us to maintain a leadership position in subsea systems.

Energy Processing Systems

Energy Processing Systems designs, manufactures and supplies technologically advanced high pressure valves and fittings for oilfield service customers. We also manufacture and supply liquid and gas measurement and transportation equipment and systems to customers involved in the production, transportation and processing of crude oil, natural gas and petroleum-based refined products. We sell to the end user using authorized representatives, distributor networks and our own technical sales organization. The segment includes fluid control, measurement solutions, loading systems, material handling systems and blending and transfer systems. Energy Processing Systems revenue comprised approximately 16%, 18% and 19% of the Company’s consolidated revenue in 2005, 2004 and 2003, respectively.

Principal Products and Services

Fluid Control. We design and manufacture flowline products, under the WECO®/Chiksan® trademarks, and pumps and valves used in well completion and stimulation activities by major oilfield service companies, such as Schlumberger Limited, BJ Services Company and Halliburton Company.

Our flowline products are used in equipment that pumps corrosive fracturing fluid into a well during the well servicing process or that pumps cement during the completion on new wells. The performance of this business typically rises and falls with variations in the active rig count throughout the world. Our reciprocating pump product line includes duplex, triplex and quintuplex pumps utilized in a variety of applications. We also supply high-pressure compact production manifolds for the offshore oil and gas exploration industry.

Measurement Solutions Systems. Our measurement systems provide solutions for use in custody transfer of crude oil, natural gas and refined products. We combine advanced measurement technology with state-of-the-art electronics and supervisory control systems to provide the measurement of both liquids and gases for purposes of verifying ownership and determining revenue and tax obligations. Our Smith Meter product lines are well-established in the industry. We are one of only a few suppliers of multi-path, ultrasonic flow meters for custody transfer of natural gas.

Loading Systems. We provide land and marine-based fluid loading and transfer systems primarily to the oil and gas industry. Our systems are capable of loading and offloading marine vessels transporting a wide range of fluids, such as crude oil, liquefied natural gas and refined products. While these systems are typically constructed on a fixed jetty platform, we have also developed advanced loading systems that can be mounted on a vessel to facilitate ship-to-ship tandem loading and offloading operations in open seas.

Material Handling Systems. We provide material handling systems, including bulk conveying systems to the power generation industry. We provide innovative solutions for conveying, feeding, screening and orienting bulk product for customers in industries as diverse as, for instance, mining, food processing, pharmaceutical packaging and automobile assembly. Our process and software engineering, mechanical design and project management expertise enable us to execute these projects on a turnkey basis.

Blending and Transfer Systems. We provide engineering, design and construction management services in connection with the application of blending technology, process controls and automation for manufacturers in the lubricant, petroleum, additive, chemical, paint, coating and personal care industries.

Dependence on Key Customers

No single Energy Processing Systems customer accounts for more than 10% of the Company’s annual consolidated revenue.

Competition

Energy Processing Systems currently has the first or second largest market share for its products and services. Some of the factors upon which we compete include technological innovation, reliability and product quality. Energy Processing Systems competes with a number of companies primarily in the gas and liquid custody transfer, high-pressure pumping services, and fluid loading and transfer systems industries. Companies such as Daniel Measurement and Loading, a division of Emerson Electric Company, Instromet, Inc., a division of Ruhrgas Industries GmbH, and Niigata Loading Systems Ltd. compete with us in the marketplace across our various product lines.

FoodTech

Principal Products and Services

FoodTech designs, manufactures and services technologically sophisticated food processing and handling systems used primarily for fruit juice production, frozen food production, shelf-stable food production and convenience food preparation by the food industry. We market our systems through our own technically oriented sales and marketing personnel and, in some cases, through independent distributors and sales representatives. We have customers and business operations throughout the world, and FoodTech’s equipment is used in more than 100 countries. We capitalize on these markets by having our principal production facilities in the United States (Ohio, California and Florida), Belgium, Brazil, and Sweden. We design, manufacture and service technologically sophisticated food handling and processing systems used for, among other things, fruit juice production, frozen food production, shelf-stable food production and convenience food preparation. FoodTech revenue comprised approximately 17%, 19% and 23% of the Company’s consolidated revenue in 2005, 2004 and 2003, respectively.

We supply citrus juice extractors and related citrus processing equipment for use in citrus processing plants, and aseptic juice and pulp systems. Some of our equipment is provided under full-service leases for which we are paid annual fixed rates plus, in some cases, payments based on production volumes. We are developing new extraction technology to provide more value to customers and to increase our competitive advantage in yield and efficiencies.

We design, assemble and sell a number of industry-leading freezing technologies including individual quick freezing, self-stacking spiral freezer systems and impingement freezing technologies. Our equipment is used for a variety of frozen food products, such as meat, seafood, poultry, bakery products, ready-to-serve meals, fruits, vegetables and dairy products.

We also manufacture and supply an array of equipment and services that enable us to provide integrated systems for a the processing of a variety of convenience foods. Our products include coating and cooking systems, portioners, such as our water jet portioners, and continuous batter-breading, frying and oven-cooking equipment. In addition, we supply complete processing lines for the production of french fries and potato chips.

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

Airport Systems

Principal Products and Services

Airport Systems is a global supplier of passenger boarding bridges, cargo loaders, and other ground support products and services. We design, manufacture and service technologically advanced equipment and systems primarily for commercial airlines, air freight companies, and airport authorities. These products are sold and marketed through our own technically oriented sales force as well as through independent distributors and sales representatives. Our products are in operation in more than 70 countries around the world. Airport Systems revenue comprised approximately 10%, 10% and 9% of the Company’s consolidated revenue in 2005, 2004 and 2003, respectively.

Our Jetway® passenger boarding bridges provide passengers access from the aircraft to the terminal. In addition to passenger boarding bridges, we supply preconditioned air, potable water and power conversion systems.

We also supply cargo loaders to commercial airlines, air freight service providers, ground handlers, and the U.S. Air Force. Our cargo loaders service wide-body jet aircraft and can be configured to lift up to 30 tons. We also service the rapidly growing narrow-body aircraft market with the 2004 introduction of the RampSnake® automated baggage loader. Since 2000, we have been supplying the U.S. Air Force with a cargo loader designed specifically for military applications, commonly referred to today as the Halvorsen loader. U.S. government procurement funding authorization determines the quantity ordered each year. We are actively pursuing the expansion of the market for Halvorsen loaders beyond the U.S. Air Force by marketing this unit to international customers. We provide other ground support equipment, such as deicers and push-back tractors. We provide airport services which offer the customer centralized management of maintenance for airport facilities, passenger boarding bridges and ground support equipment. We also provide automated guided vehicles used in a variety of industries.

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

Competition

Airport Systems competes with a variety of local and regional companies typically focused on a specific application, technology or geographic area, and with a few large multinational companies, including ThyssenKrupp Airport Systems, S.A. and Téléflex Lionel-Dupont (TLD). Some of the factors on which we compete include reliability, cost-effectiveness, product performance and quality. Airlines, airports and air freight companies continue to outsource an increasing amount of non-core services and search for suppliers like us who provide integrated systems and products that are supported by extensive service capabilities.

OTHER BUSINESS INFORMATION RELEVANT TO ALL OF OUR BUSINESS SEGMENTS

Order Backlog

Information regarding order backlog is incorporated herein by reference from the section entitled “Inbound Orders and Order Backlog” in Item 7 of this Annual Report on Form 10-K.

Sources and Availability of Raw Materials

All of our business segments purchase carbon steel, stainless steel, aluminum and steel castings and forgings both domestically and internationally. We do not use single source suppliers for the majority of our raw material purchases and believe the available supplies of raw materials are adequate to meet our needs.

Research and Development

We are engaged in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet specific customer needs and the development of new products, processes and services. A large part of our product development spending in the past has focused on the standardization of our subsea and surface product lines. With standardized products, we can minimize engineering content, improve inventory utilization, and reduce cost through value engineering. Additional financial information about Company-sponsored research and development activities is incorporated herein by reference from Note 18 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Patents, Trademarks and Other Intellectual Property

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our businesses. As part of our ongoing research and development, we seek patents when appropriate for new products and product improvements. We have approximately 1,700 issued patents and pending patent applications worldwide. Further, we license intellectual property rights to or from third parties. We also own numerous U.S. and foreign trademarks and trade names and have approximately 800 registrations and pending applications in the United States and abroad. We do not believe that the loss of any one patent, trademark, or license or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

Employees

As of December 31, 2005, we had approximately 10,000 full-time employees; approximately 4,500 in the United States and 5,500 in non-U.S. locations. Only a small percentage of our U.S. employees are represented by labor unions. During 2006, we have a labor union contract expiring in Erie, Pennsylvania, representing approximately 92 employees in our Energy Processing Systems business segment. Negotiations are expected to proceed in a timely and satisfactory manner and we believe relations with this organization, and our other labor organizations, are good.

Financial Information about Geographic Areas

The majority of our consolidated revenue and segment operating profit are generated in markets outside of the United States. Energy Production Systems and Energy Processing Systems revenue is dependent upon worldwide oil and gas exploration and production activity. FoodTech serves a global market, with sales to customers in North America, Europe, Asia and Latin America. Financial information about geographic areas is incorporated herein by reference from Note 18 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Important risk factors that could impact our ability to achieve our anticipated operating results and growth plan goals are presented below. You should read the following risk factors in conjunction with discussions of our business and the factors affecting our business located elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

INDUSTRY-RELATED RISKS

•	Demand for the systems and services provided by our Energy Production Systems and Energy Processing Systems businesses depends on oil and gas industry activity and expenditure levels, which are directly affected by trends in the demand for and price of crude oil and natural gas.

Our Energy Systems businesses are substantially dependent on conditions in the oil and gas industry and that industry’s willingness and ability to spend capital on the exploration for and development of crude oil and natural gas. Any substantial or extended decline in these expenditures may result in the reduced discovery and development of new reserves of oil and gas and the reduced exploitation of existing wells, which could adversely affect demand for the systems and services of both Energy Production Systems and Energy Processing Systems. The level of spending is generally dependent on current and anticipated crude oil and natural gas prices, which have been volatile in the past.

•	Demand for the systems and services provided by our FoodTech and Airport Systems businesses is significantly dependent upon our customers’ expenditures for capital equipment, and a prolonged substantial reduction in those expenditures could adversely affect the demand for our systems and services.

The demand for our FoodTech systems, equipment and services is affected by factors such as consumer demand for processed and frozen foods, conditions in the agricultural sector affecting prices and public perception of food safety and contamination. Adverse weather conditions can have significant impacts on profits in the agricultural industry which directly impact demand for our systems and services. The magnitude and/or duration of the impact of severe weather conditions on the industry are difficult to predict. Futhermore, Airport Systems customers include airport authorities, domestic and international commercial airlines, and air freight companies. The profitability of companies in these industries is influenced by factors including jet fuel prices and the level of passenger and air freight activity. Changes in business strategies and capital spending levels in the airline industry due to changes in international, national, regional and local economic conditions, war, political instability and terrorism (and the threat thereof) may have a detrimental impact on demand for our systems and services.

•	The industries in which we operate or have operated expose us to potential liabilities arising out of the installation or use of our systems that could adversely affect our financial condition.

Our Energy Systems businesses operate in an industry that is subject to equipment defects, malfunctions and failures, equipment misuse and natural disasters, the occurrence of which may result in uncontrollable flows of gas or well fluids, fires and explosions. Our FoodTech businesses supply machinery and equipment with similar risks. In addition, our Airport Services businesses supply machinery and equipment used in airports all over the world, which could expose us to substantial liability for personal injury, wrongful death, product liability, commercial claims, property damage, pollution and other environmental damages. Although we have obtained insurance against many of these risks, we cannot assure you that our insurance will be adequate to cover our liabilities. Further, we cannot assure you that insurance will generally be available in the future or, if available, that premiums will be commercially justifiable. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations or financial condition could be materially adversely affected.

•	Our customers’ industries are undergoing continuing consolidation that may impact our results of operations.

Some of our largest customers have consolidated and are using their size and purchasing power to achieve economies of scale and pricing concessions. This consolidation may result in reduced capital spending by such customers or the acquisition of one or more of our other primary customers, which may lead to decreased demand for our products and services. We cannot assure you that we will be able to maintain our level of sales to any customer that has consolidated or replace that revenue with increased business activities with other customers. As a result, this consolidation activity could have a significant negative impact on our results of operations or financial condition. We are unable to predict what effect consolidations in the industries may have on prices, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

•	Our operations and the industries in which we operate are subject to a variety of U.S. and international laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

We depend on the demand for our systems and services from oil and gas companies. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry. For example, the adoption of laws and regulations curtailing exploration and development of drilling for crude oil and natural gas in our areas of operation for economic, environmental or other reasons could adversely affect our operations by limiting demand for our systems and services. In light of our foreign operations and sales, we are also subject to changes in foreign laws and regulations that may encourage or require hiring of local contractor or require foreign contractors to employ citizens of, or purchase supplies from, a particular non-U.S. jurisdiction.

In addition, environmental laws and regulations affect the systems and services we design, market and sell, as well as the facilities where we manufacture our systems. We are required to invest financial and managerial resources to comply with environmental laws and regulations and anticipate that we will continue to be required to do so in the future. Because these laws and regulations change frequently, we are unable to predict the cost or impact that they may have on our businesses. The modification of existing laws or regulations or the adoption of new laws or regulations imposing more stringent environmental restrictions could adversely affect our operations.

COMPANY-RELATED RISKS

•	Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business could adversely affect our business or results of operations.

We operate manufacturing facilities in 16 countries outside of the United States, and our international operations accounted for approximately 70% of our 2005 revenue. Instability and unforeseen changes in the international markets in which we conduct business, including economically and politically volatile areas such as North Africa, West Africa, the Middle East, Latin America and the Asia Pacific region, could cause or contribute to factors that could have an adverse effect on the demand for our systems and services, our financial condition or our results of operations. These factors include:

•	foreign currency fluctuations or currency restrictions;

•	nationalization and expropriation;

•	potentially burdensome taxation;

•	inflationary and recessionary markets, including capital and equity markets;

•	civil unrest, political instability, terrorist attacks and wars;

•	seizure of assets;

•	trade restrictions, trade protection measures or price controls;

•	foreign ownership restrictions;

•	import or export licensing requirements;

•	restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations;

•	changes in governmental laws and regulations and the level of enforcement of laws and regulations;

•	inability to repatriate income or capital; and

•	reductions in the availability of qualified personnel.

Because a significant portion of our revenue is denominated in foreign currencies, changes in exchange rates will produce fluctuations in our costs and earnings, and may also affect the book value of our assets located outside of the U.S. and the amount of our stockholders’ equity. Although it is our policy to seek to minimize our currency exposure by engaging in hedging transactions where appropriate, we cannot assure you that our efforts will be successful. To the extent we sell our products and services in foreign markets, currency fluctuations may result in our products and services becoming too expensive for foreign customers.

•	We may lose money on fixed-price contracts.

As is customary for several of the business areas in which we operate, we agree to provide products and services under fixed-price contracts. Under these contracts, we are typically responsible for cost overruns. Our actual costs and any gross profit realized on these fixed-price contracts may vary from the estimated amounts on which these contracts were originally based. There is inherent risk in the estimation process and including significant unforeseen technical and logistical challenges or longer than expected lead times. A fixed-price contract may prohibit our ability to mitigate the impact of unanticipated increases in raw material prices (including the price of steel) through increased pricing. Depending on the size of a project, variations from estimated contract performance could have a significant impact on our operating results.

•	Due to the types of contracts we enter into, the cumulative loss of several major contracts or alliances may have an adverse effect on our results of operations.

We often enter into large, long-term contracts and leases that, collectively, represent a significant portion of our revenue. These agreements, if terminated or breached, may have a larger impact on our operating results or our financial condition than shorter-term contracts due to the value at risk. If we were to lose several key alliances or agreements over a relatively short period of time we could experience a significant adverse impact on our financial condition or results of operations.

•	Our businesses are dependent on the continuing services of certain of our key managers and employees.

We depend on our senior executive officers and other key personnel. The loss of any of these officers or key management could adversely impact our business if we are unable to effect key strategies or transactions in their absence. In addition, competition for qualified employees among companies that rely heavily on engineering and technology (as we do) is intense. The loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully and develop marketable products and services.

•	Increased costs of raw materials and other components may result in increase operating expenses and adversely affect our results of operations and cash flows.

Our results of operations may be adversely affected by our inability to manage the rising costs and availability of raw materials and components used in our wide variety of products and systems. Unexpected changes in the size and timing of regional and/or product markets, particularly for short lead-time products, could affect our results of operations and our cash flows.

•	Our success depends on our ability to implement new technologies and services.

Our success depends on the development and implementation of new product designs and improvements, and on our ability to protect and maintain critical intellectual property assets related to these developments. If we are not able to obtain patent or other protection of our technology, we may not be able to continue to develop systems, services and technologies to meet evolving industry requirements, and if so, at prices acceptable to our customers.

Some of our competitors are large national and multinational companies that may be able to devote greater resources to research and development of new systems, services and technologies than we are able to do. Moreover, some of our competitors operate in narrow business areas, allowing them to concentrate their research and development efforts directly on products and services for those areas. If we are unable to compete effectively given these risks, our business, results of operations and financial condition could be adversely affected.

ITEM 2.	PROPERTIES

We own executive offices in Houston, Texas and lease executive offices in Chicago, Illinois. We operate 32 manufacturing facilities in 17 countries.

We believe our properties and facilities meet present requirements and are in good operating condition and that each of our significant manufacturing facilities is operating at a level consistent with the requirements of the industry in which it operates.

The significant production properties for the Energy Production Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Houston, Texas	390,000	Owned
International:
Rio de Janeiro, Brazil	225,000	Owned
*Sens, France	185,000	Owned
Jakarta, Indonesia	44,000	Owned
Johor Darul Takzim, Malaysia	66,000	Leased
Arnhem, The Netherlands	14,000	Owned
*Kongsberg, Norway	568,000	Leased
Dunfermline, Scotland	152,000	Owned
Singapore	97,000	Owned
Maracaibo, Venezuela	60,000	Owned

*	These facilities are production properties for both Energy Production Systems and Energy Processing Systems.

The significant production properties for the Energy Processing Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Tupelo, Mississippi	330,000	Owned
Erie, Pennsylvania	240,000	Owned
Homer City, Pennsylvania	225,000	Owned
Corpus Christi, Texas	15,000	Owned
Stephenville, Texas	300,000	Owned
International:
Ellerbek, Germany	200,000	Owned

The significant production properties for the FoodTech operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Madera, California	250,000	Owned
Lakeland, Florida	208,000	Owned
Northfield, Minnesota	50,000	Owned
Sandusky, Ohio	140,000	Owned
Newberg, Oregon	101,000	Leased
International:
St. Niklaas, Belgium	182,000	Owned
Araraquara, Brazil	106,000	Owned
Collecchio, Italy	34,000	Leased
Parma, Italy	72,000	Owned
Helsingborg, Sweden	227,000	Owned/Leased

The significant production properties for the Airport Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Orlando, Florida	253,000	Owned
Chalfont, Pennsylvania	67,000	Leased
Ogden, Utah	220,000	Owned/Leased
International:
Leicestershire, England	15,000	Leased
Juarez, Mexico	33,000	Leased
Madrid, Spain	258,000	Owned

ITEM 3.	LEGAL PROCEEDINGS

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

In February 2003, we initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. In 2004, this matter was removed to federal court pursuant to a motion by ABB. In January 2006, the United States District Court for the Southern District of Texas dismissed the claim providing that court with subject matter jurisdiction and remanded the matter back to state court. A state court trial date has not yet been established.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Form 10-K.

Executive Officers of the Registrant

The executive officers of the Company, together with the offices in the Company currently held by them, their business experience and their ages as of February 23, 2006, are as follows:

Name	Age	Office, year of election and other information for past five years
Joseph H. Netherland	59	Chairman and Chief Executive Officer (2006); Chairman, President and Chief Executive Officer (2001); President of FMC Corporation (1999); Executive Vice President of FMC Corporation (1998)
Peter D. Kinnear	58	President and Chief Operating Officer (2006); Executive Vice President (2004); Vice President (2001); Vice President of FMC Corporation (2000); General Manager, Petroleum Equipment and Systems Division of FMC Corporation (1994)
William H. Schumann, III	55	Senior Vice President and Chief Financial Officer (2001); Treasurer (2002-2004); Senior Vice President and Chief Financial Officer of FMC Corporation (1999); Vice President, Corporate Development of FMC Corporation (1998)
Charles H. Cannon, Jr.	53	Senior Vice President (2004); Vice President and General Manager—FoodTech and Airport Systems (2001); Vice President and General Manager of FMC Corporation—FoodTech (1994) and Transportation Systems Group of FMC Corporation (1998)
Jeffrey W. Carr	49	Vice President, General Counsel and Secretary (2001); Associate General Counsel of FMC Corporation (1997)
Ronald D. Mambu	56	Vice President and Controller (2001); Vice President and Controller of FMC Corporation (1995)
Michael W. Murray	59	Vice President, Administration and Human Resources (2001); Vice President, Human Resources of FMC Corporation (1995)
Robert L. Potter	55	Vice President (2001); Division President of Energy Transportation and Measurement Division of FMC Corporation (1995)

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

Our common stock is listed on the New York Stock Exchange under the symbol FTI. Market information with respect to our common stock is incorporated herein by reference from Note 19 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As of February 1, 2006, there were 5,475 holders of record of the Company’s common stock.

We have not declared or paid cash dividends in 2004 or 2005, and we do not currently have a plan to pay dividends in the future.

Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference from the section entitled “Equity Compensation Plan Information” of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

We had no unregistered sales of equity securities during the three months ended December 31, 2005. The following table summarizes repurchases of our common stock during the three months ended December 31, 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
October 1, 2005 – October 31, 2005	4,230	$37.62	—	1,046,944
November 1, 2005 – November 30, 2005	125,130	$38.49	117,000	929,944
December 1, 2005 – December 31, 2005	686,900	$42.36	680,800	249,144

Total	816,260	$41.75	797,800	249,144

(a)	Represents 797,800 shares of common stock repurchased and held in treasury and 18,460 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 6,580 shares of registered common stock held in this trust, as directed by the beneficiaries, during the three months ended December 31, 2005.

(b)	On February 7, 2005, we announced a plan to repurchase shares of our outstanding common stock pursuant to a repurchase program approved by our Board of Directors. Under this program, we are authorized to repurchase up to two million shares of common stock through open market purchases.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our audited financial statements. Audited financial statements for the years ended December 31, 2005, 2004 and 2003 and as of December 31, 2005 and 2004 are included elsewhere in this report. Financial data relating to periods prior to our June 2001 separation from FMC Corporation represent combined financial information carved out from the consolidated financial statements of FMC Corporation using the historical results of operations and bases of assets and liabilities of the businesses transferred to FMC Technologies, Inc. Our historical combined financial information does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity for the full year 2001.

($ In millions, except per share data) Years ended December 31	2005	2004	2003	2002	2001
Revenue:
Energy Production Systems	$1,850.2	$1,487.8	$1,136.2	$940.3	$725.9
Energy Processing Systems	521.8	493.3	431.7	395.9	400.0
Intercompany eliminations	(3.0)	(10.7)	(2.8)	(1.4)	(0.6)

Total Energy Systems	2,369.0	1,970.4	1,565.1	1,334.8	1,125.3
FoodTech	539.2	525.8	524.7	496.9	512.9
Airport Systems	327.3	279.8	224.1	245.1	299.8
Intercompany eliminations	(8.8)	(8.3)	(6.8)	(5.3)	(10.1)

Total revenue	$3,226.7	$2,767.7	$2,307.1	$2,071.5	$1,927.9

Cost of sales	$2,673.5	$2,265.7	$1,845.9	$1,655.4	$1,489.7
Asset impairment	—	6.5	—	—	—
Restructuring charges	—	—	—	—	15.5
Selling, general and administrative expense	369.7	340.4	312.6	274.8	298.2
Research and development expense	51.5	50.4	45.3	47.8	54.9

Total costs and expenses	3,094.7	2,663.0	2,203.8	1,978.0	1,858.3
Net gain on disposal of assets	38.3	59.8	2.3	1.2	0.5
Minority interests	(2.5)	1.4	(1.1)	(2.2)	(1.2)

Income before net interest expense and income taxes	167.8	165.9	104.5	92.5	68.9
Net interest expense	5.5	6.9	8.9	12.5	11.1

Income before income taxes and the cumulative effect of accounting changes	162.3	159.0	95.6	80.0	57.8
Provision for income taxes	56.2	42.3	26.7	22.2	21.9

Income before the cumulative effect of accounting changes	106.1	116.7	68.9	57.8	35.9
Cumulative effect of accounting changes, net of income taxes	—	—	—	(193.8)	(4.7)

Net income (loss)	$106.1	$116.7	$68.9	$(136.0)	$31.2

($ In millions, except per share data) Years ended December 31	2005	2004	2003	2002	2001
Diluted earnings (loss) per share:
Income before the cumulative effect of accounting changes	$1.50	$1.68	$1.03	$0.87	$0.54
Diluted earnings (loss) per share	$1.50	$1.68	$1.03	$(2.03)	$0.47
Diluted weighted average shares outstanding (1)	70.8	69.3	66.9	66.8	65.9
Common stock price range:
High	$43.78	$34.50	$24.60	$23.83	$22.48
Low	$29.05	$21.97	$17.94	$14.30	$10.99
Cash dividends declared	$—	$—	$—	$—	$—

As of December 31	2005	2004	2003	2002	2001
Balance sheet data:
Total assets	$2,095.6	$1,893.9	$1,597.1	$1,382.8	$1,444.4
Net debt (2)	$103.0	$39.0	$192.5	$202.5	$245.0
Long-term debt, less current portion	$252.6	$160.4	$201.1	$175.4	$194.1
Stockholders’ equity	$699.5	$662.2	$443.3	$314.1	$424.7
Segment operating capital employed (3)	$899.5	$792.3	$761.5	$685.3	$909.9
Order backlog (4)	$1,933.5	$1,587.1	$1,258.4	$1,151.0	$960.7

Years ended December 31	2005	2004	2003	2002	2001
Other financial information:
Capital expenditures	$91.8	$50.2	$65.2	$68.1	$67.6
Cash flows provided (required) by operating activities of continuing operations	$(29.6)	$132.9	$150.4	$119.0	$76.3

(1)	The calculation of average shares in 2001 gives effect to the issuance of 65.0 million common shares as if they were issued and outstanding on January 1, 2001.

(2)	Net debt consists of short-term debt, long-term debt and the current portion of long-term debt less cash and cash equivalents.

(3)	We view segment operating capital employed, which consists of assets, net of liabilities, as the primary measure of segment capital. Segment operating capital employed excludes corporate debt facilities and investments, pension liabilities, income taxes and LIFO reserves.

(4)	Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the Securities and Exchange Commission, our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, those described under Risk Factors in Item 1A of the Company’s Annual Report on Form 10-K.

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

Background

FMC Technologies, Inc. was incorporated in Delaware on November 13, 2000 and was a wholly owned subsidiary of FMC Corporation until its initial public offering on June 14, 2001 when the Company sold 17.0% of its common stock to the public.

On December 31, 2001, FMC Corporation distributed its remaining 83.0% of FMC Technologies’ common stock to FMC Corporation’s shareholders in the form of a dividend.

Executive Overview

We design, manufacture and service sophisticated machinery and systems for customers in the energy, food processing and air transportation industries. We have manufacturing operations in 17 countries and are strategically located to facilitate delivery of our products and services to our customers. We operate Energy Systems (comprising Energy Production Systems and Energy Processing Systems), FoodTech and Airport Systems business segments. Our business segments serve diverse industries with a wide customer base. We focus on economic and industry-specific drivers and key risk factors affecting each of our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. The following discussion provides examples of the kinds of economic and industry factors and key risks that we consider.

The results of our Energy Systems businesses are primarily driven by changes in exploration and production spending by oil and gas companies, which in part depend upon current and anticipated future crude oil and natural gas prices and production volumes. Fluctuations in raw material prices, such as the increase in steel prices in recent years, affect product costs in many of our Energy Systems business units. However, in most of these business units, we have been able to pass on steel cost increases to our customers. Our Energy Production Systems business is affected by trends in land and offshore oil and gas production, including shallow and deepwater output. Additionally, given the substantial capital investments required from our customers to complete an offshore project, our customers’ overall profitability influences our results. Our Energy Processing Systems business results reflect spending by oilfield service companies and engineering construction companies for equipment and systems that facilitate the measurement and transportation of crude oil and natural gas. The level of production activity worldwide influences spending decisions, and we use rig count as one indicator of demand.

Our FoodTech business results reflect the level of capital investment being made by our food processing customers. The level of capital spending also is influenced by changing consumer preferences, public perception of food safety, conditions in the agricultural sector that affect commodity prices, and by our customers’ overall profitability. FoodTech revenues include variable rentals from equipment leases, such as citrus extractors. The hurricanes in Florida in the last few years have devastated citrus crops in that region, which has adversely affected our variable rentals from extractor leases. FoodTech volumes also may fluctuate as a result of consolidation of customers in the commercial food processing industry.

The results of our Airport Systems business are highly dependent upon the profitability of our customers in the airline and air cargo markets. Their profitability is affected by fluctuations in passenger and freight traffic and the volatility of operating expenses, including the impact of costs related to labor, fuel and airline security. In addition, results in our Airport Systems business are influenced by the level of purchases by the U.S. Air Force, which depend upon governmental funding approvals. Similar to Energy Production Systems, rising steel prices have increased costs in Airport Systems, especially in our Jetway® business. Changes in significant raw material prices, such as steel, will continue to impact our Airport Systems results.

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

In 2005, we continued to emphasize technological advancement in all of our segments. In Energy Production Systems, we continued the development of an all-electric subsea production system, which allows for more efficient production in ultra-deep waters than conventional systems which rely on hydraulics. Several emerging technologies began the transition from testing to commercial introduction including subsea processing and separation, Riserless Light Well Intervention (“RLWI”), and Through Tubing Rotary Drilling/Completion. The oil and gas industry responded well to Energy Processing Systems’ introduction of a higher capacity pump product line. FoodTech launched a variety of new products during 2005 designed to advance food quality and safety and lower costs, including products used by poultry and other food processors and food packagers. Further, we enhanced existing products to meet the changing needs in the food processing and handling industries. In 2005, Airport Systems began developing a line of equipment designed to service larger new planes such as the A-380 aircraft. We are committed to continuing our investments in technological innovations to expand our technology base, develop new products and increase profitability.

We have developed close working relationships with our customers in all of our business segments. Our Energy Production Systems business results reflect our ability to build long-term alliances with oil and gas companies that are actively engaged in offshore deepwater development, and provide solutions to their needs in a timely and cost-effective manner. We have formed similar collaborative relationships with oilfield service companies in Energy Processing Systems, air cargo companies in Airport Systems and citrus processors in FoodTech. We believe that by working closely with our customers we enhance our competitive advantage, strengthen our market positions and improve our results.

In all of our segments, we serve customers from around the world. During 2005, 69% of our total sales were to non-U.S. locations. We evaluate international markets and pursue opportunities that fit our business model. For example, we have targeted opportunities in West Africa and the Asia Pacific region because of the offshore drilling potential in those regions, and we are positioning ourselves to compete in the market for Jetway® passenger boarding bridges in Asia, China, Russia and the Middle East.

As we evaluate our operating results, we view our business segments by product line and consider performance indicators like segment revenues, operating profit and capital employed, in addition to the level of inbound orders and order backlog. A significant and growing proportion of our revenues are recognized under the percentage of completion method of accounting, while our payments for such arrangements are generally received according to milestones achieved under stated contract terms. Consequently, the timing of revenue recognition is not correlated with the timing of customer payments. We may structure our contracts to receive advance payments which we may use to fund inventory purchases. Working capital (excluding cash) and net debt are therefore key performance indicators of cash flows.

CONSOLIDATED RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

	Year Ended December 31,			Change
($ in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Revenue	$3,226.7	$2,767.7	$2,307.1	$459.0	17%	$460.6	20%
Costs and expenses:
Cost of sales	2,673.5	2,265.6	1,845.9	407.9	18	419.7	23
Asset impairment	—	6.5	—	(6.5)	*	6.5	*
Selling, general and administrative expense	369.7	340.4	312.6	29.3	9	27.8	9
Research and development expense	51.5	50.4	45.3	1.1	2	5.1	11

Total costs and expenses	3,094.7	2,662.9	2,203.8	431.8	16	459.1	21
Net gain on disposal of assets	38.3	59.7	2.3	(21.4)	(36)	57.4	*
Minority interests	(2.5)	1.4	(1.1)	(3.9)	*	2.5	*
Net interest expense	(5.5)	(6.9)	(8.9)	1.4	(20)	2.0	(22)

Income before income taxes	162.3	159.0	95.6	3.3	2	63.4	66
Provision for income taxes	56.2	42.3	26.7	13.9	33	15.6	58

Net income	$106.1	$116.7	$68.9	$(10.6)	(9)%	$47.8	69%

*	Not meaningful

2005 Compared With 2004

Our total revenue for the year ended December 31, 2005 increased compared to the prior year by 17%. While all of our business segments generated higher revenue in 2005, the increase is primarily due to continued growth in Energy Production Systems, which was up 24% compared to the prior year. We continue to benefit from the growing demand for the supply of oilfield-related equipment, especially in subsea systems, used in the major oil and gas producing regions throughout the world. Airport Systems experienced a 17% growth in annual sales, which resulted from improved ground support equipment and services demand. Of the total increase in sales, $40.9 million was attributable to the favorable impact of foreign currency translation.

Cost of sales for the year ended December 31, 2005 increased over 2004 both in dollar terms and as a percentage of sales. Cost of sales totaled 82.9% of sales, up from 81.9% in 2004. The $54.9 million provision for losses on our contract with Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”) recorded in 2005, which was $33.5 million higher than the 2004 provision, was the primary driver of the increase in cost of sales as a percentage of sales. Of the total increase in cost of sales, $41.1 million was attributable to the impact of foreign currency translation.

Selling, general and administrative expense for the year ended December 31, 2005 increased compared to 2004, but declined as a percentage of sales from 12.3% in 2004 to 11.5% in 2005. Higher costs in our Energy Production Systems businesses were primarily responsible for the increase, the result of a higher level of bid and proposal activities and the impact of increased headcount required to support growth in this business segment. Of the total increase in selling, general and administrative expense, $2.6 million was attributable to the impact of foreign currency translation.

During the third and fourth quarters of 2005, we sold our investment in common stock of MODEC, Inc. and our interest in the GTL Microsystems joint venture, which together represented a pre-tax gain of $33.9 million. These gains were less than the $60.4 million gain on conversion of our investment in MODEC International LLC that we recorded in the fourth quarter of 2004. Our pre-tax income benefited from the absence of an asset impairment charge in 2005. We recognized a $6.5 million goodwill impairment charge related to our blending and transfer product line in 2004.

Net interest expense for the year ended December 31, 2005 was lower compared to the prior year, primarily as a result of higher interest income.

Income tax expense for the year ended December 31, 2005 resulted in an effective income tax rate of 35%, compared to an effective rate of 27% for 2004. The increase in effective tax rate is attributable to $25.5 million in incremental tax expense recorded in 2005 related to repatriating foreign earnings under the American Jobs Creation Act of 2004 (the “JOBS Act”). This effect was partially offset by lower domestic taxable earnings as a result of lower investment gains, higher Sonatrach project losses in 2005 and the correction of an immaterial error in 2005 resulting in a reduction in income tax expense of $5.4 million.

2004 Compared With 2003

Our total revenue for the year ended December 31, 2004 increased by 20%, primarily due to continued growth in our Energy Systems’ businesses. In 2004, our technological capabilities enabled us to continue to benefit from the growing demand for the supply of equipment used in the major oil and gas producing regions throughout the world. To a lesser extent, the increase in 2004 revenue also reflected higher revenue in the Airport Systems business segment. Of the total increase in sales, $88.7 million was attributable to the favorable impact of foreign currency translation.

Cost of sales for the year ended December 31, 2004 increased 23% compared with 2003. Cost of sales totaled 81.9% of sales, up from 80.0% in 2003. The increase in cost of sales resulted primarily from higher sales volumes during 2004. The impact of foreign currency translation and a provision for anticipated losses on our contract with Sonatrach were responsible for $75.6 million and $21.4 million of the increase, respectively, in cost of sales. These increases in cost were partially offset by the positive impact of cost saving measures and a more favorable product mix in 2004.

Selling, general and administrative expense for the year ended December 31, 2004 increased 9% compared to the prior year. Unfavorable changes in foreign currency translation represented $9.3 million of the increase. The remaining increase reflected higher employee related costs associated with business expansion, especially in our Energy Production Systems business segment. In 2004, selling, general and administrative expenses were 12.3% of sales, down from 13.5% of sales in 2003.

Pre-tax income in 2004 increased primarily as a result of a $60.4 million gain ($36.1 million after tax) on the conversion of our investment in MODEC International LLC, and the positive impact of higher sales volumes. In addition, 2004 net income reflected the benefit of tax adjustments of $11.9 million resulting from a favorable judgment in a tax dispute and the resolution of foreign tax audits in the fourth quarter of 2004. These increases were partially offset by a loss provision in Energy Production Systems of $21.4 million ($13.1 million after tax) on the Sonatrach project, mainly due to the effect of severe weather conditions. In Energy Processing Systems, a $6.5 million impairment charge ($6.1 million after tax) was required to write off goodwill associated with the blending and transfer product line. Lower operating profit from FoodTech also contributed to the unfavorable comparison.

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

Income tax expense for the year ended December 31, 2004 resulted in an effective tax rate of 27%. An effective tax rate of 28% was realized in 2003. In 2004, we realized tax benefits related to the settlement of a tax dispute with FMC Corporation and the closure of several tax audits. The differences between the effective tax rates for these years and the statutory U.S. federal income tax rate relate primarily to differing foreign tax rates, taxes on intercompany dividends and deemed dividends for tax purposes, the settlement of the tax dispute and audits, and non-deductible expenses.

Outlook for 2006

We are anticipating continued growth in our earnings per share in 2006. We expect 2006 growth to be driven by our Energy Systems businesses. The section entitled “Operating Results of Business Segments” provides further discussion of our 2006 outlook. We currently estimate that our full year diluted earnings per share will be within the range of $2.20 to $2.40.

Operating Results of Business Segments

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

The following table summarizes our operating results for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,			Favorable/(Unfavorable)
($ in millions)	2005	2004	2003	2005 vs. 2004		2004 vs. 2003
Revenue
Energy Production Systems	$1,850.2	$1,487.8	$1,136.2	$362.4	24%	$351.6	31%
Energy Processing Systems	521.8	493.3	431.7	28.5	6	61.6	14
Intercompany eliminations	(3.0)	(10.7)	(2.8)	7.7	*	(7.9)	*

Subtotal Energy Systems	2,369.0	1,970.4	1,565.1	398.6	20	405.3	26
FoodTech	539.2	525.8	524.7	13.4	3	1.1	0
Airport Systems	327.3	279.8	224.1	47.5	17	55.7	25
Intercompany eliminations	(8.8)	(8.3)	(6.8)	(0.5)	*	(1.5)	*

Total revenue	$3,226.7	$2,767.7	$2,307.1	$459.0	17%	$460.6	20%

Net income
Segment operating profit
Energy Production Systems	$75.3	$71.1	$66.0	$4.2	6%	$5.1	8%
Energy Processing Systems (1)	54.1	27.4	30.3	26.7	97	(2.9)	(10)

Subtotal Energy Systems	129.4	98.5	96.3	30.9	31	2.2	2
FoodTech	37.9	36.8	44.0	1.1	3	(7.2)	(16)
Airport Systems	23.8	16.0	12.4	7.8	49	3.6	29

Total segment operating profit	191.1	151.3	152.7	39.8	26	(1.4)	(1)
Corporate items:
Gain on sale of investments	33.9	60.4	—	(26.5)	(44)	60.4	*
Corporate expense	(30.0)	(28.3)	(24.3)	(1.7)	(6)	(4.0)	(16)
Other expense, net	(27.2)	(17.5)	(23.9)	(9.7)	(55)	6.4	27
Net interest expense	(5.5)	(6.9)	(8.9)	1.4	20	2.0	22

Total corporate items	(28.8)	7.7	(57.1)	(36.5)	(474)	64.8	113

Income before income taxes	162.3	159.0	95.6	3.3	2	63.4	66
Provision for income taxes	(56.2)	(42.3)	(26.7)	(13.9)	(33)	(15.6)	(58)

Net income (loss)	$106.1	$116.7	$68.9	$(10.6)	(9)%	$47.8	69%

(1)	Energy Processing Systems operating profit in 2004 included a goodwill impairment charge of $6.5 million.

*	Not meaningful

Energy Production Systems

2005 Compared With 2004

Energy Production Systems’ revenue was higher in 2005 compared to 2004. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Favorable shifts in these factors have contributed to higher revenue from sales of subsea systems and surface products. Revenue from sales of subsea systems of $1.4 billion in 2005 grew by $394.1 million, or 39%, from $1.0 billion in 2004. Approximately $47.3 million of the increase in subsea revenue was attributable to favorable foreign currency translation. Subsea volumes increased primarily as a result of progress on new and ongoing projects located offshore West Africa, Brazil and the North Sea. We experienced a reduction in sales of floating production systems, primarily relating to progress on the Sonatrach project, which had sales of $48.0 million and $148.6 million in 2005 and 2004, respectively. The remainder of the increase in revenue reflects higher demand for surface products primarily due to favorable market conditions for land-based drilling.

Energy Production Systems generated an operating profit of $75.3 million in 2005, which represented an increase of $4.2 million compared to 2004. Our earnings were significantly impacted in both years by losses on the Sonatrach contract. Segment operating profit for Energy Production Systems included the following related to the Sonatrach project:

	Year ended December 31,
(In millions)	2005	2004	Favorable (unfavorable)
Revenue	$48.0	$148.6	$(100.6)
Costs incurred	(102.9)	(170.0)	67.1

Losses from Sonatrach contract	$(54.9)	$(21.4)	$(33.5)

The Sonatrach contract involves the supply and installation of offshore oil loading systems at three locations. During 2004, we recognized a $21.4 million provision for losses due to an increase in the estimate of our total project costs. During 2005, we increased our estimate of costs to complete the contract by $54.9 million due to customer caused delays resulting in extended testing and higher installation and project management costs. Subsequent to December 31, 2005 we completed final testing of the installed equipment and received customer acceptance under the contract.

Excluding the Sonatrach loss, operating profit increased $37.7 million during 2005. Higher sales volumes contributed $76.9 million in incremental profit. A decrease in profit margins as a result of an unfavorable change in the project and geographic mix lowered earnings by $17.5 million. Our projects in certain locations, particularly West Africa, have increased demands for local content, and the contractual requirements for sourcing limit our abilities to bid for supply of certain items. We incurred $13.0 million in incremental selling, general and administrative expenses in 2005 primarily reflective of higher business activity levels. The impact of foreign currency translation on the segment operating profit was minimal as the favorable effect on revenue was offset by similar increases in expenses.

2004 Compared With 2003

Energy Production Systems’ revenue was higher in 2004 than in the same period in 2003, with growth in subsea systems, floating production systems and, to a lesser extent, the surface business. Revenue from sales of subsea systems of $1.0 billion in 2004 increased $198 million, or 24%, from $817 million in 2003, of which $148 million related to higher volumes and $50 million to the favorable impact of foreign currency translation. Subsea volumes increased primarily as a result of new and ongoing projects located offshore Brazil, the North Sea, Asia Pacific and offshore West Africa, partially offset by a reduction in projects in the Gulf of Mexico. Floating production systems’ revenues grew by $122 million over the same period in the prior year. This was primarily attributable to higher revenue associated with the Sonatrach project, which increased $95 million to a total of $148.6 million in 2004.

Energy Production Systems’ 2004 operating profit increased compared with 2003, with higher volumes and favorable margins in our subsea and surface businesses more than offsetting the impact of higher selling, general and administrative expense and period costs related to the Sonatrach project. Operating profit from subsea systems grew 46% from 2003 as a result of higher sales volumes and improved margins. The increase in subsea systems was offset by a decline in operating profit at our floating production systems business compared to 2003, which was primarily the result of $21.4 million in pre-tax provisions recorded for losses on the Sonatrach project. To a lesser extent, Energy Production Systems’ operating profit increased as a result of higher sales volumes and margins in the surface business. Selling, general and administrative expense were higher in 2004 compared to the prior year, attributable to increased bid and proposal costs and variable selling expenses, such as commissions.

Outlook for 2006

For 2006, we are expecting another year of growth in operating profit in our Energy Production Systems business. This expectation is based on our backlog of orders in subsea systems and forecasts of favorable market conditions, including continued high oil and gas prices and increased rig activity worldwide. Our 2005 results included $54.9 million in losses on the Sonatrach project.

Energy Processing Systems

2005 Compared With 2004

Energy Processing Systems’ revenue was higher in 2005 compared to 2004 primarily as a result of higher demand for WECO®/Chiksan® equipment, which is sold primarily to service companies. Approximately 20% of the increase in revenue is attributable to higher prices for fluid control products. High oil and gas prices as well as the continuing growth in land-based drilling activity (rig counts) generated the increase in demand. Volume from other product lines in this segment was approximately in line with 2004 results.

Energy Processing Systems’ operating profit in 2005 increased compared to 2004 primarily as a result of higher volume ($10.1 million), the absence of asset impairment charges recorded in 2004 ($6.5 million), and more effective execution ($5.0 million). The volume increases reflect the higher demand for fluid control equipment. In addition, we redirected our focus in the loading systems business to become more selective in our pursuit of certain marine arm projects. We also re-engineered many internal processes which resulted in improved execution. Additionally, we restructured certain operations and began outsourcing activities for which we have realized cost efficiencies. The effect of these efforts was to significantly increase our margins when compared to 2004. The benefit of price increases implemented in 2005 was primarily offset by increased raw material costs.

2004 Compared With 2003

Energy Processing Systems’ revenue was higher in 2004 compared with 2003, with sales of measurement and material handling equipment contributing $31 million and $22 million, respectively, to the increase. Strong demand for measurement equipment for pipeline and tank truck applications was driven by the level of oil and gas prices, while higher sales of material handling equipment resulted primarily from increased demand for the bulk conveying systems needed for coal fired power generation. In addition, the favorable impact of foreign currency translation accounted for $12 million of the increase in segment revenue. Fluid control reported slightly higher revenue in 2004, as a $25 million increase in sales reflecting WECO®/Chiksan® product demand was almost completely offset by a decrease in sales of production manifold systems, the latter resulting from competitive pressure. The growth in sales of the WECO®/Chiksan® product line continued to reflect the impact of strong land based drilling activity in the U.S.

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

Outlook for 2006

In 2006, we expect Energy Processing Systems to deliver overall growth in operating profit over 2005. Increases are expected from fluid control and loading systems as a result of continued high market demand. Material handling systems should also generate higher profits due to increased bulk conveying project revenues, driven by increased coal fired power generation.

FoodTech

2005 Compared With 2004

FoodTech’s revenue increased by 3%, or $13 million, in 2005 compared with 2004, with increased volume from domestic customers in the poultry processing and other food handling industries of approximately $30.8 million, offset primarily by lower volumes in tomato processing equipment of approximately $15.6 million. Additionally, foreign currency translation decreased our revenue by $3.7 million in 2005 compared to 2004.

Operating profit remained consistent with 2004 results. Sales volume and margin growth in poultry processing and freezing equipment generated an increase in profits over the prior year. The margin increase is a result of a shift toward higher margin projects and improved project execution. However, profits declined for both citrus and tomato processing equipment lines as a result of reduced volume attributable to the effects of an unusually low Florida citrus crop, resulting from the hurricanes in

2004, and low capital investment of the tomato processing market. Additionally, foreign currency translation decreased profits by $3.3 million in 2005 compared to 2004.

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

Outlook for 2006

Our FoodTech operating profit is expected to be higher in 2006 as compared to 2005 results. We anticipate a volume increase and improved profitability in our food processing equipment product lines, primarily sterilization and canning equipment. Additionally, we expect sustained investment in the poultry processing product lines with continued emphasis on margin improvements.

Airport Systems

2005 Compared With 2004

Airport Systems’ revenue was higher in the year ended December 31, 2005 compared with the prior year. Segment sales are affected by the profitability of our customers in the airline and air cargo markets. Almost all of the increase is from increased sales of ground support equipment to domestic freight carriers, ground handlers and international airlines. Our airport services business provided an incremental $15.0 million in revenue for 2005, primarily as the result of project work for the Dallas, Houston and Philadelphia airports. Sales of Halvorsen loaders declined, consistent with our forecast for Halvorsen loader shipments. Deliveries declined from 70 units in 2004 to 38 units in 2005. Sales of Halvorsen loaders fluctuate based on the status of governmental approval of funding and the requirements of the U.S. Air Force. Sales of Jetway® passenger boarding bridges were flat for the year as softness in the domestic passenger boarding bridge market during the fourth quarter of 2005 offset the sales improvements experienced in the prior quarters.

Airport Systems’ operating profit in the year ended December 31, 2005 increased compared with the prior year, primarily attributable to volume increases for ground support equipment and airport services, which generated an incremental $7.0 million in operating profit in 2005. Additionally, Airport Systems benefited from a $2.7 million gain on the sale of excess land adjacent to one of our facilities. The profit improvement was partially offset by reduced profits for Halvorsen loaders, driven by the decline in sales volume.

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

Outlook for 2006

We are projecting operating profit at Airport Systems for 2006 to be consistent with 2005 results. We expect growth in our commercial businesses, principally the ground support equipment business, to offset the absence of the land sale gain recognized in 2005.

Corporate Items

2005 Compared With 2004

Gains on sales of investments reflect the following transactions from 2004 and 2005. In November 2004, we received proceeds from MODEC, Inc. of $77.0 million in exchange for our interest in MODEC International LLC and recorded a gain of $60.4 million. The proceeds consisted of 3.0 billion yen, or $27.9 million, and 2.6 million common shares of MODEC, Inc., valued at $49.1 million at the transaction date. In September 2005, we sold our shares in MODEC, Inc. for $74.4 million, resulting in a $25.3 million gain. Also in 2005, we recognized a gain of $8.6 million on the sale of our interest in the GTL Microsystems joint venture.

Corporate expense for the year ended December 31, 2005 grew by 6% over the prior year, primarily due to higher incentive compensation expense.

Other expense, net, increased by $9.7 million compared to the prior-year period primarily due to foreign currency exchange losses. The increase also reflects $5.2 million higher LIFO expense and $4.2 million in increased stock-based compensation expense in 2005. These increases were partially offset by, among other things, a reduction in insurance reserves reflecting favorable benefit claim experience.

2004 Compared With 2003

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

Outlook for 2006

Our corporate expense is expected to be consistent with 2005 results. Other expense, net, will likely reflect higher stock-based compensation expense. We do not currently anticipate any significant gains on asset disposals. Net interest expense should decline as we continue to reduce our net debt and recognize interest income on cash investments in 2006.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound orders Year Ended December 31,
(In millions)	2005	2004
Energy Production Systems	$2,124.1	$1,829.8
Energy Processing Systems	631.9	460.9
Intercompany eliminations	(2.4)	(6.3)

Subtotal Energy Systems	2,753.6	2,284.4
FoodTech	526.7	550.9
Airport Systems	301.4	270.0
Intercompany eliminations	(8.4)	(9.0)

Total inbound orders	$3,573.3	$3,096.3

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order backlog December 31,
(In millions)	2005	2004
Energy Production Systems	$1,496.5	$1,222.7
Energy Processing Systems	214.9	104.8
Intercompany eliminations	(0.4)	(1.0)

Subtotal Energy Systems	1,711.0	1,326.5
FoodTech	130.1	142.7
Airport Systems	93.8	119.8
Intercompany eliminations	(1.4)	(1.9)

Total order backlog	$1,933.5	$1,587.1

The portion of total order backlog at December 31, 2005 that we project will be recorded as revenue after fiscal year 2006 is approximately $360.0 million.

Energy Production Systems’ order backlog at December 31, 2005 grew compared to the prior year reflecting increased orders for subsea systems, which reached $1.6 billion for 2005, and the timing of project execution. Subsea order backlog at December 31, 2005 included projects associated with all of the major offshore oil and gas producing regions, and included Chevron’s Agbami project offshore Nigeria and BP’s Block 18 Greater Plutonio project offshore Angola. Surface wellhead orders have increased by 45% during 2005, also contributing to the overall increase in backlog compared to 2004. Foreign currency translation, however, negatively impacted the December 31, 2005 balance of backlog by $84.9 million compared to December 31, 2004.

Energy Processing Systems’ order backlog at December 31, 2005 more than doubled relative to the prior year as all of our product lines showed year over year increases. Inbound orders grew by 37% compared to 2004, supported by increases in all of our product lines. The increase in orders is primarily attributable to continued expansion in land-based drilling activities, which creates demand for our fluid control products. Additionally, we have seen strong demand for our material handling products, including a $32 million order received in December 2005 for bulk material handling systems related to power generation.

FoodTech’s order backlog at December 31, 2005 declined compared with the prior year as a result of lower orders for tomato processing equipment in the current year, which is attributed to lower capital spending in the industry. Order backlog for freezing and cooking equipment, which historically has represented the largest share of this segment’s backlog, was flat relative to the prior year.

Airport Systems’ order backlog at December 31, 2005 declined 22% compared with the prior year, primarily as a result of a reduction in the order backlog for Halvorsen loaders. To a lesser extent, order backlog declined with deliveries of the initial RampSnake® orders in 2005.

Liquidity and Capital Resources

At December 31, 2005, our net debt was $103.0 million, compared with net debt of $39.0 million at December 31, 2004. Net debt includes short and long-term debt and the current portion of long-term debt, net of cash and cash equivalents. In 2005, we experienced significant growth in our Energy Systems businesses. As a result, we invested in working capital and made capital expenditures to support our expanding businesses. This spending contributed to our increase in net debt in 2005.

During the fourth quarter of 2005, we executed our plan to repatriate foreign earnings to the U.S. under the JOBS Act. To fund a portion of the repatriation plan, we restructured our external financing by shifting from domestic to foreign debt. This shift included the initiation of a new $370 million five-year revolving credit facility by FMC Technologies B.V., a wholly owned subsidiary in the Netherlands, and draws of $231.0 million on this facility during the fourth quarter. The foreign earnings were remitted to the U.S. through fourth quarter dividends. These proceeds will be used to fund domestic investments in accordance with the reinvestment plan approved by our Board of Directors.

Cash flows for each of the years in the three-year period ended December 31, 2005, were as follows:

	Year Ended December 31,
(In millions)	2005	2004	2003
Cash provided (required) by operating activities of continuing operations	$(29.6)	$132.9	$150.4
Operating cash required by discontinued operations	(0.8)	(5.9)	(5.2)
Cash provided (required) by investing activities	8.8	(16.6)	(132.8)
Cash provided (required) by financing activities	54.6	(19.2)	(13.3)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	3.9	(2.5)

Increase (decrease) in cash and cash equivalents	$28.8	$95.1	$(3.4)

Operating Cash Flows

Operating activities of continuing operations consumed $29.6 million in 2005, compared to providing $132.9 million in the prior year. Higher investments in inventory, mostly in our Energy Systems businesses, represented a use of cash of $164.4 million in 2005 and were the primary contributor to the decline in cash flows from operating activities. Cash was also used in 2005 to fund income tax payments, including approximately $27 million for previously accrued income taxes in Norway and $25.5 million for taxes on the foreign earnings repatriated under the JOBS Act.

Cash Required by Discontinued Operations

Cash required by discontinued operations in 2005 declined relative to the preceding two years. These cash outflows represent payments for claims, claims administration and insurance coverage for product liabilities associated with equipment which had been manufactured by our discontinued businesses. The decrease in cash requirements is attributable to higher payments during 2004 and 2003 to settle outstanding claims.

Investing Cash Flows

Cash provided by investing activities in 2005 was $8.8 million, compared to cash required by investing activities of $16.6 million in 2004. The fluctuation is primarily attributable to two factors. We generated $67.2 million in higher proceeds from the sale of assets in 2005, which included $84.2 million from sales of our shares of MODEC, Inc. and our interest in the GTL Microsystems joint venture, than 2004, which included the $27.9 million cash inflow from the conversion of our interest in MODEC International LLC. This increase in cash inflows was partially offset by $41.6 million in higher capital spending in 2005, which rose to support our subsea business expansion in Malaysia, Nigeria and Angola.

Financing Cash Flows

Cash provided by financing activities was $54.6 million for 2005, compared to cash required by financing activities of $19.2 million for 2004. Our borrowings increased in the fourth quarter of 2005 as we incurred foreign debt to fund our repatriation of foreign earnings under the provisions of the JOBS Act. However, we also repaid our outstanding commercial paper borrowings during the fourth quarter. On a net basis, we had proceeds of $93.1 million from borrowings in 2005, compared to net payments of debt obligations of $58.4 million in the prior year. The net cash inflow from debt was partially offset by our purchase of $63.9 million of treasury shares for 2005. Additionally, we received $17.5 million less in proceeds from the issuance of stock during 2005, which was the result of fewer option exercises than the prior year.

Debt and Liquidity

Total borrowings at December 31, 2005 and 2004, comprised the following:

	December 31,
(In millions)	2005	2004
Revolving credit facilities	$242.6	$—
Commercial paper	—	149.8
Uncommitted credit facilities	2.9	2.2
Property financing	9.6	9.9
Other	0.8	1.2

Total borrowings	$255.9	$163.1

Under the commercial paper program, and subject to available capacity under our $250 million committed revolving credit facility, we have the ability to access up to $250.0 million of short-term financing through our commercial paper dealers.

The following is a summary of our credit facilities at December 31, 2005:

(In millions) Description	Commitment amount	Debt outstanding	Commercial paper outstanding	Letters of credit	Unused capacity	Maturity
			(a)	(b)
Five-year revolving credit facility	$250.0	$—	$—	$16.0	$234.0	November 2010
Five-year revolving credit facility	370.0	231.0	—	—	139.0	November 2010 (c)
Three-year revolving credit facility	17.2	11.6	—	—	5.6	December 2008

	$637.2	$242.6	$—	$16.0	$378.6

(a)	Our available capacity under our $250 million five-year revolving credit facility is reduced by any outstanding commercial paper.

(b)	The $250 million five-year revolving credit facility allows us to obtain a total of $150.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with this facility.

(c)	Outstanding borrowings on the $370 million five-year revolving credit facility as of May 2006 convert to a term loan due and payable in a lump sum in November 2010. The unused portion of the facility at the conversion date will not be available for draws subsequent to this date. We expect to renegotiate the facility to maintain our overall credit availability.

Our revolving credit facilities provide the ability to refinance our short-term borrowings on a long-term basis; therefore, at December 31, 2005 we classified our borrowings on revolving credit facilities as long-term on our consolidated balance sheet.

Among other restrictions, the terms of the committed credit agreements include negative covenants related to liens and financial covenants related to debt to earnings ratios and interest coverage ratios. We are in compliance with all covenants as of December 31, 2005. Our $250 million and $370 million five-year revolving credit facilities maturing in November 2010 bear interest, based on our election, at either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) an interest rate of 55 basis points above the London Interbank Offered Rate (“LIBOR”). The margin over LIBOR is variable and is determined based on the Company’s debt rating. The three-year revolving credit facility bears interest at either the Canadian Dollar prime rate or bankers’ acceptance rate.

We have interest rate swaps related to $150.0 million of our variable rate debt. The effect of these interest rate swaps, which were entered into during December 2005 and mature in June 2008, is to fix the effective annual interest rate on these borrowings at 5.25%. Our interest expense for the $150.0 million in variable rate debt subject to the interest rate swaps will reflect a lower effective rate through June 2008. Prior to entering into the new interest rate swaps, we sold our existing interest rate swaps, which had fixed the interest rate for $150.0 million of our variable rate debt. An unrealized $7.7 million gain will be amortized against the interest expense on the underlying debt through the original maturity of the swaps in June 2008. Therefore, after taking into account the amortization of the deferred gain, the effective interest rate on $150.0 million of our variable rate borrowings will be approximately 3.2%.

Our uncommitted credit relates primarily to international lines of credit. Borrowings under these uncommitted facilities totaled $2.9 million and $2.2 million at December 31, 2005 and 2004, respectively.

We entered into a sale-leaseback agreement during the third quarter of 2004. We sold a building for $9.7 million in net proceeds, which were used to reduce other balance sheet debt. We are accounting for the transaction as a financing and are amortizing the obligation using an effective annual interest rate of 5.37% over the lease term of ten years. Our annual payments associated with this obligation total $0.8 million.

Other domestic and international borrowings totaled $0.8 million and $1.2 million at December 31, 2005 and 2004, respectively.

Outlook for 2006

For 2006, we estimate capital expenditures will be in the range of $90 - $100 million, compared with 2005 capital spending of $91.8 million. The anticipated increase in spending is primarily attributable to ongoing work to support our subsea operations.

We are pursuing claims against Sonatrach related to costs that we incurred due to customer caused work stoppages, work required beyond the contract scope and other customer caused delays. We have not recognized the value of these claims in our financial statements. While we believe we have a contractual basis to pursue these claims, we expect to engage in further negotiations with Sonatrach and cannot predict the outcome of these negotiations nor their timing. Should the Company and Sonatrach not be able to reach resolution, the contract requires that disputes be resolved through arbitration before an international tribunal in Paris, France under International Chamber of Commerce rules.

It is possible that Sonatrach may draw upon a letter of credit we established with one of our lenders to support potential warranty claims on a recently completed project. The maximum potential cash amount that could be drawn under this letter of credit would be $12.6 million and the contingency expires in February 2007. We believe cash from operations and our credit facilities will fund a drawdown if necessary.

We are authorized to repurchase up to two million shares of our common stock. We announced plans to begin the repurchase of shares of our outstanding common stock in February 2005, and during 2005, we repurchased 1,750,856 shares for approximately $63.9 million. In February 2006, the Board of Directors approved the repurchase of an additional five million shares of the Company’s issued and outstanding common stock. The timing and amount of further repurchases will depend on market conditions.

We currently expect to contribute approximately $14 million to our non-U.S. pension plans in 2006.

We plan to meet our cash requirements in 2006 with cash generated from operations. Additionally, we expect to generate free cash flows, which will allow us to pay off a portion of our outstanding debt and acquire short-term investments.

We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2005:

	Payments due by period
(In millions) Contractual obligations	Total payments	Less than 1 year	1 - 3 years	3 – 5 years	After 5 years
Long-term debt (a)	$253.0	$0.4	$12.5	$232.0	$8.1
Short-term debt	2.9	2.9	—	—	—
Capital lease obligations	0.1	0.1	—	—	—
Operating leases	117.1	26.8	38.4	28.2	23.7
Unconditional purchase obligations (b)	168.6	157.2	11.1	0.2	0.1
Acquisition-related obligations (c)	1.0	1.0	—	—	—

Total contractual obligations	$542.7	$188.4	$62.0	$260.4	$31.9

(a)	Our available long-term debt is dependent upon our compliance with covenants, including negative covenants related to liens, and financial covenants related to debt to earnings and interest coverage ratios. We were in compliance with all covenants at December 31, 2005; however, any violation of covenants, other events of default, or changes in our credit rating could have a material impact on our ability to maintain our committed financing arrangements.

(b)	In the normal course of business, we enter into agreements with our suppliers to purchase raw materials or services. These agreements include a requirement that our supplier provide products or services to our specifications and require us to make a firm purchase commitment to our supplier. As substantially all of these commitments are associated with purchases made to fulfill our customers’ orders, the costs associated with these agreements will ultimately be reflected in cost of sales on our consolidated statements of income.

(c)	Acquisition-related obligations include the remaining amount owed associated with the 2003 acquisition of the RampSnake® product line. In addition, we also have a commitment to acquire the remaining ownership interest in CDS in 2009 at a purchase price of slightly less than 6.5 times the average of 45% of CDS’ 2007 and 2008 earnings before interest expense, income taxes, depreciation and amortization. At the current time, we are unable to estimate the amount of this commitment.

The following is a summary of other off-balance sheet arrangements at December 31, 2005:

	Amount of commitment expiration per period
(In millions) Other off-balance sheet arrangements	Total amount	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Letters of credit and bank guarantees	$417.6	$166.8	$125.1	$67.2	$58.5
Surety bonds	128.7	55.0	73.7	—	—
Third-party guarantees	0.4	—	0.4	—	—

Total other off-balance sheet arrangements	$546.7	$221.8	$199.2	$67.2	$58.5

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

Qualitative and Quantitative Disclosures about Market Risk

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2005 and 2004, our derivative holdings consisted of foreign currency forward contracts and interest rate swap agreements.

These forward-looking disclosures only address potential impacts from market risks as they affect our financial instruments. They do not include other potential effects which could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.

Foreign Currency Exchange Rate Risk

When we sell or purchase products or services, transactions are frequently denominated in currencies other than the particular operation’s functional currency. Generally, we do not use financial instruments to hedge foreign currency transactions to the extent that a natural hedge exists. When foreign currency exposures exist, we may enter into foreign exchange forward contracts with third parties. Our hedging policy is designed to reduce the impact of foreign currency exchange rate movements, and we expect any gain or loss in the hedging portfolio to be offset by a corresponding gain or loss in the underlying exposure being hedged.

We hedge our net recognized foreign currency assets and liabilities to reduce the risk that our earnings and cash flows will be adversely affected by changes in the foreign currency exchange rates. We also hedge firmly committed, anticipated transactions in the normal course of business. The majority of these hedging instruments mature during 2006.

We use a sensitivity analysis to measure the impact on derivative instrument fair values of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. To the extent that our derivative instruments are hedging anticipated transactions, a 10% increase in the value of the U.S. dollar would result in a decrease of $3.4 million in the net fair value of our derivative financial instruments at December 31, 2005. Changes in the derivative fair value will not have an impact on our results of operations unless these contracts are deemed to be ineffective.

Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. In June 2003, we entered into three floating-to-fixed interest rate swaps related to $150.0 million of our commercial paper borrowings. The effect of these interest rate swaps was to fix the effective annual interest rate on these borrowings at an average rate of 2.9%. In the fourth quarter of 2005, we paid our commercial paper borrowings and issued variable rate debt. We sold the existing interest rate swaps and deferred a gain of $7.7 million on the qualified hedged transaction. We were issued new swaps with an average fixed interest rate of 5.25% until the interest rate swaps mature in June 2008. The $7.7 million deferred gain will be amortized against the interest expense on the underlying debt through the maturity date of the original interest rate swaps in June 2008.

We use a sensitivity analysis to measure the impact on fair values (for interest rate swaps) of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in a decrease of $1.7 million in the net fair value of our interest rate swaps at December 31, 2005.

At December 31, 2005 we had unhedged variable rate debt of $106 million. Using sensitivity analysis to measure the impact of a 10% adverse movement in the interest rate, or 50 basis points, would result in an increase to interest expense of $0.5 million annually.

Critical Accounting Estimates

We prepare the consolidated financial statements of FMC Technologies in conformity with United States generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions about matters that are inherently uncertain. On an ongoing basis, our management re-evaluates these estimates, judgments and assumptions for reasonableness because of the critical impact that these factors have on the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed this disclosure. We believe that the following are the critical accounting estimates used in preparing our financial statements.

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

Revenue recorded using the percentage of completion method amounted to $1,352.9 million, $1,169.7 million and $804.3 million for the years ended December 31, 2005, 2004, and 2003, respectively.

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

Total estimated contract cost affects both the revenue recognized in a period as well as the reported profit or loss on a project. The determination of profit or loss on a contract requires consideration of contract revenue, change orders and claims, less costs incurred to date and costs to complete. Anticipated losses on contracts are recorded in full in the period in which they are identified. Profits are recorded based on the estimated project profit multiplied by the percentage complete.

The total estimated contract cost in percentage of completion accounting is a critical accounting estimate because it can materially affect revenue and cost of sales, and it requires us to make judgments about matters that are uncertain. There are many factors, including but not limited to resource price inflation, labor availability, productivity and weather that can affect the accuracy of our cost estimates and ultimately our future profitability. In the past, we have incurred losses as a result of unforeseen changes in our project costs, including in our Sonatrach contract.

The amount of revenue recognized using the percentage of completion method is sensitive to our changes in estimates of total contract costs. If we had used a different estimate of total contract costs for each contract in progress at December 31, 2005 a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased total revenue and pre-tax income for the year ended December 31, 2005 by $12.8 million.

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

Our estimate of excess or obsolete inventory is sensitive to changes in our assumptions about future sales. Had we assumed that future sales would be 10% higher or lower than those used in our forecast, the effect on our estimate of excess or obsolete inventory and pre-tax income for the year ended December 31, 2005, would have been an increase or decrease of $0.6 million, on a current cost basis.

Accounting for Income Taxes

In determining our current income tax provision, we assess temporary differences resulting from differing treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in our consolidated balance sheets. When we maintain deferred tax assets, we must assess the likelihood that these assets will be recovered through adjustments to future taxable income. To the extent we believe recovery is not likely, we establish a valuation allowance. We record an allowance reducing the asset to a value we believe will be recoverable based on our expectation of future taxable income. We believe the accounting estimate related to the valuation allowance is a critical accounting estimate because it is highly susceptible to change from period to period as it requires management to make assumptions about our future income over the lives of the deferred tax assets, and the impact of increasing or decreasing the valuation allowance is potentially material to our results of operations.

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

As of December 31, 2005, we estimated that it is not likely that we will generate future taxable income in certain foreign jurisdictions in which we have cumulative net operating losses and, therefore, we have provided a valuation allowance against the related deferred tax assets. As of December 31, 2005, we estimated that it is more likely than not that we will have future taxable income in the United States to utilize our domestic deferred tax assets. Therefore, we have not provided a valuation allowance against any domestic deferred tax assets.

The need for a valuation allowance is sensitive to changes in our estimate of future taxable income. If our estimate of future taxable income was 25% lower than the estimate used, we would still generate sufficient taxable income to utilize such deferred tax assets.

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

Pension expense was $23.7 million, $25.2 million and $17.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The discount rate used affects the periodic recognition of the interest cost component of net periodic pension cost. The discount rate is based on rates at which the pension benefit obligation could effectively be settled on a present value basis. To determine the weighted average discount rate, we review long-term, high quality corporate bonds at our determination date and use a model that matches the projected benefit payments for our plans to coupons and maturities from high quality bonds. Significant changes in the discount rate, such as those caused by changes in the yield curve, the mix of bonds available in the market, the duration of selected bonds, and the timing of expected benefit payments may result in volatility in pension expense and minimum pension liabilities. We reduced the discount rate for our domestic and certain of our international plans during 2005. The weighted average discount rate declined from 5.8% to 5.5% in 2005, after decreasing in 2004 from 6.1% in 2003.

Our pension expense is sensitive to changes in our estimate of discount rate. Holding other assumptions constant, for a 100 basis point reduction in the discount rate, annual pension expense would increase by approximately $17.5 million before taxes. Holding other assumptions constant, for a 100 basis point increase in the discount rate, annual pension expense would decrease by approximately $20.1 million before taxes.

Net periodic pension cost includes an underlying expected long-term rate of asset return. Our estimate of the expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations. Our actual returns on plan assets on trailing 5-year and trailing 10-year bases have exceeded the 2005 estimated long-term rate of return of 8.6%. Our actual returns on plan assets were 10.7% and 11.8% in 2005 and 2004, respectively. The expected return on plan assets is recognized as part of the net periodic pension cost. The difference between the expected return and the actual return on plan assets is amortized over the expected remaining service life of employees, so there is a lag time between the market’s performance and its impact on plan results.

Our pension expense is sensitive to changes in our estimate of expected rate of return on plan assets. Holding other assumptions constant, an increase or decrease of 100 basis points in the expected rate of return on plan assets would increase or decrease annual pension expense by approximately $6.3 million before taxes.

Impact of Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We have not determined the impact that the adoption of SFAS No. 151 will have on our results of operations, financial position or cash flows.

In November 2005, the Financial Accounting Standards Board issued Staff Position FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid in capital (“APIC”) pool. We have until September 30, 2006 to make our election. In subsequent periods, the APIC pool will be increased by tax benefits from stock-based compensation and decreased by tax losses caused when the recorded stock-based compensation for book purposes exceeds the allowable tax deduction. We are evaluating the two options for computing the initial APIC pool and will make an election for the transition method in 2006.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risks is incorporated herein by reference from the section entitled “Qualitative and Quantitative Disclosures about Market Risk” in Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2005	2004	2003
Revenue	$3,226.7	$2,767.7	$2,307.1
Costs and expenses:
Cost of sales	2,673.5	2,265.6	1,845.9
Asset impairment (Note 6)	—	6.5	—
Selling, general and administrative expense	369.7	340.4	312.6
Research and development expense	51.5	50.4	45.3

Total costs and expenses	3,094.7	2,662.9	2,203.8

Net gain on disposal of assets (Note 3)	38.3	59.7	2.3
Minority interests	(2.5)	1.4	(1.1)

Income before interest income, interest expense and income taxes	167.8	165.9	104.5

Interest income	3.5	1.4	1.2
Interest expense	(9.0)	(8.3)	(10.1)

Income before income taxes	162.3	159.0	95.6
Provision for income taxes (Note 9)	56.2	42.3	26.7

Net income	$106.1	$116.7	$68.9

Earnings per share (Note 2)
Basic	$1.54	$1.73	$1.04

Diluted	$1.50	$1.68	$1.03

Weighted average shares outstanding (Note 2)
Basic	69.0	67.6	66.1

Diluted	70.8	69.3	66.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except per share data)	2005	2004
Assets
Current assets:
Cash and cash equivalents	$152.9	$124.1
Trade receivables, net of allowances of $9.6 in 2005 and $10.9 in 2004	736.3	671.7
Inventories (Note 4)	449.4	316.3
Prepaid expenses	21.1	15.0
Other current assets	68.4	90.0

Total current assets	1,428.1	1,217.1
Investments	22.3	76.6
Property, plant and equipment, net (Note 5)	353.3	332.8
Goodwill (Note 6)	117.4	116.8
Intangible assets, net (Note 6)	61.1	72.0
Other assets	33.8	31.6
Deferred income taxes (Note 9)	79.6	47.0

Total assets	$2,095.6	$1,893.9

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 8)	$3.3	$2.7
Accounts payable, trade and other	366.2	368.8
Advance payments and progress billings	348.6	297.5
Accrued payroll	81.7	60.8
Income taxes payable	28.3	57.0
Other current liabilities	207.5	176.6
Current portion of accrued pension and other postretirement benefits (Note 11)	15.2	28.7
Deferred income taxes (Note 9)	7.4	3.3

Total current liabilities	1,058.2	995.4
Long-term debt, less current portion (Note 8)	252.6	160.4
Accrued pension and other postretirement benefits, less current portion (Note 11)	21.8	20.6
Reserve for discontinued operations (Note 10)	6.1	6.9
Other liabilities	50.2	42.5
Minority interests in consolidated companies	7.2	5.9
Commitments and contingent liabilities (Note 17)
Stockholders’ equity (Note 13):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2005 or 2004	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 70.0 and 68.8 shares issued in 2005 and 2004, respectively; 68.1 and 68.7 shares outstanding in 2005 and 2004, respectively	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.1 shares in 2005 and 2004	(3.6)	(2.4)
Common stock held in treasury, at cost, 1.8 shares in 2005, no shares in 2004	(63.9)	—
Capital in excess of par value of common stock	681.6	637.8
Retained earnings	193.2	87.1
Accumulated other comprehensive loss	(108.5)	(61.0)

Total stockholders’ equity	699.5	662.2

Total liabilities and stockholders’ equity	$2,095.6	$1,893.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2005	2004	2003
Cash provided (required) by operating activities of continuing operations:
Net income	$106.1	$116.7	$68.9
Adjustments to reconcile income to cash provided (required) by operating activities of continuing operations:
Depreciation	53.3	53.5	48.2
Amortization	12.6	10.0	9.5
Net gain on disposal of assets	(38.3)	(59.7)	(2.3)
Asset impairment charge	—	6.5	—
Employee benefit plan costs	41.0	38.4	33.8
Deferred income tax (benefit) provision	(11.7)	(8.9)	3.5
Other	12.1	4.3	5.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(102.6)	(105.3)	(89.8)
Inventories	(164.4)	(17.7)	13.5
Other current assets and other assets	(5.6)	(37.7)	(15.7)
Accounts payable, trade and other	18.1	85.3	49.6
Advance payments and progress billings	66.9	28.7	69.4
Accrued payroll, other current liabilities and other liabilities	53.4	21.4	(22.1)
Income taxes payable	(37.4)	33.3	2.8
Accrued pension and other postretirement benefits, net	(33.1)	(35.9)	(24.4)

Cash provided (required) by operating activities of continuing operations	(29.6)	132.9	150.4

Operating cash required by discontinued operations – revised (Note 10)	(0.8)	(5.9)	(5.2)

Cash provided (required) by investing activities:
Acquisitions (net of cash acquired) and joint ventures	—	(2.9)	(46.4)
Capital expenditures	(91.8)	(50.2)	(65.2)
Retirement of sale-leaseback obligations	—	—	(35.9)
Proceeds from disposal of assets	103.0	35.8	13.0
Other	(2.4)	0.7	1.7

Cash provided (required) by investing activities	8.8	(16.6)	(132.8)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	0.9	(17.8)	(39.1)
Net increase (decrease) in commercial paper	(149.8)	(0.2)	150.0
Proceeds from issuance of long-term debt	242.0	9.7	—
Repayment of long-term debt	—	(50.1)	(131.2)
Proceeds from exercise of stock options	21.1	38.6	7.5
Purchase of treasury stock	(63.9)	—	—
Excess tax benefits	5.5	—	—
Net (increase) decrease in common stock held in employee benefit trust	(1.2)	0.6	(0.5)

Cash provided (required) by financing activities	54.6	(19.2)	(13.3)

Effect of exchange rate changes on cash and cash equivalents	(4.2)	3.9	(2.5)

Increase (decrease) in cash and cash equivalents	28.8	95.1	(3.4)
Cash and cash equivalents, beginning of year	124.1	29.0	32.4

Cash and cash equivalents, end of year	$152.9	$124.1	$29.0

Supplemental disclosures of cash flow information:
Cash paid for interest (net of interest capitalized)	$8.6	$8.0	$9.5
Cash paid for income taxes (net of refunds received)	$90.8	$18.1	$21.5

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common stock	Common stock held in treasury and employee benefit trust	Capital in excess of par value of common stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2002	$0.7	$(2.5)	$560.0	$(98.5)	$(145.6)	$314.1
Net income	—	—	—	68.9	—	68.9	$68.9
Issuance of common stock	—	—	7.5	—	—	7.5
Excess tax benefits on stock-based payment arrangements	—	—	1.8	—	—	1.8
Net purchases of common stock for employee benefit trust, at cost (Note 13)	—	(0.5)	—	—	—	(0.5)
Stock-based compensation (Note 12)	—	—	15.2	—	—	15.2
Foreign currency translation adjustment	—	—	—	—	26.1	26.1	26.1
Minimum pension liability adjustment (net of income taxes of $8.1) (Note 11)	—	—	—	—	12.5	12.5	12.5
Net deferral of hedging gains (net of income taxes of $1.1) (Note 14)	—	—	—	—	1.7	1.7	1.7
Other	—	—	(4.0)	—	—	(4.0)	—

							$109.2

Balance at December 31, 2003	$0.7	$(3.0)	$580.5	$(29.6)	$(105.3)	$443.3
Net income	—	—	—	116.7	—	116.7	$116.7
Issuance of common stock	—	—	38.6	—	—	38.6
Excess tax benefits on stock-based payment arrangements	—	—	6.3	—	—	6.3
Net sales of common stock for employee benefit trust, at cost (Note 13)	—	0.6	—	—	—	0.6
Stock-based compensation (Note 12)	—	—	12.1	—	—	12.1
Foreign currency translation adjustment	—	—	—	—	37.8	37.8	37.8
Minimum pension liability adjustment (net of income taxes of $1.1) (Note 11)	—	—	—	—	(1.7)	(1.7)	(1.7)
Net deferral of hedging gains (net of income taxes of $1.1) (Note 14)	—	—	—	—	2.1	2.1	2.1
Unrealized gain on investment (net of income taxes of $4.0) (Note 3)	—	—	—	—	6.1	6.1	6.1
Other	—	—	0.3	—	—	0.3	—

							$161.0

Balance at December 31, 2004	$0.7	$(2.4)	$637.8	$87.1	$(61.0)	$662.2

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(In millions)	Common stock	Common stock held in treasury and employee benefit trust	Capital in excess of par value of common stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2004	$0.7	$(2.4)	$637.8	$87.1	$(61.0)	$662.2
Net income	—	—	—	106.1	—	106.1	$106.1
Issuance of common stock	—	—	21.1	—	—	21.1
Excess tax benefits on stock-based payment arrangements	—	—	5.5	—	—	5.5
Purchase of treasury stock (Note 13)	—	(63.9)	—	—	—	(63.9)
Net purchases of common stock for employee benefit trust, at cost (Note 13)	—	(1.2)	—	—	—	(1.2)
Stock-based compensation (Note 12)	—	—	16.3	—	—	16.3
Foreign currency translation adjustment	—	—	—	—	(37.4)	(37.4)	(37.4)
Minimum pension liability adjustment (net of income taxes of $0.4) (Note 11)	—	—	—	—	(0.5)	(0.5)	(0.5)
Net deferral of hedging gains (net of income taxes of $2.4) (Note 14)	—	—	—	—	(3.5)	(3.5)	(3.5)
Unrealized gain on investment (net of income taxes of $4.0) (Note 3)	—	—	—	—	(6.1)	(6.1)	(6.1)
Other	—	—	0.9	—	—	0.9	—

							$58.6

Balance at December 31, 2005	$0.7	$(67.5)	$681.6	$193.2	$(108.5)	$699.5

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation—FMC Technologies, Inc. and consolidated subsidiaries (“FMC Technologies” or the “Company”) designs, manufactures and services sophisticated machinery and systems for its customers through its business segments: Energy Systems (comprising Energy Production Systems and Energy Processing Systems), FoodTech and Airport Systems. The Company’s consolidated financial statements have been prepared in United States dollars and in accordance with United States generally accepted accounting principles (“GAAP”).

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

Revenue recognition—Revenue from equipment sales is recognized either upon transfer of title to the customer (which is upon shipment or when customer-specific acceptance requirements are met) or under the percentage of completion method. Service revenue is recognized as the service is provided. For multiple-element revenue arrangements, such as the sale of equipment with a service agreement, the Company allocates the contract value to the various elements based on objective evidence of fair value for each element and recognizes revenue consistent with the nature of each deliverable.

The percentage of completion method of accounting is used for construction-type manufacturing and assembly projects that involve significant design and engineering effort in order to satisfy detailed customer-supplied specifications. Under the percentage of completion method, revenue is recognized as work progresses on each contract. The Company primarily applies the ratio of costs incurred to date to total estimated contract costs to measure this ratio; however, there are certain types of contracts where it consistently applies the ratio of units delivered to date—or units of work performed—as a percentage of total units, because it has been determined that these methods provide a more accurate measure of progress toward completion. If it is not possible to form a reliable estimate of progress toward completion, no revenues or costs are recognized until the project is complete or substantially complete. Any expected losses on construction-type contracts in progress are charged to earnings, in total, in the period the losses are identified.

Modifications to construction-type contracts, referred to as “change orders,” effectively change the provisions of the original contract, and may, for example, alter the specifications or design, method or manner of performance, equipment, materials, sites, and/or period for completion of the work. If a change order represents a firm price commitment from a customer, the Company accounts for the revised estimate as if it had been included in the original estimate, effectively recognizing the pro rata impact of the new estimate on its calculation of progress toward completion in the period in which the firm commitment is received. If a change order is unpriced: (1) the Company includes the costs of contract performance in its calculation of progress toward completion in the period in which the costs are incurred or become probable; and (2) when it is determined that the revenue is probable of recovery, the Company includes the change order revenue, limited to the costs incurred to date related to the change order, in its calculation of progress toward completion. Margin is not recorded on unpriced change orders unless realization is assured beyond a reasonable doubt. The assessment of realization may be based upon the Company’s previous experience with the customer or based upon the Company receiving a firm price commitment from the customer.

Progress billings generally are issued contingent on completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts accounted for under the percentage of completion method amounted to $174.7 million and $206.5 million at December 31, 2005 and 2004, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance payments and progress billings within current liabilities on the consolidated balance sheets.

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

Property, plant and equipment—Property, plant, and equipment is recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements— 20 to 35 years, buildings—20 to 50 years; and machinery and equipment—3 to 20 years). Gains and losses are reflected in income upon the sale or retirement of assets. Expenditures that extend the useful lives of property, plant, and equipment are capitalized and depreciated over the estimated new remaining life of the asset.

Capitalized software costs—Other assets include the capitalized cost of internal use software (including Internet web sites). The assets are stated at cost less accumulated amortization, and the net balance totaled $19.6 million and $15.3 million at December 31, 2005 and 2004, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years.

Goodwill and other intangible assets—Goodwill and acquired intangible assets deemed to have indefinite lives are not subject to amortization but are required to be tested for impairment on an annual basis (or more frequently if impairment indicators arise) under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The Company has established October 31 as the date of its annual test for impairment of goodwill. The Company’s acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from 7 to 40 years. None of the Company’s acquired intangible assets have been deemed to have indefinite lives.

Reserve for discontinued operations—Reserves related to personal injury and product liability claims associated with the Company’s discontinued operations are recorded based on an actuarially-determined estimate of liabilities. The Company evaluates the estimate of these liabilities on a regular basis, and makes adjustments to the recorded liability balance to reflect current information regarding the estimated amount of future payments to be made on both reported claims and incurred but unreported claims. On an annual basis, the Company engages an actuary to prepare an estimate of the liability for these claims. The actuarial estimate of the liability is based upon historical claim and settlement experience by year, recent trends in the number of claims and the cost of settlements, and available stop-loss insurance coverage. Factors such as the estimated number of pieces of equipment in use and the expected loss rate per unit are also taken into consideration. In addition to estimated claims for product liabilities, the reserve also includes costs for claims administration. Adjustments to the reserve for discontinued operations are included in results of discontinued operations on the consolidated statements of income.

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

Stock-based employee compensation—Effective January 1, 2004, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost was measured at the grant date based on the value of the award and was recognized as expense over the vesting period.

On October 1, 2005, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which modified the recognition of share-based compensation by (i) incorporating an estimate of forfeitures in the calculation of current expense to record and (ii) adjusting the recognition period for new awards that accelerate vesting upon retirement to reflect the lesser of the stated vesting period or the period until the employee becomes retirement eligible. See Recently Issued Accounting Pronouncements and Note 12 for additional information on the adoption of SFAS No. 123R.

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

Foreign currency—Financial statements of operations in non-highly inflationary countries for which the U.S. dollar is not the functional currency are translated to the U.S. dollar in consolidation. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, while income statement accounts are translated at the average exchange rates for the period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity until the foreign entity is sold or liquidated. For operations in highly inflationary countries and where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income. Foreign currency effects on cash and cash equivalents and debt in hyperinflationary economies are included in interest income or expense. The Company did not have operations in any highly inflationary countries during 2005 or 2004.

Derivative financial instruments—Derivatives are recognized in the consolidated balance sheets at fair value, with classification as current or non-current based upon the maturity of the derivative instrument. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge.

Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings on the same line as the hedged item. Effectiveness is evaluated at the inception of the hedge and on an ongoing basis. Any ineffectiveness identified is recorded in earnings as incurred. The Company also uses forward contracts to hedge foreign currency assets and liabilities. These contracts are not designated as hedges; therefore, the changes in fair value of these contracts are recognized in earnings as they occur and offset gains or losses on the remeasurement of the related asset or liability.

Cash flows from derivative contracts are reported in the consolidated statements of cash flows in the same categories as the cash flows from the underlying transactions.

Recently issued accounting pronouncements—In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 47 “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143.” This interpretation defines the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” as a legal obligation to perform an asset retirement activity, in which the timing, and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that an obligation to perform an asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have any impact on the Company’s results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R rescinds the intrinsic value option for accounting of stock-based compensation under APB No. 25 and requires an entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant date fair value of the award. In addition, SFAS No. 123R amends the accounting for modifications and forfeitures of awards in determining compensation cost. SFAS No. 123R is effective for the first interim period of our first annual period beginning on or after June 15, 2005. The Company elected to early adopt SFAS No. 123R effective on October 1, 2005. As the Company currently accounts for its stock-based compensation under the fair value provisions of SFAS No. 123, the adoption of SFAS No. 123R did not have a significant impact on our financial position or results of operations.

Prior to the adoption of SFAS No. 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows. With the adoption of SFAS No. 123R, the tax benefits relating to excess stock-based compensation deductions are presented prospectively, beginning in the year of adoption, in the statement of cash flows as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $5.5 million for 2005 and have been presented as financing cash inflows during 2005. Cash flows for prior periods have not been restated to reflect this reclassification.

In November 2005, the FASB issued Staff Position (“FSP”) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid in capital (“APIC”) pool. The Company has until September 30, 2006 to make its election. In subsequent periods, the APIC pool will be increased by tax benefits from stock-based compensation and decreased by tax losses caused when the recorded stock-based compensation for book purposes exceeds the allowable tax deduction. The Company is evaluating the two options for computing the initial APIC pool and will make an election for the transition method in 2006.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004.” FSP FAS 109-2 provides implementation guidance related to the repatriation provision of the American Jobs Creation Act of 2004. During October 2005, the Company completed its assessment of whether, and to what extent, earnings of foreign subsidiaries might be repatriated and began implementing its repatriation plan. The Company has complied with the requirements of FSP FAS 109-2 regarding the disclosure of the income tax expense recognized under the repatriation plan (see Note 9).

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has not determined the impact that the adoption of SFAS No. 151 will have on its results of operations, financial position or cash flows.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In the first quarter of 2005, the Company completed its evaluation of the benefits provided by the plan and concluded that the benefits are not actuarially equivalent to those under Medicare Part D. Therefore, the Company’s reported net periodic benefit cost does not reflect any amount associated with the federal subsidy. In September 2005, the Company amended its retiree health program to coordinate with the new Medicare prescription drug program for retirees over the age of 65, which affected the reported benefit obligation and periodic benefit cost (see Note 11).

NOTE 2. EARNINGS PER SHARE (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Year Ended December 31,
(In millions, except per share data)	2005	2004	2003
Basic earnings per share:
Net income	$106.1	$116.7	$68.9

Weighted average number of shares outstanding	69.0	67.6	66.1

Basic earnings per share	$1.54	$1.73	$1.04

Diluted earnings per share:
Net income	$106.1	$116.7	$68.9

Weighted average number of shares outstanding	69.0	67.6	66.1
Effect of dilutive securities:
Options on common stock	1.1	1.2	0.5
Restricted stock	0.7	0.5	0.3

Total shares and dilutive securities	70.8	69.3	66.9

Diluted earnings per share	$1.50	$1.68	$1.03

NOTE 3. BUSINESS COMBINATIONS AND DIVESTITURES

Business combinations

CDS Engineering—On August 20, 2003, the Company acquired a 55% ownership interest in CDS Engineering and associated assets (“CDS”) for $50.0 million, and committed to purchase the remaining 45% ownership interest in CDS in 2009 at a purchase price of slightly less than 6.5 times the average of 45% of CDS’ 2007 and 2008 earnings before interest expense, income taxes, depreciation and amortization. Headquartered in the Netherlands, CDS is an industry leader in gas and liquids separation technology and equipment for surface applications, both onshore and offshore. The Company believes that significant growth potential will be realized from incorporating CDS’ processing technology and experience with the Company’s broad customer base. In addition, combining the acquired technology of CDS with the Company’s existing expertise in subsea systems has allowed the development of subsea separation systems. CDS is included in the Energy Production Systems business segment.

Net cash paid for the purchase of CDS was $44.2 million, which included acquisition-related costs of $0.7 million. The total acquisition cost of $50.0 million reflected net cash paid plus long-term debt assumed of $6.9 million, less an adjustment of $1.1 million, reflecting the minority interest in cash and long-term debt. The cash payment was funded through borrowings under the Company’s credit facilities. The Company accounted for the acquisition as a purchase and included the results of operations of the acquired business in its consolidated financial statements from the date of the acquisition.

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

The purchase price for RampSnake of $5.2 million included acquisition-related costs of $0.2 million. Under the terms of the purchase agreement, the Company paid $2.0 million to the seller on November 26, 2003, the closing date of the transaction, and made a second payment of $2.0 million in November 2004. The remaining purchase price of $1.0 million is payable to the seller in 2006 and is included in other current liabilities on the Company’s December 31, 2005 consolidated balance sheet. The Company included the results of operations of the acquired business in its consolidated financial statements from the effective date of the acquisition.

The fair value of current assets recorded at the acquisition date was $0.8 million. Goodwill relating to this transaction totaled $4.4 million, of which $2.2 million is deductible for income tax purposes.

Divestitures

GTL Microsystems—On December 21, 2005, the Company sold its 60% interest in GTL Microsystems, a joint venture with Accentus plc, for $9.8 million. This venture was created to advance the commercial development of gas-to-liquids technology and was part of the Energy Production Systems segment. The Company recorded a pre-tax gain of $8.6 million in connection with the sale.

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

In July 2004, the Company communicated its decision to convert its joint venture investment and, in November 2004, it received proceeds from MODEC, Inc., valued at $77.0 million in exchange for its interest in MODEC International LLC. The proceeds consisted of 3.0 billion yen, or $27.9 million, and 2.6 million common shares of MODEC, Inc., valued at $49.1 million. MODEC, Inc., common stock is listed on the Tokyo Stock Exchange and traded in Japanese yen. The pre-tax gain recorded by the Company in connection with the conversion amounted to $60.4 million.

The Company designated its investment in the common shares of MODEC, Inc. as available-for-sale. As of December 31, 2004, the net unrealized gain on this investment (net of deferred taxes) included in accumulated other comprehensive loss amounted to $6.1 million. During September 2005, the Company sold all of its common shares of MODEC, Inc. for $74.4 million and realized a pre-tax gain of $25.3 million for the year ended December 31, 2005.

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

The total pre-tax impact of the divestiture of the domestic agricultural harvester machinery product line on 2003 income was a loss of $1.2 million, which reflected the impairment and restructuring charges totaling $2.6 million offset by a gain of $1.4 million on the sale of assets. The pre-tax impact was included in cost of sales in the Company’s 2003 consolidated statement of income.

NOTE 4. INVENTORIES

Inventories consisted of the following:

	December 31,
(In millions)	2005	2004
Raw materials	$135.4	$87.3
Work in process	125.5	96.5
Finished goods	334.4	268.0

Gross inventories before LIFO reserves and valuation adjustments	595.3	451.8
LIFO reserves and valuation adjustments	(145.9)	(135.5)

Net inventories	$449.4	$316.3

Inventories accounted for under the LIFO method totaled $117.5 million and $88.6 million at December 31, 2005 and 2004, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $98.7 million and $90.2 million at December 31, 2005 and 2004, respectively. During 2004, the Company reduced certain LIFO inventories which were carried at costs lower than the current replacement costs. The result was a decrease in cost of sales by approximately $0.1 million in 2004. There were no reductions of LIFO inventory in 2005 or 2003.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(In millions)	2005	2004
Land and land improvements	$24.1	$19.2
Buildings	158.3	161.9
Machinery and equipment	585.1	574.2
Construction in process	38.7	18.6

	806.2	773.9
Accumulated depreciation	(452.9)	(441.1)

Property, plant and equipment, net	$353.3	$332.8

Depreciation expense was $53.3 million, $53.5 million, and $48.2 million in 2005, 2004, and 2003, respectively.

Capitalized interest included in machinery and equipment was $10.7 million and $9.5 million at December 31, 2005 and 2004, respectively.

During 2003, one of the Company’s foreign subsidiaries implemented a functional currency change which resulted in a $12.4 million reduction in property, plant and equipment, net, and the foreign currency translation adjustment in accumulated other comprehensive income (loss).

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill—

The carrying amount of goodwill by business segment was as follows:

	December 31,
(In millions)	2005	2004
Energy Production Systems	$83.1	$81.5
Energy Processing Systems	10.7	10.7

Subtotal Energy Systems	93.8	92.2
FoodTech	14.8	15.6
Airport Systems	8.8	9.0

Total goodwill	$117.4	$116.8

Certain of the Company’s goodwill balances are subject to foreign currency translation adjustments.

The Company performs annual testing for impairment as required under SFAS No. 142. Impairment losses are calculated at the reporting unit level, and represent the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined by a two-step process. The first compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss.

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

Intangible assets—The components of intangible assets were as follows:

	December 31,
	2005		2004
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$30.6	$7.5	$31.1	$6.4
Patents and acquired technology	45.3	21.5	52.4	21.1
Trademarks	18.9	5.4	20.4	5.2
Other	1.3	0.6	1.9	1.1

Total intangible assets	$96.1	$35.0	$105.8	$33.8

All of the Company’s acquired identifiable intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. The Company recorded $4.9 million, $4.8 million and $3.8 million in amortization expense related to acquired intangible assets during the years ended December 31, 2005, 2004 and 2003, respectively. During the years 2006 through 2010, annual amortization expense is expected to be approximately $5 million.

NOTE 7. ALLOWANCE FOR CONTRACT LOSS

FMC Technologies Floating Systems, Inc., a subsidiary of FMC Technologies, entered into a $252 million contract to supply an offshore oil loading system to Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”) in 2002. In 2004, the Company recorded losses of $21.4 million on this project due to increased costs required to complete the project. These increased costs were caused, in part, by severe storms in November 2004 at the project sites which created significant delays in the execution of the project. This loss was reflected in the consolidated results for the year ended December 31, 2004.

During 2005, the execution of the project was delayed both by continued adverse weather conditions and by customer caused delays. Additionally, we experienced problems testing and installing the offshore pipelines and onshore equipment. Consequently, incremental costs were incurred and management increased its estimate of the total cost and time required to complete the contract and recorded a charge of $54.9 million.

Subsequent to December 31, 2005 the Company completed final testing of the installed equipment and received customer acceptance in accordance with the contract. Under the terms of the contract, Sonatrach is eligible to invoke penalties for late delivery. The customer acceptance date was beyond the date at which the maximum late penalties could be assessed. The penalties can total a maximum of 10% of the contract value or $25.2 million ($0.22 reduction in diluted earnings per share if the maximum penalty were to be recorded). Sonatrach has reserved its rights to assess the late penalties. However, the Company believes that it has contractual defenses against Sonatrach for the delay based on force majeure weather conditions, customer required work stoppages and other customer caused delays. Consequently, the Company does not believe the assessment of late penalties is probable.

The Company is currently pursuing claims against Sonatrach related to costs incurred by the Company due to customer work stoppages, work required beyond the contract scope and other customer caused delays. We have not recognized the value of any potential claims in these financial statements. No assurances can be provided regarding the timing of the resolution of these claims or that they will be on terms favorable to the Company. Should the Company and Sonatrach not be able to reach resolution, the contract requires that disputes be resolved through arbitration before an international tribunal in Paris, France under International Chamber of Commerce rules.

At December 31, 2005 and 2004, current liabilities on the Company’s consolidated balance sheets included $4.5 million and $5.8 million, respectively, representing the allowance for losses anticipated in completing the remainder of the project. See Note 17 for a description of a letter of credit issued as a warranty guarantee under the Sonatrach contract.

NOTE 8. DEBT

In April 2004, the Company secured a five-year $250.0 million revolving credit facility maturing April 2009. In November 2005, the Company amended the credit facility to extend the maturity from April 2009 to November 2010, add two one-year options to extend the term through 2012, and adjust the fees and margins. Borrowings under the restated credit agreement bear interest at a rate equal to, at the Company’s option, either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) an interest rate of 55 basis points above the London Interbank Offered Rate (“LIBOR”). The margin over LIBOR is variable and is determined based on the Company’s debt rating. Among other restrictions, the terms of the credit agreement include negative covenants related to liens and financial covenants related to debt to earnings ratios and interest coverage ratios.

Available capacity under the credit facility is reduced by outstanding letters of credit associated with the facility, which totaled $16.0 million as of December 31, 2005. Unused capacity under the credit facility at December 31, 2005 totaled $234.0 million.

The Company had a five-year $250.0 million revolving credit facility maturing in April 2006, which was terminated in November 2005. The credit facility carried an effective interest rate of 100 basis points above the one-month LIBOR. There were no borrowings on this facility as of December 31, 2004.

Additionally, in November 2005, the Company’s wholly owned subsidiary, FMC Technologies B.V. (“Tech BV”), entered into a $370 million five-year revolving credit agreement maturing in November 2010. The Company guaranteed the obligations of its subsidiary under such agreement. Borrowings under the credit agreement bear interest at a rate equal to, at Tech BV’s option, either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) an interest rate of 55 basis points above LIBOR. The margin over LIBOR is variable and is determined based on the Company’s debt rating. In May 2006, the outstanding borrowings on the facility convert to a term loan, and Tech BV will be required to make interest only payments at least quarterly and repay the outstanding principal and accrued interest by November 10, 2010. Unused capacity as of the conversion date will be unavailable for draws after May 2006. Among other restrictions, the terms of the credit agreement include negative covenants related to liens and financial covenants related to debt to earnings ratios and interest coverage ratios. Borrowings under the credit facility at December 31, 2005 totaled $231.0 million, with unused capacity of $139.0 million.

The Company’s wholly owned subsidiary, FMC Technologies Canada Corporation, has a Canadian Dollar 20.0 million revolving credit facility. The facility matures December 31, 2008 and contains financial covenants related to debt to earnings and interest coverage ratios. Borrowings bear interest at either the Canadian Dollar prime rate or bankers’ acceptance rate. Borrowings under the facility at December 31, 2005 totaled $11.6 million, with unused capacity of $5.6 million.

The Company is in compliance with all covenants on the revolving credit facilities as of December 31, 2005.

Commercial paper—The Company initiated a commercial paper program in the first quarter of 2003 to provide an alternative vehicle for meeting short-term funding requirements. Under this program, the Company has the ability to access short-term financing through its commercial paper dealers up to the unused capacity of the $250.0 million five-year revolving credit facility. Commercial paper borrowings are issued at market interest rates.

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

The Company’s future minimum lease payments under the terms of the sale-leaseback were $7.4 million as of December 31, 2005, and are payable as follows: $0.8 million in each year from 2006 through 2010, and $3.4 million thereafter.

Uncommitted credit—The Company has uncommitted credit lines at many of its international subsidiaries for immaterial amounts. The Company utilizes these facilities to provide a more efficient daily source of liquidity. The effective interest rates depend upon the local national market.

Short-term debt and current portion of long-term debt—Short-term debt and current portion of long-term debt consisted of the following:

	December 31,
(In millions)	2005	2004
Property financing	$0.3	$0.3
Foreign uncommitted credit facilities	2.9	2.2
Other	0.1	0.2

Total short-term debt and current portion of long-term debt	$3.3	$2.7

Long-term debt—Long-term debt consisted of the following:

	December 31,
(In millions)	2005	2004
Revolving credit facilities (1)	$242.6	$—
Commercial paper (2)	—	149.8
Property financing	9.6	9.9
Other	0.8	1.2

Total long-term debt	253.0	160.9
Less: current portion	(0.4)	(0.5)

Long-term debt, less current portion	$252.6	$160.4

(1)	The borrowings on the Company’s revolving credit facilities are shown as a long-term obligation on the consolidated balance sheet at December 31, 2005 because the Company has both the ability and intent to refinance these obligations on a long-term basis under the respective credit agreements.

(2)	Committed credit available under the Company’s five-year revolving credit facilities provided the ability to refinance the Company’s commercial paper obligations on a long-term basis; therefore, at December 31, 2004, the Company’s total commercial paper borrowings were classified as long-term on the consolidated balance sheet.

Maturities of total long-term debt as of December 31, 2005, are payable as follows: $0.4 million in 2006, $0.5 million in 2007, $12.0 million in 2008, $0.5 million in 2009, $231.5 million in 2010 and $8.1 million thereafter.

Interest rate swaps—As of December 31, 2005, the Company has interest rate swaps related to interest payments on $150.0 million of its variable rate borrowings on its $370 million revolving credit facility. The effect of these interest rate swaps, which were acquired in December 2005, is to fix the effective annual interest rate of these variable rate borrowings at 5.25%. The swaps, which mature in June 2008, were designated as hedges of interest payments. The swaps are accounted for as cash flow hedges and are included at fair value in other liabilities on the Company’s consolidated balance sheet at December 31, 2005.

In the fourth quarter of 2005, the Company replaced its commercial paper borrowings with draws from its revolving credit facilities. As a result, the Company removed the hedge relationship for its prior $150.0 million in interest rate swaps on the commercial paper borrowings, which fixed the interest rate at 2.9%. After removing the hedge relationship, the interest rate swaps became ineffective. In December 2005, the Company sold the interest rate swaps and deferred a gain of $7.7 million on the qualified hedged transaction. The deferred gain is included in accumulated other comprehensive loss as of December 31, 2005 and will be amortized into interest expense as interest expense on the underlying debt affects earnings through the maturity of the original swaps in June 2008.

Taking into account the amortization of the deferred gain, the effective interest rate on the $150.0 million of variable rate borrowings subject to the interest rate swaps will decline from the contractual fixed rate of 5.25% to an annual rate of approximately 3.2% through June 2008.

NOTE 9. INCOME TAXES

Domestic and foreign components of income (loss) before income taxes are shown below:

	Year Ended December 31,
(In millions)	2005	2004	2003
Domestic	$(52.3)	$33.5	$(21.9)
Foreign	214.6	125.5	117.5

Income before income taxes	$162.3	$159.0	$95.6

The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2005	2004	2003
Current:
Federal	$13.3	$(6.4)	$—
State	1.0	1.0	—
Foreign	53.6	56.6	23.2

Total current	67.9	51.2	23.2

Deferred:
Increase (decrease) in the valuation allowance for deferred tax assets	(1.0)	0.4	(1.5)
Other deferred tax (benefit) expense	(10.7)	(9.3)	5.0

Total deferred	(11.7)	(8.9)	3.5

Provision for income taxes	$56.2	$42.3	$26.7

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2005	2004
Deferred tax assets attributable to:
Reserves for insurance, warranties and other	$46.7	$48.2
Foreign tax credit carryforwards	41.7	20.7
Net operating loss carryforwards	30.9	36.1
Stock-based compensation	19.6	14.9
Accrued pension and other postretirement benefits	17.1	10.2
Inventories	15.5	11.4
Other	0.4	0.4

Deferred tax assets	171.9	141.9
Valuation allowance	(16.9)	(17.9)

Deferred tax assets, net of valuation allowance	155.0	124.0

Deferred tax liabilities attributable to:
Revenue in excess of billings on contracts accounted for under the percentage of completion method	47.7	36.6
Property, plant and equipment, goodwill and other assets	35.1	43.7

Deferred tax liabilities	82.8	80.3

Net deferred tax assets	$72.2	$43.7

At December 31, 2005 and 2004, the carrying amount of net deferred tax assets and the related valuation allowance included the impact of foreign currency translation adjustments. Included in the Company’s deferred tax assets at December 31, 2005 are U.S. foreign tax credit carryforwards of $41.7 million, which, if not utilized, will begin to expire after 2012. Realization of these deferred tax assets is dependent on the generation of sufficient U.S. taxable income prior to the above date. Based on long-term forecasts of operating results, management believes that it is more likely than not that domestic earnings over the forecast period will result in sufficient U.S. taxable income to fully realize these deferred tax assets. In its analysis, management has considered the effect of foreign deemed dividends and other expected adjustments to domestic earnings that are required in determining U.S. taxable income. Foreign earnings taxable to the Company as dividends, including deemed dividends for U.S. tax purposes, were $474.2 million, $30.8 million, and $30.3 million in 2005, 2004 and 2003, respectively. The significant increase in the amount of dividends in 2005 compared to 2004 and 2003 is due to the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (the “JOBS Act”) in 2005. Also included in deferred tax assets are tax benefits related to net operating loss carryforwards attributable to foreign entities. Management believes it is more likely than not that the Company will not be able to utilize certain of these operating loss carryforwards before expiration; therefore, the Company has established a valuation allowance against the related deferred tax assets.

By country, current and non-current deferred income taxes included in the Company’s consolidated balance sheet at December 31, 2005, were as follows:

	December 31, 2005
(In millions)	Current asset (liability)	Non-current asset (liability)	Total
United States	$35.9	$89.4	$125.3
Norway	(42.6)	10.0	(32.6)
Brazil	0.4	(18.8)	(18.4)
Other foreign	(1.1)	(1.0)	(2.1)

Net deferred tax assets (liabilities)	$(7.4)	$79.6	$72.2

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
	2005	2004	2003
Statutory U.S. federal income tax rate	35%	35%	35%
Net difference resulting from:
Foreign earnings subject to different tax rates	(10)	(10)	(10)
Tax on foreign intercompany dividends and deemed dividends for tax purposes	19	3	5
Settlement of tax dispute	—	(4)	—
Settlement of IRS audit	(3)	—	—
Adjustment of foreign deferred tax accounts	(4)	—	—
Nondeductible expenses	—	1	2
Change in valuation allowance	—	—	(2)
Other	(2)	2	(2)

Total difference	—	(8)	(7)

Effective income tax rate	35%	27%	28%

Included in the 2005 provision for income taxes were taxes related to the repatriation of foreign earnings during the fourth quarter of 2005. The JOBS Act, signed into law on October 22, 2004, created an incentive for U.S. corporations to repatriate earnings of foreign subsidiaries in 2005 by providing an 85% dividends received deduction for qualifying dividends. In October 2005, the Company completed its analysis of the JOBS Act, and the Company’s Chief Executive Officer and its Board of Directors approved a plan to repatriate approximately $473 million of foreign earnings, including $349 million under provisions of the JOBS Act. The Company executed this repatriation plan during the fourth quarter of 2005 and intends to use the repatriated cash to fund qualifying domestic expenditures relating to the salaries and wages of its U.S. based workforce, obligations under qualified retirement and welfare benefit plans, and capital expenditures. Accordingly, the Company recorded income tax expense associated with the plan of approximately $25.5 million in the fourth quarter of 2005.

Also included in the 2005 provision for income taxes is a tax benefit of $5.2 million recorded in the third quarter resulting from the resolution of a U.S. federal income tax audit and a tax benefit of $5.4 million recorded in the fourth quarter resulting from the correction of an immaterial error related to accounting for deferred taxes.

For tax years prior to 2002, the operations of the Company and its subsidiaries were included in the federal consolidated, as well as certain state and foreign, tax returns of FMC Corporation. Pursuant to the terms of a Tax Sharing Agreement between the Company and FMC Corporation, the Company and its subsidiaries are liable for all taxes for tax years prior to 2002 that are related to its operations, computed as if the Company and its subsidiaries were a separate group filing its own tax returns for such periods. The Tax Sharing Agreement provides that the Company and FMC Corporation will make payments between them as appropriate in order to properly allocate the group’s tax liabilities for pre-2002 tax periods.

FMC Corporation’s federal income tax returns for years through 2001 have been examined by the Internal Revenue Service and are closed for federal income tax purposes. Management believes that adequate provision for income taxes has been made for remaining open tax years.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. The cumulative balance of these undistributed earnings was $131.3 million at December 31, 2005. It is not practicable to determine the amount of applicable taxes that would be incurred if any of these earnings were repatriated.

NOTE 10. RESERVE FOR DISCONTINUED OPERATIONS

The reserve for discontinued operations amounted to $6.1 million and $6.9 million at December 31, 2005 and 2004, respectively, and represents the Company’s estimate of its liability for claims associated with equipment manufactured by FMC Corporation’s discontinued machinery businesses, as defined in the Separation and Distribution Agreement (Note 15). Among the discontinued businesses are the construction equipment group and the power control, beverage, marine and rail divisions.

There were no increases to the reserve for discontinued operations during the three-year period ended December 31, 2005. Payments amounted to $0.8 million, $5.9 million and $5.2 million for the years ended December 31, 2005, 2004 and 2003, respectively, and were related to product liability claims, insurance premiums and fees for claims administration. The product liability claims were primarily associated with cranes that were manufactured by the construction equipment group.

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

The cash flow statement has been revised to clarify that all cash required by discontinued operations were related solely to operating activities.

NOTE 11. PENSIONS AND POSTRETIREMENT AND OTHER BENEFIT PLANS

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

Effective January 1, 2003, the Company’s benefit obligation under the postretirement health care plan was fully capped at the 2002 benefit level, and additional changes to other postretirement benefits were adopted. These changes resulted in a reduction in the annual benefit cost of $2.2 million for 2003. In September 2005, the Company adopted changes to the plan design and cost sharing structure for its pre-65 and post-65 retiree healthcare plans and integration of the Medicare Part D prescription drug component into its post-65 retiree healthcare plan. These changes, which will be effective on January 1, 2006, resulted in a reduction in the benefit obligation of $9.9 million and the annual benefit cost of $0.6 million in 2005 and $1.9 million in 2006.

The Company has adopted the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” for its domestic pension plans as well as for many of its non-U.S. plans, including those covering employees in the United Kingdom, Norway, Germany, France, Sweden and Canada. Beginning in 2004, the Company included the plans covering employees in Sweden and France in its pension disclosures. The opening projected benefit obligation for the plans in Sweden and France of $12.5 million is reflected in the plan transition caption of the December 31, 2004 funded status table. Pension expense measured in compliance with SFAS No. 87 for the other non-U.S. pension plans is not materially different from the locally reported pension expense. The locally reported pension expense for the other non-U.S. plans amounted to $5.5 million, $4.2 million and $3.7 million for 2005, 2004 and 2003, respectively.

The Company uses a December 31 measurement date for the majority of its defined benefit pension and other postretirement benefit plans.

The funded status of the Company’s U.S. qualified and nonqualified pension plans, certain foreign pension plans and U.S. postretirement health care and life insurance benefit plans, together with the associated balances recognized in the Company’s consolidated financial statements as of December 31, 2005 and 2004, were as follows:

	Pensions		Other postretirement benefits
(In millions)	2005	2004	2005	2004
Accumulated benefit obligation	$639.2	$564.2

Projected benefit obligation at January 1	$656.9	$561.4	$34.3	$37.1
Service cost	26.0	22.8	0.5	0.6
Interest cost	36.9	35.1	1.6	2.1
Actuarial (gain) loss	60.1	28.4	(4.0)	(2.1)
Amendments	0.2	—	(9.9)	—
Plan transition	—	12.5	—	—
Foreign currency exchange rate changes	(23.6)	13.7	—	—
Plan participants’ contributions	1.7	1.6	3.4	3.1
Benefits paid	(18.5)	(18.6)	(4.8)	(6.5)

Projected benefit obligation at December 31	739.7	656.9	21.1	34.3

Fair value of plan assets at January 1	567.2	469.6	—	—
Actual return on plan assets	65.1	59.5	—	—
Foreign currency exchange rate changes	(17.8)	10.9	—	—
Company contributions	32.5	44.2	1.4	3.4
Plan participants’ contributions	1.7	1.6	3.4	3.1
Benefits paid	(18.5)	(18.6)	(4.8)	(6.5)

Fair value of plan assets at December 31	630.2	567.2	—	—

Funded status of the plans (liability)	(109.5)	(89.7)	(21.1)	(34.3)
Unrecognized actuarial loss	148.5	120.6	1.0	4.9
Unrecognized prior service cost (income)	1.9	2.7	(17.0)	(9.2)
Unrecognized transition asset	(3.9)	(4.7)	—	—

Net amounts recognized in the consolidated balance sheets at December 31	$37.0	$28.9	$(37.1)	$(38.6)

Accrued pension and other postretirement benefits	0.1	(10.7)	(37.1)	(38.6)
Other assets	0.5	0.7	—	—
Accumulated other comprehensive loss	36.4	38.9	—	—

Net amounts recognized in the consolidated balance sheets at December 31	$37.0	$28.9	$(37.1)	$(38.6)

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$736.0	$653.4	$21.1	$34.3
Aggregate fair value of plan assets	626.0	563.3	—	—

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	$191.4	$175.1
Aggregate fair value of plan assets	135.8	114.6

The table below summarizes the changes, on a pre-tax basis, in the gross minimum pension liability included in other comprehensive loss:

	Year Ended December 31,
(In millions)	2005	2004	2003
Increase (decrease) in minimum pension liability	$(2.5)	$2.8	$(20.6)

In 2005, $3.4 million of the decrease in minimum pension liability is attributable to foreign currency translation.

The following table summarizes the components of net periodic benefit cost:

	Pensions			Other postretirement benefits
(In millions)	2005	2004	2003	2005	2004	2003
Components of net annual benefit cost:
Service cost	$26.0	$22.8	$18.6	$0.5	$0.6	$0.7
Interest cost	36.9	35.1	30.8	1.6	2.1	2.2
Expected return on plan assets	(45.5)	(40.4)	(35.0)	—	—	—
Amortization of transition asset	(0.5)	1.0	(0.5)	—	—	—
Amortization of prior service cost (benefit)	0.8	1.0	1.0	(2.0)	(1.6)	(2.2)
Recognized net loss	6.0	5.7	3.0	(0.1)	0.2	0.4

Net annual benefit cost	$23.7	$25.2	$17.9	$—	$1.3	$1.1

Key assumptions—The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions		Other postretirement benefits
	2005	2004	2005	2004
Discount rate	5.46%	5.82%	5.80%	6.00%
Rate of compensation increase	3.58%	3.94%	—	—

The weighted average discount rate for pensions declined from 5.82% in 2004 to 5.46% in 2005, which increased the projected benefit obligation by $47.2 million. The decrease in the weighted average discount rate resulted primarily from reductions in the discount rates used in determining the pension benefits for the U.K. and U.S. plans. The discount rate used for determining the U.K. pension benefit obligations decreased from 5.50% in 2004 to 4.75% in 2005, increasing the projected benefit obligation by $25.4 million. Similarly, the discount rate used in determining U.S. pension benefit obligations decreased from 6.00% in 2004 to 5.80% in 2005, which raised the projected benefit obligation by $14.0 million. In the prior year, the discount rate for the U.S. plans was reduced from 6.25% in 2003, causing a $16.8 million increase in the projected benefit obligation.

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions			Other postretirement benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.82%	6.06%	6.51%	6.00%	6.25%	6.75%
Rate of compensation increase	3.94%	3.91%	3.96%	—	—	—
Expected rate of return on plan assets	8.56%	8.57%	8.58%	—	—	—

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees eligible to receive benefits under the plan.

The Company’s estimate of expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions and long-term growth expectations. Actual asset returns have been 10.7%, 11.8% and 22.8% for the years 2005, 2004 and 2003, respectively. On trailing five-year and ten-year bases, actual returns on plan assets have exceeded the expected rates of return.

In 2003, the weighted average expected rate of return on plan assets was reduced from 9.15% to 8.58% to reflect current market conditions, which increased the 2003 net annual benefit cost by $2.0 million. The change in the expected rate of return on plan assets was driven by the rate used in determining U.S. periodic benefit cost, which decreased from 9.25% in 2002 to 8.75% in 2003. Fluctuations in the expected rate of return on plan assets in 2004 and 2005 did not have a material impact on the periodic benefit cost recognized.

For measurement purposes, 10% and 12% increases in the per capita cost of health care benefits for pre-age 65 retirees and post-age 65 retirees are assumed for 2006. The rates of increase are forecast to decrease gradually to 5% in 2011 and remain at that level thereafter. Assumed health care cost trend rates will not have an effect on the amounts reported for the postretirement health care plan since the Company’s benefit obligation under the plan was fully capped at the 2002 benefit level. Accordingly, a one percentage point change in the assumed health care cost trend rates would not have a significant effect on total service and interest costs or on the Company’s postretirement health care obligation under this plan.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law on December 8, 2003. The Medicare Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D. In the first quarter of 2005, the Company completed its evaluation of the benefits provided by the plan and concluded that the benefits are not actuarially equivalent to those under Medicare Part D. Therefore, the reported net periodic benefit cost does not reflect any amount associated with the federal subsidy. In September 2005, the Company amended its retiree health program to coordinate with the new Medicare prescription drug program for our retirees over the age of 65.

Plan assets—The Company’s pension plan asset allocation, by asset category, was as follows:

	December 31,
(Percent of plan assets)	2005	2004
Equity securities	84.9%	82.8%
Debt securities	0.3	3.5
Insurance contracts	7.6	7.8
Cash	6.9	4.4
Other	0.3	1.5

Total	100.0%	100.0%

The Company’s pension investment strategy emphasizes maximizing returns, consistent with ensuring that sufficient assets are available to meet liabilities, and minimizing corporate cash contributions. Investment managers are retained to invest 100% of discretionary funds and are provided a high level of freedom in asset allocation. Targets include: performing in the top quartile of all large U.S. pension plans and obtaining an absolute rate of return at least equal to the discount rate used to value plan liabilities.

Contributions—The Company expects to contribute approximately $14 million to its pension plans in 2006. The pension contributions will be for the U.K. and Norway qualified pension plans. All of the contributions are expected to be in the form of cash. In 2005 and 2004, the Company contributed $32.5 million and $44.2 million to the pension plans, respectively, which included $15.0 million and $30.0 million, respectively, to the U.S. qualified pension plan.

Estimated future benefit payments—The following table summarizes expected benefit payments from the Company’s various pension and postretirement benefit plans through 2015. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions	Other postretirement benefits
2006	$23.0	$2.8
2007	24.8	2.9
2008	26.3	3.0
2009	28.9	3.0
2010	30.4	3.1
2011-2015	191.0	15.7

Savings Plans—The FMC Technologies, Inc. Savings and Investment Plan, a qualified salary reduction plan under Section 401(k) of the Internal Revenue Code, is a defined contribution plan. Additionally, the Company has a non-qualified deferred compensation plan, the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (“Non-Qualified Plan”), which allows certain highly compensated employees the option to defer the receipt of a portion of their salary. Participants earn a return based on hypothetical investments in the same options as the Company’s 401(k) plan, including Company stock. Changes in the market value of these participant investments are reflected as an adjustment to the deferred compensation liability with an offset to compensation expense. As of December 31, 2005 and 2004, the Company’s liability for the Non-Qualified Plan was $20.4 million and $15.9 million, respectively, and was recorded in other non-current liabilities. The Company makes no contributions to the deferred compensation plan but hedges the financial impact of changes in the participants’ hypothetical investments by purchasing similar investments. With the exception of Company stock, which is maintained at its cost basis, changes in the fair value of these investments are recognized as an offset to compensation expense. As of December 31, 2005 and 2004, the Company had investments for the Non-Qualified Plan totaling $14.9 million and $12.4 million, respectively, at fair market value and Company stock held in trust of $3.6 million and $2.4 million, respectively, at its cost basis.

The Company recognized expense of $11.1 million, $9.7 million and $8.0 million, for matching contributions to these plans in 2005, 2004 and 2003, respectively.

NOTE 12. STOCK-BASED COMPENSATION

The Company sponsors a share based compensation plan, which is described below, and has granted awards primarily in the form of stock options and nonvested stock awards (also known as restricted stock in the plan document). In each of the last three years, the Company has recognized compensation expense for awards under the plan and the corresponding income tax benefits related to the expense. The recorded amounts for each of the years in the three year period ended December 31, 2005 are as follows:

	2005	2004	2003
(In millions)
Stock-based compensation expense
Stock options	$3.7	$5.0	$11.0
Restricted stock	12.0	6.8	3.5
Other	0.8	0.5	0.7

Total stock-based compensation expense	$16.5	$12.3	$15.2
Income tax benefits related to stock-based compensation expense	$6.4	$4.8	$5.9

Stock-based compensation expense is recognized over the service period designated in each award. As of December 31, 2005, a portion of the stock-based compensation expense related to outstanding awards remains to be recognized in future periods. The compensation expense related to nonvested awards yet to be recognized totaled $18.8 million and $1.4 million for restricted stock and stock options, respectively. These costs are expected to be recognized over a weighted average period of 1.5 years for restricted stock and 1 year for stock options.

Incentive Compensation and Stock Plan

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

An aggregate of 16.5 million shares of the Company’s common stock are authorized to be granted to participants in the Plan, subject to a maximum of 8.0 million shares for grants of restricted stock, common stock and stock units. Of the 16.5 million shares, 4.5 million shares were allocated to satisfy awards previously granted by FMC Corporation that were replaced with awards issuable in shares of the Company’s common stock. At December 31, 2005, approximately 6.9 million shares were available for future grants under the Plan.

Management incentive awards may be awards of cash, common stock options, restricted stock or a combination thereof. Grants of common stock options may be incentive and/or nonqualified stock options. Under the plan, the exercise price for options cannot be less than the market value of the Company’s common stock at the date of grant. Options vest in accordance with the terms of the award as determined by the Committee, which is generally after three years of service, and expire not later than 10 years after the grant date. Restricted stock grants specify any applicable performance goals, the time and rate of vesting and such other provisions as determined by the Committee. Restricted stock grants generally vest after three to four years of service and provide for accelerated vesting if a participant reaches retirement age prior to the scheduled vesting date. Additionally, awards vest immediately upon a change of control as defined in the Plan agreement. A change of control is deemed to have occurred if (i) an individual or group acquires 20% or more of the then outstanding stock of the Company, (ii) a sale or other disposition of all or substantially all of the Company’s assets is consummated, (iii) a reorganization or merger is completed resulting in the shareholders immediately prior to the transaction holding 60% or less of the shares of the newly created corporation or (iv) a majority of the Board of Directors is replaced by means of an election contest or solicitation of proxies.

Stock-based compensation awards to non-employee directors consist of stock units, restricted stock and common stock options. Awards generally vest on the date of the Company’s annual stockholder meeting following the date of grant. Stock options are not exercisable, and restricted stock and stock units are not issued, until a director ceases services to the Board. At December 31, 2005, outstanding awards to active and retired non-employee directors included approximately 17 thousand vested stock options and 154 thousand stock units.

Restricted Stock—

The Company measures compensation cost on restricted stock awards based on the market price at the grant date and the number of shares awarded. The compensation cost for each award is recognized ratably over the applicable service period, after taking into account estimated forfeitures. A summary of the nonvested restricted stock awards as of December 31, 2005 and changes during the year is presented below:

(Number of restricted stock shares in thousands)	Shares	Weighted- average grant date fair value
Nonvested at December 31, 2004	1,037	$22.00
Granted	548	$33.67
Vested	(65)	$13.00
Forfeited	(4)	$25.60

Nonvested at December 31, 2005	1,516	$26.59

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31, 2005:

	2005	2004	2003
Weighted average grant date fair value of restricted stock awards granted	$33.67	$25.80	$19.79
Fair value of restricted stock vested (in millions)	$2.4	$3.9	$9.0

On January 3, 2006, approximately 190 thousand restricted stock awards vested and were issued to employees.

Stock Options—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003. There were no options granted in 2005.

	2004	2003
Risk-free interest rate	3.1%	2.9%
Stock volatility	35.1%	46.8%
Expected life in years	5	5
Expected dividend yield	—	—

The expected volatility is based on historical information on the Company’s share price as well as data from comparable companies. The Company incorporated the volatility data from comparable companies because of its limited historical share price information since the Company’s initial public offering in 2001. Compensation expense on stock options is calculated using the fair value of options, as determined in the option-pricing model, and the number of options granted, reduced by the estimated forfeitures.

The following shows stock option activity for the year ended December 31, 2005:

(Number of stock options in thousands, intrinsic value in millions)	Shares under option	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	4,107	$19.75
Granted with exercise price equal to fair value	—	$—
Exercised	(1,150)	$18.35
Forfeited	(8)	$20.96

Outstanding at December 31, 2005	2,949	$20.29	6.0	$66.7
Exercisable at December 31, 2005	1,699	$19.41	5.0	$39.9

The aggregate intrinsic value reflects the value to the option holders, or the difference between the market price as of December 31, 2005 and the exercise price of the option, which would have been received by the option holders had all options been exercised as of that date. While the intrinsic value is representative of the value to be gained by the option holders, this value is not indicative of compensation expense recorded by the Company, which is calculated based on the option-pricing model described above.

On January 3, 2006, approximately 800 thousand options became exercisable at a weighted-average exercise price per share of $19.39 with expiration in February 2013.

The following summarizes values for option activity in each of the years in the three year period ended December 31, 2005:

	2005	2004	2003
Weighted average grant date fair value of options granted	$—	$9.07	$8.59
Intrinsic value of options exercised (in millions)	$20.9	$27.5	$4.4

NOTE 13. STOCKHOLDERS’ EQUITY

Capital stock—The following is a summary of the Company’s capital stock activity during each of the years in the three-year period ended December 31, 2005:

(Number of shares in thousands)	Common stock	Common stock held in employee benefit trust	Common stock held in treasury
December 31, 2002	65,530	146	—
Stock awards	875	—	—
Net stock purchased for employee benefit trust	—	18	—

December 31, 2003	66,405	164	—
Stock awards	2,399	—	—
Net stock sold for employee benefit trust	—	(57)	—

December 31, 2004	68,804	107	—
Stock awards	1,202	—	—
Treasury stock purchases	—	—	1,751
Net stock purchased for employee benefit trust	—	21	—

December 31, 2005	70,006	128	1,751

The plan administrator of the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan purchases shares of the Company’s common stock on the open market. Such shares are placed in a trust owned by the Company.

At December 31, 2005, approximately 11.5 million shares of unissued common stock were reserved for future and existing stock awards.

The Company has been authorized by its Board of Directors to repurchase up to two million shares of its issued and outstanding common stock. In February 2005, the Company announced plans to begin repurchasing shares. Of the two million shares authorized, the Company repurchased 1,750,856 shares for $63.9 million in the year ended December 31, 2005. In February 2006, the Board of Directors approved the repurchase of an additional five million shares of the Company’s issued and outstanding common stock. The Company intends to hold repurchased shares in treasury for general corporate purposes, including issuances under its employee stock plans. The treasury shares are accounted for using the cost method.

No cash dividends were paid on the Company’s common stock in 2005, 2004 or 2003. The amount of cash dividends the Company would be permitted to declare is subject to restriction under certain circumstances in accordance with the Company’s credit facilities.

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

Accumulated other comprehensive income (loss)—Accumulated other comprehensive income (loss) consisted of the following:

	December 31,
(In millions)	2005	2004
Cumulative foreign currency translation adjustments	$(85.6)	$(48.2)
Cumulative deferral of hedging gains, net of tax	4.2	7.7
Cumulative minimum pension liability adjustments, net of tax	(27.1)	(26.6)
Unrealized gain on available-for-sale investment, net of tax	—	6.1

Accumulated other comprehensive loss	$(108.5)	$(61.0)

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative financial instruments—The Company uses derivative instruments to manage its foreign exchange and interest rate risk. Company policy allows for the use of derivative financial instruments only for identifiable exposures and, therefore, the Company does not enter into derivative instruments for trading purposes where the objective is to generate profits. At December 31, 2005 and 2004, derivative financial instruments consisted primarily of foreign currency forward contracts and interest rate swap contracts.

With respect to foreign currency exchange rate risk, the Company’s objective is to limit potential volatility in functional currency based earnings or cash flows from foreign currency exchange rate movements. The Company’s foreign currency exposures arise from transactions denominated in a currency other than an entity’s functional currency, primarily in connection with anticipated purchases and sales, and the settlement of receivables and payables. The primary currencies to which the Company is exposed include the Norwegian krone, the British pound, the Singapore dollar, the Euro, the Swedish krona, the Brazilian real and the U.S. dollar.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Foreign currency transaction gains and losses included in determining net income were $6.1 million loss, $3.4 million gain, and $0.9 million gain in the years ended December 31, 2005, 2004, and 2003, respectively.

Derivative contracts are executed centrally from the Company’s corporate office, except in certain emerging markets where local trading is more efficient. For anticipated transactions, the Company enters into external derivative contracts which correlate with each documented exposure in terms of currency and maturity, and the amount of the contract does not exceed the amount of the exposure being hedged. For foreign currency exposures recorded on the Company’s consolidated balance sheet, such as accounts receivable or payable, the Company evaluates and monitors consolidated net exposures, and ensures that external derivative financial instruments correlate with that net exposure in all material respects.

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

The following table summarizes the fair value of derivative instruments the Company had recognized in its consolidated balance sheets as of December 31, 2005 and 2004. These fair values reflect the estimated net amounts that the Company would receive or pay if it terminated the contracts at the reporting date based on quoted market prices of comparable contracts at those dates.

	Foreign currency exchange contracts December 31,		Interest rate swap agreements December 31,
(In millions)	2005	2004	2005	2004
Other current assets	$15.0	$37.6	$—	$—

Other assets	$6.6	$2.8	$—	$5.2

Other current liabilities	$14.6	$27.9	$—	$—

Other liabilities	$7.9	$3.2	$—	$—

At December 31, 2005, the net fair value of derivative instruments held on the balance sheet was $0.9 million loss. Cash flow hedges accounted for $3.0 million in net liabilities, while all other derivative instruments accounted for $2.1 million in net assets. The mark-to-market changes in cash flow hedges are deferred until the underlying hedged transactions are executed and are included in other comprehensive income (loss) on the consolidated balance sheets. The deferred gains, net of income taxes, included in accumulated other comprehensive loss totaled $4.2 million and $7.7 million at December 31, 2005 and 2004, respectively. Mark-to-market changes of all other derivative instruments are recorded in cost of sales on the consolidated statements of income and offset the mark-to-market changes of the underlying exposures. At December 31, 2005, of the net deferred hedging gain of $4.2 million, $0.4 million is expected to be recognized in earnings during the twelve months ending December 31, 2006, at the time the underlying hedged transactions are realized, and a net gain of $3.8 million is expected to be recognized at various times from January 1, 2007 through 2012.

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness related to the Company’s outstanding cash flow hedges, amounted to approximately $1.1 million loss, $0.6 million gain and $0.6 million gain, respectively, for the years ended December 31, 2005, 2004 and 2003. These amounts were included in cost of sales on the Company’s statements of income.

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

NOTE 15. RELATED PARTY TRANSACTIONS

FMC Corporation—FMC Technologies was a subsidiary of FMC Corporation until the distribution of FMC Technologies’ common stock by FMC Corporation, which was completed on December 31, 2001.

In June 2001, FMC Corporation contributed to the Company substantially all of the assets and liabilities of the businesses that comprise FMC Technologies (the “Separation”). FMC Technologies and FMC Corporation entered into certain agreements which defined key provisions related to the Separation and the ongoing relationship between the two companies after the Separation. These agreements included a Separation and Distribution Agreement (“SDA”) and a Tax Sharing Agreement, which provided that FMC Technologies and FMC Corporation would make payments between them as appropriate to properly allocate tax liabilities for pre-Separation periods.

As parties to the SDA, FMC Corporation and FMC Technologies each indemnify the other party from liabilities arising from their respective businesses or contracts, from liabilities arising from breach of the SDA, from certain claims made prior to the spin-off of the Company from FMC Corporation, and for claims related to discontinued operations (Note 17).

During 2004, the Company received $6.9 million from FMC Corporation as a result of a judgment in a tax dispute that arose in connection with the Separation.

MODEC International LLC and MODEC, Inc.—Until 2004, the Company was a partner in the MODEC International LLC joint venture. MODEC, Inc., the parent of the Company’s joint venture partner in MODEC International LLC, completed an initial public offering of approximately 11% of its common stock on the Tokyo Stock Exchange in July 2003. Beginning in May 2004, the Company had an annual right to convert its joint venture interest in MODEC International LLC into shares of common stock of MODEC, Inc., or, at MODEC, Inc.’s option, a combination of cash and common stock with total equivalent value. During 2004, the Company elected to exchange its interest in MODEC International LLC under terms of the joint venture agreement (Note 3). In 2005, the Company sold its investment in MODEC, Inc. common stock (Note 3).

NOTE 16. WARRANTY OBLIGATIONS

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

(In millions)	2005	2004
Balance at beginning of year	$12.7	$10.5
Expenses for new warranties	26.0	17.8
Adjustments to existing accruals	(0.6)	(2.5)
Claims paid	(19.0)	(13.1)

Balance at end of year	$19.1	$12.7

NOTE 17. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments—The Company leases office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide for payment of property taxes, insurance and repairs by the Company. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $38.3 million, $35.0 million and $30.8 million, in 2005, 2004 and 2003, respectively.

Minimum future rental payments under noncancelable operating leases amounted to approximately $117.2 million as of December 31, 2005, and are payable as follows: $26.9 million in 2006, $20.9 million in 2007, $17.5 million in 2008, $14.4 million in 2009, $13.8 million in 2010 and $23.7 million thereafter. Minimum future rental payments to be received under noncancelable subleases totaled $5.8 million at December 31, 2005.

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

Contingent liabilities associated with guarantees—In the ordinary course of business with customers, vendors and others, the Company issues standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $484 million at December 31, 2005, represented guarantees of the Company’s future performance. The Company had also provided approximately $63 million of bank guarantees and letters of credit to secure existing financial obligations of the Company. The majority of these financial instruments expire within two years; the Company expects to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

At December 31, 2005 and 2004, the Company has guarantees relating to third party financial obligations of approximately $0.4 million and $2.0 million, respectively. At December 31, 2004, the third party financial obligations included a $1.5 million guarantee issued by the Company for the debt of one of its customers. This guarantee expired in 2005.

The Company was primarily liable for an Industrial Development Revenue Bond payable to Franklin County, Ohio, until the obligations under the bond were assigned to a third party when the Company sold the land securing the bond. At December 31, 2005, the maximum potential amount of undiscounted future payments that the Company could be required to make under this bond is $3.9 million through final maturity in October 2009. Should the Company be required to make any payments under the bond, it may recover the property from the current owner, sell the property and use the proceeds to satisfy its payments under the bond. Management believes that proceeds from the sale of the property would cover a substantial portion of any potential future payments required.

The Company’s management believes that the ultimate resolution of its known contingencies will not materially affect the Company’s consolidated financial position or results of operations. However, it is possible that one of its customers, Sonatrach, may draw up to $12.6 million on an unconditional letter of credit for warranty obligations that the Company established with one of its lenders in conjunction with a recently completed long-term contract (see Note 7). The warranty obligations expire in February 2007.

Contingent liabilities associated with legal matters—The Company and FMC Corporation, its former parent, are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the SDA entered into between FMC Corporation and the Company during the spin-off of the Company from FMC Corporation in 2001, FMC Corporation is required to indemnify the Company for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. The Company expects that FMC Corporation will bear responsibility for the majority of these claims. Certain claims have been asserted subsequent to the spin-off. While the ultimate responsibility for certain of these claims cannot yet be determined due to lack of identification of the products or premises involved, the Company also expects that FMC will bear responsibility for a majority of these claims.

In February 2003, the Company initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. In 2004, this matter was removed to federal court pursuant to a motion by ABB. In January 2006, the United States District Court for the Southern District of Texas dismissed the claim providing that court with subject matter jurisdiction and remanded the matter to state court. A state court trial date has not yet been established.

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

NOTE 18. BUSINESS SEGMENTS

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

The Company’s reportable segments are:

•	Energy Production Systems - designs and manufactures systems and provides services used by oil and gas companies involved in land and offshore, particularly deepwater, exploration and production of crude oil and gas.

•	Energy Processing Systems - designs, manufactures and supplies technologically advanced high pressure valves and fittings for oilfield service customers; also manufactures and supplies liquid and gas measurement and transportation equipment and systems to customers involved in the production, transportation and processing of crude oil, natural gas and petroleum-based refined products.

•	FoodTech - designs, manufactures and services technologically sophisticated food processing and handling systems used for, among other things, fruit juice production, frozen food production, shelf-stable food production and convenience food preparation by the food industry.

•	Airport Systems - designs, manufactures and services technologically advanced equipment and systems primarily for commercial airlines, air freight companies, and airports.

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

Segment revenue and segment operating profit

	Year Ended December 31,
(In millions)	2005	2004	2003
Revenue:
Energy Production Systems	$1,850.2	$1,487.8	$1,136.2
Energy Processing Systems	521.8	493.3	431.7
Intercompany eliminations	(3.0)	(10.7)	(2.8)

Subtotal Energy Systems	2,369.0	1,970.4	1,565.1
FoodTech	539.2	525.8	524.7
Airport Systems	327.3	279.8	224.1
Intercompany eliminations	(8.8)	(8.3)	(6.8)

Total revenue	$3,226.7	$2,767.7	$2,307.1

Income before income taxes:
Segment operating profit:
Energy Production Systems	$75.3	$71.1	$66.0
Energy Processing Systems (1)	54.1	27.4	30.3

Subtotal Energy Systems	129.4	98.5	96.3
FoodTech	37.9	36.8	44.0
Airport Systems	23.8	16.0	12.4

Total segment operating profit	191.1	151.3	152.7

Corporate items:
Corporate expense (2)	(30.0)	(28.3)	(24.3)
Other expense, net (3)	(27.2)	(17.5)	(23.9)
Gain on sale of investments (4)	33.9	60.4	—
Net interest expense	(5.5)	(6.9)	(8.9)

Total corporate items	(28.8)	7.7	(57.1)

Income before income taxes	$162.3	$159.0	$95.6

(1)	Energy Processing Systems operating profit in 2004 included a goodwill impairment charge of $6.5 million.

(2)	Corporate expense primarily includes staff expenses.

(3)	Other expense, net, comprises expense related to stock-based compensation, LIFO inventory adjustments, expense related to employee pension and other postretirement employee benefits and foreign currency related gains or losses.

(4)	In 2004, the Company converted its investment in MODEC International LLC into shares of MODEC, Inc. and cash, recognizing a gain of $60.4 million (see Note 3). In 2005, the Company liquidated its investment in MODEC, Inc. and recorded a gain of $25.3 million and realized an $8.6 million gain on the sale of its interest in a joint venture (see Note 3).

Segment operating capital employed and segment assets

	December 31,
(In millions)	2005	2004
Segment operating capital employed (1):
Energy Production Systems	$453.5	$362.1
Energy Processing Systems	193.5	169.1

Subtotal Energy Systems	647.0	531.2
FoodTech	166.8	183.4
Airport Systems	85.7	77.7

Total segment operating capital employed	899.5	792.3
Segment liabilities included in total segment operating capital employed (2)	987.9	874.1
Corporate (3)	208.2	227.5

Total assets	$2,095.6	$1,893.9

Segment assets:
Energy Production Systems	$1,099.7	$892.5
Energy Processing Systems	307.9	303.2
Intercompany eliminations	(1.1)	(1.6)

Subtotal Energy Systems	1,406.5	1,194.1
FoodTech	340.2	341.5
Airport Systems	140.7	130.8

Total segment assets	1,887.4	1,666.4
Corporate (3)	208.2	227.5

Total assets	$2,095.6	$1,893.9

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO reserves.

(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments from customers, accrued payroll and other liabilities.

(3)	Corporate includes cash, the available for sale investment, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment and the fair value of derivatives.

Geographic segment information

Geographic segment sales were identified based on the location where the Company’s products and services were delivered. Geographic segment long-lived assets include investments; property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

	Year Ended December 31,
(In millions)	2005	2004	2003
Revenue (by location of customer):
United States	$1,010.8	$921.3	$871.1
Norway	430.9	391.0	279.1
All other countries	1,785.0	1,455.4	1,156.9

Total revenue	$3,226.7	$2,767.7	$2,307.1

	December 31,
(In millions)	2005	2004	2003
Long-lived assets:
United States	$283.9	$314.1	$267.1
Brazil	79.8	66.4	62.7
Netherlands	57.1	58.4	58.4
Norway	40.1	53.0	57.8
All other countries	120.5	129.3	123.9

Total long-lived assets	$581.4	$621.2	$569.9

Other business segment information

	Capital expenditures Year Ended December 31,				Depreciation and amortization Year Ended December 31,			Research and development expense Year Ended December 31,
(In millions)	2005	2004	2003		2005	2004	2003	2005	2004	2003
Energy Production Systems	$59.3	$24.3	$45.5		$33.7	$30.8	$24.9	$26.7	$25.7	$19.9
Energy Processing Systems	9.4	4.4	9.2		7.7	8.2	7.1	5.7	5.9	5.7

Subtotal Energy Systems	68.7	28.7	54.7		41.4	39.0	32.0	32.4	31.6	25.6
FoodTech	20.0	19.4	23.9		20.5	20.6	21.1	13.2	12.9	14.4
Airport Systems	1.9	1.1	0.3		2.0	1.9	2.1	5.9	5.9	5.3
Corporate	1.2	1.0	1.3		2.0	2.0	2.5	—	—	—

Total	$91.8	$50.2	$80.2	(1)	$65.9	$63.5	$57.7	$51.5	$50.4	$45.3

(1)	Capital expenditures in 2003 included $15.0 million for the repurchase of sale-leaseback assets related to the following business segments: Energy Production Systems ($5.0 million), Energy Processing Systems ($5.7 million) and FoodTech ($4.3 million).

NOTE 19. QUARTERLY INFORMATION (UNAUDITED)

	2005				2004
(In millions, except per share data and common stock prices)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$956.5	$776.1	$812.5	$681.6	$833.5	$700.0	$671.5	$562.7
Cost of sales	$777.8	$639.7	$673.0	$583.0	$706.9	$574.1	$541.3	$449.8
Net income	$31.0	$45.7	$29.4	$0.0	$57.2	$22.0	$24.1	$13.4
Basic earnings per share (1)	$0.45	$0.66	$0.43	$0.00	$0.83	$0.32	$0.36	$0.20
Diluted earnings per share (1)	$0.44	$0.65	$0.42	$0.00	$0.81	$0.32	$0.35	$0.20
Common stock price:
High	$43.78	$42.11	$33.76	$35.87	$34.50	$33.99	$29.05	$28.51
Low	$34.87	$32.00	$29.05	$29.44	$28.50	$28.07	$24.87	$21.97

(1)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.

In the third quarter of 2005, the Company recorded a gain on the sale of an investment amounting to $25.3 million ($15.4 million after tax). In the fourth quarter of 2005, the Company recorded a gain on the sale of its interest in a joint venture amounting to $8.6 million ($7.4 million after tax). Also in the fourth quarter, the Company recognized $25.5 million in income tax provision as a result of repatriating foreign earnings under the provisions of the JOBS Act. The Company adopted SFAS No. 123R effective October 1, 2005. The adoption did not have a material effect on the Company’s results of operations.

In the fourth quarter of 2004, the Company recorded a gain on the conversion of an investment amounting to $60.4 million ($36.1 million after tax) and a goodwill impairment charge amounting to $6.5 million ($6.1 million after tax). Also in the fourth quarter of 2004, the Company recognized $11.9 million in tax benefits from a favorable judgment in a tax dispute with FMC Corporation and the resolution of foreign tax audits.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. Based on that evaluation, we have concluded that our disclosure controls and procedures were effective in providing reasonable assurance that material information required to be disclosed is included on a timely basis in the reports we file or submit with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. During the quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to the evaluation date, we have not made any significant changes in internal controls or in other factors that could significantly affect internal controls over financial reporting.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited management’s assessment, presented in Management’s Annual Report on Internal Control over Financial Reporting, that FMC Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FMC Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that FMC Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, FMC Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2005, and our report dated February 24, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois

February 24, 2006

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors is incorporated herein by reference from the section entitled “Board of Directors” of the Proxy Statement for the 2006 Annual Meeting of Stockholders. Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each of these committees operates pursuant to a written charter setting out the functions and responsibilities of the committee. The charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors may be found on our website at www.fmctechnologies.com under “Corporate Overview – Corporate Governance” and are also available in print to any stockholder upon request without charge by submitting a written request to Jeffrey W. Carr, General Counsel and Secretary, FMC Technologies, Inc., 1803 Gears Road, Houston, Texas 77067. Information concerning audit committee financial experts on the Audit Committee of the Board of Directors is incorporated herein by reference from the section entitled “Committees of the Board of Directors – Audit Committee” of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

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

Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference from the sections entitled “Security Ownership of FMC Technologies” and “Equity Compensation Plan Information” of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference from the section entitled “Certain Relationships and Related Party Transactions” of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the section entitled “Relationship with Independent Public Accountants” of the Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements and Related Report of Independent Registered Public Accounting Firm:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

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

See Index of Exhibits beginning on page 77 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of FMC Technologies, Inc. and consolidated subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, in 2005 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, modifying share-based compensation, and changed its method of accounting for stock-based compensation in 2004.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FMC Technologies, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois

February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

Under date of February 24, 2006, we reported on the consolidated balance sheets of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2005, which are included in the annual report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule II – Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois

February 24, 2006

Schedule II—Valuation and Qualifying Accounts

(In thousands)
		Additions
Description	Balance at beginning of period	charged to costs and expenses	charged to other accounts (a)	Deductions and other (b)	Balance at end of period
Year ended December 31, 2003:
Allowance for doubtful accounts	$10,520	$2,470	$1,239	$3,943	$10,286
Valuation allowance for deferred tax assets	$20,272	$974	$1,686	$5,461	$17,471

Year ended December 31, 2004:
Allowance for doubtful accounts	$10,286	$2,553	$392	$2,301	$10,930
Valuation allowance for deferred tax assets	$17,471	$2,379	$1,124	$3,068	$17,906

Year ended December 31, 2005:
Allowance for doubtful accounts	$10,930	$1,002	$(578)	$1,760	$9,594
Valuation allowance for deferred tax assets	$17,906	$2,541	$1,474	$5,038	$16,883

(a) – “Additions charged to other accounts” includes translation adjustments and allowances acquired through business combinations.

(b) – “Deductions and other” includes write-offs, net of recoveries, and reductions in the allowances credited to expense.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC TECHNOLOGIES, INC. (Registrant)

By:	/s/ WILLIAM H. SCHUMANN, III
William H. Schumann, III
Senior Vice President and
Chief Financial Officer

Date: February 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Signature

February 24, 2006	/s/ JOSEPH H. NETHERLAND
Joseph H. Netherland Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

February 24, 2006	/s/ WILLIAM H. SCHUMANN, III
William H. Schumann, III Senior Vice President and Chief Financial Officer (Principal Financial Officer)

February 24, 2006	/s/ RONALD D. MAMBU
Ronald D. Mambu Vice President and Controller (Principal Accounting Officer)

February 24, 2006	/s/ MIKE R. BOWLIN
Mike R. Bowlin, Director

February 24, 2006	/s/ C. MAURY DEVINE
C. Maury Devine, Director

February 24, 2006	/s/ THOMAS M. HAMILTON
Thomas M. Hamilton, Director

February 24, 2006	/s/ ASBJØRN LARSEN
Asbjørn Larsen, Director

February 24, 2006	/s/ EDWARD J. MOONEY
Edward J. Mooney, Director

February 24, 2006	/s/ RICHARD A. PATTAROZZI
Richard A. Pattarozzi, Director

February 24, 2006	/s/ JAMES M. RINGLER
James M. Ringler, Director

February 24, 2006	/s/ JAMES R. THOMPSON
James R. Thompson, Director

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
2.1	Separation and Distribution Agreement by and between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 2.1 to the Form S-1/A filed on June 6, 2001).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form S-1/A filed on April 4, 2001).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 the Form S-1/A filed on April 4, 2001).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001).

10.1	Tax Sharing Agreement by and among FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.1 to the Form S-1/A filed on June 6, 2001).

10.2	Employee Benefits Agreement by and between FMC Corporation and the Company, dated as of May 30, 2001 (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on June 6, 2001).

10.3	Transition Services Agreement between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.3 to the Form S-1/A filed on June 6, 2001).

10.4*	FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4 to the Form S-1/A filed on June 6, 2001).

10.4.a*	First Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.a to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.4.b*	Second Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.b to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.4.c*	Third Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.c to the Quarterly Report on Form 10-Q filed on May 7, 2004).

10.4.d*	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from 10.4d to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.e*	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director) (incorporated by reference from 10.4e to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.f*	Form of Grant Agreement for Key Manager Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4f to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.g*	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from 10.4g to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.h*	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director) (incorporated by reference from 10.4h to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.i*	Form of Grant Agreement for Stock Appreciation Rights Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4i to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.j*	Form of Grant Agreement for Performance Units Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4j to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.5*	Forms of Executive Severance Agreements (incorporated by reference from Exhibit 10.5 to the Forms S-1/A filed on June 6, 2001).

10.7.a*	FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.7.b*	FMC Technologies, Inc. Equivalent Retirement Plan Grantor Trust Agreement (incorporated by reference from Exhibit 10.7.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.7.c*	First Amendment to the FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.a*	FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.b*	FMC Technologies, Inc. Savings and Investment Plan Trust (incorporated by reference from Exhibit 10.8.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.c*	First Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.d*	Second Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.d to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.e*	Third Amendment of the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.e to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.9.a*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.9.b*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan Trust Agreement (incorporated by reference from Exhibit 10.9.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.9.c*	First Amendment to the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.10	Commercial Paper Dealer Agreement 4(2) Program between Merrill Lynch Money Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Company, dated as of January 24, 2003 (incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K filed on March 25, 2003).

10.11	Commercial Paper Dealer Agreement 4(2) Program between Banc of America Securities LLC and the Company, dated as of January 24, 2003 (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K filed on March 25, 2003).

10.12	Issuing and Paying Agency Agreement between Wells Fargo Bank, National Association and the Company, dated as of January 3, 2004 (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed on March 12, 2004).

10.13	$250,000,000 Amended and Restated Five-Year Credit Agreement dated November 10, 2005, by and among FMC Technologies, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.13 to the Form 8-K filed on November 14, 2005).

10.14	$370,000,000 Five-Year Credit Agreement dated November 10, 2005 by and among FMC Technologies B.V., FMC Technologies, Inc., DNB Nor Bank ASA, as Administrative Agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.14 to the Form 8-K filed on November 14, 2005).

14.1	FMC Technologies, Inc. Code of Business Conduct and Ethics Including Provisions for Principal Executive and Financial Officers (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed on March 12, 2004).

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.