Form 10-Q
period 2006-03-31
FMC TECHNOLOGIES INC
filed 2006-05-09
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, par value $0.01 per share	68,363,717

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue	$869.3	$681.6
Costs and expenses:
Cost of sales	683.8	583.0
Selling, general and administrative expense	97.7	88.6
Research and development expense	12.1	13.3

Total costs and expenses	793.6	684.9
Net gain on disposal of assets	0.2	2.7
Minority interests	(0.8)	(0.8)

Income (loss) before net interest expense and income taxes	75.1	(1.4)
Net interest expense	(1.5)	(1.2)

Income (loss) before income taxes	73.6	(2.6)
Provision (benefit) for income taxes	26.6	(2.6)

Net income	$47.0	$0.0

Earnings per share (Note 2)
Basic	$0.68	$0.00

Diluted	$0.67	$0.00

Weighted average shares outstanding (Note 2)
Basic	68.7	69.1

Diluted	70.4	69.1

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$106.7	$152.9
Trade receivables, net of allowances of $9.2 in 2006 and $9.6 in 2005	763.9	736.3
Inventories (Note 3)	526.8	449.4
Prepaid expenses	25.6	21.1
Other current assets	74.4	68.4

Total current assets	1,497.4	1,428.1
Investments	21.6	22.3
Property, plant and equipment, net of accumulated depreciation of $470.1 in 2006 and $452.9 in 2005	372.2	353.3
Goodwill	121.5	117.4
Intangible assets, net	61.8	61.1
Deferred income taxes	75.1	79.6
Other assets	31.1	33.8

Total assets	$2,180.7	$2,095.6

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$4.5	$3.3
Accounts payable, trade and other	371.5	366.2
Advance payments and progress billings	365.7	348.6
Other current liabilities	290.7	289.2
Income taxes payable	27.6	28.3
Current portion of accrued pension and other postretirement benefits	15.3	15.2
Deferred income taxes	12.7	7.4

Total current liabilities	1,088.0	1,058.2
Long-term debt, less current portion	260.2	252.6
Accrued pension and other postretirement benefits, less current portion	25.2	21.8
Reserve for discontinued operations	6.0	6.1
Other liabilities	48.5	50.2
Minority interests in consolidated companies	8.0	7.2
Commitments and contingent liabilities (Note 9)
Stockholders’ equity (Note 8):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2006 or 2005	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 70.6 and 70.0 shares issued in 2006 and 2005, respectively; 68.2 and 68.1 shares outstanding in 2006 and 2005, respectively	0.7	0.7
Common stock held in employee benefit trust, at cost; 0.1 shares outstanding in 2006 and 2005	(4.0)	(3.6)
Common stock held in treasury, at cost; 2.3 and 1.8 shares in 2006 and 2005, respectively	(91.6)	(63.9)
Capital in excess of par value of common stock	693.8	681.6
Retained earnings	240.2	193.2
Accumulated other comprehensive loss	(94.3)	(108.5)

Total stockholders’ equity	744.8	699.5

Total liabilities and stockholders’ equity	$2,180.7	$2,095.6

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2006	2005
Cash provided (required) by operating activities of continuing operations:
Net income	$47.0	$0.0
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	13.9	13.0
Amortization	2.8	3.0
Employee benefit plan costs	12.2	9.7
Deferred income tax benefit	(2.4)	(9.7)
Net gain on disposal of assets	(0.2)	(2.7)
Other	3.3	3.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(21.2)	24.2
Inventories	(74.9)	(85.9)
Other current assets and other assets	(9.5)	3.2
Accounts payable, trade and other	(1.8)	(26.8)
Advance payments and progress billings	15.8	51.2
Other current liabilities and other liabilities	(1.9)	(25.5)
Income taxes payable	9.2	(0.6)
Accrued pension and other postretirement benefits, net	(4.0)	(7.5)

Cash required by operating activities of continuing operations	(11.7)	(51.3)

Operating cash required by discontinued operations – revised *	(0.1)	(0.1)

Cash provided (required) by investing activities:
Capital expenditures	(29.1)	(11.3)
Proceeds from disposal of property, plant and equipment and other long-lived assets	1.2	4.7
Other	1.4	—

Cash required by investing activities	(26.5)	(6.6)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt and current portion of long-term debt	1.2	(0.3)
Net increase in commercial paper	—	3.9
Proceeds from issuance of long-term debt	7.5	—
Repayments of long-term debt	—	(0.4)
Proceeds from issuance of common stock upon exercise of stock options	11.4	9.4
Increase in common stock held in treasury	(35.2)	(5.7)
Excess tax benefits	7.3	1.9
Net increase in common stock held in employee benefit trust	(0.4)	(0.2)

Cash (required) provided by financing activities	(8.2)	8.6

Effect of exchange rate changes on cash and cash equivalents	0.3	(2.3)

Decrease in cash and cash equivalents	(46.2)	(51.7)
Cash and cash equivalents, beginning of period	152.9	124.1

Cash and cash equivalents, end of period	$106.7	$72.4

*All cash required by discontinued operations related solely to operating activities.

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements, and notes thereto (the “statements”), of FMC Technologies, Inc. and its consolidated subsidiaries (“FMC Technologies”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2005.

In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of those for the full year. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

Note 2: Earnings Per Share (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

(In millions, except per share data)	Three Months Ended March 31,
	2006	2005
Basic earnings per share:
Net income	$47.0	$0.0

Weighted average number of shares outstanding	68.7	69.1

Basic earnings per share	$0.68	$0.00

Diluted earnings per share:
Net income	$47.0	$0.0

Weighted average number of shares outstanding	68.7	69.1
Effect of dilutive securities:
Options on common stock	1.0	—
Restricted stock	0.7	—

Total shares and diluted securities	70.4	69.1

Diluted earnings per share	$0.67	$0.00

For the three months ended March 31, 2005, 1.7 million shares of stock were excluded from the computation of diluted shares outstanding as we had no earnings from continuing operations and therefore the shares would have had an anti-dilutive effect.

There were no dividends declared during the three-months ended March 31, 2006 or 2005.

Note 3: Inventories

Inventories consisted of the following:

(In millions)	March 31, 2006	December 31, 2005
Raw materials	$157.4	$135.4
Work in process	161.6	125.5
Finished goods	364.5	334.4

Gross inventories before LIFO reserves and valuation adjustments	683.5	595.3
LIFO reserves and valuation adjustments	(156.7)	(145.9)

Net inventories	$526.8	$449.4

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 as of January 1, 2006, and the adoption did not have a material effect on our results of operations, financial position or cash flows.

Note 4: Derivative Financial Instruments

The consolidated balance sheets include the following amounts representing the fair value of derivative instruments:

(In millions)	March 31, 2006	December 31, 2005
Other current assets	$20.6	$15.0

Other assets	$5.1	$6.6

Other current liabilities	$11.9	$14.6

Other liabilities	$4.0	$7.9

At March 31, 2006, the net fair value of derivative instruments held on the balance sheet was $9.8 million. Cash flow hedges accounted for $7.3 million in net assets, while other derivative instruments accounted for an additional $2.5 million in net assets. The mark-to-market changes in cash flow hedges are deferred until the underlying hedged transactions are executed and are included in other comprehensive income (loss) on the consolidated balance sheet. Net deferred gains, net of income tax, totaled $8.1 million and $4.2 million at March 31, 2006 and December 31, 2005, respectively. Mark-to-market changes of all other derivative instruments are recorded in cost of sales on the consolidated statements of income and offset the mark-to-market changes of the underlying exposures.

There was no material hedge ineffectiveness related to outstanding cash flow hedges recorded in earnings during the three-months ended March 31, 2006 or 2005.

Note 5: Warranty Obligations

We offer warranties of various lengths and terms to certain of our customers based on standard offerings and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized and when additional specific obligations are identified. The obligation reflected in the consolidated balance sheets is based on historical experience by product and considers failure rates and the related costs incurred in correcting a product failure. Warranty cost and accrual information is as follows:

(In millions)	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$19.1	$12.7
Expense for new warranties	3.5	3.3
Adjustments to existing accruals	(0.1)	0.1
Claims paid	(3.7)	(3.4)

Balance at end of period	$18.8	$12.7

Note 6: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
(In millions)	Three Months Ended March 31,
	2006	2005
Service cost	$7.9	$6.5
Interest cost	10.2	9.3
Expected return on plan assets	(12.9)	(11.5)
Amortization of transition asset	(0.1)	(0.1)
Amortization of prior service cost	0.2	0.2
Amortization of actuarial losses, net	2.2	1.6

Net periodic benefit cost	$7.5	$6.0

	Other Postretirement Benefits
(In millions)	Three Months Ended March 31,
	2006	2005
Service cost	$0.1	$0.2
Interest cost	0.4	0.6
Amortization of prior service benefit	(0.7)	(0.4)

Net periodic benefit cost	$(0.2)	$0.4

Note 7: Stock-Based Compensation

On October 1, 2005, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which modified the recognition of share-based compensation by (i) incorporating an estimate of forfeitures in the calculation of current expense and (ii) adjusting the recognition period for new awards that accelerate vesting upon retirement to reflect the lesser of the stated vesting period or the period until the employee becomes retirement eligible. As we accounted for our stock-based compensation under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, the adoption of SFAS No. 123R did not have a significant impact on our financial position or results of operations.

We sponsor a share based compensation plan and have granted awards primarily in the form of stock options and nonvested stock awards (also known as restricted stock in the plan document). We recognize compensation expense for awards under the plan and the corresponding income tax benefits related to the expense. The recorded amounts for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005
(In millions)

Stock options	$0.3	$1.0
Restricted stock	3.7	2.4
Other	0.4	0.1

Total stock-based compensation expense	$4.4	$3.5

Income tax benefits related to stock-based compensation expense	$1.7	$1.4

In the three months ended March 31, 2006 and 2005, we granted the following restricted share awards to employees:

	2006			2005
(Number of shares in thousands)	Shares		Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Time-based	352			512
Performance-based	94	*		—
Market-based	47	*		—

Outstanding at March 31	493		$47.78	512	$33.46

* Assumes maximum payout

Historically, we have granted our employees time-based restricted share awards that cliff vest three or four years from the grant date. The fair value of these time-based awards is determined using the market value of our common stock on the grant date. Compensation cost is recognized over the lesser of the stated vested period or the period until the employee reaches age 62, the retirement eligible age under the plan.

In 2006, we also granted restricted share awards with performance or market conditions. The vesting period for these awards is three years from the grant date.

For current year performance-based awards, actual payouts may vary from zero to 93,804 shares and will be dependent upon our performance relative to a peer group of companies with respect to EBITDA growth and return on investment for the year ending December 31, 2006. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.

For current year market-based awards, actual payouts may vary from zero to 46,902 shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return for the year ending December 31, 2006. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using Monte Carlo simulation, and is not subject to change based on future events.

There were no options granted in the three months ended March 31, 2006 or 2005.

Note 8: Stockholders’ Equity

We have been authorized by our Board of Directors to repurchase up to seven million shares of our issued and outstanding common stock. We repurchased 729,800 shares for $35.2 million and 170,700 shares for $5.7 million in the first quarters of 2006 and 2005, respectively. As of March 31, 2006, we have purchased 2,480,656 shares for $99.1 million under the buyback program. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our employee stock plans. During the three months ended March 31, 2006, we reissued 206,026 shares in connection with our incentive compensation plan. The treasury shares are accounted for using the cost method.

Comprehensive income (loss) consisted of the following:

(In millions)	Three Months Ended March 31,
	2006	2005
Net income	$47.0	$0.0
Foreign currency translation adjustments	10.3	(19.2)
Net deferral of hedging gains (losses), net of tax	3.9	(0.8)
Unrealized loss on available-for-sale investment, net of tax	—	(0.5)
Minimum pension liability adjustments, net of tax	—	0.8

Comprehensive income (loss)	$61.2	$(19.7)

As of March 31, 2005, the available-for-sale investment was reflected in investments on the consolidated balance sheet at its fair market value of $58.4 million. This investment was sold during September 2005. For the three months ended March 31, 2005, we did not sell any equity securities included in this investment, and thus there were no realized gains or losses included in net income for the period. The cost of the investment was $49.1 million at March 31, 2005.

Accumulated other comprehensive loss consisted of the following:

(In millions)	March 31, 2006	December 31, 2005
Cumulative foreign currency translation adjustments	$(75.3)	$(85.6)
Cumulative deferral of hedging gains, net of tax	8.1	4.2
Cumulative minimum pension liability adjustments, net of tax	(27.1)	(27.1)

Accumulated other comprehensive loss	$(94.3)	$(108.5)

During the three months ended March 31, 2006, 0.6 million shares were issued in connection with stock option exercises. In the year ended December 31, 2005, 1.2 million shares were issued for stock option exercises and restricted stock issuances.

Note 9: Commitments and Contingent Liabilities

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. The majority of these financial instruments represent guarantees of our future performance. Management does not expect these financial instruments to result in losses, if any, which would have a material adverse effect on our consolidated financial position or results of operations.

We, along with FMC Corporation, our former parent, are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the Separation and Distribution Agreement entered into between FMC Corporation and us during the spin-off of FMC Technologies from FMC Corporation in 2001, FMC Corporation is required to indemnify us for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. We expect that FMC Corporation will bear responsibility for the majority of these claims. Certain claims have been asserted subsequent to the spin-off. While the ultimate responsibility for certain of these claims cannot yet be determined due to lack of identification of the products or premises involved, we also expect that FMC Corporation will bear responsibility for a majority of these claims.

In February 2003, we initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. Our court action also names ABB’s joint venture as a party; therefore, the other joint venture member, Heerema Zwijndrecht B.V., shares joint and several liability with ABB for the obligations of the joint venture. In 2004, this matter was removed to federal court pursuant to a motion by ABB. In January 2006, the United States District Court for the Southern District of Texas dismissed the claim providing that court with subject matter jurisdiction and remanded the matter to state court. A state court trial date has not yet been established. In April 2006, ABB filed a voluntary pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, to resolve asbestos liability claims. This petition does not seek protection against claims outside of asbestos liability, and would accordingly not encompass the claims arising from the litigation we are pursuing against ABB and the joint venture. This limited bankruptcy petition does not affect our assessment of collectibility of the outstanding claims we have asserted and it has no detrimental impact on the court proceedings we have initiated.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

Sonatrach Project

FMC Technologies Floating Systems, Inc., a subsidiary of FMC Technologies, entered into a $252 million contract to supply an offshore oil loading system to Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”) in 2002. During 2004 and 2005, we incurred incremental costs in executing the project caused by delays from adverse weather conditions and customer actions as well as problems testing and installing the offshore pipelines and onshore equipment. As a result, we recorded charges of $54.9 million and $21.4 million in 2005 and 2004, respectively.

In February 2006, we completed final testing of the installed equipment and received customer acceptance in accordance with the contract. Under the terms of the contract, Sonatrach is eligible to invoke penalties for late delivery. The customer acceptance date was beyond the date at which the maximum late penalties could be assessed. The penalties can total a maximum of 10% of the contract value or $25.2 million ($0.22 reduction in diluted earnings per share if the maximum penalty were to be recorded). Sonatrach has reserved its rights to assess the late penalties. However, we believe that we have contractual defenses against Sonatrach based on force majeure weather conditions, customer required work stoppages and other customer caused delays. Consequently, we do not believe that the possible assessment of late penalties will have a material effect on our results of operations or cash flows.

Furthermore, we are currently pursuing claims against Sonatrach related to our costs incurred due to customer work stoppages, work required beyond the contract scope and other customer caused delays. We have not recognized the value of any potential claims in these financial statements. No assurances can be provided regarding the timing of the resolution of these claims or that they will be on terms favorable to us. Should we be unable to reach resolution with Sonatrach, the contract requires that disputes be resolved through arbitration before an international tribunal in Paris, France under International Chamber of Commerce rules.

We are subject to a warranty period related to the contract through February 2007. Sonatrach may draw up to $12.6 million on an unconditional letter of credit for warranty claims that we established with one of our lenders in conjunction with the contract. While it is possible that Sonatrach may draw on the letter of credit, we are not aware of any significant warranty issues and accordingly have made no provisions to establish a warranty reserve for this contract.

Note 10: Business Segment Information

Segment revenue and segment operating profit (loss)

(In millions)	Three Months Ended March 31,
	2006	2005
Revenue
Energy Production Systems	$527.7	$397.8
Energy Processing Systems	152.3	110.3
Intercompany eliminations	(0.1)	(1.0)

Subtotal Energy Systems	679.9	507.1
FoodTech	123.3	111.9
Airport Systems	68.2	64.7
Intercompany eliminations	(2.1)	(2.1)

Total revenue	$869.3	$681.6

Income (loss) before income taxes
Segment operating profit (loss):
Energy Production Systems	$53.9	$(1.2)
Energy Processing Systems	23.3	7.0

Subtotal Energy Systems	77.2	5.8
FoodTech	6.8	3.4
Airport Systems	2.5	4.1

Total segment operating profit	86.5	13.3
Corporate items:
Corporate expense(1)	(6.8)	(7.6)
Other expense, net(2)	(4.6)	(7.1)
Net interest expense	(1.5)	(1.2)

Total corporate items	(12.9)	(15.9)

Income (loss) before income taxes	73.6	(2.6)
(Provision) benefit for income taxes	(26.6)	2.6

Net income	$47.0	$0.0

(1)	Corporate expense primarily includes corporate staff expenses.
(2)	Other expense, net, includes expenses and income of corporate administration and generally includes stock-based compensation, other employee benefits, LIFO adjustments, and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed

(In millions)	March 31, 2006	December 31, 2005
Segment operating capital employed (1):
Energy Production Systems	$544.9	$453.5
Energy Processing Systems	208.5	193.5

Subtotal Energy Systems	753.4	647.0
FoodTech	155.3	166.8
Airport Systems	99.6	85.7

Total segment operating capital employed	1,008.3	899.5
Segment liabilities included in total segment operating capital employed (2)	1,021.7	987.9
Corporate (3)	150.7	208.2

Total assets	$2,180.7	$2,095.6

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO reserves.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment and the fair value of derivatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the Securities and Exchange Commission, our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, those described under Risk Factors in Item 1A of the Company’s 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2006.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In millions, except %)	Three Months Ended March 31,		Change
	2006	2005	$	%
Revenue	$869.3	$681.6	$187.7	27.5%
Costs and expenses:
Cost of sales	683.8	583.0	100.8	17.3
Selling, general and administrative expense	97.7	88.6	9.1	10.3
Research and development expense	12.1	13.3	(1.2)	(9.0)

Total costs and expenses	793.6	684.9	108.7	15.9
Net gain on disposal of assets	0.2	2.7	(2.5)	(92.6)
Minority interests	(0.8)	(0.8)	-	-
Net interest expense	(1.5)	(1.2)	(0.3)	25.0

Income (loss) before income taxes	$73.6	$(2.6)	$76.2	> 100.0
Provision (benefit) for income taxes	26.6	(2.6)	(29.2)	> 100.0

Net income	$47.0	$0.0	$47.0	> 100.0%

Our total revenue for the first quarter of 2006 reflects growth in all business segments compared to the same period in 2005. Our Energy Production Systems businesses provided $129.9 million of the $187.7 million increase. We benefited from the high demand for equipment and systems used in the major oil and gas producing regions throughout the world, especially in subsea systems. High oil and gas prices and rising rig count continue to drive high demand for our Energy Processing Systems businesses providing $42.0 million in incremental revenue compared to 2005. Absent the impact of changes in rates used to translate foreign currency revenue, the total dollar growth in consolidated revenue would have been $23.9 million higher in first quarter 2006.

Cost of sales totaled 78.7% of sales, down from 85.5% in 2005, resulting in incremental gross profit of $86.9 million in first quarter 2006 compared to 2005. In 2005, we recorded a $27.0 million loss provision on a long-term contract which was the primary driver of the higher cost of sales in 2005. Higher volumes generated approximately $41.0 million in incremental profits, particularly in our Energy Production Systems businesses. We had approximately $19.0 million in incremental profits resulting from margin improvement, particularly in our Energy Processing Systems businesses. See the segment results discussion in the section entitled “Operating Results of Business Segments” for further detail. Absent the impact of changes in rates used to translate foreign currency cost of sales, the total dollar increase in cost of sales would have been $19.6 million higher in first quarter 2006.

Selling, general and administrative expense for the first quarter of 2006 increased compared to the same period in 2005, but declined as a percentage of sales from 13.0% in 2005 to 11.2% in 2006. Higher costs in our Energy Production Systems business were primarily responsible for the dollar increase, the result of increased headcount required to support growth in this business segment. Absent the impact of changes in rates used to translate foreign currency expenses, the total dollar increase in selling, general and administrative expense would have been $1.7 million higher in first quarter 2006.

Net interest expense for the first quarter of 2006 was higher compared to the same period in 2005, primarily as a result of higher average debt levels.

Our income tax provision for first quarter 2006 reflects an effective tax rate of 36.1%. The income tax benefit for the three months ended March 31, 2005 was $2.6 million on loss before income taxes of $2.6 million. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates. We anticipate our full year effective tax rate will be approximately 31.0%, a reduction from our first quarter 2006 effective tax rate which includes higher international tax expense resulting from foreign currency exchange gains.

Outlook

We estimate that our full-year 2006 diluted earnings per share will be within the range of $2.60 to $2.80. The section entitled “Operating Results of Business Segments” provides further discussion of our 2006 outlook.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(In millions, except %)	Three Months Ended March 31,		Favorable/(Unfavorable)
	2006	2005	$	%
Revenue
Energy Production Systems	$527.7	$397.8	$129.9	32.7%
Energy Processing Systems	152.3	110.3	42.0	38.1
Intercompany eliminations	(0.1)	(1.0)	0.9	*

Subtotal Energy Systems	679.9	507.1	172.8	34.1
FoodTech	123.3	111.9	11.4	10.2
Airport Systems	68.2	64.7	3.5	5.4
Intercompany eliminations	(2.1)	(2.1)	-	0.0

Total revenue	$869.3	$681.6	$187.7	27.5%

Segment Operating Profit (Loss)
Energy Production Systems	$53.9	$(1.2)	$55.1	> 100.0%
Energy Processing Systems	23.3	7.0	16.3	> 100.0

Subtotal Energy Systems	77.2	5.8	71.4	> 100.0
FoodTech	6.8	3.4	3.4	100.0
Airport Systems	2.5	4.1	(1.6)	(39.0)

Total segment operating profit	86.5	13.3	73.2	> 100.0
Corporate items:
Corporate expense	(6.8)	(7.6)	0.8	10.5
Other expense, net	(4.6)	(7.1)	2.5	35.2
Net interest expense	(1.5)	(1.2)	(0.3)	(25.0)

Total corporate items	(12.9)	(15.9)	3.0	18.9

Income (loss) before income taxes	73.6	(2.6)	76.2	> 100.0
(Provision) benefit for income taxes	(26.6)	2.6	(29.2)	> (100.0)

Net income	$47.0	$0.0	$47.0	100.0%

*	Not meaningful

Segment operating profit (loss) is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit (loss): corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue was $129.9 million higher in the first quarter of 2006 compared to the same period in 2005. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Subsea systems revenue of $366.0 million increased 25% and surface systems revenue also contributed a significant increase in revenue compared to 2005. Subsea systems higher volumes reflect progress on new and ongoing projects located in the North Sea, offshore West Africa, in the Gulf of Mexico and offshore Brazil. Surface wellhead demand has continued consistent with the trend of higher oil and gas prices and high rig activity over the last twelve months. The translation of foreign currency revenue negatively affected the total dollar growth of $129.9 million by $17.3 million, predominantly within subsea system revenue.

Energy Production Systems generated operating profit of $53.9 million in the first quarter of 2006 compared to an operating loss of $1.2 million in the same period in 2005. The difference is primarily comprised of the non-recurrence of a loss provision on the Sonatrach contract ($27.0 million), an increase in operating margins ($17.1 million), and an increase in volume ($11.0 million). Most of the operating margin increase is driven by our subsea business, where margins have been increasing over the last several quarters. Profit margins in Energy Production Systems can fluctuate based upon the mix of projects, considering the geographic location and complexity of the projects in process, and our mix in the first quarter 2006 was favorable relative to the same period in the prior year. Additionally, Energy Production Systems benefited from the approval of a change order associated with a nearly complete project. This change order provided $3.5 million in both revenue and operating profit in first quarter 2006, as the related costs had been recognized in prior periods. The impact of foreign currency translation on the segment operating profit was minimal as the unfavorable effect on revenue was offset by similar decreases in expenses.

For 2006, we are expecting another year of growth in operating profit in our Energy Production Systems business. Our continued expectation of growth is based on our strong backlog of orders and forecasts of favorable market conditions, including the benefit from continued high oil and gas prices and increased rig activity worldwide.

Energy Processing Systems

Energy Processing Systems’ revenue was $42.0 million higher in the first quarter of 2006 compared to the same period in 2005. High oil and gas prices as well as the continuing strength in land-based drilling activity present over the last twelve months has driven a high demand for fluid control products, which are sold primarily to service companies. This demand highlights a fluid control revenue increase of $16.8 million compared to 2005. Additionally, incremental revenue from material handling systems ($7.9 million), loading systems ($9.1 million), and measurement systems ($8.1 million) over the first quarter of 2005 reflects the execution of backlog from significant growth in orders during the last several months of 2005.

Energy Processing Systems’ operating profit in the first quarter of 2006 increased by $16.3 million compared to the same period in 2005. Most of the incremental earnings resulted from the continued high demand for WECO®/Chiksan® and other fluid control products. Re-engineering activities in our loading systems business in 2005 have resulted in incremental earnings of approximately $2 million compared to first quarter 2005. Operating profit for first quarter 2006 does not include comparable restructuring costs of $2.1 million from first quarter 2005.

In 2006, we expect Energy Processing Systems to deliver overall growth in operating profit over 2005. Energy Processing Systems ended the first quarter with a strong backlog, and we expect the oil and gas prices, and healthy U.S. economic factors will contribute to high demand for the remainder of 2006.

FoodTech

FoodTech’s revenue increased by $11.4 million in the first quarter of 2006 compared with the same period in 2005. Higher volumes of freezing and cooking equipment, reflective of high demand from poultry processors particularly in North America, and higher volumes of food processing equipment sales were equally responsible for the increase. Absent the impact of changes in rates used to translate foreign currency revenue, total dollar growth for first quarter 2006 would have been $14 million.

FoodTech’s operating profit increased by more than $3 million in the first quarter of 2006 compared to the same period in 2005. Higher sales volumes were the largest factor driving the increased profit which included approximately $0.9 million in costs from restructuring activities. The impact of foreign currency translation on the segment operating profit was minimal as the unfavorable effect on revenue was offset by similar decreases in expenses.

We expect FoodTech operating profit for full-year 2006 to increase compared with 2005 results. We anticipate an increase in profitability from food processing, cooking, and freezing equipment, primarily from increasing demand from protein markets. Hurricane Wilma had a detrimental impact on the Florida citrus crop. Production of the crop generally occurs during the first and second quarters of the year. While an overall reduction in citrus production is anticipated for 2006, we believe there was a higher volume of citrus production in the first quarter 2006 than will be realized in second quarter 2006. This will likely result in lower FoodTech second quarter operating profit than realized in 2005.

Airport Systems

Airport Systems’ revenue was $3.5 million higher in the first quarter of 2006 compared with the same period in 2005. Most product lines revenue results were consistent with first quarter 2005 with the exception of our airport services business which experienced higher revenue due to increased volume at new and existing U.S. airport customers.

Airport Systems’ operating profit in the first quarter of 2006 decreased compared with the same period in 2005, primarily reflecting the absence of a $2.7 million gain recorded in 2005 from a land sale. Higher operating profit, mainly from increased revenue in the Airport Services business, partially offset the absence of the land sale gain.

We are projecting 2006 operating profit for Airport Systems to be consistent with 2005 results. The airline industry continues to experience high jet fuel and labor costs, constraining capital spending. These factors create pricing pressures and demand constraints in our industry which may inhibit our ability to maintain or grow our profits.

Corporate Items

Our corporate items reduced earnings by $12.9 million in 2006 compared to $15.9 million in 2005. The reduction in expense in 2006 includes $1.8 million in reduced foreign currency exchange losses. Additionally, we experienced favorable health insurance costs from our self-insured plans of $1.1 million compared to first quarter 2005.

Our corporate items generally comprise corporate staff expense, stock-based compensation, other employee benefits, LIFO inventory adjustments and net interest expense. We anticipate higher stock-based compensation in the next three quarters of 2006 relative to the comparable prior year period. Our full-year corporate items are expected to be consistent with 2005 results.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2006	2005
Energy Production Systems	$682.9	$308.6
Energy Processing Systems	151.0	129.4
Intercompany eliminations	—	(0.4)

Subtotal Energy Systems	833.9	437.6
FoodTech	157.5	134.5
Airport Systems	104.0	56.5
Intercompany eliminations	(1.5)	(3.2)

Total inbound orders	$1,093.9	$625.4

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	March 31, 2006	December 31, 2005	March 31, 2005
Energy Production Systems	$1,651.7	$1,496.5	$1,133.4
Energy Processing Systems	213.5	214.9	123.9
Intercompany eliminations	(0.2)	(0.4)	(0.3)

Subtotal Energy Systems	1,865.0	1,711.0	1,257.0
FoodTech	164.3	130.1	165.3
Airport Systems	129.6	93.8	111.6
Intercompany eliminations	(0.8)	(1.4)	(3.0)

Total order backlog	$2,158.1	$1,933.5	$1,530.9

The portion of total backlog at March 31, 2006 that we project will be recorded as revenue after fiscal year 2006 is approximately $441 million.

Energy Production Systems’ order backlog at March 31, 2006 increased relative to both December 31, 2005 and March 31, 2005, primarily as a result of orders for subsea systems and the timing of project execution. Subsea order backlog at March 31, 2006 included subsea projects associated with all of the major offshore oil and gas producing regions, such as Chevron’s Agbami project offshore Nigeria and Statoil’s Tyrihans project in the North Sea. Surface wellhead backlog also experienced an increase in backlog compared to March 31, 2005, reflecting stronger market conditions related to the upward trend in oil and gas prices.

Energy Processing Systems’ order backlog at March 31, 2006 held at 2005 year-end levels, as new orders in the first quarter matched the revenue recognized in the period. Since March 31, 2005, order backlog has increased because of higher orders in our fluid control and loading product lines. Expansion in land-based drilling activities has contributed to the growth in orders, especially for our fluid control products. Additionally, order backlog at March 31, 2006 contains approximately $30 million related to an order received in December 2005 for bulk material handling systems related to power generation.

FoodTech’s order backlog at March 31, 2006 increased relative to December 31, 2005, primarily attributable to higher order backlog for freezing and cooking equipment resulting from several large orders from international poultry processors. When compared with March 31, 2005, order backlog at March 31, 2006 was flat reflecting growth in the freezing and cooking equipment backlog offset by declines related to canning equipment.

Airport Systems’ order backlog at March 31, 2006 increased by 38% compared with December 31, 2005. Orders grew by 22% on a sequential basis with increases for ground support equipment from freight handlers and international airlines and Jetway® passenger boarding bridges from international airports. The increase in order backlog relative to March 31, 2005 is primarily attributable to higher orders for passenger boarding bridges.

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations, and when needed, through various credit facilities.

Our net debt at March 31, 2006 and December 31, 2005, was $158.0 million and $103.0 million, respectively. Net debt is a non-GAAP measure reflecting debt, net of cash. The following table provides details of the balance sheet classifications included in net debt.

(In millions)	March 31, 2006	December 31, 2005
Cash and cash equivalents	$106.7	$152.9
Short-term debt and current portion of long-term debt	(4.5)	(3.3)
Long-term debt, less current portion	(260.2)	(252.6)

Net debt	$(158.0)	$(103.0)

The increase in net debt was primarily due to the repurchase of our common stock and the increase in capital expenditures to support capacity expansion, particularly in our Energy Production Systems segment.

Cash Flows

Cash required by operating activities of continuing operations was $11.7 million and $51.3 million for the three months ended March 31, 2006 and 2005, respectively. Our working capital balances can vary significantly quarter to quarter depending on the payment terms and timing of delivery on key contracts.

Cash required by investing activities was $26.5 million and $6.6 million for the three months ended March 31, 2006 and 2005, respectively. The increase in cash required by investing activities reflects continued investment in production facilities, principally for Energy Production Systems.

Cash required by financing activities was $8.2 million compared with cash provided of $8.6 million for the three months ended March 31, 2006 and 2005, respectively. Our significant financing activities included cash outflows of $35.2 million for the repurchase of outstanding common stock during the first quarter of 2006.

Debt and Liquidity

The following is a summary of our credit facilities at March 31, 2006:

(In millions) Description	Commitment amount	Debt outstanding	Commercial paper outstanding	Letters of credit	Unused capacity	Maturity
			(a)	(b)
Five-year revolving credit facility	$250.0	$—	$—	$16.1	$233.9	November 2010
Five-year revolving credit facility	370.0	240.0	—	—	130.0	November 2010
Three-year revolving credit facility	17.1	10.2	—	—	6.9	December 2008

	$637.1	$250.2	$—	$16.1	$370.8

(a)	Our available capacity under our $250 million five-year revolving credit facility is reduced by any outstanding commercial paper.

(b)	The $250 million five-year revolving credit facility allows us to obtain a total of $150.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with this facility.

Subsequent to March 31, 2006, we renegotiated the terms of our $370 million five-year revolving credit facility to allow for continuance of the facility as a revolving line of credit or, at our discretion and with notice to the lenders, to convert the outstanding balance to a term loan. Upon conversion, unused capacity, if any at the time of conversion, would be forfeited. We do not currently have intentions to convert this facility into a term loan.

Under the commercial paper program, and subject to available capacity under our $250 million committed revolving credit facility, we have the ability to access up to $250.0 million of short-term financing through our commercial paper dealers.

Outlook

For 2006, we estimate capital expenditures will be approximately $100 million.

We plan to meet our cash requirements in 2006 with cash generated from operations and availability under our credit agreements.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting estimates. During the three months ended March 31, 2006, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that our disclosure controls and procedures were effective. During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There have been no other significant changes in internal controls or in other factors that could significantly affect internal controls over financial reporting subsequent to the evaluation date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of March 31, 2006, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2005, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated February 24, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois

May 9, 2006

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2003, we initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. Our court action also names ABB’s joint venture as a party; therefore, the other joint venture member, Heerema Zwijndrecht B.V., shares joint and several liability with ABB for the obligations of the joint venture. In 2004, this matter was removed to federal court pursuant to a motion by ABB. In January 2006, the United States District Court for the Southern District of Texas dismissed the claim providing that court with subject matter jurisdiction and remanded the matter to state court. A state court trial date has not yet been established. In April 2006, ABB filed a voluntary pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, to resolve asbestos liability claims. This petition does not seek protection against claims outside of asbestos liability, and would accordingly not encompass the claims arising from the litigation we are pursuing against ABB and the joint venture. This limited bankruptcy petition does not affect our assessment of collectibility of the outstanding claims we have asserted and it has no detrimental impact on the court proceedings we have initiated.

ITEM 1A. RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three-months ended March 31, 2006. The following table summarizes repurchases of our common stock during the three-months ended March 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
January 1, 2006 – January 31, 2006	3,800	$47.19	—	249,144
February 1, 2006 – February 28, 2006	46,300	$46.79	37,900	5,211,244
March 1, 2006 – March 31, 2006	703,560	$48.27	691,900	4,519,344

Total	753,660	$48.17	729,800	4,519,344

(a)	Represents 729,800 shares of common stock repurchased and held in treasury and 23,860 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 24,420 shares of registered common stock held in this trust, as directed by the beneficiaries, during the three months ended March 31, 2006.
(b)	In 2005, we announced a plan to repurchase shares of our outstanding common stock, pursuant to a repurchase program approved by our Board of Directors. Under this program, we were authorized to repurchase up to two million shares of common stock through open market purchases. In February 2006, the Board of Directors approved the repurchase of up to an additional five million shares of common stock.

ITEM 5. OTHER INFORMATION

On May 3, 2006, the Company amended the FMC Technologies, Inc. Incentive Compensation and Stock Plan to change the method of settlement of certain awards to non-employee directors from cash settlement to settlement with shares of the Company’s common stock in the event of a change in control, as defined in the plan agreement.

On May 5, 2006, the Company renegotiated the terms of its $370 million five-year revolving credit facility with DNB Nor Bank ASA, as Administrative Agent for the Lenders party to such agreement. The amendment, which is effective on May 10, 2006, allows for continuance of the facility as a revolving line of credit through the earlier of the current maturity date of November 10, 2010 or, the conversion, at the Company’s discretion and with notice to the lenders, of the outstanding balance of the revolving credit facility to a term loan. Upon conversion, unused capacity, if any at the time of conversion, would be forfeited.

ITEM 6. EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description

10.4.k	Form of Long Term Incentive Performance Share Restricted Stock Agreement Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan.

10.4.l	Fourth Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan.

10.5	Form of Executive Severance Agreement.

10.14.a	First Amendment to the $370,000,000 Five-Year Credit Agreement dated November 10, 2005 by and among FMC Technologies, B.V., FMC Technologies, Inc., DNB Nor Bank ASA, as Administrative Agent, and the other lenders party thereto.

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.
(Registrant)

/s/ Ronald D. Mambu
Ronald D. Mambu Vice President, Controller, and duly authorized officer

Date: May 9, 2006

EXHIBIT INDEX

Number in Exhibit Table	Description

10.4.k	Form of Long Term Incentive Performance Share Restricted Stock Agreement Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan.

10.4.l	Fourth Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan.

10.5	Form of Executive Severance Agreement.

10.14.a	First Amendment to the $370,000,000 Five-Year Credit Agreement dated November 10, 2005 by and among FMC Technologies, B.V., FMC Technologies, Inc., DNB Nor Bank ASA, as Administrative Agent, and the other lenders party thereto.

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.