Form 10-Q
period 2006-06-30
FMC TECHNOLOGIES INC
filed 2006-08-03
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2006
Common Stock, par value $0.01 per share	68,526,553

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$998.4	$812.5	$1,867.7	$1,494.1
Costs and expenses:
Cost of sales	785.1	673.0	1,468.8	1,256.0
Selling, general and administrative expense	104.2	91.6	202.0	180.2
Research and development expense	11.8	13.4	23.9	26.7

Total costs and expenses	901.1	778.0	1,694.7	1,462.9
Net (loss) gain on disposal of assets	(0.1)	2.2	0.1	4.9
Minority interests	(0.3)	(0.3)	(1.1)	(1.1)

Income before net interest expense and income taxes	96.9	36.4	172.0	35.0
Net interest expense	2.3	1.2	3.8	2.4

Income before income taxes	94.6	35.2	168.2	32.6
Provision for income taxes	31.0	5.8	57.6	3.2

Income from continuing operations	63.6	29.4	110.6	29.4
Income from discontinued operations, net of tax (Note 11)	1.9	—	1.9	—

Net income	$65.5	$29.4	$112.5	$29.4

Basic earnings per share (Note 2):
Income from continuing operations	$0.92	$0.43	$1.61	$0.42
Income from discontinued operations	0.03	—	0.03	—

Basic earnings per share	$0.95	$0.43	$1.64	$0.42

Diluted earnings per share (Note 2):
Income from continuing operations	$0.90	$0.42	$1.57	$0.41
Income from discontinued operations	0.03	—	0.03	—

Diluted earnings per share	$0.93	$0.42	$1.60	$0.41

Weighted average shares outstanding (Note 2):
Basic	68.7	69.0	68.7	69.1

Diluted	70.4	70.7	70.4	70.7

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)	June 30, 2006	December 31, 2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$113.4	$152.9
Trade receivables, net of allowances of $9.3 in 2006 and $9.6 in 2005	787.7	736.3
Inventories (Note 4)	557.7	449.4
Prepaid expenses	26.9	21.1
Other current assets	84.5	68.4

Total current assets	1,570.2	1,428.1
Investments	22.3	22.3
Property, plant and equipment, net of accumulated depreciation of $488.3 in 2006 and $452.9 in 2005	393.8	353.3
Goodwill	120.6	117.4
Intangible assets, net	61.7	61.1
Deferred income taxes	77.7	79.6
Other assets	35.0	33.8

Total assets	$2,281.3	$2,095.6

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$4.4	$3.3
Accounts payable, trade and other	378.6	366.2
Advance payments and progress billings	345.7	348.6
Other current liabilities	299.5	289.2
Income taxes payable	31.7	28.3
Current portion of accrued pension and other postretirement benefits	16.3	15.2
Deferred income taxes	21.9	7.4

Total current liabilities	1,098.1	1,058.2
Long-term debt, less current portion	261.3	252.6
Accrued pension and other postretirement benefits, less current portion	29.6	21.8
Reserve for discontinued operations	2.3	6.1
Other liabilities	52.9	50.2
Minority interests in consolidated companies	7.4	7.2
Commitments and contingent liabilities (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2006 or 2005	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 71.0 and 70.0 shares issued in 2006 and 2005, respectively; 68.5 and 68.1 shares outstanding in 2006 and 2005, respectively	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.1 shares outstanding in 2006 and 2005	(4.3)	(3.6)
Common stock held in treasury, at cost; 2.3 and 1.8 shares in 2006 and 2005, respectively	(95.2)	(63.9)
Capital in excess of par value of common stock	708.6	681.6
Retained earnings	305.7	193.2
Accumulated other comprehensive loss	(85.8)	(108.5)

Total stockholders’ equity	829.7	699.5

Total liabilities and stockholders’ equity	$2,281.3	$2,095.6

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Six Months Ended June 30,
	2006	2005
Cash provided (required) by operating activities of continuing operations:
Net income	$112.5	$29.4
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	27.7	26.3
Amortization	6.5	5.8
Employee benefit plan costs	26.9	20.5
Deferred income tax benefit	—	(17.7)
Gain on disposal of assets	(0.1)	(4.9)
Income from discontinued operations, net of tax	(1.9)	—
Other	6.0	5.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(31.7)	(8.3)
Inventories	(99.7)	(122.5)
Other current assets and other assets	(26.5)	6.7
Accounts payable, trade and other	(2.8)	(9.8)
Advance payments and progress billings	(8.1)	42.8
Other current liabilities and other liabilities	1.1	(22.0)
Income taxes payable	15.6	(28.3)
Accrued pension and other postretirement benefits, net	(7.2)	(9.5)

Cash provided (required) by operating activities of continuing operations	18.3	(86.2)

Operating cash required by discontinued operations – revised*	(0.8)	(0.2)

Cash provided (required) by investing activities:
Capital expenditures	(61.2)	(28.9)
Proceeds from disposal of property, plant and equipment and other long-lived assets	1.3	8.3
Other	1.2	—

Cash required by investing activities	(58.7)	(20.6)

Cash provided (required) by financing activities:
Net increase in short-term debt and current portion of long-term debt	1.0	0.2
Net increase in commercial paper	—	86.9
Proceeds from issuance of long-term debt	8.3	—
Repayments of long-term debt	—	(0.6)
Proceeds from issuance of common stock upon exercise of stock options	18.8	9.9
Increase in common stock held in treasury	(40.2)	(25.5)
Excess tax benefits	13.5	1.9
Net increase in common stock held in employee benefit trust	(0.7)	(0.5)

Cash provided by financing activities	0.7	72.3

Effect of exchange rate changes on cash and cash equivalents	1.0	(4.0)

Decrease in cash and cash equivalents	(39.5)	(38.7)
Cash and cash equivalents, beginning of period	152.9	124.1

Cash and cash equivalents, end of period	$113.4	$85.4

*	All cash required by discontinued operations related solely to operating activities.

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

Note 2: Earnings Per Share (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2006	2005	2006	2005
Basic earnings per share:
Net income	$65.5	$29.4	$112.5	$29.4

Weighted average number of shares outstanding	68.7	69.0	68.7	69.1

Basic earnings per share	$0.95	$0.43	$1.64	$0.42

Diluted earnings per share:
Net income	$65.5	$29.4	$112.5	$29.4

Weighted average number of shares outstanding	68.7	69.0	68.7	69.1
Effect of dilutive securities:
Options on common stock	0.9	1.0	0.9	1.0
Restricted stock	0.8	0.7	0.8	0.6

Total shares and diluted securities	70.4	70.7	70.4	70.7

Diluted earnings per share	$0.93	$0.42	$1.60	$0.41

Note 3. Allowance for Contract Loss

FMC Technologies Floating Systems, Inc., a subsidiary of FMC Technologies, entered into a $239 million contract to supply an offshore oil loading system to Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”) in 2002. Two amendments to the contract were executed in 2004 pertaining to changes in contract scope, eventually increasing the ultimate contract to $252 million. During 2004 and 2005, we incurred incremental costs in executing the project caused by delays from adverse weather conditions and customer actions as well as problems testing and installing the offshore pipelines and onshore equipment. As a result, we recorded charges of $54.9 million and $21.4 million in 2005 and 2004, respectively.

In fourth quarter 2005, we submitted claims to Sonatrach seeking recovery of costs incurred due to customer work stoppages, work required beyond the contract scope and other customer-caused delays. In February 2006, we completed final testing of the installed equipment and received customer acceptance in accordance with the contract. Under the terms of the contract, Sonatrach was eligible to invoke penalties for late delivery as the customer acceptance date was beyond the date at which the maximum late penalties could be assessed.

In second quarter 2006, we concluded negotiations with Sonatrach that resolved these issues and claims. The resolution of these issues resulted in a contract amendment with Sonatrach increasing the previously amended contract value by $15.0 million, which was included in revenue in the consolidated statements of income in second quarter 2006. The agreement also releases us from assessment of late penalties. Net of legal and other fees and including other changes in estimated project costs, we reported pretax income of $17.1 million on this project in the second quarter of 2006.

While we are subject to a warranty period on this project, we have completed all other contractual obligations as of June 30, 2006.

Note 4: Inventories

Inventories consisted of the following:

(In millions)	June 30, 2006	December 31, 2005
Raw materials	$164.4	$135.4
Work in process	176.7	125.5
Finished goods	373.9	334.4

Gross inventories before LIFO reserves and valuation adjustments	715.0	595.3
LIFO reserves and valuation adjustments	(157.3)	(145.9)

Net inventories	$557.7	$449.4

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

Note 5: Derivative Financial Instruments

The consolidated balance sheets include the following amounts representing the fair value of derivative instruments:

(In millions)	June 30, 2006	December 31, 2005
Other current assets	$23.1	$15.0

Other assets	$7.7	$6.6

Other current liabilities	$15.2	$14.6

Other liabilities	$4.6	$7.9

At June 30, 2006, the net fair value of derivative instruments held on the balance sheet was $11.0 million. Cash flow hedges accounted for $16.2 million in net assets, while other derivative instruments accounted for $5.2 million in net liabilities. The mark-to-market changes in effective cash flow hedges are deferred until the underlying hedged transactions are executed, and are included in other comprehensive income on the consolidated balance sheet. Net deferred gains, net of income taxes, totaled $11.8 million and $4.2 million at June 30, 2006, and December 31, 2005, respectively. Mark-to-market changes of all other derivative instruments are recorded in cost of sales on the consolidated statements of income and offset the mark-to-market changes of the underlying exposures.

There was no material hedge ineffectiveness related to outstanding cash flow hedges recorded in earnings during the three or six month periods ended June 30, 2006 or 2005.

Note 6: Warranty Obligations

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide warranty liability when additional specific obligations are identified. The obligation reflected in the consolidated balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information is as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$18.8	$12.7	$19.1	$12.7
Expense for new warranties	6.8	9.3	10.3	12.6
Adjustments to existing accruals	(1.3)	(0.5)	(1.4)	(0.4)
Claims paid	(5.0)	(4.3)	(8.7)	(7.7)

Balance at end of period	$19.3	$17.2	$19.3	$17.2

Note 7: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$8.0	$6.6	$15.9	$13.1
Interest cost	10.4	9.4	20.6	18.7
Expected return on plan assets	(12.6)	(11.5)	(25.5)	(23.0)
Amortization of transition asset	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of prior service cost	—	0.2	0.2	0.4
Amortization of actuarial losses, net	2.6	1.8	4.8	3.4

Net periodic benefit cost	$8.3	$6.4	$15.8	$12.4

(In millions)	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	0.3	0.4	0.7	1.0
Amortization of prior service benefit	(0.7)	(0.4)	(1.4)	(0.8)
Amortization of actuarial losses, net	—	0.1	—	0.1

Net periodic benefit (income) cost	$(0.3)	$0.2	$(0.5)	$0.6

Note 8: Stock-Based Compensation

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

We sponsor a share-based compensation plan and have granted awards primarily in the form of stock options and nonvested stock awards (also known as restricted stock in the plan document). We recognize compensation expense and related income tax benefits for awards under the plan. The recorded amounts for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options	$0.4	$0.9	$0.7	$1.9
Restricted stock	4.9	3.3	8.6	5.7
Other	0.4	0.1	0.8	0.2

Total stock-based compensation expense	$5.7	$4.3	$10.1	$7.8

Income tax benefits related to stock-based compensation expense	$2.2	$1.7	$3.9	$3.1

In the six months ended June 30, 2006 and 2005, we granted the following restricted share awards to employees:

	2006			2005
(Number of shares in thousands)	Shares		Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Time-based	352			512
Performance-based	94	*		—
Market-based	47	*		—

Current year awards through June 30	493		$47.78	512	$33.46

*	Assumes maximum payout

Historically, we have granted our employees time-based restricted share awards that vest three or four years from the grant date, depending on the type of award. The fair value of these time-based awards is determined using the market value of our common stock on the grant date. Compensation cost is recognized over the lesser of the stated vested period or the period until the employee reaches age 62, the retirement eligible age under the plan.

In 2006, we also granted restricted share awards with performance and market conditions. The vesting period for these awards is three years from the grant date.

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

There were no options granted in the six months ended June 30, 2006 or 2005.

Note 9: Stockholders’ Equity

There were no dividends declared during the six months ended June 30, 2006 or 2005.

We have been authorized by our Board of Directors to repurchase up to seven million shares of our issued and outstanding common stock. In the six months ended June 30, 2006 and 2005, we made the following purchases under the buyback program:

(In millions, except share data)	2006		2005
	Shares	$	Shares	$
Total purchased to date – January 1,	1,750,856	$63.9	—	$—
Treasury stock repurchases – first quarter	729,800	35.2	170,700	5.7

Total purchased to date – March 31,	2,480,656	99.1	170,700	5.7
Treasury stock repurchases – second quarter	82,000	5.0	657,356	19.8

Total purchased to date – June 30,	2,562,656	$104.1	828,056	$25.5

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our employee stock plans. During the three and six months ended June 30, 2006, we reissued 32,506 and 238,532 shares, respectively, in connection with our incentive compensation plan. The treasury shares are accounted for using the cost method.

During the six months ended June 30, 2006, 1.0 million shares were issued in connection with stock option exercises. In the year ended December 31, 2005, 1.2 million shares were issued for stock option exercises and restricted stock issuances.

Comprehensive income (loss) consisted of the following:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$65.5	$29.4	$112.5	$29.4
Foreign currency translation adjustments	4.8	(8.5)	15.1	(27.7)
Net deferral of hedging gains (losses), net of tax	3.7	0.3	7.6	(0.5)
Unrealized gain on available-for-sale investment, net of tax	—	3.7	—	3.2
Minimum pension liability adjustments, net of tax	—	0.6	—	1.4

Comprehensive income	$74.0	$25.5	$135.2	$5.8

As of June 30, 2005, the available-for-sale investment was reflected in investments on the consolidated balance sheets at its fair value of $64.5 million. The cost of the investment was $49.1 million at June 30, 2005. This investment was sold during September 2005. For the three and six months ended June 30, 2006 and 2005, we did not sell any equity securities included in this investment, and thus there were no realized gains or losses included in net income for either period.

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	June 30, 2006	December 31, 2005
Cumulative foreign currency translation adjustments	$(70.5)	$(85.6)
Cumulative deferral of hedging gains, net of tax	11.8	4.2
Cumulative adjustments to minimum pension liability, net of tax	(27.1)	(27.1)

Accumulated other comprehensive loss	$(85.8)	$(108.5)

Note 10: Commitments and Contingent Liabilities

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

We have been working with a customer on evaluating two leaks discovered in a subsea manifold. The leaks were detected in 2006 during the customer’s pressure testing of a subsea system that we delivered in 2004. There were no hydrocarbons present in the system during testing. The manifold will be further assessed and no information is currently available as to the cause or causes of the leaks or the possible costs of repair. At this time, no claim has been asserted against us and we cannot reasonably estimate an amount of loss, if any, that might be incurred by us until further evaluation is completed.

We are subject to a warranty period related to the Sonatrach contract through February 2007 (see Note 3). Sonatrach may draw up to $12.6 million on an unconditional letter of credit for warranty claims that we established with one of our lenders in conjunction with the contract. While it is possible that Sonatrach may draw on the letter of credit, we are not aware of any significant warranty issues and accordingly have made no provisions to establish a warranty reserve for this contract.

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

Note 11: Discontinued Operations

In April 2006, we signed an agreement assigning all rights, title and interests in certain of our trademarks primarily related to discontinued operations to a third party. In consideration, the third party will assume substantially all existing and future product liability claims related to our construction equipment group. With the resolution of these claims, we recognized income of $1.9 million from discontinued operations, net of tax of $1.1 million, reflecting the excess of the liabilities assumed by the third party over the carrying value of the trademarks.

Note 12: Business Segment Information

Segment revenue and segment operating profit

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Energy Production Systems	$614.2	$471.4	$1,141.9	$869.2
Energy Processing Systems	158.8	123.3	311.1	233.6
Intercompany eliminations	(0.5)	(0.5)	(0.6)	(1.5)

Subtotal Energy Systems	772.5	594.2	1,452.4	1,101.3
FoodTech	148.1	139.3	271.4	251.2
Airport Systems	79.2	82.0	147.4	146.7
Intercompany eliminations	(1.4)	(3.0)	(3.5)	(5.1)

Total revenue	$998.4	$812.5	$1,867.7	$1,494.1

Income before income taxes
Segment operating profit:
Energy Production Systems	$67.4	$19.3	$121.3	$18.1
Energy Processing Systems	26.9	13.6	50.2	20.6

Subtotal Energy Systems	94.3	32.9	171.5	38.7
FoodTech	15.4	12.3	22.2	15.7
Airport Systems	4.8	4.6	7.3	8.7

Total segment operating profit	114.5	49.8	201.0	63.1
Corporate items:
Corporate expense(1)	(8.6)	(6.7)	(15.4)	(14.3)
Other expense, net(2)	(9.0)	(6.7)	(13.6)	(13.8)
Net interest expense	(2.3)	(1.2)	(3.8)	(2.4)

Total corporate items	(19.9)	(14.6)	(32.8)	(30.5)

Income before income taxes	94.6	35.2	168.2	32.6
Provision for income taxes	31.0	5.8	57.6	3.2

Income from continuing operations	63.6	29.4	110.6	29.4
Income from discontinued operations, net of tax	1.9	—	1.9	—

Net income	$65.5	$29.4	$112.5	$29.4

(1)	Corporate expense primarily includes corporate staff expenses.
(2)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, and the impact of unusual transactions not representative of segment operations.

Segment operating capital employed

(In millions)	June 30, 2006	December 31, 2005
Segment operating capital employed (1):
Energy Production Systems	$650.8	$453.5
Energy Processing Systems	203.2	193.5

Subtotal Energy Systems	854.0	647.0
FoodTech	160.7	166.8
Airport Systems	92.5	85.7

Total segment operating capital employed	1,107.2	899.5
Segment liabilities included in total segment operating capital employed (2)	1,011.5	987.9
Corporate (3)	162.6	208.2

Total assets	$2,281.3	$2,095.6

Segment assets:
Energy Production Systems	$1,297.9	$1,099.7
Energy Processing Systems	325.5	307.9
Intercompany eliminations	—	(1.1)

Subtotal Energy Systems	1,623.4	1,406.5
FoodTech	335.8	340.2
Airport Systems	159.5	140.7

Total segment assets	2,118.7	1,887.4
Corporate (3)	162.6	208.2

Total assets	$2,281.3	$2,095.6

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO reserves.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment and investments.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(In millions, except %)	Three Months Ended June 30,		Change
	2006	2005	$	%
Revenue	$998.4	$812.5	$185.9	22.9%
Costs and expenses:
Cost of sales	785.1	673.0	112.1	16.7
Selling, general and administrative expense	104.2	91.6	12.6	13.8
Research and development expense	11.8	13.4	(1.6)	(11.9)

Total costs and expenses	901.1	778.0	123.1	15.8
Net (loss) gain on disposal of assets	(0.1)	2.2	(2.3)	*
Minority interests	(0.3)	(0.3)	—	—
Net interest expense	(2.3)	(1.2)	(1.1)	91.7

Income before income taxes	$94.6	$35.2	$59.4	168.8
Provision for income taxes	31.0	5.8	25.2	434.5

Income from continuing operations	63.6	29.4	34.2	116.3
Income from discontinued operations, net of tax	1.9	—	1.9	*

Net income	$65.5	$29.4	$36.1	122.8%

*	Not meaningful

Our total revenue for the second quarter of 2006 increased compared to the same period in 2006, reflecting continued growth in our Energy Systems businesses. Our Energy Production Systems businesses provided $142.8 million of the $185.9 million increase. We benefited from high demand for equipment and systems, especially subsea systems, used in the major oil and gas producing regions throughout the world. High oil and gas prices continue to drive high demand in our Energy Processing Systems businesses providing $35.5 million in incremental revenue compared to 2005.

Cost of sales increased relative to second quarter 2005; however, gross profit (revenue less cost of sales) increased $73.8 million compared to second quarter 2005. Higher sales volume generated most of the increase in profit ($34.6 million), particularly in our Energy Production Systems businesses. In addition, we settled claims on a completed contract with a customer and recorded $15.0 million in revenue and gross profit, as the related costs were incurred in previous quarters, including $11.9 million in the second quarter of 2005. The timing of the claim revenue in 2006 and the loss provision in 2005 resulted in increased gross profit of $26.9 million in 2006 compared to 2005.

Selling, general and administrative expense for the second quarter of 2006 increased compared to the same period in 2005, but declined as a percentage of sales from 11.3% in 2005 to 10.4% in 2006. Higher costs in our Energy Production Systems business were primarily responsible for the dollar increase, the result of increased headcount required to support growth in this business segment.

Net interest expense for the second quarter of 2006 was higher compared to the same period in 2005, primarily as a result of higher average debt levels.

Our income tax provision for second quarter 2006 reflects an effective tax rate of 32.8%. The income tax provision for second quarter 2005 reflects an effective tax rate of 16.5%. The 2005 tax rate reflects $6.8 million in income tax benefits related to a loss provision on the Sonatrach contract and lower foreign income taxes.

During 2006, we sold a trademark and recognized $1.9 million in net income from discontinued operations.

Outlook

We estimate that our full-year 2006 diluted earnings per share will be within the range of $2.80 to $3.00 per share. This estimate excludes the Sonatrach claim income, which increased diluted earnings per share by $0.15, as well as income from discontinued operations of $0.03 per share. The section entitled “Operating Results of Business Segments” provides further discussion of our 2006 outlook.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

(In millions, except %)	Three Months Ended June 30,		Favorable/(Unfavorable)
	2006	2005	$	%
Revenue
Energy Production Systems	$614.2	$471.4	$142.8	30.3%
Energy Processing Systems	158.8	123.3	35.5	28.8
Intercompany eliminations	(0.5)	(0.5)	—	*

Subtotal Energy Systems	772.5	594.2	178.3	30.0
FoodTech	148.1	139.3	8.8	6.3
Airport Systems	79.2	82.0	(2.8)	(3.4)
Intercompany eliminations	(1.4)	(3.0)	1.6	*

Total revenue	$998.4	$812.5	$185.9	22.9%

Segment Operating Profit
Energy Production Systems	$67.4	$19.3	$48.1	249.2%
Energy Processing Systems	26.9	13.6	13.3	97.8

Subtotal Energy Systems	94.3	32.9	61.4	186.6
FoodTech	15.4	12.3	3.1	25.2
Airport Systems	4.8	4.6	0.2	4.3

Total segment operating profit	114.5	49.8	64.7	129.9
Corporate Items
Corporate expense	(8.6)	(6.7)	(1.9)	(28.4)
Other expense, net	(9.0)	(6.7)	(2.3)	(34.3)
Net interest expense	(2.3)	(1.2)	(1.1)	(91.7)

Total corporate items	(19.9)	(14.6)	(5.3)	(36.3)

Income before income taxes	94.6	35.2	59.4	168.8
Provision for income taxes	31.0	5.8	25.2	(434.5)

Income from continuing operations	63.6	29.4	34.2	116.3
Income from discontinued operations, net of tax	1.9	—	1.9	*

Net income	$65.5	$29.4	$36.1	122.8%

*	Not meaningful

Segment operating profit (loss) is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit (loss): corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue was $142.8 million higher in the second quarter of 2006 compared to the same period in 2005. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Subsea systems revenue of $452.7 million increased by $79.8 million in the second quarter of 2006, primarily from progress on new and ongoing projects located offshore West Africa and the North Sea. Floating production systems revenue increased by $32.1 million driven largely by new turret mooring projects. Increased demand for surface wellhead has continued, contributing to the remaining increase, consistent with the trend of higher oil and gas prices and high rig activity.

Energy Production Systems generated an operating profit of $67.4 million in second quarter of 2006, an increase of $48.1 million from the same period in 2005. Approximately $29.0 million of the variance between the segment’s results in second quarter 2006 compared to 2005 relates to a contract with Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”) In second quarter 2006, we generated $17.1 in profit on the contract compared to $11.9 million in loss on the contract in second quarter 2005. The remaining increase in operating profit was the result of higher sales volumes, particularly from floating production systems as well as subsea systems.

We entered into a $239 million contract to supply an offshore oil loading system to Sonatrach in 2002. Two amendments to the contract were executed in 2004 pertaining to changes in contract scope and value, eventually increasing the ultimate contract to $252 million.

During 2004 and 2005, we incurred incremental costs in executing the project caused by delays from adverse weather conditions and customer actions as well as problems testing and installing the offshore pipelines and onshore equipment. As a result, we recorded losses on the contract of $54.9 million and $21.4 million in 2005 and 2004, respectively. In fourth quarter 2005, we submitted claims to Sonatrach seeking recovery of costs incurred due to customer work stoppages, work required beyond the contract scope and other customer-caused delays.

In February 2006, we completed final testing of the installed equipment and received customer acceptance in accordance with the contract. Under the terms of the contract, Sonatrach was eligible to invoke penalties for late delivery as the customer acceptance date was beyond the date at which the maximum late penalties could be assessed. In second quarter 2006, we completed negotiations with Sonatrach that resolved these issues and claims. The resolution of these issues resulted in a contract amendment with Sonatrach increasing the previously amended contract value by $15.0 million. Net of legal and other fees and including other changes in costs, we reported $17.1 million operating profit in Energy Production Systems’ second quarter 2006 results.

For 2006, we are expecting another year of growth in operating profit in our Energy Production Systems business. Our continued expectation of growth is based on our strong backlog of orders and forecasts of favorable market conditions, including the benefit from continued high oil and gas prices and increased rig activity worldwide.

Energy Processing Systems

Energy Processing Systems’ revenue was $35.5 million higher for the second quarter of 2006 compared to the same period in 2005. High oil and gas prices as well as the continuing strength in land-based drilling activity have driven a high demand for fluid control products, which are sold primarily to service companies. Higher sales volumes in our fluid control business contributed $17.1 million to the segment increase. Additionally, sales of loading systems increased by $11.5 million driven by higher demand for liquefied natural gas (“LNG”) loading arms used in new LNG import and export terminals. The remainder of the revenue increase reflects continued progress on bulk conveying projects inbound in 2005.

Energy Processing Systems’ operating profit in the second quarter of 2006 increased by $13.3 million compared to the same period in 2005. Approximately $9 million of the increase is directly attributable to higher sales volumes while the remaining increase reflects improved pricing and execution/cost efficiencies.

For the remainder of 2006, we expect Energy Processing Systems to deliver overall growth in operating profit over 2005. Backlog has grown steadily since the second quarter of 2005, and we expect that high oil and gas prices will contribute to strong demand for the remainder of 2006.

FoodTech

FoodTech’s revenue increased by $8.8 million in the second quarter of 2006 compared with the same period in 2005. Higher volume of cooking equipment, reflective of high demand from poultry processors particularly in North America and Latin America, was the primary driver of the increase.

FoodTech’s operating profit increased by $3.1 million in the second quarter of 2006 compared to the same period in 2005. Higher sales volumes were the largest factor driving the increased profit.

We expect FoodTech operating profit for full-year 2006 to increase compared with 2005 results. We anticipate an increase in profitability from food processing, cooking, and freezing equipment, primarily as a result of the increased demand from protein markets we have already experienced in 2006. However, we are concerned about the threat of Avian flu and its impact on our poultry processor customer base.

Airport Systems

Airport Systems’ revenue was $2.8 million lower in the second quarter of 2006 compared with the same period in 2005. This decline reflects lower volume for Halvorsen loaders and other ground support equipment. Our inbound orders for ground support equipment indicate consistent demand compared to second quarter 2005; however, the orders occurred late in the quarter and remained in backlog as of June 30, 2006. The decline in revenue was partially offset by $1.8 million in higher volume in passenger boarding bridge sales.

Airport Systems’ operating profit in the second quarter of 2006 was slightly ahead of the same period in 2005 despite the decline in sales. This is primarily due to higher margin ground support equipment sales in second quarter 2006 compared to second quarter 2005.

We are projecting 2006 operating profit for Airport Systems to be consistent with 2005 results, despite the absence of a $2.7 million gain in 2005 from a land sale. The airline industry continues to experience high jet fuel and labor costs, constraining capital spending. These factors create pricing pressures and demand constraints in our industry which may inhibit our ability to maintain or grow our profits.

Corporate Items

Our corporate items reduced earnings by $19.9 million in the second quarter 2006 compared to $14.6 million in 2005. The $5.3 million net increase reflects $4.2 million in higher stock-based, incentive and other compensation and $1.1 million in higher net interest expense.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

(In millions)	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Energy Production Systems	$698.0	$738.5	$1,380.9	$1,047.1
Energy Processing Systems	182.8	159.4	333.8	288.8
Intercompany eliminations	(0.3)	(0.4)	(0.3)	(0.8)

Subtotal Energy Systems	880.5	897.5	1,714.4	1,335.1
FoodTech	124.9	126.9	282.4	261.4
Airport Systems	123.6	93.1	227.6	149.6
Intercompany eliminations	(1.3)	(2.1)	(2.7)	(5.3)

Total inbound orders	$1,127.7	$1,115.4	$2,221.7	$1,740.8

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

(In millions)	Order Backlog
	June 30, 2006	December 31, 2005	June 30, 2005
Energy Production Systems	$1,735.6	$1,496.5	$1,400.5
Energy Processing Systems	237.5	214.9	160.0
Intercompany eliminations	(0.1)	(0.4)	(0.2)

Subtotal Energy Systems	1,973.0	1,711.0	1,560.3
FoodTech	141.1	130.1	152.9
Airport Systems	174.0	93.8	122.7
Intercompany eliminations	(0.6)	(1.4)	(2.1)

Total order backlog	$2,287.5	$1,933.5	$1,833.8

The portion of total backlog at June 30, 2006 that we project will be recorded as revenue after fiscal year 2006 is approximately $860 million.

Energy Production Systems’ order backlog at June 30, 2006 increased relative to both December 31, 2005 and June 30, 2005, primarily as a result of orders for subsea systems and the timing of project execution. Subsea order backlog at June 30, 2006 included subsea projects associated with all of the major offshore oil and gas producing regions, such as Statoil’s Tyrihans and Tordis projects in the North Sea, and Chevron’s Agbami project offshore West Africa and Frade project offshore Brazil. Orders and backlog in this segment also benefit from strong energy market conditions related to the upward trend in oil and gas prices.

Energy Processing Systems’ order backlog at June 30, 2006 increased compared to both December 31, 2005 and June 30, 2005. Since June 30, 2005, order backlog has increased in substantially all of our product lines, including our fluid control and loading product lines. Expansion in land-based drilling activities has driven the growth in inbound orders, especially for our fluid control products. Additionally, order backlog at June 30, 2006 contains approximately $25 million related to an order received in December 2005 for bulk material handling systems related to power generation. Strong market demand for liquefied natural gas products has resulted in increased orders of our loading arm products and contributed to the increase in order backlog from December 31, 2005.

FoodTech’s order backlog at June 30, 2006 increased relative to December 31, 2005, primarily attributable to higher order backlog for freezing and cooking equipment resulting from several large orders from international poultry processors. When compared with June 30, 2005, order backlog at June 30, 2006 declined reflecting growth in the freezing and cooking equipment backlog, offset by reductions related to citrus and canning equipment.

Airport Systems’ order backlog at June 30, 2006 grew by 86% compared with December 31, 2005, primarily as the result of increased orders for ground support equipment from freight handlers and international airlines and Jetway® passenger boarding bridges from North American and international airports. Over 50% of the orders for the second quarter of 2006 were received during June, and many of these orders could not be executed prior to June 30. The increase in order backlog relative to June 30, 2005 is primarily attributable to higher orders for passenger boarding bridges.

CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In millions, except %)	Six Months Ended June 30,		Change
	2006	2005	$	%
Revenue	$1,867.7	$1,494.1	$373.6	25.0%
Costs and expenses:
Cost of sales	1,468.8	1,256.0	212.8	16.9
Selling, general and administrative expense	202.0	180.2	21.8	12.1
Research and development expense	23.9	26.7	(2.8)	(10.5)

Total costs and expenses	1,694.7	1,462.9	231.8	15.8
Net gain on disposal of assets	0.1	4.9	(4.8)	(98.0)
Minority interests	(1.1)	(1.1)	—	—
Net interest expense	(3.8)	(2.4)	(1.4)	58.3

Income before income taxes	$168.2	$32.6	$135.6	416.0
Provision for income taxes	57.6	3.2	54.4	1,700.0

Income from continuing operations	110.6	29.4	81.2	276.2
Income from discontinued operations, net of tax	1.9	—	1.9	*

Net income	$112.5	$29.4	$83.1	282.7%

*	Not meaningful

Our total revenue for the six months ended June 30, 2006 reflects growth in all business segments compared to the same period in 2005. Our Energy Production Systems businesses provided $272.7 million of the $373.6 million increase. We benefited from the high demand for equipment and systems, especially subsea systems, used in the major oil and gas producing regions throughout the world. High oil and gas prices continue to drive high demand for our Energy Processing Systems businesses providing $77.5 million in incremental revenue compared to 2005. Absent the impact of changes in rates used to translate foreign currency revenue, the total dollar growth in consolidated revenue would have been $20.5 million higher in the six months ended June 30, 2006 compared to 2005.

Cost of sales increased relative to 2005; however, gross profit (revenue less cost of sales) increased $160.8 million compared to 2005. Higher sales volume generated most of the increase ($77.1 million), particularly in our Energy Production Systems businesses. In addition, we settled claims on a completed contract with a customer and recorded $15.0 million in revenue and gross profit, as the related costs were incurred in previous years, including $38.9 million in the six months ended June 30, 2005. The timing of the claim revenue in 2006 and the loss provision in 2005 resulted in increased gross profit of $53.9 million in 2006 compared to 2005. We had $22.9 million in incremental profits resulting from cost reductions and efficiencies in execution, particularly in our Energy Processing Systems businesses. See the segment results discussion in the section entitled “Operating Results of Business Segments” for further detail. Absent the impact of changes in rates used to translate foreign currency cost of sales, the total dollar increase in cost of sales would have been $16.4 million higher in the six months ended June 30, 2006 compared to 2005.

Selling, general and administrative expense for the six months ended June 30, 2006 increased compared to the same period in 2005, but declined as a percentage of sales from 12.1% in 2005 to 10.8% in 2006. Higher costs in our Energy Production Systems business were primarily responsible for the dollar increase, the result of increased headcount required to support growth in this business segment.

Net interest expense for the six months ended June 30, 2006 was higher compared to the same period in 2005, primarily as a result of higher average debt levels.

Our income tax provision for the six months ended June 30, 2006 reflected an effective tax rate of 34.2%. Our income tax provision for the six months ended June 30, 2005 reflected an effective tax rate of 9.8%. The 2005 tax rate includes $17.4 million in income tax benefit related to a loss provision on the Sonatrach contract and lower foreign income taxes.

During 2006, we sold a trademark and recognized $1.9 million in net income from discontinued operations.

OPERATING RESULTS OF BUSINESS SEGMENTS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(In millions, except %)	Six Months Ended June 30,		Favorable/(Unfavorable)
	2006	2005	$	%
Revenue
Energy Production Systems	$1,141.9	$869.2	$272.7	31.4%
Energy Processing Systems	311.1	233.6	77.5	33.2
Intercompany eliminations	(0.6)	(1.5)	0.9	*

Subtotal Energy Systems	1,452.4	1,101.3	351.1	31.9
FoodTech	271.4	251.2	20.2	8.0
Airport Systems	147.4	146.7	0.7	0.5
Intercompany eliminations	(3.5)	(5.1)	1.6	*

Total revenue	$1,867.7	$1,494.1	$373.6	25.0%

Segment Operating Profit
Energy Production Systems	$121.3	$18.1	$103.2	570.2%
Energy Processing Systems	50.2	20.6	29.6	143.7

Subtotal Energy Systems	171.5	38.7	132.8	343.2
FoodTech	22.2	15.7	6.5	41.4
Airport Systems	7.3	8.7	(1.4)	(16.1)

Total segment operating profit	201.0	63.1	137.9	218.5
Corporate Items
Corporate expense	(15.4)	(14.3)	(1.1)	(7.7)
Other expense, net	(13.6)	(13.8)	0.2	1.4
Net interest expense	(3.8)	(2.4)	(1.4)	(58.3)

Total corporate items	(32.8)	(30.5)	(2.3)	(7.5)

Income before income taxes	168.2	32.6	135.6	416.0
Provision for income taxes	57.6	3.2	54.4	(1,700.0)

Income from continuing operations	110.6	29.4	81.2	276.2
Income from discontinued operations, net of tax	1.9	—	1.9	*

Net income	$112.5	$29.4	$83.1	282.7%

*	Not meaningful

Energy Production Systems

Energy Production Systems’ revenue was $272.7 million higher for the six months ended June 30, 2006 compared to the same period in 2005. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Subsea systems revenue of $818.7 million increased by $166.3 in 2006 compared to the same period in 2005. Subsea volumes increased primarily as a result of progress on new and ongoing projects located offshore West Africa, the North Sea, in the Gulf of Mexico and offshore Brazil. Surface wellhead demand has increased year-over-year, consistent with the trend of higher oil and gas prices and high rig activity. Floating Systems revenue increased by $43.7 million, driven largely by new turret mooring projects. The translation of revenue denominated in foreign currency negatively affected the total dollar growth in revenue by $12.8 million, predominantly within subsea system revenue.

Energy Production Systems generated an operating profit of $121.3 million through the second quarter of 2006, an increase of $103.2 million from the same period in 2005. Approximately $56 million of the variance between this segment’s year-to-date results in 2006 compared to 2005 relates to a contract with Sonatrach. In the six months ended June 30, 2006, we generated $17.1 in profit on the contract compared to $38.9 million in loss on the contract in the six months ended June 30, 2005. The remaining increase in operating profit was the result of higher sales volumes, particularly from subsea systems as well as floating production systems. The Energy Production Systems section within the section entitled “Operating Results of Business Segments – Three Months Ended June 30, 2006 and 2005” provides further discussion of the Sonatrach contract.

Energy Processing Systems

Energy Processing Systems’ revenue increased $77.5 million for the six months ended June 30, 2006 compared to the same period in 2005. Segment revenues benefited from strong oil and gas prices as well as the continuing strength in land-based drilling activity. These factors contributed to fluid control revenues increasing by $34.9 million compared to 2005, driven by higher demand for WECO®/Chiksan® equipment, which are sold primarily to service companies, and pump oil and gas products. Sales of loading systems increased by more than $20 million, reflecting growing demand for LNG loading arms. The remainder of the revenue increase reflects continued progress on bulk conveying projects inbound in 2005.

Energy Processing Systems’ operating profit in the six months ended June 30, 2006 increased $29.6 million compared to the same period in 2005. Strong demand for fluid control WECO®/Chiksan® equipment, LNG loading arms and other products contributed $19.4 million of the increase. Cost reduction and improved operating efficiency contributed $15.4 million to the increase in profitability. Offsetting these increases were higher selling, general and administrative expenses resulting from higher business activity.

FoodTech

FoodTech’s revenue increased by $20.2 million in the six months ended June 30, 2006 compared with the same period in 2005. Higher volumes of cooking equipment and freezers contributed $15.1 million of the increase with the remaining increase coming from first quarter 2006 increases in food processing equipment volume.

FoodTech’s operating profit increased by $6.5 million in the six months ended June 30, 2006 compared to the same period in 2005. The increase in operating profit reflects the benefit of higher sales volumes, particularly freezing and cooking equipment.

Airport Systems

Airport Systems’ revenue for the six months ended June 30, 2006 was level with the same period in 2005. Sales of ground support equipment decreased by $3.1 million as a result of lower volume but were offset by an increase in airport services revenue from both new and existing airport customers.

Airport Systems’ operating profit in the six months ended June 30, 2006 decreased by $1.4 million compared with the same period in 2005. We experienced higher margins across most product lines; however, the absence of a $2.7 million gain recorded in 2005 on a land sale resulted in a net decrease in profits.

Corporate Items

Our corporate items reduced earnings by $32.8 in the six months ended June 30, 2006 compared to $30.5 million in 2005. The $2.3 million net increase reflects $4.4 million in higher stock-based and other compensation partially offset by $2.1 million in lower foreign exchange losses.

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations and, when needed, through various credit facilities.

Our net debt at June 30, 2006 and December 31, 2005 was $152.3 million and $103.0 million, respectively. Net debt is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net debt.

(In millions)	June 30, 2006	December 31, 2005
Cash and cash equivalents	$113.4	$152.9
Short-term debt and current portion of long-term debt	(4.4)	(3.3)
Long-term debt, less current portion	(261.3)	(252.6)

Net debt	$(152.3)	$(103.0)

The increase in net debt was primarily due to the repurchase of our common stock and capital expenditures supporting capacity expansion, particularly in our Energy Production Systems segment.

Cash Flows

Cash provided by operating activities of continuing operations was $18.3 million compared to cash required of $86.2 million for the six months ended June 30, 2006 and 2005, respectively. Cash provided by net income plus non-cash charges was partially offset by increased investment in working capital to support growth in Energy Systems businesses. Our working capital balances can vary significantly quarter to quarter depending on the payment terms and timing of delivery on key contracts.

Cash required by investing activities was $58.7 million and $20.6 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash required by investing activities reflects investment in production facilities, principally for Energy Production Systems.

Cash provided by financing activities was $0.7 million and $72.3 million for the six months ended June 30, 2006 and 2005, respectively. Our significant financing activities for the six months ended June 30, 2006 included cash outflows of $40.2 million for the repurchase of outstanding common stock offset by proceeds from debt, stock option exercises, and tax benefits associated with share-based award issuances.

Debt and Liquidity

The following is a summary of our credit facilities at June 30, 2006:

(In millions) Description	Commitment amount	Debt outstanding	Commercial paper outstanding	Letters of credit	Unused capacity	Maturity
			(a)	(b)
Five-year revolving credit facility	$250.0	$—	$—	$16.1	$233.9	November 2010
Five-year revolving credit facility	370.0	240.5	—	—	129.5	November 2010
Three-year revolving credit facility	17.9	11.0	—	—	6.9	December 2008

	$637.9	$251.5	$—	$16.1	$370.3

(a)	Our available capacity under our $250 million five-year revolving credit facility is reduced by any outstanding commercial paper.
(b)	The $250 million five-year revolving credit facility allows us to obtain a total of $150.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with this facility.

In May 2006, we renegotiated the terms of our $370 million five-year revolving credit facility to allow for continuance of the facility as a revolving line of credit or, at our discretion and with notice to the lenders, to convert the outstanding balance to a term loan. Upon conversion, unused capacity, if any at the time of conversion, would be forfeited. We do not currently have intentions to convert this facility into a term loan.

Under the commercial paper program, and subject to available capacity under our $250 million committed revolving credit facility, we have the ability to access up to $250.0 million of short-term financing through our commercial paper dealers.

Outlook

For 2006, we estimate capital expenditures will be approximately $110 - $120 million.

We plan to meet our cash requirements in 2006 with cash generated from operations and availability under our credit agreements.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting estimates. During the six months ended June 30, 2006, there were no material changes in critical accounting estimates that resulted in a significant impact on our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid in capital (“APIC”) pool. We have until September 30, 2006 to make our election. In subsequent periods, the APIC pool will be increased by tax benefits from stock-based compensation and decreased by tax losses caused when the recorded stock-based compensation for book purposes exceeds the allowable tax deduction. We are evaluating the two options for computing the initial APIC pool and will make an election for the transition method in the third quarter of 2006.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental quantitative and qualitative disclosures about uncertain tax positions. Under FIN No. 48, a tax position that meets a more likely than not recognition threshold, based solely on the technical merits of the position, will be recognized in the financial statements. The tax position will be measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. Additionally, FIN No. 48 requires a tabular presentation of potential tax benefits unrecognized at the beginning and end of the year that includes a listing of the significant changes during the year. The guidance is effective for the first fiscal year beginning after December 15, 2006 (our 2007 fiscal year), and the impact of adoption will be recorded as a cumulative effect of a change in accounting principle against our retained earnings balance as of the adoption date. We have not determined the effect that the adoption of FIN No. 48 will have on our results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and have concluded that our disclosure controls and procedures were effective. During the evaluation for the quarter ended June 30, 2006, we did not identify any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of June 30, 2006, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management.

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

August 3, 2006

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no unregistered sales of equity securities during the three months ended June 30, 2006. The following table summarizes repurchases of our common stock during the three months ended June 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
April 1, 2006 – April 30, 2006	1,600	$52.59	—	4,519,344
May 1, 2006 – May 31, 2006	2,200	$60.77	—	4,519,344
June 1, 2006 – June 30, 2006	94,650	$61.53	82,000	4,437,344

Total	98,450	$61.36	82,000	4,437,344

(a)	Of the 98,450 shares purchased in second quarter 2006, 82,000 shares were purchased pursuant to the share repurchase program described in note (b) below and 16,400 were purchased by an employee benefit trust at the direction of participants in the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, the trust sold 24,240 shares of registered common stock held during the three months ended June 30, 2006.
(b)	In 2005, we announced a plan to repurchase shares of our outstanding common stock, pursuant to a repurchase program approved by our Board of Directors. Under this program, we were authorized to repurchase up to two million shares of common stock through open market purchases. In February 2006, the Board of Directors approved the repurchase of up to an additional five million shares of common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 3, 2006, for the purposes of re-electing three directors and voting on any other business properly brought before the meeting.

All of the nominees for directors, as listed in the proxy statement, were re-elected by the following votes:

Mike R. Bowlin	For:	62,316,487 votes
	Withheld:	724,295 votes

Edward J. Mooney	For:	57,253,618 votes
	Withheld:	5,787,164 votes

James M. Ringler	For:	59,818,817 votes
	Withheld:	3,221,965 votes

The following directors’ terms of office continued after the meeting: C. Maury Devine, Thomas M. Hamilton, Asbjørn Larsen, Joseph H. Netherland, Richard A. Pattarozzi, and James R. Thompson.

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

Date: August 3, 2006

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