Form 10-Q
period 2006-09-30
FMC TECHNOLOGIES INC
filed 2006-10-26
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 20, 2006
Common Stock, par value $0.01 per share	68,028,739

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$960.8	$776.1	$2,828.5	$2,270.2
Costs and expenses:
Cost of sales	759.1	639.7	2,228.0	1,895.7
Selling, general and administrative expense	105.0	91.6	306.9	271.8
Research and development expense	12.6	12.1	36.5	38.8

Total costs and expenses	876.7	743.4	2,571.4	2,206.3
Net gain on disposal of assets	1.1	25.4	1.2	30.3
Minority interests	(0.3)	(0.4)	(1.4)	(1.5)

Income before net interest expense and income taxes	84.9	57.7	256.9	92.7
Net interest expense	1.4	1.6	5.2	4.0

Income before income taxes	83.5	56.1	251.7	88.7
Provision for income taxes	22.5	10.4	80.1	13.6

Income from continuing operations	61.0	45.7	171.6	$75.1
Income from discontinued operations, net of tax (Note 11)	—	—	1.9	—

Net income	$61.0	$45.7	$173.5	$75.1

Basic earnings per share (Note 2):
Income from continuing operations	$0.89	$0.66	$2.50	$1.09
Income from discontinued operations	—	—	0.03	—

Basic earnings per share	$0.89	$0.66	$2.53	$1.09

Diluted earnings per share (Note 2):
Income from continuing operations	$0.87	$0.65	$2.44	$1.06
Income from discontinued operations	—	—	0.03	—

Diluted earnings per share	$0.87	$0.65	$2.47	$1.06

Weighted average shares outstanding (Note 2):
Basic	68.7	68.9	68.7	69.0

Diluted	70.4	70.8	70.4	70.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)	September 30, 2006	December 31, 2005
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$58.7	$152.9
Trade receivables, net of allowances of $8.9 in 2006 and $9.6 in 2005	837.1	736.3
Inventories (Note 4)	602.0	449.4
Prepaid expenses	23.3	21.1
Other current assets	88.7	68.4

Total current assets	1,609.8	1,428.1
Investments	23.0	22.3
Property, plant and equipment, net of accumulated depreciation of $486.1 in 2006 and $452.9 in 2005	416.0	353.3
Goodwill	121.1	117.4
Intangible assets, net	65.7	61.1
Deferred income taxes	72.9	79.6
Other assets	39.3	33.8

Total assets	$2,347.8	$2,095.6

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$5.1	$3.3
Accounts payable, trade and other	376.8	366.2
Advance payments and progress billings	410.9	348.6
Other current liabilities	312.0	289.2
Income taxes payable	33.3	28.3
Current portion of accrued pension and other postretirement benefits	33.6	15.2
Deferred income taxes	16.5	7.4

Total current liabilities	1,188.2	1,058.2
Long-term debt, less current portion	217.7	252.6
Accrued pension and other postretirement benefits, less current portion	18.9	21.8
Reserve for discontinued operations	2.2	6.1
Other liabilities	58.1	50.2
Minority interests in consolidated companies	7.8	7.2
Commitments and contingent liabilities (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2006 or 2005	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 71.1 and 70.0 shares issued in 2006 and 2005, respectively; 67.9 and 68.1 shares outstanding in 2006 and 2005, respectively	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.1 shares outstanding in 2006 and 2005	(4.8)	(3.6)
Common stock held in treasury, at cost; 3.1 and 1.8 shares in 2006 and 2005, respectively	(143.0)	(63.9)
Capital in excess of par value of common stock	719.2	681.6
Retained earnings	366.7	193.2
Accumulated other comprehensive loss	(83.9)	(108.5)

Total stockholders’ equity	854.9	699.5

Total liabilities and stockholders’ equity	$2,347.8	$2,095.6

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)	Nine Months Ended September 30,
	2006	2005
Cash provided (required) by operating activities of continuing operations:
Net income	$173.5	$75.1
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	42.0	39.7
Amortization	10.6	8.9
Employee benefit plan costs	38.0	31.1
Deferred income tax provision (benefit)	9.1	(8.5)
Gain on disposal of assets	(1.2)	(30.3)
Income from discontinued operations, net of tax	(1.9)	—
Other	8.8	7.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(82.1)	(9.4)
Inventories	(140.8)	(171.6)
Other current assets and other assets	(33.7)	16.7
Accounts payable, trade and other	(4.6)	(46.1)
Advance payments and progress billings	57.4	64.8
Other current liabilities and other liabilities	16.8	58.0
Income taxes payable	12.4	(43.7)
Accrued pension and other postretirement benefits, net	(9.1)	(26.7)

Cash provided (required) by operating activities of continuing operations	95.2	(34.7)

Operating cash required by discontinued operations – revised*	(0.9)	(0.3)

Cash provided (required) by investing activities:
Capital expenditures	(96.8)	(50.7)
Proceeds from disposal of property, plant and equipment and other long-lived assets	4.8	83.7
Acquisitions, net of cash acquired	(9.5)	—

Cash (required) provided by investing activities	(101.5)	33.0

Cash provided (required) by financing activities:
Net increase in short-term debt and current portion of long-term debt	1.6	0.3
Net increase in commercial paper	—	29.9
Repayments of long-term debt	(35.3)	(0.4)
Proceeds from issuance of common stock upon exercise of stock options	21.9	18.3
Increase in common stock held in treasury	(87.9)	(30.5)
Excess tax benefits	12.0	4.0
Net increase in common stock held in employee benefit trust	(1.1)	(0.7)

Cash (required) provided by financing activities	(88.8)	20.9

Effect of exchange rate changes on cash and cash equivalents	1.8	(3.4)

(Decrease) increase in cash and cash equivalents	(94.2)	15.5
Cash and cash equivalents, beginning of period	152.9	124.1

Cash and cash equivalents, end of period	$58.7	$139.6

*	All cash required by discontinued operations related solely to operating activities.

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

Note 2: Earnings Per Share (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

(In millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$61.0	$45.7	$173.5	$75.1

Weighted average number of shares outstanding	68.7	68.9	68.7	69.0

Basic earnings per share	$0.89	$0.66	$2.53	$1.09

Diluted earnings per share:
Net income	$61.0	$45.7	$173.5	$75.1

Weighted average number of shares outstanding	68.7	68.9	68.7	69.0
Effect of dilutive securities:
Options on common stock	0.8	1.1	0.9	1.1
Restricted stock	0.9	0.8	0.8	0.7

Total shares and diluted securities	70.4	70.8	70.4	70.8

Diluted earnings per share	$0.87	$0.65	$2.47	$1.06

Note 3. Allowance for Contract Loss

FMC Technologies Floating Systems, Inc., a subsidiary of FMC Technologies, entered into a $239 million contract to supply an offshore oil loading system to Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”) in 2002. Two amendments to the contract were executed in 2004 pertaining to changes in contract scope, eventually increasing the ultimate contract value to $252 million. During 2004 and 2005, we incurred incremental costs in executing the project caused by delays from adverse weather conditions and customer actions as well as problems testing and installing the offshore pipelines and onshore equipment. As a result, we recorded charges of $54.9 million and $21.4 million in 2005 and 2004, respectively.

In the fourth quarter of 2005, we submitted claims to Sonatrach seeking recovery of costs incurred due to customer invoked work stoppages, work required beyond the contract scope and other customer-caused delays. In February 2006, we completed final testing of the installed equipment and received customer acceptance in accordance with the contract. Under the terms of the contract, Sonatrach was eligible to invoke penalties for late delivery as the customer acceptance date was beyond the date at which the maximum late penalties could be assessed.

In the second quarter of 2006, we concluded negotiations with Sonatrach that resolved these issues and claims. The resolution of these issues resulted in a third contract amendment with Sonatrach increasing the previously amended contract value by $15.0 million, which was included in revenue in the consolidated statements of income in the second quarter of 2006. The agreement also released us from assessment of late penalties. Net of legal and other fees and including other changes in estimated project costs, we reported pretax income of $17.1 million on this project in the second quarter of 2006.

While we are subject to a warranty period on this project, we have completed all other contractual obligations as of September 30, 2006.

Note 4: Inventories

Inventories consisted of the following:

(In millions)	September 30, 2006	December 31, 2005
Raw materials	$166.1	$135.4
Work in process	192.0	125.5
Finished goods	404.7	334.4

Gross inventories before LIFO reserves and valuation adjustments	762.8	595.3
LIFO reserves and valuation adjustments	(160.8)	(145.9)

Net inventories	$602.0	$449.4

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We adopted SFAS No. 151 as of January 1, 2006, and the adoption did not have a material effect on our results of operations, financial position or cash flows.

Note 5: Derivative Financial Instruments

The consolidated balance sheets include the following amounts representing the fair value of derivative instruments:

(In millions)	September 30, 2006	December 31, 2005
Other current assets	$25.6	$15.0

Other assets	$10.2	$6.6

Other current liabilities	$22.1	$14.6

Other liabilities	$8.2	$7.9

The net fair value of derivative instruments held on the balance sheet was $5.5 million in assets and $0.9 million in liabilities at September 30, 2006 and December 31, 2005, respectively. Cash flow hedges accounted for $3.8 million in net assets and $3.0 million in net liabilities at September 30, 2006 and December 31, 2005, respectively. Other derivative instruments accounted for $1.7 million and $2.1 million in net assets at September 30, 2006 and December 31, 2005, respectively. The mark-to-market changes in effective cash flow hedges are deferred until the underlying hedged transactions are executed and are included in other comprehensive income on the consolidated balance sheet. Net deferred gains, net of income taxes, totaled $5.5 million and $4.2 million at September 30, 2006 and December 31, 2005, respectively. Mark-to-market changes of all other derivative instruments are recorded in cost of sales on the consolidated statements of income and offset the mark-to-market changes of the underlying exposures.

There was no material hedge ineffectiveness related to outstanding cash flow hedges recorded in earnings during the three or nine month periods ended September 30, 2006 or 2005.

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

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$19.3	$17.2	$19.1	$12.7
Expense for new warranties	5.2	2.7	15.5	15.3
Adjustments to existing accruals	(0.1)	—	(1.5)	(0.4)
Claims paid	(6.3)	(3.7)	(15.0)	(11.4)

Balance at end of period	$18.1	$16.2	$18.1	$16.2

Note 7: Pension and Other Postretirement Benefit Costs

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Service cost	$7.9	$6.4	$23.8	$19.5
Interest cost	9.9	9.1	30.5	27.8
Expected return on plan assets	(12.6)	(11.2)	(38.1)	(34.2)
Amortization of transition asset	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of prior service cost	0.1	0.2	0.3	0.6
Amortization of actuarial losses, net	2.6	0.6	7.4	4.0

Net periodic benefit cost	$7.8	$5.0	$23.6	$17.4

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Service cost	$0.2	$0.2	$0.4	$0.5
Interest cost	0.2	0.4	0.9	1.4
Amortization of prior service benefit	(0.6)	(0.6)	(2.0)	(1.4)
Amortization of actuarial losses, net	—	(0.2)	—	(0.2)

Net periodic benefit (income) cost	$(0.2)	$(0.2)	$(0.7)	$0.3

For the three and nine months ended September 30, 2006, we made contributions to our pension plans of $1.7 million and $8.4 million, respectively. Substantially all of these contributions were made to the U.K. and Norway qualified pension plans. During the remainder of 2006, we anticipate contributing approximately $25 million to our pension plans, including a $17 million discretionary contribution to our U.S. qualified pension plan.

Note 8: Stock-Based Compensation

On October 1, 2005, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which modified the recognition of share-based compensation by (i) incorporating an estimate of forfeitures in the calculation of current expense and (ii) adjusting the recognition period for new awards that accelerate vesting upon retirement to reflect the lesser of the stated vesting period or the period until the employee becomes retirement eligible. As we previously accounted for our stock-based compensation under the fair value provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the adoption of SFAS No. 123R did not have a significant impact on our financial position or results of operations.

We sponsor a share-based compensation plan and have granted awards primarily in the form of stock options and nonvested stock awards (also known as restricted stock in the plan document). We recognize compensation expense and related income tax benefits for awards under the plan. The recorded amounts for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Stock options	$0.3	$1.0	$1.0	$2.9
Restricted stock	4.7	3.3	13.3	9.0
Other	0.1	0.4	0.9	0.6

Total stock-based compensation expense	$5.1	$4.7	$15.2	$12.5

Income tax benefits related to stock-based compensation expense	$2.0	$1.8	$5.9	$4.9

During the nine months ended September 30, 2006 and 2005, we granted the following restricted stock awards to employees:

(Number of shares in thousands)	2006			2005
	Shares		Weighted- average grant date fair value	Shares	Weighted- average grant date fair value
Time-based	380			548
Performance-based	94	*		—
Market-based	47	*		—

Current year awards through September 30	521		$48.56	548	$33.67

*	Assumes maximum payout

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

In 2006, we also granted restricted stock awards with performance and market conditions. The vesting period for these awards is three years from the grant date.

For current year performance-based awards, total actual payouts may vary from zero to 93,804 shares and will be dependent upon our performance relative to a peer group of companies with respect to EBITDA growth and return on investment for the year ending December 31, 2006. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued Staff Position FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid in capital (“APIC”) pool. During the third quarter of 2006, we elected to adopt the transition guidance for the APIC pool in paragraph 81 of SFAS No. 123R. In subsequent periods, the APIC pool will be increased by tax benefits from stock-based compensation and decreased by tax losses caused when the recorded stock-based compensation for book purposes exceeds the allowable tax deduction. As of September 30, 2006, our APIC pool totaled $24.6 million.

Note 9: Stockholders’ Equity

There were no dividends declared during the nine months ended September 30, 2006 or 2005.

We have been authorized by our Board of Directors to repurchase up to seven million shares of our issued and outstanding common stock. During the nine months ended September 30, 2006 and 2005, we made the following purchases under the buyback program:

(In millions, except share data)	2006		2005
	Shares	$	Shares	$
Total purchased to date – January 1,	1,750,856	$63.9	—	$—
Treasury stock repurchases – first quarter	729,800	35.2	170,700	5.7

Total purchased to date – March 31,	2,480,656	99.1	170,700	5.7
Treasury stock repurchases – second quarter	82,000	5.0	657,356	19.8

Total purchased to date – June 30,	2,562,656	104.1	828,056	25.5
Treasury stock repurchases – third quarter	805,500	47.7	125,000	5.0

Total purchased to date – September 30,	3,368,156	151.8	953,056	30.5
Treasury stock repurchases – fourth quarter	*	*	797,800	33.4

Total purchased to date – December 31,	*	*	1,750,856	$63.9

* - not meaningful

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our employee stock plans. The treasury shares are accounted for using the cost method.

During the nine months ended September 30, 2006, 1.3 million shares were issued in connection with our incentive compensation plan, of which 0.2 million shares were reissued from treasury stock. During the year ended December 31, 2005, 1.2 million shares were issued. No shares were reissued from treasury stock in 2005.

Comprehensive income (loss) consisted of the following:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$61.0	$45.7	$173.5	$75.1
Foreign currency translation adjustments	8.2	8.8	23.3	(18.9)
Net deferral of hedging gains (losses), net of tax	(6.3)	0.5	1.3	—
Unrealized gain on available-for-sale investment, net of tax	—	(9.3)	—	(6.1)
Minimum pension liability adjustments, net of tax	—	(1.5)	—	(0.1)

Comprehensive income	$62.9	$44.2	$198.1	$50.0

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	September 30, 2006	December 31, 2005
Cumulative foreign currency translation adjustments	$(62.3)	$(85.6)
Cumulative deferral of hedging gains, net of tax	5.5	4.2
Cumulative adjustments to minimum pension liability, net of tax	(27.1)	(27.1)

Accumulated other comprehensive loss	$(83.9)	$(108.5)

Note 10: Commitments and Contingent Liabilities

We, along with FMC Corporation, our former parent, are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the Separation and Distribution Agreement entered into between FMC Corporation and us during the spin-off of FMC Technologies from FMC Corporation in 2001, FMC Corporation is required to indemnify us for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. We expect that FMC Corporation will bear responsibility for the majority of these claims. Certain claims of this nature have been asserted subsequent to the spin-off. While the ultimate responsibility for certain of these claims cannot yet be determined due to lack of identification of the products or premises involved, we also expect that FMC Corporation will bear responsibility for a majority of these claims.

In February 2003, we initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. Our court action also names an ABB joint venture as a party; therefore, the other joint venture member, Heerema Zwijndrecht B.V., shares joint and several liability with ABB for the obligations of the joint venture. Although the case was subsequently removed to a federal court in 2004 on a motion by ABB, that court remanded the case back to state court in January 2006. The state court has not yet set a definitive trial date, but the parties have been advised that the court has targeted May 2007 for the beginning of the trial. In April 2006, ABB filed a voluntary pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, to resolve asbestos liability claims. This petition does not seek protection against claims outside of asbestos liability, and would accordingly not encompass the claims arising from the litigation we are pursuing against ABB and the joint venture. This limited bankruptcy petition does not affect our assessment of collectibility of the outstanding claims we have asserted and it should have no detrimental impact on the court proceedings we have initiated.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

We have been working with a customer (BP p.l.c.) to evaluate leaks discovered in subsea manifolds. The leaks were detected in 2006 during the customer’s pressure testing of a subsea system that we delivered in 2004. There were no hydrocarbons present in the system during testing. We believe that the manifolds were built in compliance with industry standards and customer specifications. The testing has not identified any issues with the design or production of the manifolds, and at this time, no claim has been asserted against us.

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

Note 12: Business Segment Information

Segment revenue and segment operating profit

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue
Energy Production Systems	$585.6	$428.2	$1,727.6	$1,297.4
Energy Processing Systems	174.7	132.8	485.8	366.4
Intercompany eliminations	(0.5)	(0.7)	(1.1)	(2.2)

Subtotal Energy Systems	759.8	560.3	2,212.3	1,661.6
FoodTech	113.0	132.5	384.4	383.7
Airport Systems	89.3	85.9	236.7	232.6
Intercompany eliminations	(1.3)	(2.6)	(4.9)	(7.7)

Total revenue	$960.8	$776.1	$2,828.5	$2,270.2

Income before income taxes
Segment operating profit:
Energy Production Systems	$53.4	$16.8	$174.7	$34.9
Energy Processing Systems	27.0	15.2	77.2	35.8

Subtotal Energy Systems	80.4	32.0	251.9	70.7
FoodTech	9.5	8.4	31.6	24.1
Airport Systems	8.5	8.5	15.8	17.2

Total segment operating profit	98.4	48.9	299.3	112.0
Corporate items:
Corporate expense(1)	(8.5)	(7.6)	(23.8)	(21.9)
Other expense, net(2)	(5.0)	(8.9)	(18.6)	(22.7)
Gain on sale of investment(3)	—	25.3	—	25.3
Net interest expense	(1.4)	(1.6)	(5.2)	(4.0)

Total corporate items	(14.9)	7.2	(47.6)	(23.3)

Income before income taxes	83.5	56.1	251.7	88.7
Provision for income taxes	22.5	10.4	80.1	13.6

Income from continuing operations	61.0	45.7	171.6	75.1
Income from discontinued operations, net of tax	—	—	1.9	—

Net income	$61.0	$45.7	$173.5	$75.1

(1)	Corporate expense primarily includes corporate staff expenses.
(2)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, and the impact of unusual transactions not representative of segment operations.
(3)	The Company sold its investment in MODEC, Inc. and recognized a gain of $25.3 million.

Segment operating capital employed and segment assets

(In millions)	September 30, 2006	December 31, 2005
Segment operating capital employed (1):
Energy Production Systems	$693.3	$453.5
Energy Processing Systems	218.5	193.5

Subtotal Energy Systems	911.8	647.0
FoodTech	156.1	166.8
Airport Systems	89.1	85.7

Total segment operating capital employed	1,157.0	899.5
Segment liabilities included in total segment operating capital employed (2)	1,081.6	987.9
Corporate (3)	109.2	208.2

Total assets	$2,347.8	$2,095.6

Segment assets:
Energy Production Systems	$1,387.6	$1,099.7
Energy Processing Systems	350.0	307.9
Intercompany eliminations	(0.6)	(1.1)

Subtotal Energy Systems	1,737.0	1,406.5
FoodTech	343.9	340.2
Airport Systems	157.7	140.7

Total segment assets	2,238.6	1,887.4
Corporate (3)	109.2	208.2

Total assets	$2,347.8	$2,095.6

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO reserves.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment and investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the Securities and Exchange Commission, our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, those described under Risk Factors in Item 1A of our 2005 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2006.

In some cases, forward-looking statements can be identified by such words or phrases as “will likely result,” “is confident that,” “expects,” “should,” “could,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and our outlook based on currently available information. We caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made and involve judgments.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In millions, except %)	Three Months Ended September 30,		Change
	2006	2005	$	%
Revenue	$960.8	$776.1	$184.7	23.8%
Costs and expenses:
Cost of sales	759.1	639.7	119.4	18.7
Selling, general and administrative expense	105.0	91.6	13.4	14.6
Research and development expense	12.6	12.1	0.5	4.1

Total costs and expenses	876.7	743.4	133.3	17.9
Net gain on disposal of assets	1.1	25.4	(24.3)	(95.7)
Minority interests	(0.3)	(0.4)	0.1	(25.0)
Net interest expense	(1.4)	(1.6)	0.2	(12.5)

Income before income taxes	$83.5	$56.1	$27.4	48.8
Provision for income taxes	22.5	10.4	12.1	116.3

Net income	$61.0	$45.7	$15.3	33.5%

Our total revenue for the third quarter of 2006 increased compared to the same period in 2005, reflecting continued growth in our energy businesses. Our Energy Production Systems businesses provided $157.4 million of the $184.7 million increase. We benefited from high demand for equipment and systems, especially subsea systems, used in the major oil and gas producing regions throughout the world. Oil and gas prices, despite reductions in the last quarter, remain high relative to historical levels, creating incentives for investment in the energy industry. The favorable market conditions related to continued strong oil and gas prices drove higher demand in our Energy Processing Systems businesses providing $41.9 million in incremental revenue compared to 2005. Declining demand for equipment by the North American poultry market contributed to a $19.5 million decrease in revenues for our FoodTech segment. Of the increase in total revenue, $15.5 million was attributable to the favorable impact of foreign currency translation.

Cost of sales increased relative to the third quarter of 2005, but gross profit (revenue less cost of sales) increased $65.3 million compared to the third quarter of 2005. Higher sales volume generated most of the increase in profit ($37.5 million), particularly in our Energy Production Systems businesses. In addition, our results for the third quarter of 2005 reflect a $16.0 million charge related to the project with Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”). Gross profit margin improvements in all of our segments relative to 2005 attributable to cost reductions and efficiencies in execution drove the remaining increase in gross profits. The impact of foreign currency translation on gross profit was minimal as the favorable effect on revenue was offset by increases in cost of sales.

Selling, general and administrative expense for the third quarter of 2006 increased compared with the corresponding period in 2005, but declined as a percentage of sales from 11.8% in 2005 to 10.9% in 2006. Higher costs in our Energy Production Systems businesses were primarily responsible for the dollar increase, the result of increased headcount required to support growth in this business segment and higher bid costs. While we have expanded our operations to meet the growing demand, we have been able to reduce expenses as a percentage of sales by leveraging our existing capabilities.

During the third quarter of 2005, we sold an investment in common stock of MODEC, Inc. resulting in a pre-tax gain of $25.3 million.

Net interest expense for the third quarter of 2006 was lower compared to the same period in 2005, primarily as a result of higher interest income.

Our income tax provision for the third quarter of 2006 reflects an effective tax rate of 26.9%. Our income tax provision for the third quarter of 2005 reflected an effective tax rate of 18.5%. The 2005 tax rate included a $5.2 million adjustment for the favorable resolution of U.S. federal income tax audits.

Outlook

We estimate that our full-year 2006 diluted earnings per share will be within the range of $3.20 to $3.25 per share. This estimate excludes income from discontinued operations of $0.03 per share. The section entitled “Operating Results of Business Segments” provides further discussion of our 2006 outlook.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In millions, except %)	Three Months Ended September 30,		Favorable/ (Unfavorable)
	2006	2005	$	%
Revenue
Energy Production Systems	$585.6	$428.2	$157.4	36.8%
Energy Processing Systems	174.7	132.8	41.9	31.6
Intercompany eliminations	(0.5)	(0.7)	0.2	*

Subtotal Energy Systems	759.8	560.3	199.5	35.6
FoodTech	113.0	132.5	(19.5)	(14.7)
Airport Systems	89.3	85.9	3.4	4.0
Intercompany eliminations	(1.3)	(2.6)	1.3	*

Total revenue	$960.8	$776.1	$184.7	23.8%

Segment Operating Profit
Energy Production Systems	$53.4	$16.8	$36.6	217.9%
Energy Processing Systems	27.0	15.2	11.8	77.6

Subtotal Energy Systems	80.4	32.0	48.4	151.3
FoodTech	9.5	8.4	1.1	13.1
Airport Systems	8.5	8.5	—	—

Total segment operating profit	98.4	48.9	49.5	101.2
Corporate Items
Corporate expense	(8.5)	(7.6)	(0.9)	(11.8)
Other expense, net	(5.0)	(8.9)	3.9	43.8
Gain on sale of investment	—	25.3	(25.3)	(100.0)
Net interest expense	(1.4)	(1.6)	0.2	12.5

Total corporate items	(14.9)	7.2	(22.1)	(306.9)

Income before income taxes	83.5	56.1	27.4	48.8
Provision for income taxes	22.5	10.4	(12.1)	(116.3)

Net income	$61.0	$45.7	$15.3	33.5%

*	Not meaningful

Segment operating profit (loss) is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit (loss): corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue of $585.6 million was $157.4 million higher in the third quarter of 2006 compared to the same period in 2005. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Subsea systems revenue of $444.6 million increased by $122.0 million in the third quarter of 2006, primarily from progress on new and ongoing projects located offshore West Africa, the North Sea and offshore Australia. Increased demand for surface wellhead has continued, contributing to the remaining increase, consistent with the trend of high oil and gas prices and high rig activity.

Energy Production Systems generated an operating profit of $53.4 million in third quarter of 2006, an increase of $36.6 million from the same period in 2005. Higher sales volumes contributed $24.4 million in higher gross profit, primarily from subsea systems and includes $4.5 million from the sale of some subsea installation equipment. Our higher gross profit was partially offset by approximately $8.8 million in higher selling and administrative expenses. Our results in 2005 reflected a loss provision of $16.0 million on the Sonatrach contract.

We entered into a $239 million contract to supply an offshore oil loading system to Sonatrach in 2002. Two amendments to the contract were executed in 2004 pertaining to changes in contract scope and value, eventually increasing the ultimate contract value to $252 million.

During 2004 and 2005, we incurred incremental costs in executing the project caused by delays from adverse weather conditions and customer actions as well as problems testing and installing the offshore pipelines and onshore equipment. As a result, we recorded losses on the contract of $54.9 million and $21.4 million in 2005 and 2004, respectively. In fourth quarter 2005, we submitted claims to Sonatrach seeking recovery of costs incurred due to customer invoked work stoppages, work required beyond the contract scope and other customer-caused delays.

In February 2006, we completed final testing of the installed equipment and received customer acceptance in accordance with the contract. Under the terms of the contract, Sonatrach was eligible to invoke penalties for late delivery as the customer acceptance date was beyond the date at which the maximum late penalties could be assessed. In second quarter 2006, we completed negotiations with Sonatrach that resolved these issues and claims. The resolution of these issues resulted in a third contract amendment with Sonatrach increasing the previously amended contract value by $15.0 million. Net of legal and other fees and including other changes in costs, we reported $17.1 million operating profit in Energy Production Systems’ second quarter 2006 results.

For 2006, we are expecting another year of growth in operating profit in our Energy Production Systems business. Our continued expectation of growth is based on our strong backlog of orders and forecasts of favorable market conditions.

Energy Processing Systems

Energy Processing Systems’ revenue was $41.9 million higher for third quarter 2006 compared to the same period in 2005. High oil and gas prices relative to historical levels as well as the continuing strength in land-based drilling activity have driven a high demand for fluid control products, which are sold primarily to service companies. Higher sales volumes in our fluid control business contributed $22.5 million to the segment increase. Additionally, demand for material handling bulk conveying equipment and stronger demand from the mining and construction industry contributed $14.5 million of the increase.

Energy Processing Systems’ operating profit in the third quarter of 2006 increased by $11.8 million compared to the same period in 2005. Approximately $11.2 million of the increase is directly attributable to higher sales volumes while the remaining increase reflects improved pricing and execution/cost efficiencies.

For 2006, we expect Energy Processing Systems to deliver overall growth in operating profit over 2005. Backlog has grown steadily since the second quarter of 2005, and we do not expect the recent declines in oil and gas prices to result in lower activity for the remainder of 2006.

FoodTech

FoodTech’s revenue decreased by $19.5 million in third quarter 2006 compared with the same period in 2005. We are experiencing lower sales of cooking and freezing equipment from our poultry processor customer base, especially compared with the high levels of North American demand experienced in the last half of 2005 and the first half of 2006.

FoodTech’s operating profit increased by $1.1 million in the third quarter of 2006 compared to the same period in 2005, despite the decrease in revenue. This was due to a $1.0 million gain on the sale of property during the third quarter of 2006 and improved operating results from our U.S. citrus business.

We expect FoodTech operating profit for full-year 2006 to increase as compared with 2005 results primarily reflecting higher profits in citrus processing, cooking and freezing equipment.

Airport Systems

Airport Systems’ revenue was $3.4 million higher in the third quarter of 2006 compared with the same period in 2005. This increase reflected $3.0 million in higher international volume in passenger boarding bridge sales.

Airport Systems’ operating profit in third quarter 2006 was flat compared to the same period in 2005 despite the increase in sales. This was primarily due to higher costs in our passenger boarding bridge business caused by temporary supply chain inefficiencies, which offset higher profits from volume growth.

We are projecting 2006 operating profit for Airport Systems to be slightly ahead of 2005 results, which included a $2.7 million gain in 2005 from a land sale, as we expect to see a small increase in demand for ground support equipment, particularly deicers, in the fourth quarter. The airline industry continues to experience high jet fuel and labor costs, constraining capital spending. These factors create pricing pressures and demand constraints in our industry which may inhibit our ability to maintain or grow our profits.

Corporate Items

Our corporate items reduced earnings by $14.9 million in the third quarter 2006 but increased earnings by $7.2 million in 2005. The $22.1 million net increase in expense for 2006 primarily reflects the $25.3 million gain on sale of an investment recorded in the third quarter of 2005. This effect was partially offset by the absence of foreign exchange losses in 2006 and favorable mark to market adjustments in investments for our non-qualified deferred compensation plan in 2006.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

(In millions)	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Energy Production Systems	$423.1	$457.0	$1,804.1	$1,504.1
Energy Processing Systems	210.0	144.1	543.8	432.9
Intercompany eliminations	(0.4)	(0.7)	(0.8)	(1.5)

Subtotal Energy Systems	632.7	600.4	2,347.1	1,935.5
FoodTech	121.1	136.8	403.5	398.2
Airport Systems	99.4	66.4	327.1	216.0
Intercompany eliminations	(2.3)	(1.3)	(5.1)	(6.6)

Total inbound orders	$850.9	$802.3	$3,072.6	$2,543.1

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

(In millions)	Order Backlog
	September 30, 2006	December 31, 2005	September 30, 2005
Energy Production Systems	$1,573.1	$1,496.5	$1,429.4
Energy Processing Systems	272.8	214.9	171.3
Intercompany eliminations	(0.1)	(0.4)	(0.3)

Subtotal Energy Systems	1,845.8	1,711.0	1,600.4
FoodTech	149.2	130.1	157.1
Airport Systems	184.2	93.8	103.2
Intercompany eliminations	(1.6)	(1.4)	(0.8)

Total order backlog	$2,177.6	$1,933.5	$1,859.9

The portion of total backlog at September 30, 2006 that we project will be recorded as revenue after fiscal year 2006 is approximately $1.4 billion.

Energy Production Systems’ order backlog at September 30, 2006 increased relative to December 31, 2005, primarily as a result of orders for subsea systems and the timing of existing project execution. Inbound orders during the nine months ended September 30, 2006 have increased 20% compared to the same period 2005, while orders for the third quarter 2006 have decreased 7% compared to the third quarter 2005. Revenue outpaced orders during third quarter 2006 as compared to 2005. The subsea industry experienced a slower pace in third quarter project awards due to timing of investment decisions, but we expect an increase in orders in the next three to nine months as major project awards are announced. Subsea order backlog at September 30, 2006 included subsea projects associated with all of the major offshore oil and gas producing regions, such as Statoil’s Tyrihans and Tordis projects in the North Sea, and Chevron’s Agbami project offshore West Africa, Frade project offshore Brazil, and Blind Faith in the Gulf of Mexico.

Energy Processing Systems’ order backlog at September 30, 2006 increased by $57.9 million compared to December 31, 2005. The majority of this increase occurred during the third quarter 2006, as a result of a company record $210.0 million in inbound orders, including $20.0 million of orders for our new well service pump with delivery scheduled for 2007. Expansion in land-based drilling activities, interest in our new well service pump and high activity levels related to LNG export/import terminals have driven the growth in inbound orders.

FoodTech’s order backlog at September 30, 2006 increased relative to December 31, 2005. The increase reflects a large cooking system order received early in 2006 that is scheduled for delivery after September 30, 2006 and into 2007. Inbound orders for the quarter were lower than the same period in 2005 reflecting less demand for freezing and cooking equipment, especially from poultry processors, and lower international demand for food processing equipment.

Airport Systems’ order backlog at September 30, 2006 has almost doubled compared with December 31, 2005 backlog, as year to date orders in 2006 have already surpassed orders received in full-year 2005 by almost 10%. More than $40 million in orders received in 2006 reflect orders from the U.S. government, as compared to no orders received by this time in 2005. The majority of the government orders remain in backlog at September 30, 2006 with deliveries anticipated in 2007. Increased orders for Jetway® passenger boarding bridges from North American and international airports are related to airport construction projects which are typically ordered well in advance of the required delivery date. Accordingly, almost 50% of the September 30, 2006 backlog is not expected to be realized until 2007.

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In millions, except %)	Nine Months Ended September 30,		Change
	2006	2005	$	%
Revenue	$2,828.5	$2,270.2	$558.3	24.6%
Costs and expenses:
Cost of sales	2,228.0	1,895.7	332.3	17.5
Selling, general and administrative expense	306.9	271.8	35.1	12.9
Research and development expense	36.5	38.8	(2.3)	(5.9)

Total costs and expenses	2,571.4	2,206.3	365.1	16.5
Net gain on disposal of assets	1.2	30.3	(29.1)	(96.0)
Minority interests	(1.4)	(1.5)	0.1	(6.7)
Net interest expense	(5.2)	(4.0)	(1.2)	30.0

Income before income taxes	$251.7	$88.7	$163.0	183.8
Provision for income taxes	80.1	13.6	66.5	489.0

Income from continuing operations	171.6	75.1	96.5	128.5
Income from discontinued operations, net of tax	1.9	—	1.9	*

Net income	$173.5	$75.1	$98.4	131.0%

*	Not meaningful

Our total revenue for the nine months ended September 30, 2006 increased compared to the same period in 2005, primarily as a result of our energy businesses, which generated $550.7 million of the revenue growth. Our Energy Production Systems businesses, which provided $430.2 million of the increase, benefited from the high demand for equipment and systems, especially subsea systems, used in the major oil and gas producing regions throughout the world. High oil and gas prices relative to historical levels continue to drive demand for our Energy Processing Systems businesses providing $119.4 million in incremental revenue compared to 2005.

Cost of sales increased relative to 2005, but gross profit (revenue less cost of sales) increased $226.0 million compared to 2005. Higher sales volume generated approximately half of the increase ($112.5 million), particularly in our Energy Production Systems businesses. In addition, we recognized income of $15.0 million related to favorable resolution of contract claims for the Sonatrach project during the second quarter of 2006. In the nine months ended September 30, 2005, we recorded charges totaling $54.9 million on the project. Gross profit margin improvements in all of our segments relative to 2005 attributable to cost reductions and efficiencies in execution drove the remaining increase in gross profits.

Selling, general and administrative expense for the nine months ended September 30, 2006 increased compared to the same period in 2005, but declined as a percentage of sales from 12.0% in 2005 to 10.9% in 2006. Higher costs in our Energy Production Systems businesses were primarily responsible for the dollar increase, the result of increased headcount required to support growth in this business segment. While we have expanded our operations to meet the growing demand, we have been able to reduce expenses as a percentage of sales by leveraging our existing capabilities.

During 2005, we sold an investment in common stock of MODEC, Inc. resulting in a pre-tax gain of $25.3 million.

Net interest expense for the nine months ended September 30, 2006 was higher compared to the same period in 2005, primarily as a result of higher average debt levels.

Our income tax provision for the nine months ended September 30, 2006 reflects an effective tax rate of 31.8%. Our income tax provision for the nine months ended September 30, 2005 reflected an effective tax rate of 15.3%. The increase in the effective tax rate reflects higher income in the U.S. in 2006 than in the prior year (due in large part to Sonatrach project losses in 2005) and favorable adjustments in 2005 including $5.2 million related to the resolution of U.S. federal income tax audits and certain other items.

During the second quarter of 2006, we sold certain of our trademarks and recognized $1.9 million in net income from discontinued operations.

OPERATING RESULTS OF BUSINESS SEGMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(In millions, except %)	Nine Months Ended September 30,		Favorable/ (Unfavorable)
	2006	2005	$	%
Revenue
Energy Production Systems	$1,727.6	$1,297.4	$430.2	33.2%
Energy Processing Systems	485.8	366.4	119.4	32.6
Intercompany eliminations	(1.1)	(2.2)	1.1	*

Subtotal Energy Systems	2,212.3	1,661.6	550.7	33.1
FoodTech	384.4	383.7	0.7	0.2
Airport Systems	236.7	232.6	4.1	1.8
Intercompany eliminations	(4.9)	(7.7)	2.8	*

Total revenue	$2,828.5	$2,270.2	$558.3	24.6%

Segment Operating Profit
Energy Production Systems	$174.7	$34.9	$139.8	400.6%
Energy Processing Systems	77.2	35.8	41.4	115.6

Subtotal Energy Systems	251.9	70.7	181.2	256.3
FoodTech	31.6	24.1	7.5	31.1
Airport Systems	15.8	17.2	(1.4)	(8.1)

Total segment operating profit	299.3	112.0	187.3	167.2
Corporate Items
Corporate expense	(23.8)	(21.9)	(1.9)	(8.7)
Other expense, net	(18.6)	(22.7)	4.1	18.1
Gain on sale of investment	—	25.3	(25.3)	(100.0)
Net interest expense	(5.2)	(4.0)	(1.2)	(30.0)

Total corporate items	(47.6)	(23.3)	(24.3)	(104.3)

Income before income taxes	251.7	88.7	163.0	183.8
Provision for income taxes	80.1	13.6	(66.5)	(489.0)

Income from continuing operations	171.6	75.1	96.5	128.5
Income from discontinued operations, net of tax	1.9	—	1.9	*

Net income	$173.5	$75.1	$98.4	131.0%

*	Not meaningful

Energy Production Systems

Energy Production Systems’ revenue was $430.2 million higher for the nine months ended September 30, 2006 compared to the same period in 2005. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Subsea systems revenue of $1.3 billion increased by $280.7 million in 2006 compared to the same period in 2005. Subsea volumes increased primarily as a result of progress on new and ongoing projects located offshore West Africa, the North Sea, in the Gulf of Mexico and offshore Brazil. Surface wellhead demand has increased year-over-year, consistent with the trend of higher oil and gas prices and high rig activity. Floating production systems revenue increased by $52.9 million, driven by a number of new turret mooring projects.

Energy Production Systems generated an operating profit of $174.7 million through the third quarter of 2006, an increase of $139.8 million from the same period in 2005. This increase was driven by $75.1 million in higher sales volumes (particularly subsea systems), the impact of $54.9 million of loss provision in 2005 on the Sonatrach contract, and the impact of settling claims with Sonatrach which provided $17.1 million in profit in 2006. These earnings were offset by $23.2 million in higher selling, general and administrative expenses. The Energy Production Systems discussion under the heading entitled “Operating Results of Business Segments – Three Months Ended September 30, 2006 and 2005” provides further information related to the Sonatrach contract.

Energy Processing Systems

Energy Processing Systems’ revenue increased $119.4 million for the nine months ended September 30, 2006 compared to the same period in 2005. Segment revenues benefited from strong oil and gas prices as well as the continuing strength in land-based drilling activity. These factors contributed to fluid control revenues increasing by $54.5 million compared to 2005, driven by higher demand for WECO®/Chiksan® equipment, which are sold primarily to service companies, along with an increased demand for pump oil and gas products. Continued progress on bulk conveying projects inbound in 2005 and higher demand for other material handling products have contributed $30.7 million to the increase in revenue. Sales of loading systems increased by $22.7 million, reflecting demand for LNG loading arms.

Energy Processing Systems’ operating profit in the nine months ended September 30, 2006 increased $41.4 million compared to the same period in 2005. Strong demand for fluid control WECO®/Chiksan® equipment, LNG loading arms and other products contributed $30.6 million of the increase. Production cost reductions and improved operating efficiency contributed $18.7 million to the increase in profitability. Offsetting these increases were higher selling, general and administrative expenses resulting from higher business activity.

FoodTech

FoodTech’s revenue for the nine months ended September 30, 2006 was essentially flat compared to the same period in 2005. Higher volumes from poultry processing demand in the first half of 2006 compared to 2005 were eroded in the third quarter of 2006 as the impact of the Avian flu on the poultry export market has impacted our customer spending.

FoodTech’s operating profit increased by $7.5 million in the nine months ended September 30, 2006 compared to the same period in 2005. The increase in operating profit was generated by improved operating results from our U.S. citrus business in 2006, as well as the impact from delivering a different mix of products and services in our cooking and freezing businesses which generated $2.0 million in higher profits without an increase in sales.

Airport Systems

Airport Systems’ revenue for the nine months ended September 30, 2006 was $4.1 million higher compared with the same period in 2005. Higher airport services revenue of $4.8 million from both new and existing airport customers and $4.5 million in higher volumes of passenger boarding bridge sales, particularly internationally, drove the increase in revenue. Fewer deliveries of ground support equipment partially offset the increase.

Airport Systems’ operating profit in the nine months ended September 30, 2006 decreased by $1.4 million compared with the same period in 2005. Higher profits from airport services were the main driver of profitability this year; however, the absence of a $2.7 million gain recorded in 2005 on a land sale created a net decrease in profits year over year.

Corporate Items

Our corporate items reduced earnings by $47.6 million in the nine months ended September 30, 2006 compared to $23.3 million in 2005. The $24.3 million net increase in expense primarily reflects the $25.3 million gain on sale of an investment recorded in the third quarter of 2005. The absence of $5.4 million in foreign exchange losses incurred in 2005 was mostly offset by higher stock-based and other incentive compensation.

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations and, when needed, through various credit facilities.

Our net debt at September 30, 2006 and December 31, 2005 was $164.1 million and $103.0 million, respectively. Net debt is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net debt.

(In millions)	September 30, 2006	December 31, 2005
Cash and cash equivalents	$58.7	$152.9
Short-term debt and current portion of long-term debt	(5.1)	(3.3)
Long-term debt, less current portion	(217.7)	(252.6)

Net debt	$(164.1)	$(103.0)

The increase in net debt was primarily due to the repurchase of our common stock and capital expenditures supporting capacity expansion, particularly in our Energy Production Systems segment.

Cash Flows

Cash provided by operating activities of continuing operations was $95.2 million for the nine months ended September 30, 2006 compared to $34.7 million in cash required by operating activities for the nine months ended September 30, 2005. Cash provided by net income excluding non-cash items was $278.9 million in 2006. We utilized $140.8 million to build inventories in order to meet growing demand, particularly in our Energy Production Systems businesses. Higher revenues resulted in $82.1 million in cash consumption related to higher customer receivables, which were offset by $57.4 million in cash provided by advance payments. Our working capital balances can vary significantly quarter to quarter depending on the payment terms and timing of delivery on key contracts.

Cash required by investing activities was $101.5 million for the nine months ended September 30, 2006 compared to $33.0 million in cash provided by investing activities in the nine months ended September 30, 2005. The increase in net cash required by investing activities reflects investment in production facilities, principally for Energy Production Systems. In 2005, we disposed of an equity investment which provided $74.4 million in net proceeds.

Cash required by financing activities was $88.8 million for the nine months ended September 30, 2006 compared to $20.9 million in cash provided by financing activities for the nine months ended September 30, 2005. Our significant financing activities for the nine months ended September 30, 2006 included cash outflows of $87.9 million for the repurchase of outstanding common stock, compared to $30.5 million in the nine months ended September 30, 2005. Further, we paid down $35.3 million in long-term debt in 2006.

Debt and Liquidity

The following is a summary of our credit facilities at September 30, 2006:

(In millions) Description	Commitment amount	Debt outstanding	Commercial paper outstanding	Letters of credit	Unused capacity	Maturity
			(a)	(b)
Five-year revolving credit facility	$250.0	$—	$—	$16.1	$233.9	November 2010
Five-year revolving credit facility	370.0	208.0	—	—	162.0	November 2010
Three-year revolving credit facility	17.9	—	—	—	17.9	December 2008

	$637.9	$208.0	$—	$16.1	$413.8

(a)	Our available capacity under our $250 million five-year revolving credit facility is reduced by any outstanding commercial paper.
(b)	The $250 million five-year revolving credit facility allows us to obtain a total of $150.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with this facility.

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

In October 2006, we reduced our commitment amount for the three-year revolving credit facility from 20 million Canadian dollars to 5 million Canadian dollars.

Under the commercial paper program, and subject to available capacity under our $250 million committed revolving credit facility, we have the ability to access up to $250.0 million of short-term financing through our commercial paper dealers.

Outlook

For 2006, we estimate capital expenditures will be approximately $125 - $130 million. We intend to contribute $25 million to our qualified pension plans in the fourth quarter of 2006.

We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

We plan to meet our cash requirements in 2006 with cash generated from operations and availability under our credit facilities.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2006, there were no material changes in critical accounting estimates that resulted in a significant impact on our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental quantitative and qualitative disclosures about uncertain tax positions. Under FIN No. 48, a tax position that meets a more likely than not recognition threshold, based solely on the technical merits of the position, will be recognized in the financial statements. The tax position will be measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. Additionally, FIN No. 48 requires a tabular presentation of potential tax benefits unrecognized at the beginning and end of the year that includes a listing of the significant changes during the year. The guidance is effective for the first fiscal year beginning after December 15, 2006 (our 2007 fiscal year), and the impact of adoption will be recorded as a cumulative effect of a change in accounting principle against our retained earnings balance as of the adoption date. We have not yet determined the effect that the adoption of FIN No. 48 will have on our results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. We have not yet determined the effect that the adoption of SFAS No. 157 will have on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the consolidated balance sheet and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of a plan’s assets and its obligations that determine its funded status as of the date of the consolidated balance sheet. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 (our 2006 fiscal year) and is effective for the measurement date provisions for fiscal years ending after December 15, 2008. Since we measure our plan assets and obligations on an annual basis, we will not be able to determine the impact the adoption of SFAS No. 158 will have on our financial position until the end of the fiscal year when the valuation is completed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. We have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the evaluation for the quarter ended September 30, 2006, we did not identify any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of September 30, 2006, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Chicago, Illinois

October 26, 2006

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2003, we initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. Our court action also names an ABB joint venture as a party; therefore, the other joint venture member, Heerema Zwijndrecht B.V., shares joint and several liability with ABB for the obligations of the joint venture. Although the case was subsequently removed to a federal court in 2004 on a motion by ABB, that court remanded the case back to state court in January 2006. The state court has not yet set a definitive trial date, but the parties have been advised that the court has targeted May 2007 for the beginning of the trial. In April 2006, ABB filed a voluntary pre-packaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code, as amended, to resolve asbestos liability claims. This petition does not seek protection against claims outside of asbestos liability, and would accordingly not encompass the claims arising from the litigation we are pursuing against ABB and the joint venture. This limited bankruptcy petition does not affect our assessment of collectibility of the outstanding claims we have asserted and it should have no detrimental impact on the court proceedings we have initiated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company had no unregistered sales of equity securities during the three months ended September 30, 2006. The following table summarizes repurchases of our common stock during the three months ended September 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
July 1, 2006 – July 31, 2006	7,350	$61.73	—	4,437,344
August 1, 2006 – August 31, 2006	345,170	$62.17	342,200	4,095,144
September 1, 2006 – September 30, 2006	464,130	$57.04	463,300	3,631,844

Total	816,650	$59.25	805,500	3,631,844

(a)	Of the 816,650 shares purchased in third quarter 2006, 805,500 shares were purchased pursuant to the share repurchase program described in note (b) below and 11,150 were purchased by an employee benefit trust at the direction of participants in the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, the trust sold 6,330 shares of registered common stock held during the three months ended September 30, 2006.
(b)	In 2005, we announced a plan to repurchase shares of our outstanding common stock, pursuant to a repurchase program approved by our Board of Directors. Under this program, we were authorized to repurchase up to two million shares of common stock through open market purchases. In February 2006, the Board of Directors approved the repurchase of up to an additional five million shares of common stock.

ITEM 6. EXHIBITS

(a)	Exhibits

Number in Exhibit Table	Description
15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC. (Registrant)

/s/ Ronald D. Mambu
Ronald D. Mambu Vice President, Controller, and duly authorized officer (Principal Accounting Officer)

Date: October 26, 2006

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