Form 10-K
period 2006-12-31
FMC TECHNOLOGIES INC
filed 2007-03-01
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT’S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, DETERMINED BY MULTIPLYING THE OUTSTANDING SHARES ON JUNE 30, 2006, BY THE CLOSING PRICE ON SUCH DAY OF $67.46 AS REPORTED ON THE NEW YORK STOCK EXCHANGE, WAS $2,819,774,842.*

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF FEBRUARY 16, 2007 WAS 67,556,965.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for the 2007 Annual Meeting of Stockholders	Part III

*	Excludes 26,723,691 shares of the registrant’s Common Stock held by directors, officers and holders of more than 5% of the registrant’s Common Stock as of June 30, 2006. Exclusion of shares held by any person should not be construed to indicate that such person or entity possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person or entity is controlled by or under common control with the registrant.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a global provider of technology solutions for the energy industry and other industrial markets. We design, manufacture and service technologically sophisticated systems and products such as subsea production and processing systems, surface wellhead production systems, high pressure fluid control equipment, measurement solutions, and marine loading systems for the oil and gas industry. We also produce food processing equipment for the food industry and specialized equipment to service the aviation industry. Our business segments are Energy Systems (comprising Energy Production Systems and Energy Processing Systems), FoodTech and Airport Systems. Financial information about our business segments is incorporated herein by reference from Note 17 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

We were incorporated in November 2000 under Delaware law and were a wholly owned subsidiary of FMC Corporation until our initial public offering in June 2001, when 17% of our common stock was sold to the public. On December 31, 2001, FMC Corporation distributed its remaining 83% ownership of our stock to FMC Corporation’s stockholders in the form of a dividend. Our principal executive offices are located at 1803 Gears Road, Houston, Texas 77067. As used in this report, except where otherwise stated or indicated by the context, all references to “FMC Technologies,” “we,” “us,” or “our” are to FMC Technologies, Inc. and its consolidated subsidiaries.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.fmctechnologies.com, under “Investor Center – SEC Filings.” Our Annual Report on Form 10-K for the year ended December 31, 2006, is also available in print to any stockholder free of charge upon written request submitted to Jeffrey W. Carr, General Counsel and Secretary, FMC Technologies, Inc., 1803 Gears Road, Houston, Texas, 77067.

Throughout this Annual Report on Form 10-K, we incorporate by reference certain information from our Proxy Statement for the 2007 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We provide stockholders with an annual report containing financial information that has been examined and reported upon, with an opinion expressed thereon by an independent registered public accounting firm. On or about April 2, 2007, our Proxy Statement for the 2007 Annual Meeting of Stockholders will be available on our website under “Investor Center – SEC Filings.” Similarly, our 2006 Annual Report to Stockholders will be available on our website under “Investor Center – Financial Information.”

BUSINESS SEGMENTS

Energy Production Systems

Energy Production Systems designs and manufactures systems and provides services used by oil and gas companies involved in land and offshore, including deepwater, exploration and production of crude oil and gas. Our production systems control the flow of oil and gas from producing wells. We specialize in offshore production systems and have manufacturing facilities near most of the world’s principal offshore oil and gas producing basins. We market our products primarily through our own technical sales organization. This segment includes subsea production systems, surface production systems and separation systems. In December 2006, we completed the sale of our Floating Systems business which supplied turret and mooring systems, riser systems and buoys for a broad range of marine and subsea projects. As a result of the sale, management’s discussion and analysis in Item 7 and our financial statements presented in Item 8 of this Annual Report on Form 10-K have been revised for all periods presented to reflect Floating Systems as a discontinued operation. Energy Production Systems revenue comprised approximately 59%, 56% and 50% of the Company’s consolidated revenue in 2006, 2005 and 2004, respectively.

Principal Products and Services

Subsea Production Systems. Subsea systems represented approximately 47%, 45%, and 40% of our consolidated revenues in 2006, 2005, and 2004, respectively. Our systems are used in the offshore production of crude oil and natural gas. Subsea systems are placed on the seafloor and are used to control the flow of crude oil and natural gas from the reservoir to a host processing facility, such as a floating production facility, a fixed platform, or an onshore facility. Our subsea equipment is remotely controlled by the host processing facility.

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

The development of our integrated subsea systems usually includes initial engineering design studies, subsea trees, control systems, manifolds, seabed template systems, flowline connection and tie-in systems, installation and workover tools, and subsea wellheads. In order to provide these systems and services, we utilize engineering, project management, global procurement, manufacturing, assembly and testing capabilities. Further, we provide service technicians for installation assistance and field support for commissioning, intervention and maintenance of our subsea systems throughout the life of the oilfield. Additionally, we provide tools such as our riserless light well intervention system for certain well workover and intervention tasks.

Surface Production Systems. In addition to our subsea systems that control the flow of oil and natural gas from deepwater locations, we provide a full range of surface wellheads and production systems for both standard service and critical service applications. Surface production systems, or trees, are used to control and regulate the flow of oil and gas from the well. Our surface products and systems are used worldwide on both land and offshore platforms and can be used in difficult climatic conditions, such as arctic cold or desert high temperatures. In 2006, we acquired a thermal wellhead product line that can be used by customers for the extraction of heavy oil from oil sands. We support our customers through leading engineering, manufacturing, field installation support, and aftermarket services. Surface products and systems represented approximately 12%, 11%, and 9% of our consolidated revenues in 2006, 2005, and 2004, respectively.

Separation Systems. CDS Engineering (“CDS”) designs and manufactures systems that separate production flows from wells into oil, gas and water. CDS’s separation technology improves upon conventional separation technologies by moving the flow in a spiral, spinning motion. This causes the elements of the flow stream to separate more efficiently. These systems are currently capable of operating on surface systems onshore or on offshore facilities, and we anticipate successful subsea operation in 2007. We are a majority shareholder of CDS and have a commitment to acquire 45% of the minority interest in 2009 and the remaining 4.95% interest in CDS in 2011.

Status of Product Development

We continue to advance the development of subsea separation processing technologies through our CDS subsidiary. Subsea processing is an emerging technology in the industry, which we believe offers considerable benefits to the oil and gas producer, enabling a more rapid and cost-efficient approach to separation. First, if separation is performed on the seabed, the hydrostatic pressure of the fluid going from the seabed to the surface is reduced, allowing the well to flow more efficiently, accelerating production and enabling higher recoveries from the subsea reservoir. Also, it can significantly reduce the capital investment required for floating vessels or platforms, since the integration of processing capabilities will not be required. In 2005, we received a contract to introduce this technology commercially with Statoil’s Tordis field in the North Sea, and we expect the system to be operational by the end of 2007. A newer enhancement to separation technology, inline separation, adds the efficient design of a small pipe to separate the oil and gas during production. Inline separators will be a cost-effective option in a number of surface and subsea applications, requiring only 20% of the weight and space required by most conventional separator systems.

Another subsea processing technology we believe will serve this industry in the future is gas compression in subsea applications. Subsea gas compression allows the operator to maintain gas production as the reservoir pressure declines. It also boosts gas pressure and allows for transportation of the gas to shore without the need for surface facilities. We are currently developing a subsea gas compression system suitable for large pressure ratios and volume flow.

To address the problem of servicing wells in production we developed Riserless Light Well Intervention (“RLWI”). RLWI is a fully robotic system that allows operators to “workover” a well, including maintenance, repairs or other downhole operations, from a dynamically positioned vessel. This system uses equipment connected to the surface vessel by only an umbilical line rather than through a heavy and expensive riser. In 2006, we began installing this technology on wellheads as deep as 1,815 feet. We expect to refine the technology further to allow functionality in deeper water.

We have also continued development of an all-electric subsea production system. An all-electric subsea system allows for more efficient production in ultra-deep waters than conventional systems which rely on hydraulics. We hold patents related to an all-electric subsea tree and have developed an innovative, low-voltage all-electric subsea prototype of electric actuators that has been operating at Statoil’s Statfjord North and East Fields offshore Norway since 2001, resulting in higher than expected production increases. In 2006, we completed installation of an all-electric subsea control module at Statoil’s Norne Field in the North Sea. This conversion of a production manifold to an all-electric operation is an important advancement of this subsea production system technology.

Capital Intensity

Most of the systems and products that we supply for subsea applications are highly engineered to meet the unique demands of our customers and are typically ordered one or two years prior to installation. We commonly receive advance and progress payments from our customers in order to fund our working capital requirements. In addition, due to factors such as higher engineering content and our manufacturing strategy of outsourcing certain low value-added manufacturing activities, we believe that our Energy Production Systems business is less capital intensive than our competitors’ businesses.

Dependence on Key Customers

Generally, our customers in this segment are major integrated oil or exploration and production companies. No single Energy Production Systems customer accounts for more than 10% of our annual consolidated revenue.

With our integrated systems for subsea production, we have aggressively pursued alliances with oil and gas companies that are actively engaged in the subsea development of crude oil and natural gas. Development of subsea fields, particularly in deepwater environments, involves substantial capital investments by our customers. Our customers have sought the security of alliances with us to ensure timely and cost-effective delivery of subsea and other energy-related systems that provide an integrated solution to their needs. Our alliances establish important ongoing relationships with our customers. While our alliances do not always contractually commit our customers to purchase our systems and services, they have historically led to, and we expect that they will continue to result in, such purchases. The loss of one or more of our significant oil and gas company customers could have a material adverse effect on our Energy Production Systems business segment.

Competition

Energy Production Systems competes with other companies that supply subsea systems, surface production equipment, and separation systems, and with smaller companies that are focused on a specific application, technology or geographical niche in which we operate. Companies such as Cameron International Corporation, Vetco Gray, Aker Kværner ASA, and Wood Group compete with us in the marketplace across our various product lines.

Some of the factors on which we compete include reliability, cost-effective technology, execution, and delivery. Our competitive strengths include our intellectual capital, experience base and breadth of technologies and products that enable us to design a unique solution for our customers’ project requirements while incorporating standardized components to contain costs. Our deepwater expertise, experience and technology help us to maintain a leadership position in subsea systems.

Energy Processing Systems

Energy Processing Systems designs, manufactures and supplies technologically advanced high pressure valves and fittings for oilfield service customers. We also manufacture and supply liquid and gas measurement and transportation equipment and systems to customers involved in the production, transportation and processing of crude oil, natural gas and petroleum-based refined products. We sell to the end user through authorized representatives, distributor networks and our own technical sales organization. The segment’s products include fluid control, measurement solutions, loading systems, material handling systems and blending and transfer systems. Energy Processing Systems revenue comprised approximately 18%, 17% and 19% of our consolidated revenue in 2006, 2005 and 2004, respectively.

Principal Products and Services

Fluid Control. We design and manufacture flowline products, under the WECO®/Chiksan® trademarks, and pumps and valves used in well completion and stimulation activities by major oilfield service companies, such as Schlumberger Limited, BJ Services Company, Halliburton Company and Weatherford.

Our flowline products are used in equipment that pumps corrosive and/or erosive fluid into a well during the well construction or stimulation process. Our reciprocating pump product line includes duplex, triplex and quintuplex pumps utilized in a variety of applications. The performance of this business typically rises and falls with variations in the active rig count throughout the world.

Measurement Solutions Systems. Our measurement systems provide solutions for use in custody transfer of crude oil, natural gas and refined products. We combine advanced measurement technology with state-of-the-art electronics and supervisory control systems to provide the measurement of both liquids and gases for purposes of verifying ownership and determining revenue and tax obligations. Our Smith Meter product lines are well-established in the industry. We are one of only a few suppliers of multi-path, ultrasonic flow meters for custody transfer of petroleum liquids and natural gas.

Loading Systems. We provide land and marine-based fluid loading and transfer systems primarily to the oil and gas industry. Our systems are capable of loading and offloading marine vessels transporting a wide range of fluids, such as crude oil, liquefied natural gas and refined products. While these systems are typically constructed on a fixed jetty platform, we have also developed advanced loading systems that can be mounted on a vessel or structure to facilitate ship-to-ship or tandem loading and offloading operations in open seas or exposed locations.

Material Handling Systems. We provide material handling systems, including bulk conveying systems to the power generation industry. We provide innovative solutions for conveying, feeding, screening and orienting bulk product for customers in industries as diverse as, for instance, mining, food processing, pharmaceutical packaging and automobile assembly. Our process, engineering, mechanical design and project management expertise enable us to execute these projects on a turnkey basis.

Blending and Transfer Systems. We provide engineering, design and construction management services in connection with the application of blending technology, process controls and automation for manufacturers in the lubricant, petroleum, additive, fuel and chemical industries.

Dependence on Key Customers

No single Energy Processing Systems customer accounts for more than 10% of our annual consolidated revenue.

Competition

Energy Processing Systems currently has the first or second largest market share for its primary products and services. Some of the factors upon which we compete include technological innovation, reliability and product quality. Energy Processing Systems competes with a number of companies primarily in the gas and liquid custody transfer, high-pressure pumping services, and fluid loading and transfer systems industries.

FoodTech

Principal Products and Services

FoodTech designs, manufactures and services technologically sophisticated food processing and handling systems used primarily for fruit juice production, frozen food production, shelf-stable food production and convenience food preparation for the food industry. We market our systems through our own technically oriented sales and marketing personnel and, in some cases, through independent distributors and sales representatives. We have customers and business operations throughout the world, and FoodTech’s equipment is used in more than 100 countries. We serve these markets through our principal production facilities in the United States (Ohio, California and Florida), Belgium, Brazil, and Sweden. FoodTech revenue comprised approximately 14%, 17% and 20% of our consolidated revenue in 2006, 2005 and 2004, respectively.

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

We also manufacture and supply an array of equipment and services that enable us to provide integrated systems for the processing of a variety of convenience foods. Our products include coating and cooking systems, portioners, such as our water jet portioners, and continuous batter-breading, frying and oven-cooking equipment. In addition, we supply complete processing lines for the production of french fries and potato chips.

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

Competition

FoodTech competes with a variety of local and regional companies typically focused on a specific application, technology or geographic area, and with a few large multinational companies. In each of our markets we have the first or second largest market share. Some of the factors upon which we compete include technology, system integration, high product quality and reliability, safety and quality aftermarket services. Our ability to source from multiple locations around the world helps us to respond to the market conditions that affect the industries we serve, which we believe provides an advantage over local or regional companies. Our continuing presence with our installed base of products and systems and our aftermarket business enables us to tailor and apply our development efforts to fit our customers’ specific requirements.

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

Airport Systems

Principal Products and Services

Airport Systems is a global supplier of passenger boarding bridges, cargo loaders, and other ground support products, as well as airport management services. We design, manufacture and service technologically advanced equipment and systems primarily for commercial airlines, air freight companies, and airport authorities. These products are sold and marketed through our own technically oriented sales force as well as through independent distributors and sales representatives. Our products are in operation in more than 70 countries around the world. Airport Systems revenue comprised approximately 9%, 10% and 11% of our consolidated revenue in 2006, 2005 and 2004, respectively.

Our Jetway® passenger boarding bridges provide passengers access from the aircraft to the terminal. In addition to passenger boarding bridges, we supply preconditioned air, potable water and power conversion systems.

We also supply cargo loaders to commercial airlines, air freight service providers, ground handlers, and the U.S. Air Force. Our cargo loaders service wide-body jet aircraft and can be configured to lift up to 30 tons. We also service the growing narrow-body aircraft market with the RampSnake® automated baggage loader. Since 2000, we have been supplying the U.S. Air Force with a cargo loader designed specifically for military applications, commonly referred to today as the Halvorsen loader. Additionally, we will begin providing trailer mounted and diesel air conditioner units to the U.S. Air Force in 2007. U.S. government procurement funding authorization determines the quantity ordered each year. We are actively pursuing the expansion of the market for Halvorsen loaders beyond the U.S. Air Force by marketing this unit to international customers. We provide other ground support equipment, such as deicers and push-back tractors. We provide airport services which offer the customer centralized management of maintenance for airport facilities, passenger boarding bridges, ground support equipment and baggage systems. We also provide automated guided vehicles used in a variety of industries.

Government Contracts

U.S. defense contracts may be terminated unilaterally at the option of the U.S. government with compensation for work completed and costs incurred. Contracts with the U.S. government are subject to special laws and regulations, noncompliance with which could result in various sanctions.

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

Research and Development

We are engaged in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet specific customer needs and the development of new products, processes and services. A large part of our product development spending in the past has focused on the standardization of our subsea and surface product lines. With standardized products, we can minimize engineering content, improve inventory utilization, and reduce cost through value engineering. Additional financial information about Company-sponsored research and development activities is incorporated herein by reference from Note 17 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Patents, Trademarks and Other Intellectual Property

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our businesses. As part of our ongoing research and development, we seek patents when appropriate for new products and product improvements. We have approximately 1,500 issued patents and pending patent applications worldwide. Further, we license intellectual property rights to or from third parties. We also own numerous U.S. and foreign trademarks and trade names and have approximately 500 registrations and pending applications in the United States and abroad.

We vigorously defend against infringement or misappropriation of our patents and other intellectual property assets. We have initiated litigation in cases where we believe that the patents we have obtained for our technological developments, such as our innovative subsea technology, have been infringed by others. We do not believe, however, that the loss of any one patent, trademark, or license or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

Employees

As of December 31, 2006, we had approximately 11,000 full-time employees; approximately 5,400 in the United States and 5,600 in non-U.S. locations. Only a small percentage of our U.S. employees are represented by labor unions. During 2006, we negotiated a new agreement with the bargaining unit in Erie, Pennsylvania, representing approximately 92 employees in our Energy Processing Systems business segment. Negotiations were completed in a timely and satisfactory manner and we believe relations with this organization, and our other labor organizations, are good. We have no union contracts scheduled to expire during 2007.

Financial Information about Geographic Areas

The majority of our consolidated revenue and segment operating profit are generated in markets outside of the United States. Energy Production Systems and Energy Processing Systems revenue is dependent upon worldwide oil and gas exploration and production activity. FoodTech serves a global market, with sales to customers in North America, Europe, Asia and Latin America. Financial information about geographic areas is incorporated herein by reference from Note 17 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

The demand for our FoodTech systems, equipment and services is affected by factors such as consumer demand for processed and frozen foods, conditions in the agricultural sector affecting prices and public perception of food safety and contamination. Adverse weather conditions can have significant impacts on profits in the agricultural industry which directly impact demand for FoodTech systems and services. The magnitude and/or duration of the impact of severe weather conditions on the industry are difficult to predict. Furthermore, Airport Systems customers include airport authorities, ground handlers, domestic and international commercial airlines, and air freight companies. The profitability of companies in these industries is influenced by factors including jet fuel prices and the level of passenger and air freight activity. Changes in business strategies and capital spending levels in the airline industry due to changes in international, national, regional and local economic conditions, war, political instability and terrorism (and the threat thereof) may have a detrimental impact on demand for our systems and services.

•	The industries in which we operate or have operated expose us to potential liabilities arising out of the installation or use of our systems that could adversely affect our financial condition.

Our Energy Systems businesses operate in an industry that is subject to equipment defects, malfunctions and failures, equipment misuse and natural disasters, the occurrence of which may result in uncontrollable flows of gas or well fluids, fires and explosions. Our FoodTech businesses supply machinery and equipment for use in food processing and handling, which creates potential exposure to personal injury and product liability claims. In addition, our Airport Services businesses supply machinery and equipment used in airports all over the world, which could expose us to substantial liability for personal injury, wrongful death, product liability, commercial claims, property damage, pollution and other environmental damages. Although we have obtained insurance against many of these risks, we cannot assure you that our insurance will be adequate to cover our liabilities. Further, we cannot assure you that insurance will generally be available in the future or, if available, that premiums will be commercially justifiable. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations or financial condition could be materially adversely affected.

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

We operate manufacturing facilities in 18 countries outside of the United States, and approximately 70% of our 2006 revenue was generated internationally. Instability and unforeseen changes in the international markets in which we conduct business, including economically and politically volatile areas such as North Africa, West Africa, the Middle East, Latin America and the Asia Pacific region, could cause or contribute to factors that could have an adverse effect on the demand for our systems and services, our financial condition or our results of operations. These factors include:

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

We depend on our senior executive officers and other key personnel. The loss of any of these officers or key management could adversely impact our business if we are unable to implement key strategies or transactions in their absence. In addition, competition for qualified employees among companies that rely heavily on engineering and technology (as we do) is intense. The loss of qualified employees or an inability to attract, retain and motivate additional highly skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully and develop marketable products and services.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own our executive offices in Houston, Texas and lease our executive offices in Chicago, Illinois. We operate 33 manufacturing facilities in 19 countries.

We believe our properties and facilities meet present requirements and are in good operating condition and that each of our significant manufacturing facilities is operating at a level consistent with the requirements of the industry in which it operates.

The significant production properties for the Energy Production Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Houston, Texas	390,000	Owned
International:
Rio de Janeiro, Brazil	505,000	Owned
Edmonton, Canada	82,000	Leased
*Sens, France	185,000	Owned
Jakarta, Indonesia	44,000	Owned
Collecchio, Italy	34,000	Leased
Johor Darul Takzim, Malaysia	66,000	Leased
Nusajaya, Malaysia	164,000	Owned
Arnhem, The Netherlands	14,000	Owned
*Kongsberg, Norway	657,000	Leased
Dunfermline, Scotland	152,000	Owned
Singapore	247,000	Owned
Maracaibo, Venezuela	60,000	Owned

*	These facilities are production properties for both Energy Production Systems and Energy Processing Systems.

The significant production properties for the Energy Processing Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Tupelo, Mississippi	330,000	Owned
Erie, Pennsylvania	240,000	Owned
Stephenville, Texas	300,000	Owned
International:
Ellerbek, Germany	200,000	Owned

The significant production properties for the FoodTech operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Madera, California	250,000	Owned
Lakeland, Florida	225,000	Owned
Northfield, Minnesota	50,000	Owned
Sandusky, Ohio	140,000	Owned
Newberg, Oregon	101,000	Leased
International:
St. Niklaas, Belgium	289,000	Owned
Araraquara, Brazil	125,000	Owned
Ningbo City, China	29,000	Leased
Parma, Italy	72,000	Owned
Helsingborg, Sweden	227,000	Owned/Leased

The significant production properties for the Airport Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Orlando, Florida	253,000	Owned
Chalfont, Pennsylvania	67,000	Leased
Ogden, Utah	220,000	Owned/Leased
International:
Leicestershire, England	15,000	Leased
Juarez, Mexico	33,000	Leased
Madrid, Spain	258,000	Owned

ITEM 3.	LEGAL PROCEEDINGS

In February 2003, we initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. Our court action also named an ABB joint venture as a party; therefore, the other joint venture member, Heerema Zwijndrecht B.V., would share joint and several liability with ABB for the obligations of the joint venture. In December 2006, we incurred expense of $1.7 million to settle all claims and legal fees related to this dispute and the action was dismissed.

We are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the Separation and Distribution Agreement with FMC Corporation (“FMC”), which contains key provisions relating to our 2001 spin-off from FMC, FMC is required to indemnify us for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. We expect that FMC will bear responsibility for the majority of these claims. Claims of this nature have also been asserted subsequent to the spin-off. While the ultimate responsibility for all of these claims cannot yet be determined due to lack of identification of the products or premises involved, we also expect that FMC will bear responsibility for a majority of these claims initiated subsequent to the spin-off.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Form 10-K.

Executive Officers of the Registrant

The executive officers of the Company, together with the offices in the Company currently held by them, their business experience and their ages as of February 22, 2007, are as follows:

Name	Age	Office, year of election and other information for past five years
Joseph H. Netherland	60	Chairman and Chief Executive Officer (2006); Chairman, President and Chief Executive Officer (2001)
Peter D. Kinnear	59	President and Chief Operating Officer (2006); Executive Vice President (2004); Vice President (2001)
William H. Schumann, III	56	Senior Vice President and Chief Financial Officer (2001); Treasurer (2002-2004)
Charles H. Cannon, Jr.	54	Senior Vice President (2004); Vice President and General Manager—FoodTech and Airport Systems (2001)
John T. Gremp	55	Executive Vice President – Energy Systems (2007); Vice President and Group Manager – Energy Production (2004), General Manager (2002)
Tore H. Halvorsen	52	Senior Vice President – Global Subsea Production Systems (2007); Vice President – Subsea Systems Eastern Hemisphere (2004); Managing Director of FMC Kongsberg Subsea AS (1994)
Robert L. Potter	56	Senior Vice President – Energy Processing and Global Surface Wellhead (2007); Vice President – Energy Processing Systems (2001)
Jeffrey W. Carr	50	Vice President, General Counsel and Secretary (2001)
Ronald D. Mambu	57	Vice President and Controller (2001)
Michael W. Murray	60	Vice President, Administration and Human Resources (2001)

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

Our common stock is listed on the New York Stock Exchange under the symbol FTI. Market information with respect to our common stock is incorporated herein by reference from Note 18 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As of February 16, 2007, there were 5,337 holders of record of the Company’s common stock. On February 22, 2007, the last reported sales price of our common stock on the New York Stock Exchange was $68.05.

We have not declared or paid cash dividends in 2005 or 2006, and we do not currently have a plan to pay dividends in the future.

As of December 31, 2006, our securities authorized for issuance under equity compensation plans were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,568,434	(1)	$20.89	8,283,155	(2)
Equity compensations plans not approved by security holders	—		—	—
Total	1,568,434	(1)	$20.89	8,283,155	(2)

(1)	The table includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of FMC Technologies Common Stock under the FMC Technologies Incentive Compensation and Stock Plan. The table does not include shares of restricted stock that have been awarded under the FMC Technologies Incentive Compensation and Stock Plan but which have not yet vested.

(2)	The table includes shares available for future issuance under the FMC Technologies Incentive Compensation and Stock Plan, excluding the shares quantified in the first column. This number includes 1,767,879 shares available for issuance for nonvested stock awards that vest after December 31, 2006.

We had no unregistered sales of equity securities during the three months ended December 31, 2006. The following table summarizes repurchases of our common stock during the three months ended December 31, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
October 1, 2006 – October 31, 2006	18,550	$53.65	15,000	3,616,844
November 1, 2006 – November 30, 2006	529,910	$59.42	527,500	3,089,344
December 1, 2006 – December 31, 2006	361,020	$62.56	359,380	2,729,964

Total	909,480	$60.55	901,880	2,729,964

(a)	Of the 909,480 shares purchased in fourth quarter 2006, 901,880 shares were purchased pursuant to the share repurchase program described in note (b) below and 7,600 were purchased by an employee benefit trust at the direction of participants in the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, the trust sold 18,700 shares of registered common stock held during the three months ended December 31, 2006.

(b)	In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our outstanding common stock through open market purchases. The Board of Directors have authorized extensions of this program adding five million shares in February 2006 and eight million shares in February 2007 for a total of fifteen million shares of common stock authorized for repurchase. Total shares yet to be purchased as reflected in this column do not include the eight million shares authorized in February 2007.

	2001	2002	2003	2004	2005	2006
FMC TECHNOLOGIES, INC.	$100	$124	$142	$196	$261	$375
OSX	$100	$91	$105	$143	$215	$245
S&P 500	$100	$78	$100	$111	$117	$135

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our audited financial statements. Audited financial statements for the years ended December 31, 2006, 2005 and 2004 and as of December 31, 2006 and 2005 are included elsewhere in this report. In December 2006, we reclassified the results of operations of two business units to income (loss) from discontinued operations. The business segments affected were Energy Production Systems and FoodTech.

($ In millions, except per share data) Years ended December 31	2006	2005	2004	2003	2002
Revenue:
Energy Production Systems	$2,249.5	$1,770.5	$1,270.1	$1,040.3	$863.1
Energy Processing Systems	672.3	521.8	493.3	431.7	395.9
Intercompany eliminations	(1.3)	(3.0)	(10.7)	(2.8)	(1.4)

Total Energy Systems	2,920.5	2,289.3	1,752.7	1,469.2	1,257.6
FoodTech	533.4	531.5	511.6	502.9	472.5
Airport Systems	344.0	327.3	279.8	224.1	245.1
Intercompany eliminations	(7.2)	(8.8)	(8.3)	(6.8)	(5.3)

Total revenue	$3,790.7	$3,139.3	$2,535.8	$2,189.4	$1,969.9

Cost of sales	$3,026.4	$2,541.5	$2,028.2	$1,739.9	$1,569.0
Goodwill impairment	—	—	6.5	—	—
Selling, general and administrative expense	410.4	361.3	329.2	302.8	265.4
Research and development expense	49.9	48.1	46.2	42.4	45.3

Total costs and expenses	3,486.7	2,950.9	2,410.1	2,085.1	1,879.7
Net gain (loss) on disposal of assets	1.2	29.6	(0.8)	(0.1)	0.8
Minority interests	(2.5)	(3.5)	0.1	(1.8)	(2.2)

Income from continuing operations before net interest expense and income taxes	302.7	214.5	125.0	102.4	88.8
Net interest expense	6.7	5.5	6.9	8.9	12.5

Income from continuing operations before income taxes	296.0	209.0	118.1	93.5	76.3
Provision for income taxes	84.5	77.5	26.5	26.6	22.0

Income from continuing operations before the cumulative effect of accounting changes	211.5	131.5	91.6	66.9	54.3
Income (loss) from discontinued operations, net of income taxes	64.8	(25.4)	25.1	2.0	3.5

Income before the cumulative effect of accounting changes	276.3	106.1	116.7	68.9	57.8
Cumulative effect of accounting changes, net of income taxes	—	—	—	—	(193.8)

Net income (loss)	$276.3	$106.1	$116.7	$68.9	$(136.0)

($ In millions, except per share data) Years ended December 31	2006	2005	2004	2003	2002
Diluted earnings (loss) per share:
Income from continuing operations before the cumulative effect of accounting changes	$3.01	$1.86	$1.32	$1.00	$0.81
Diluted earnings (loss) per share	$3.94	$1.50	$1.68	$1.03	$(2.03)
Diluted weighted average shares outstanding	70.2	70.8	69.3	66.9	66.8
Common stock price range:
High	$71.33	$43.78	$34.50	$24.60	$23.83
Low	$45.00	$29.05	$21.97	$17.94	$14.30
Cash dividends declared	$—	$—	$—	$—	$—

As of December 31	2006	2005	2004	2003	2002
Balance sheet data:
Total assets	$2,487.8	$2,095.6	$1,893.9	$1,597.1	$1,382.8
Net debt (1)	$138.9	$103.0	$39.0	$192.5	$202.5
Long-term debt, less current portion	$212.6	$252.6	$160.4	$201.1	$175.4
Stockholders’ equity	$886.0	$699.5	$662.2	$443.3	$314.1

Years ended December 31	2006	2005	2004	2003	2002
Other financial information:
Capital expenditures	$138.6	$91.8	$47.5	$62.2	$68.1
Cash flows provided (required) by operating activities of continuing operations	$156.7	$(55.6)	$155.7	$139.9	$128.7
Segment operating capital employed (2)	$1,202.9	$905.6	$736.8	$728.7	$639.8
Order backlog (3)	$2,653.5	$1,886.2	$1,530.4	$1,008.0	$898.7

(1)	Net debt consists of short-term debt, long-term debt and the current portion of long-term debt less cash and cash equivalents. Net debt is a non-GAAP measure that management uses to evaluate our capital structure and financial leverage.

(2)	We view segment operating capital employed, which consists of assets, net of liabilities, as the primary measure of segment capital. Segment operating capital employed excludes corporate debt facilities and investments, pension liabilities, deferred and currently payable income taxes and LIFO reserves.

(3)	Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the Securities and Exchange Commission, our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, those described under Risk Factors in Item 1A of this Annual Report on Form 10-K.

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

Executive Overview

We design, manufacture and service sophisticated machinery and systems for customers in the energy, food processing and air transportation industries. We have manufacturing operations worldwide and are strategically located to facilitate delivery of our products and services to our customers. We operate Energy Systems (comprising Energy Production Systems and Energy Processing Systems), FoodTech and Airport Systems business segments. Our business segments serve diverse industries with a wide customer base. We focus on economic and industry-specific drivers and key risk factors affecting each of our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. The following discussion provides examples of the kinds of economic and industry factors and key risks that we consider.

The results of our Energy Systems businesses are primarily driven by changes in exploration and production spending by oil and gas companies, which in part depend upon current and anticipated future crude oil and natural gas prices and production volumes. Fluctuations in raw material prices, such as the increase in steel prices in recent years, affect product costs in many of our Energy Systems business units. However, in most of these business units, we have been able to pass on steel cost increases to our customers. Our Energy Production Systems business is affected by trends in land and offshore oil and gas production, including shallow and deepwater output. Additionally, given the substantial capital investments required from our customers to complete an offshore project, our customers’ overall profitability influences our results. Our Energy Processing Systems business results reflect spending by oilfield service companies and engineering construction companies for equipment and systems that facilitate the flow, measurement and transportation of crude oil and natural gas. The level of production activity worldwide influences spending decisions, and we use rig count as one indicator of demand. In the past year, oil and gas prices have been high relative to historical levels, creating incentives for investment in the energy industry. This trend benefited both of our Energy Systems businesses in 2006.

Our FoodTech business results reflect the level of capital investment being made by our food processing customers. The level of capital spending is influenced by changing consumer preferences, public perception of food safety (e.g., effect of avian flu on poultry industry), conditions in the agricultural sector that affect commodity prices, and by our customers’ overall profitability. FoodTech revenues include variable rentals from equipment leases, such as citrus extractors. The hurricanes in Florida in 2004 and 2005 have devastated citrus crops in that region, which has adversely affected our variable rental income from extractor leases. FoodTech volumes also may fluctuate as a result of consolidation of customers in the commercial food processing industry.

The results of our Airport Systems business are highly dependent upon the profitability of our customers in the airline and air cargo markets. Their profitability is affected by fluctuations in passenger and freight traffic and the volatility of operating expenses, including the impact of costs related to labor, fuel and airline security. There were positive developments in the airline industry during 2006, including growth in passenger traffic and air cargo. However, we have experienced competitive pressures, especially in the passenger boarding bridge product line, which has affected our pricing. In addition, results in our Airport Systems business are influenced by the level of purchases by the U.S. Air Force, which depend upon governmental funding approvals. Similar to Energy Production Systems, rising steel prices have increased costs in Airport Systems, especially in our Jetway® business.

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

In 2006, we again emphasized technological advancement in all of our segments. In Energy Production Systems, we completed installation of an all-electric subsea production system, which allows for more efficient production in ultra-deep waters than conventional systems which rely on hydraulics. Several emerging technologies continued the transition from testing to commercial introduction including subsea processing and separation, Riserless Light Well Intervention (“RLWI”), and Through Tubing Rotary Drilling/Completion. Energy Processing Systems finished development of a new well service pump for introduction in 2007. FoodTech launched a variety of new products during 2006 designed to advance food quality and safety and lower costs, including products used by food processors and packagers, and has several next generation products in our freezing and cooking product lines planned for launch in 2007. In 2006, Airport Systems designed new mobile air conditioning units for the United States Air Force that should begin generating revenue in 2007. We are committed to continuing our investments in technological innovations to expand our technology base, develop new products and increase profitability.

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

In all of our segments, we serve customers from around the world. During 2006, approximately 70% of our total sales were to non-U.S. locations. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies. For example, we have targeted opportunities in West Africa, Brazil and the Asia Pacific region because of the offshore drilling potential in those regions.

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

In December 2006, we completed the sale of our Floating Systems business from the Energy Production Systems segment. Floating Systems supplies turret and mooring systems, riser systems and buoys for a broad range of marine and subsea projects. As a result of the sale, our results have been revised for all prior periods presented to reflect Floating Systems in discontinued operations. In prior years, Floating Systems was involved in several transactions that were material to our results including: (i) our contract with Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”), for which we incurred significant losses and (ii) the sales of our MODEC International LLC and GTL Microsystems ventures in 2004 and 2005, respectively, which generated pretax gains of almost $70 million in total.

CONSOLIDATED RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

	Year Ended December 31,			Change
($ in millions)	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Revenue	$3,790.7	$3,139.3	$2,535.8	$651.4	21%	$603.5	24%
Costs and expenses:
Cost of sales	3,026.4	2,541.5	2,028.2	484.9	19	513.3	25
Goodwill impairment	—	—	6.5	—	*	(6.5)	*
Selling, general and administrative expense	410.4	361.3	329.2	49.1	14	32.1	10
Research and development expense	49.9	48.1	46.2	1.8	4	1.9	4

Total costs and expenses	3,486.7	2,950.9	2,410.1	535.8	18	540.8	22
Net gain (loss) on disposal of assets	1.2	29.6	(0.8)	(28.4)	*	30.4	*
Minority interests	(2.5)	(3.5)	0.1	1.0	*	(3.6)	*
Net interest expense	(6.7)	(5.5)	(6.9)	(1.2)	22	1.4	(20)

Income before income taxes	296.0	209.0	118.1	87.0	42	90.9	77
Provision for income taxes	84.5	77.5	26.5	7.0	9	51.0	192

Income from continuing operations	211.5	131.5	91.6	80.0	61	39.9	44
Income (loss) from discontinued operations, net of income taxes	64.8	(25.4)	25.1	90.2	*	(50.5)	*

Net income	$276.3	$106.1	$116.7	$170.2	160%	$(10.6)	(9)%

*	Not meaningful

2006 Compared With 2005

Our total revenue for the year ended December 31, 2006 increased compared to the prior year, primarily as a result of our energy businesses, which, after intersegment eliminations, generated $631.2 million of the revenue growth. Our Energy Production Systems businesses, which provided $479.0 million of the increase, benefited from the high demand for equipment and systems, especially subsea systems, used in the major oil and gas producing regions throughout the world. High oil and gas prices relative to historical levels continue to drive demand for our Energy Processing Systems businesses providing $150.5 million in incremental revenue compared to 2005.

Cost of sales increased relative to 2005, but gross profit (revenue less cost of sales) increased $166.5 million compared to 2005. Higher sales volume generated approximately 75% of the increase, particularly in our Energy Production Systems and Energy Processing Systems businesses. Gross profit improvements in all of our segments relative to 2005 drove the remaining increase in gross profits. The improvement was highly attributable to production cost reductions and shifts in product mix to higher margin products.

Selling, general and administrative expense for the year ended December 31, 2006 increased compared to the prior year, but declined as a percentage of sales from 11.5% in 2005 to 10.8% in 2006. Higher costs in our Energy Production Systems businesses were primarily responsible for the dollar increase, the result of increased headcount required for bid and proposal activity to pursue large scale subsea projects. While we have expanded our operations to meet the growing demand, we have been able to reduce expenses as a percentage of sales by leveraging our existing capabilities.

The absence of the $25.3 million gain on disposal of our investment in common stock of MODEC, Inc. recorded in 2005 contributed to the decline in net gain on disposals of assets.

Net interest expense for the year ended December 31, 2006 was higher compared to the same period in 2005, primarily as a result of higher average debt levels.

Income tax expense for the year ended December 31, 2006 resulted in an effective income tax rate of 29%, compared to an effective rate of 37% for 2005. The decrease in effective tax rate is attributable to $25.5 million in incremental tax expense recorded in 2005 related to repatriating foreign earnings under the American Jobs Creation Act of 2004 (the “JOBS Act”). This effect was partially offset by the correction of an immaterial error in 2005 resulting in a reduction in income tax expense of $5.4 million. Additionally, in 2006, we reversed a $12.2 million valuation allowance on deferred tax assets related to our Brazilian operations. Recent profitability and projections for future taxable income in Brazil caused us to change our assessment of the recoverability of deferred tax assets and reverse the valuation allowance established in prior years.

Discontinued Operations

Our discontinued operations generated income of $64.8 million for the year ended December 31, 2006, compared with $25.4 million in losses for 2005. The variance was driven by two factors. First, we recognized income of $15.0 million ($9.2 million, net of tax) related to favorable resolution of contract claims for the Sonatrach project during the second quarter of 2006, compared to losses of $54.9 million ($33.6 million, net of tax) in 2005. Additionally, we recorded a gain of $34.8 million, net of tax of $18.5 million, in 2006 related to the sale of our discontinued Floating Systems business.

2005 Compared With 2004

Our total revenue for the year ended December 31, 2005 increased compared to the prior year by 24%. While all of our business segments generated higher revenue in 2005, the increase was primarily due to continued growth in Energy Production Systems, which was up 39% compared to the prior year. We benefited from the growing demand for the supply of oilfield-related equipment, especially in subsea systems, used in the major oil and gas producing regions throughout the world. Airport Systems experienced a 17% growth in annual sales, which resulted from improved ground support equipment and services demand. Of the total increase in sales, $40.9 million was attributable to the favorable impact of foreign currency translation.

Cost of sales for the year ended December 31, 2005 increased over 2004 both in dollar terms and as a percentage of sales. Cost of sales totaled 81.0% of sales, up from 80.0% in 2004. The decrease in gross profit margins was primarily the result of unfavorable changes in the project and geographic mix of Energy Production Systems projects. Of the total dollar increase in cost of sales, $41.1 million was attributable to the impact of foreign currency translation.

Selling, general and administrative expense for the year ended December 31, 2005 increased compared to 2004, but declined as a percentage of sales from 13.0% in 2004 to 11.5% in 2005. Higher costs in our Energy Production Systems businesses were primarily responsible for the dollar increase, the result of a higher level of bid and proposal activities and the impact of increased headcount required to support growth in this business segment. Of the total increase in selling, general and administrative expense, $2.6 million was attributable to the impact of foreign currency translation.

During the third quarter of 2005, we sold our investment in common stock of MODEC, Inc., which represented a pre-tax gain of $25.3 million. Our pre-tax income also benefited from the absence of an asset impairment charge in 2005. We recognized a $6.5 million goodwill impairment charge related to a product line in Energy Processing Systems in 2004.

Net interest expense for the year ended December 31, 2005 was lower compared to the prior year, primarily as a result of higher interest income.

Income tax expense for the year ended December 31, 2005 resulted in an effective income tax rate of 37%, compared to an effective rate of 22% for 2004. The increase in effective tax rate was attributable to $25.5 million in incremental tax expense recorded in 2005 related to repatriating foreign earnings under the JOBS Act. This effect was partially offset by the correction of an immaterial error in 2005 resulting in a reduction in income tax expense of $5.4 million.

Discontinued Operations

Our discontinued operations generated a loss of $25.4 million for the year ended December 31, 2005, compared with $25.1 million in income for 2004. The variance was driven by two factors. First, we recognized $54.9 million ($33.6 million, net of tax) in provisions for losses in 2005 for our contract with Sonatrach, compared to $21.4 million ($13.1 million, net of tax) in provisions for losses in 2004. Additionally, we recorded a gain of $60.4 million ($36.1 million, net of tax) in 2004 related to the conversion of our investment in MODEC International LLC. This gain was greater than the $8.6 million ($7.4 million, net of tax) gain that we recognized on the sale of our investment in the GTL Microsystems joint venture in 2005.

Outlook for 2007

We estimate that our full-year 2007 diluted earnings per share will be within the range of $3.80 to $4.00. The section entitled “Operating Results of Business Segments” provides further discussion of our 2007 outlook.

Operating Results of Business Segments

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

The following table summarizes our operating results for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,			Favorable/(Unfavorable)
($ in millions)	2006	2005	2004	2006 vs. 2005		2005 vs. 2004
Revenue
Energy Production Systems	$2,249.5	$1,770.5	$1,270.1	$479.0	27%	$500.4	39%
Energy Processing Systems	672.3	521.8	493.3	150.5	29	28.5	6
Intercompany eliminations	(1.3)	(3.0)	(10.7)	1.7	*	7.7	*

Subtotal Energy Systems	2,920.5	2,289.3	1,752.7	631.2	28	536.6	31
FoodTech	533.4	531.5	511.6	1.9	—	19.9	4
Airport Systems	344.0	327.3	279.8	16.7	5	47.5	17
Intercompany eliminations	(7.2)	(8.8)	(8.3)	1.6	*	(0.5)	*

Total revenue	$3,790.7	$3,139.3	$2,535.8	$651.4	21%	$603.5	24%

Net income
Segment operating profit
Energy Production Systems	$191.2	$128.5	$90.3	$62.7	49%	$38.2	42%
Energy Processing Systems	100.9	54.1	27.4	46.8	87	26.7	97

Subtotal Energy Systems	292.1	182.6	117.7	109.5	60	64.9	55
FoodTech	47.2	40.0	37.1	7.2	18	2.9	8
Airport Systems	25.9	23.8	16.0	2.1	9	7.8	49

Total segment operating profit	365.2	246.4	170.8	118.8	48	75.6	44
Corporate items:
Gain on sale of investment	—	25.3	—	(25.3)	*	25.3	*
Corporate expense	(32.8)	(30.0)	(28.3)	(2.8)	(9)	(1.7)	(6)
Other expense, net	(29.7)	(27.2)	(17.5)	(2.5)	(9)	(9.7)	(55)
Net interest expense	(6.7)	(5.5)	(6.9)	(1.2)	(22)	1.4	20

Total corporate items	(69.2)	(37.4)	(52.7)	(31.8)	(85)	15.3	29

Income before income taxes	296.0	209.0	118.1	87.0	42	90.9	77
Provision for income taxes	84.5	77.5	26.5	(7.0)	(9)	(51.0)	(192)

Income from continuing operations	211.5	131.5	91.6	80.0	61	39.9	44
Income (loss) from discontinued operations, net of income taxes	64.8	(25.4)	25.1	90.2	*	(50.5)	*

Net income (loss)	$276.3	$106.1	$116.7	$170.2	160%	$(10.6)	(9)%

*	Not meaningful

Energy Production Systems

2006 Compared With 2005

Energy Production Systems’ revenue was $479.0 million higher in 2006 compared to 2005. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Subsea systems revenue of $1.8 billion increased by $362.7 million in 2006 compared to 2005. Subsea volumes increased primarily as a result of progress on new and ongoing projects located offshore West Africa, the North Sea, and offshore Brazil. Surface wellhead demand has increased year-over-year, consistent with the trend of higher oil and gas prices and continued high rig activity.

Energy Production Systems generated an operating profit of $191.2 million during 2006, an increase of $62.7 million from the same period in 2005. This increase is driven by $75.9 million in higher sales volumes (particularly subsea systems) and $15.5 million in higher margins, much of which was related to revenue realized from change orders and the sale of some subsea installation equipment. These earnings were partially offset by $30.0 million in higher selling, general and administrative costs, which did not increase as a percentage of Energy Production Systems sales.

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

Energy Production Systems generated an operating profit of $128.5 million in 2005, which represented an increase of $38.2 million compared to 2004. Higher sales volumes contributed $76.9 million in incremental profit. A decrease in profit margins as a result of an unfavorable change in the project and geographic mix lowered earnings by $17.5 million. Our projects in certain locations, particularly West Africa, have increased demands for local content, and the contractual requirements for sourcing limit our abilities to bid for supply of certain items. We incurred $13.0 million in incremental selling, general and administrative expenses in 2005 primarily reflective of higher business activity levels. The impact of foreign currency translation on the segment operating profit was minimal as the favorable effect on revenue was offset by similar increases in expenses.

Outlook for 2007

We expect growth in operating profit for Energy Production Systems in 2007 primarily driven by higher sales and improved margins in subsea production systems. Continued escalation in deepwater development is expected to drive an increase in the worldwide demand for subsea trees by more than 10% compared to 2006.

Energy Processing Systems

2006 Compared With 2005

Energy Processing Systems’ revenue increased $150.5 million in 2006 compared to 2005. Segment revenues benefited from strong oil and gas prices as well as the continuing strength in land-based drilling activity. These factors contributed to fluid control sales volume increasing by $73.9 million compared to 2005, driven by higher demand for WECO®/Chiksan® equipment, which are sold primarily to service companies, along with an increased demand for pump oil and gas products . Continued progress on bulk conveying projects that were inbound in 2005 and higher demand for other material handling products contributed $42.7 million to the increase in revenue. Sales of loading systems increased by $20.4 million, reflecting increased demand, especially for LNG loading arms.

Energy Processing Systems’ operating profit in 2006 increased $46.8 million compared to 2005 primarily attributable to increased sales volume, contributing $40.4 million to the annual increase in profit. Production cost reductions and improved operating efficiency contributed $9.5 million to the increase in profitability. In the fourth quarter of 2006 we announced the closure of one of our facilities, which required an asset impairment charge of $1.5 million and severance expense of $2.2 million. In addition, during the fourth quarter of 2006 we settled a lawsuit and incurred $1.7 million in expense.

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

Energy Processing Systems’ operating profit in 2005 increased compared to 2004 primarily as a result of higher volume ($10.1 million), the absence of a goodwill impairment charge recorded in 2004 ($6.5 million), and more effective execution ($5.0 million). The volume increases reflect the higher demand for fluid control equipment. In addition, we redirected our focus in the loading systems business to become more selective in our pursuit of certain marine arm projects. We also re-engineered many internal processes which resulted in improved execution. Additionally, we restructured certain operations and began outsourcing activities for which we have realized cost efficiencies. The effect of these efforts was to significantly increase our margins when compared to 2004. The benefit of price increases implemented in 2005 was primarily offset by increased raw material costs.

Outlook for 2007

We expect an increase in operating profit for Energy Processing Systems resulting from a growth in revenue, however not to the extent of growth experienced during 2006, and continued reduction in costs.

FoodTech

2006 Compared With 2005

FoodTech’s revenue during 2006 was essentially flat compared to 2005. Higher volumes primarily from poultry processing demand provided $5.7 million in incremental revenue which were offset by decreases in revenue from food processing equipment, especially in the tomato and fruit processing markets.

FoodTech’s operating profit increased by $7.2 million during 2006 compared to 2005. The increase in operating profit resulted from delivering a more favorable mix of products and services primarily in our cooking and freezing businesses. In addition, we realized a gain of $1.0 million on a sale of property in 2006.

2005 Compared With 2004

FoodTech’s revenue increased by 4%, or $19.9 million, in 2005 compared with 2004, with increased volume from domestic customers in the poultry processing and other food handling industries of approximately $30.8 million, offset primarily by lower volumes in tomato processing equipment of approximately $9.0 million. Additionally, foreign currency translation decreased our revenue by $3.7 million in 2005 compared to 2004.

Operating profit increased by $2.9 million compared to 2004 results. Sales volume and margin growth in poultry processing and freezing equipment generated an increase in profits over the prior year. The margin increase is a result of a shift toward higher margin projects and improved project execution. However, profits declined for citrus equipment lines as a result of reduced volume attributable to the effects of an unusually low Florida citrus crop, resulting from the hurricanes in 2004. Additionally, foreign currency translation decreased profits by $3.3 million in 2005 compared to 2004.

Outlook for 2007

We expect an increase in our total 2007 operating profit for the FoodTech segment compared to 2006. However, earnings growth in 2007 is likely to be challenged by consolidation within the poultry industry, the impact on citrus production from the adverse weather conditions in California during January 2007, and the uncertainties surrounding the avian flu and its impact on the poultry industry.

Airport Systems

2006 Compared With 2005

Airport Systems’ revenue was $16.7 million higher during 2006 compared with 2005. The revenue improvement was driven by higher demand for passenger boarding bridges primarily from domestic and international airport authorities and the addition of new maintenance contracts at various domestic airports in our airport services business.

Airport Systems’ operating profit increased in 2006 by $2.1 million compared to 2005. Increased profits were driven by lower startup costs for a ground support equipment product line recently integrated into the business, which provided $2.7 million in incremental profit, and $1.7 million higher profits from airport services. The absence of a $2.7 million gain recorded in 2005 on a land sale partially offset our net increase in profits.

2005 Compared With 2004

Airport Systems’ revenue was higher in the year ended December 31, 2005 compared with 2004. Almost all of the increase is from increased sales of ground support equipment to domestic freight carriers, ground handlers and international airlines. Our airport services business provided an incremental $15.0 million in revenue for 2005, primarily as the result of project work for the Dallas, Houston and Philadelphia airports. Sales of Halvorsen loaders declined, consistent with our forecast for Halvorsen loader shipments. Deliveries declined from 70 units in 2004 to 38 units in 2005. Sales of Jetway® passenger boarding bridges were flat for the year as softness in the domestic passenger boarding bridge market during the fourth quarter of 2005 offset the sales improvements experienced in the prior quarters.

Airport Systems’ operating profit in the year ended December 31, 2005 increased compared with the prior year, primarily attributable to volume increases for ground support equipment and airport services, which generated an incremental $7.0 million in operating profit in 2005. Additionally, we benefited from a $2.7 million gain on the sale of excess land adjacent to one of our facilities. The profit improvement was partially offset by reduced profits for Halvorsen loaders, driven by the decline in sales volume.

Outlook for 2007

We are anticipating a slight increase in our total 2007 operating profit for the Airport Systems segment compared to 2006. We expect a reduction in Halvorsen loader deliveries to the U.S. Government in 2007 which we expect will be offset by an increase in demand for our other commercial products and services.

Corporate Items

2006 Compared With 2005

Corporate items increased by $31.8 million in 2006 compared to the prior year, primarily as a result of the absence of a $25.3 million gain on sale of MODEC, Inc. shares recognized in 2005. Additionally, share based compensation expense increased by $4.4 million over the prior year reflecting the amortization of higher value awards granted in the past several years.

2005 Compared With 2004

Gain on sale of investment reflects the sale of our shares in MODEC, Inc. for $74.4 million in September 2005, which resulted in a $25.3 million gain. These shares were acquired, along with other consideration, in exchange for our interest in MODEC International LLC in November 2004.

Corporate expense for the year ended December 31, 2005 grew by 6% over the prior year, primarily due to higher incentive compensation expense. Other expense, net, increased by $9.7 million compared to the prior-year period primarily due to net foreign currency exchange losses of $5.1 million in 2005 compared with $2.0 million in net gains in 2004.

Outlook for 2007

Our Corporate expenses and other expense, net, should remain consistent with 2006 results. We expect a measurable reduction in interest expense as we intend to reduce average debt levels in 2007.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound orders Year Ended December 31,
(In millions)	2006	2005
Energy Production Systems	$2,827.9	$2,051.3
Energy Processing Systems	763.5	631.9
Intercompany eliminations	(1.2)	(2.5)

Subtotal Energy Systems	3,590.2	2,680.7
FoodTech	572.2	521.5
Airport Systems	403.0	301.4
Intercompany eliminations	(7.4)	(8.4)

Total inbound orders	$4,558.0	$3,495.2

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order backlog December 31,
(In millions)	2006	2005
Energy Production Systems	$2,027.7	$1,449.4
Energy Processing Systems	306.0	214.9
Intercompany eliminations	(0.2)	(0.4)

Subtotal Energy Systems	2,333.5	1,663.9
FoodTech	168.8	130.0
Airport Systems	152.7	93.8
Intercompany eliminations	(1.5)	(1.5)

Total order backlog	$2,653.5	$1,886.2

Energy Production Systems’ order backlog at December 31, 2006 increased 40% relative to December 31, 2005, due to increased order activity for both surface wellhead and subsea systems. The impact of foreign currency translation reflected 10% of the dollar increase. Inbound orders during the year ended December 31, 2006 have increased 38% compared to 2005, with almost 40% of the 2006 inbound value coming in the fourth quarter of 2006 due to the timing of some large subsea project awards. Some of the significant subsea projects in order backlog at December 31, 2006 included projects in the North Sea (Statoil’s Tyrihans and Gjøa projects) and projects offshore Brazil (Chevron’s Frade, Shell’s BC-10 and Petrobras’ Mexilhão projects). We project that 30% of the Energy Production Systems backlog at December 31, 2006 will not be recorded as revenue until after 2007.

Energy Processing Systems’ order backlog at December 31, 2006 increased by $91.1 million compared to December 31, 2005. This increase reflected a record order inbound for 2006. Expansion in land-based drilling activities, interest in our new well service pump and high activity levels related to LNG export/import terminals have driven the growth in inbound orders. Order backlog at December 31, 2006 included $28.7 million in orders for our new well service pump. We project that 30% of the Energy Processing Systems backlog at December 31, 2006 will not be recorded as revenue until after 2007.

FoodTech’s order backlog at December 31, 2006 increased 30% relative to December 31, 2005. The increase reflects a large cooking system order received early in 2006 that had not been completed as of December 31, 2006. Further, our increase in order inbound was driven heavily by fourth quarter 2006 orders. The entire FoodTech backlog at December 31, 2006 is projected to be recorded as revenue in 2007.

Airport Systems’ order backlog at December 31, 2006 has increased by $58.9 million compared with December 31, 2005 backlog. An increase in demand for most of our products during 2006 drives the increase in backlog. The timing of certain large anticipated orders, U.S. government orders for Halvorsen loaders, for instance, influenced some of the increase over the prior year backlog. We project that 10% of the Airport Systems backlog at December 31, 2006 will not be recorded as revenue until after 2007.

Liquidity and Capital Resources

We generate our capital resources primarily through operations and, when needed, through various credit facilities.

Our net debt at December 31, 2006 and 2005 was $138.9 million and $103.0 million, respectively. Net debt is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt is a meaningful measure which will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net debt.

(In millions)	December 31, 2006	December 31, 2005
Cash and cash equivalents	$79.5	$152.9
Short-term debt and current portion of long-term debt	(5.8)	(3.3)
Long-term debt, less current portion	(212.6)	(252.6)

Net debt	$(138.9)	$(103.0)

We increased our net debt during 2006 primarily to fund repurchases of our common stock and to fund capacity expansion, particularly in our Energy Production Systems segment.

Cash flows for each of the years in the three-year period ended December 31, 2006, were as follows:

	Year Ended December 31,
(In millions)	2006	2005	2004
Cash provided (required) by operating activities of continuing operations	$156.7	$(55.6)	$155.7
Cash required by investing activities of continuing operations	(142.3)	(1.4)	(41.8)
Cash provided (required) by financing activities of continuing operations	(136.8)	54.6	(19.2)
Cash provided (required) by discontinued operations	46.2	35.4	(3.5)
Effect of exchange rate changes on cash and cash equivalents	2.8	(4.2)	3.9

Increase (decrease) in cash and cash equivalents	$(73.4)	$28.8	$95.1

Operating Cash Flows

Operating activities of continuing operations provided $156.7 million in cash in 2006 compared to a requirement of $55.6 million in 2005. The increase in income from continuing operations was the largest positive factor to our increase in operating cash flows during 2006, which was offset by investments in working capital. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts; however, on average, we have generated more than $100 million annually in operating cash flows for the last five years.

Discontinued Operations Cash Flows

Cash provided by discontinued operations primarily reflects results for FMC Technologies Floating Systems, Inc., which was sold in December 2006. Cash provided in 2006 primarily reflected proceeds upon the sale. Cash provided in 2005 reflected timing of customer receivables collected from a significant completed contract as well as proceeds from the sale of our investment in the GTL Microsystems joint venture. Cash required in 2004 reflected the accumulation of the receivables subsequently paid in 2005 offset by proceeds from the sale of our investment in the MODEC joint venture.

Investing Cash Flows

Cash required by investing activities in 2006 was $142.3 million primarily reflecting ongoing investment in new production facilities worldwide, primarily associated with increasing subsea and surface wellhead capacity.

In 2005 our capital expenditures were offset by $74.4 million in proceeds from the disposal of our investment in the common stock of MODEC, Inc.

Financing Cash Flows

Cash required by financing activities was $136.8 million in 2006 primarily reflecting ongoing repurchases of our outstanding common stock.

In 2005 cash provided by financing activities was primarily from long-term debt borrowings, which funded $63.9 million in common stock repurchases.

Debt and Liquidity

Total borrowings at December 31, 2006 and 2005, comprised the following:

	December 31,
(In millions)	2006	2005
Revolving credit facilities	$203.0	$242.6
Uncommitted credit facilities	5.3	2.9
Property financing	9.3	9.6
Other	0.8	0.8

Total borrowings	$218.4	$255.9

The following is a summary of our credit facilities at December 31, 2006:

(In millions) Description	Commitment amount	Debt outstanding	Commercial paper outstanding	Letters of credit	Unused capacity	Maturity
			(a)	(b)
Five-year revolving credit facility	$250.0	$—	$—	$16.1	$233.9	November 2010
Five-year revolving credit facility	370.0	203.0	—	—	167.0	November 2010 (c)
Three-year revolving credit facility	4.3	—	—	—	4.3	December 2008

	$624.3	$203.0	$—	$16.1	$405.2

(a)	Under our commercial paper program, we have the ability to access up to $250.0 million of short-term financing through our commercial paper dealers. Our available capacity under our $250 million five-year revolving credit facility is reduced by any outstanding commercial paper.

(b)	The $250 million five-year revolving credit facility allows us to obtain a total of $150.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with this facility.

(c)	In May 2006, the outstanding borrowings on the $370 million five-year revolving credit facility were scheduled to convert to a term loan, but we renegotiated the terms of our facility to allow for continuance as a revolving line of credit or, at our discretion and with notice to the lenders, to convert the outstanding balance to a term loan. Upon conversion, unused capacity, if any at the time of conversion, would be forfeited.

Our revolving credit facilities provide the ability to refinance our short-term borrowings on a long-term basis; therefore, at December 31, 2006 we classified our borrowings on revolving credit facilities as long-term on our consolidated balance sheet.

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

Among other restrictions, the terms of the committed credit agreements include financial covenants related to debt to earnings ratios and interest coverage ratios and negative covenants related to liens and certain restricted payments. In 2006, we repurchased $142.5 million of our common stock, and we expect to continue stock repurchases in 2007 under our Board authorization. In January 2007, our lenders waived defaults of our restricted payment covenants in both of our five-year revolving credit facilities curing a repurchase amount in excess of amounts allowed by our debt covenants. Also in January 2007, our lenders amended both credit facilities to remove the restricted payment covenants, subject to compliance with our other debt covenants.

We have entered into interest rate swaps to fix the effective annual interest rate for $150.0 million of our variable rate debt at 3.2% until June 2008.

Outlook for 2007

We plan to meet our cash requirements in 2007 with cash generated from operations. We will continue to expand our Energy Systems operating facilities, and we are projecting to spend $120 million to $125 million in 2007 to carry out these expansions. We intend to contribute $11 million to our pension plans in 2007. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases to depend upon market conditions. In February 2007, the Board of Directors approved the repurchase of an additional eight million shares of our issued and outstanding common stock.

We have committed credit facilities totaling almost $625 million which we expect to utilize if working capital temporarily accumulates in response to market demand, and when opportunities for business acquisitions or mergers meet our standards. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2006:

	Payments due by period
(In millions) Contractual obligations	Total payments	Less than 1 year	1 - 3 years	3 – 5 years	After 5 years
Long-term debt (a)	$213.1	$0.5	$0.9	$204.0	$7.7
Short-term debt	5.3	5.3	—	—	—
Operating leases	283.5	39.1	61.5	51.3	131.6
Unconditional purchase obligations (b)	192.1	178.6	13.0	0.4	0.1
Acquisition-related obligations (c)	—	—	—	—	—

Total contractual obligations	$694.0	$223.5	$75.4	$255.7	$139.4

(a)	Our available long-term debt is dependent upon our compliance with covenants, including negative covenants related to liens, and financial covenants related to debt to earnings and interest coverage ratios. Any violation of covenants or other events of default, which are not waived or cured, or changes in our credit rating could have a material impact on our ability to maintain our committed financing arrangements.

(b)	In the normal course of business, we enter into agreements with our suppliers to purchase raw materials or services. These agreements include a requirement that our supplier provide products or services to our specifications and require us to make a firm purchase commitment to our supplier. As substantially all of these commitments are associated with purchases made to fulfill our customers’ orders, the costs associated with these agreements will ultimately be reflected in cost of sales on our consolidated statements of income.

(c)	Acquisition-related obligations reflect a commitment to acquire the remaining ownership interest in CDS in 2009 and 2011. In 2009, we will acquire an incremental 45% interest of CDS at a purchase price of slightly less than 6.5 times the average of 49% of CDS’s 2007 and 2008 earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”). In 2011, we will purchase the remaining 4.95% at a purchase price of slightly less than 6.5 times the average of 4.95% of CDS’s 2009 and 2010 EBITDA. At the current time, we are unable to reasonably estimate the amount of this commitment.

The following is a summary of other off-balance sheet arrangements at December 31, 2006:

	Amount of commitment expiration per period
(In millions) Other off-balance sheet arrangements	Total amount	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Letters of credit and bank guarantees	$431.2	$153.6	$183.4	$83.9	$10.3
Surety bonds	124.6	114.2	7.5	2.9	—
Third-party guarantees	0.4	0.3	0.1	—	—

Total other off-balance sheet arrangements	$556.2	$268.1	$191.0	$86.8	$10.3

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

Qualitative and Quantitative Disclosures about Market Risk

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2006 and 2005, our derivative holdings consisted of foreign currency forward contracts and interest rate swap agreements.

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

We hedge our net recognized foreign currency assets and liabilities to reduce the risk that our earnings and cash flows will be adversely affected by changes in the foreign currency exchange rates. We also hedge firmly committed, anticipated transactions in the normal course of business. The majority of these hedging instruments mature during 2007.

We use a sensitivity analysis to measure the impact on derivative instrument fair values of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. To the extent that our derivative instruments are hedging anticipated transactions, a 10% decrease in the value of the U.S. dollar would result in a decrease of $12.2 million in the net fair value of our derivative financial instruments at December 31, 2006. Changes in the derivative fair value will not have an impact on our results of operations unless these contracts are deemed to be ineffective.

Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. We have entered into three floating-to-fixed interest rate swaps related to $150.0 million of our variable rate debt. The swaps provide for payment at an average fixed interest rate of 4.73% until the interest rate swaps mature in June 2008.

We use a sensitivity analysis to measure the impact on fair values (for interest rate swaps) of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in a decrease of $1.0 million in the net fair value of our interest rate swaps at December 31, 2006.

At December 31, 2006 we had unhedged variable rate debt of $68.4 million. Using sensitivity analysis to measure the impact of a 10% adverse movement in the interest rate, or 50 basis points, would result in an increase to interest expense of $0.4 million annually.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with United States generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions about matters that are inherently uncertain. On an ongoing basis, our management re-evaluates these estimates, judgments and assumptions for reasonableness because of the critical impact that these factors have on the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed this disclosure. We believe that the following are the critical accounting estimates used in preparing our financial statements.

Percentage of Completion Method of Accounting

We record revenue on construction-type manufacturing projects using the percentage of completion method, where revenue is recorded as work progresses on each contract. There are several acceptable methods of measuring progress toward completion. Most frequently, we use the ratio of costs incurred to date to total estimated contract costs to measure this progress; however, there are also types of contracts where we consistently apply the ratio of units delivered to date—or units of work performed—as a percentage of total units because we have determined that these methods provide a more accurate measure of progress toward completion.

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

Revenue recorded using the percentage of completion method amounted to $1,665.9 million, $1,274.6 million and $953.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

A significant portion of our total revenue recorded under the percentage of completion method relates to the Energy Production Systems business segment, primarily for subsea petroleum exploration equipment projects that involve the design, engineering, manufacturing and assembly of complex, customer-specific systems. The systems are not entirely built from standard bills of material and typically require extended periods of time to construct.

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

The total estimated contract cost in percentage of completion accounting is a critical accounting estimate because it can materially affect revenue and cost of sales, and it requires us to make judgments about matters that are uncertain. There are many factors, including but not limited to resource price inflation, labor availability, productivity and weather that can affect the accuracy of our cost estimates and ultimately our future profitability. In the past, we have realized lower than expected margins and incurred losses as a result of unforeseen changes in our project costs.

The amount of revenue recognized using the percentage of completion method is sensitive to our changes in estimates of total contract costs. If we had used a different estimate of total contract costs for each contract in progress at December 31, 2006, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased total revenue and pre-tax income for the year ended December 31, 2006 by $37.0 million.

Inventory Valuation

Inventory is recorded at the lower of cost or net realizable value. In order to determine net realizable value, we evaluate each component of inventory on a regular basis to determine whether it is excess or obsolete. We record the decline in the carrying value of estimated excess or obsolete inventory as a reduction of inventory and as an expense included in cost of sales in the period in which it is identified. Our estimate of excess and obsolete inventory is a critical accounting estimate because it is highly susceptible to change from period to period. In addition, it requires management to make judgments about the future demand for inventory.

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

Our estimate of excess or obsolete inventory is sensitive to changes in our assumptions about future sales. Had we assumed that future sales would be 10% higher or lower than those used in our forecast, the effect on our estimate of excess or obsolete inventory and pre-tax income for the year ended December 31, 2006, would have been an increase or decrease of $1.2 million, on a current cost basis.

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

Forecasting future income requires us to use a significant amount of judgment. In estimating future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our segments’ performance, our backlog, planned timing of new product launches, and customer sales commitments. Significant changes in the expected realizability of the deferred tax asset would require that we adjust the valuation allowance applied against the gross value of our total deferred tax assets, resulting in a change to net income.

As of December 31, 2006, we estimated that it is not likely that we will generate future taxable income in certain foreign jurisdictions in which we have cumulative net operating losses and, therefore, we have provided a valuation allowance against the related deferred tax assets. As of December 31, 2006, we estimated that it is more likely than not that we will have future taxable income in the United States to utilize our domestic deferred tax assets. Therefore, we have not provided a valuation allowance against any domestic deferred tax assets.

The need for a valuation allowance is sensitive to changes in our estimate of future taxable income. If our estimate of future taxable income was 15% lower than the estimate used, we would still generate sufficient taxable income to utilize such domestic deferred tax assets.

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

Pension expense was $31.5 million, $23.7 million and $25.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The discount rate used affects the periodic recognition of the interest cost component of net periodic pension cost. The discount rate is based on rates at which the pension benefit obligation could effectively be settled on a present value basis. To determine the weighted average discount rate, we review long-term, high quality corporate bonds at our determination date and use a model that matches the projected benefit payments for our plans to coupons and maturities from high quality bonds. Significant changes in the discount rate, such as those caused by changes in the yield curve, the mix of bonds available in the market, the duration of selected bonds, and the timing of expected benefit payments may result in volatility in pension expense and pension liabilities. We reduced the discount rate for our domestic and certain of our international plans during 2005 and 2006. The weighted average discount rate used to compute net periodic benefit cost decreased from 5.8% to 5.5% in 2006, after decreasing in 2005 from 6.1% in 2004.

Our pension expense is sensitive to changes in our estimate of discount rate. Holding other assumptions constant, for a 100 basis point reduction in the discount rate, annual pension expense would increase by approximately $19.4 million before taxes. Holding other assumptions constant, for a 100 basis point increase in the discount rate, annual pension expense would decrease by approximately $19.2 million before taxes.

Net periodic pension cost includes an underlying expected long-term rate of asset return. Our estimate of the expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations. Our actual annualized returns on plan assets on trailing 5-year and trailing 10-year periods have exceeded the 2006 estimated long-term rate of return of 8.6%. Our actual returns, after fees, on plan assets were 13.2% and 10.7% in 2006 and

2005, respectively. The expected return on plan assets is recognized as part of the net periodic pension cost. The difference between the expected return and the actual return on plan assets is amortized over the expected remaining service life of employees, so there is a lag time between the market’s performance and its impact on plan results.

Our pension expense is sensitive to changes in our estimate of expected rate of return on plan assets. Holding other assumptions constant, an increase or decrease of 100 basis points in the expected rate of return on plan assets would increase or decrease annual pension expense by approximately $7.7 million before taxes.

Impact of Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental quantitative and qualitative disclosures about uncertain tax positions. Under FIN No. 48, a tax position that meets a more likely than not recognition threshold, based solely on the technical merits of the position, will be recognized in the financial statements. The tax position will be measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. Additionally, FIN No. 48 requires a tabular presentation of potential tax benefits unrecognized at the beginning and end of the year that includes a listing of the significant changes during the year. The guidance is effective for the first fiscal year beginning after December 15, 2006 (our 2007 fiscal year), and the impact of adoption will be recorded as a cumulative effect of a change in accounting principle against our retained earnings balance as of the adoption date. Based on our analysis to date, we do not believe that the cumulative effect of adopting FIN 48 will have a material effect on our results of operations or financial position.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2006	2005	2004
Revenue	$3,790.7	$3,139.3	$2,535.8
Costs and expenses:
Cost of sales	3,026.4	2,541.5	2,028.2
Goodwill impairment	—	—	6.5
Selling, general and administrative expense	410.4	361.3	329.2
Research and development expense	49.9	48.1	46.2

Total costs and expenses	3,486.7	2,950.9	2,410.1

Net gain (loss) on disposal of assets	1.2	29.6	(0.8)
Minority interests	(2.5)	(3.5)	0.1

Income before interest income, interest expense and income taxes	302.7	214.5	125.0

Interest income	5.1	3.5	1.4
Interest expense	(11.8)	(9.0)	(8.3)

Income from continuing operations before income taxes	296.0	209.0	118.1
Provision for income taxes	84.5	77.5	26.5

Income from continuing operations	211.5	131.5	91.6

Discontinued operations (Note 3)
Income (loss) from discontinued operations, net of income taxes	30.0	(25.4)	25.1
Gain on disposition of discontinued operations, net of income taxes	34.8	—	—

Income (loss) from discontinued operations	64.8	(25.4)	25.1

Net income	$276.3	$106.1	$116.7

Basic earnings per share (Note 2)
Income from continuing operations	$3.09	$1.91	$1.36
Income (loss) from discontinued operations	0.94	(0.37)	0.37

Basic earnings per share	$4.03	$1.54	$1.73

Diluted earnings per share (Note 2)
Income from continuing operations	$3.01	$1.86	$1.32
Income (loss) from discontinued operations	0.93	(0.36)	0.36

Diluted earnings per share	$3.94	$1.50	$1.68

Weighted average shares outstanding (Note 2)
Basic	68.5	69.0	67.6

Diluted	70.2	70.8	69.3

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except per share data)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$79.5	$152.9
Trade receivables, net of allowances of $9.3 in 2006 and $9.1 in 2005	903.4	711.4
Inventories (Note 5)	588.6	441.1
Prepaid expenses	28.1	20.6
Other current assets	76.1	68.4
Assets of discontinued operations	14.5	37.0

Total current assets	1,690.2	1,431.4
Investments	26.0	22.3
Property, plant and equipment, net (Note 6)	445.7	352.5
Goodwill (Note 7)	122.8	115.7
Intangible assets, net (Note 7)	64.6	60.4
Other assets	66.4	33.7
Deferred income taxes (Note 9)	72.1	79.6

Total assets	$2,487.8	$2,095.6

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 8)	$5.8	$3.3
Accounts payable, trade and other	422.7	358.6
Advance payments and progress billings	448.1	347.0
Accrued payroll	103.6	80.6
Income taxes payable	29.8	28.3
Other current liabilities	176.2	174.7
Current portion of accrued pension and other postretirement benefits (Note 10)	6.0	15.2
Deferred income taxes (Note 9)	11.1	7.4
Liabilities of discontinued operations	4.9	43.1

Total current liabilities	1,208.2	1,058.2
Long-term debt, less current portion (Note 8)	212.6	252.6
Accrued pension and other postretirement benefits, less current portion (Note 10)	97.8	21.8
Reserve for discontinued operations (Note 3)	4.3	6.1
Other liabilities	70.6	50.2
Minority interests in consolidated companies	8.3	7.2
Commitments and contingent liabilities (Note 16)
Stockholders’ equity (Note 12):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2006 or 2005	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 71.4 and 70.0 shares issued in 2006 and 2005, respectively; 67.3 and 68.1 shares outstanding in 2006 and 2005, respectively	0.7	0.7
Common stock held in employee benefit trust, at cost, 0.1 shares in 2006 and 2005	(4.5)	(3.6)
Common stock held in treasury, at cost, 4.0 and 1.8 shares in 2006 and 2005, respectively	(195.9)	(63.9)
Capital in excess of par value of common stock	728.4	681.6
Retained earnings	469.5	193.2
Accumulated other comprehensive loss	(112.2)	(108.5)

Total stockholders’ equity	886.0	699.5

Total liabilities and stockholders’ equity	$2,487.8	$2,095.6

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2006	2005	2004
Cash provided (required) by operating activities of continuing operations:
Income from continuing operations	$211.5	$131.5	$91.6
Adjustments to reconcile income to cash provided (required) by operating activities of continuing operations:
Depreciation	56.5	53.0	53.3
Amortization	14.3	12.0	9.4
Net (gain) loss on disposal of assets	(1.2)	(29.6)	0.8
Employee benefit plan costs	52.0	41.0	38.4
Deferred income tax (benefit) provision	36.6	(10.0)	(9.0)
Other	12.3	12.5	10.5

Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(155.2)	(182.0)	(70.9)
Inventories	(127.4)	(161.7)	(17.2)
Accounts payable, trade and other	38.7	54.7	71.3
Advance payments and progress billings	89.7	72.9	49.2
Other current assets and liabilities, net	2.0	48.2	(3.4)
Other assets and liabilities, net	(21.0)	(25.9)	(65.8)
Income taxes payable	(6.2)	(39.1)	33.4
Accrued pension and other postretirement benefits, net	(45.9)	(33.1)	(35.9)

Cash provided (required) by operating activities of continuing operations	156.7	(55.6)	155.7
Net cash provided (required) by discontinued operations – operating	(2.2)	25.2	(28.7)

Cash provided (required) by operating activities	154.5	(30.4)	127.0

Cash provided (required) by investing activities:
Acquisitions (net of cash acquired) and joint ventures	(9.5)	—	(2.9)
Capital expenditures	(138.6)	(91.8)	(47.5)
Proceeds from disposal of assets	6.0	92.8	7.9
Other	(0.2)	(2.4)	0.7

Cash required by investing activities of continuing operations	(142.3)	(1.4)	(41.8)
Cash provided by discontinued operations, net of cash sold – investing	48.4	10.2	25.2

Cash provided (required) by investing activities	(93.9)	8.8	(16.6)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	2.3	0.9	(17.8)
Net decrease in commercial paper	—	(149.8)	(0.2)
Proceeds from issuance of long-term debt	—	242.0	9.7
Repayment of long-term debt	(40.4)	—	(50.1)
Proceeds from exercise of stock options	26.7	21.1	38.6
Purchase of treasury stock	(142.5)	(63.9)	—
Excess tax benefits	17.9	5.5	—
Other	(0.8)	(1.2)	0.6

Cash provided (required) by financing activities	(136.8)	54.6	(19.2)

Effect of exchange rate changes on cash and cash equivalents	2.8	(4.2)	3.9

(Decrease) increase in cash and cash equivalents	(73.4)	28.8	95.1
Cash and cash equivalents, beginning of year	152.9	124.1	29.0

Cash and cash equivalents, end of year	$79.5	$152.9	$124.1

Supplemental disclosures of cash flow information:
Cash paid for interest (net of interest capitalized)	$14.8	$8.6	$8.0
Cash paid for income taxes (net of refunds received)	$58.8	$90.8	$18.1

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common stock	Common stock held in treasury and employee benefit trust	Capital in excess of par value of common stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2003	$0.7	$(3.0)	$580.5	$(29.6)	$(105.3)	$443.3
Net income	—	—	—	116.7	—	116.7	$116.7
Issuance of common stock	—	—	38.6	—	—	38.6
Excess tax benefits on stock-based payment arrangements	—	—	6.3	—	—	6.3
Net sales of common stock for employee benefit trust, at cost (Note 12)	—	0.6	—	—	—	0.6
Stock-based compensation (Note 11)	—	—	12.1	—	—	12.1
Foreign currency translation adjustment	—	—	—	—	37.8	37.8	37.8
Minimum pension liability adjustment (net of income taxes of $1.1)	—	—	—	—	(1.7)	(1.7)	(1.7)
Net deferral of hedging gains (net of income taxes of $1.1) (Note 13)	—	—	—	—	2.1	2.1	2.1
Unrealized gain on investment (net of income taxes of $4.0)	—	—	—	—	6.1	6.1	6.1
Other	—	—	0.3	—	—	0.3

							$161.0

Balance at December 31, 2004	$0.7	$(2.4)	$637.8	$87.1	$(61.0)	$662.2
Net income	—	—	—	106.1	—	106.1	$106.1
Issuance of common stock	—	—	21.1	—	—	21.1
Excess tax benefits on stock-based payment arrangements	—	—	5.5	—	—	5.5
Purchase of treasury stock (Note 12)	—	(63.9)	—	—	—	(63.9)
Net purchases of common stock for employee benefit trust, at cost (Note 12)	—	(1.2)	—	—	—	(1.2)
Stock-based compensation (Note 11)	—	—	16.3	—	—	16.3
Foreign currency translation adjustment	—	—	—	—	(37.4)	(37.4)	(37.4)
Minimum pension liability adjustment (net of income taxes of $0.4)	—	—	—	—	(0.5)	(0.5)	(0.5)
Net deferral of hedging gains (net of income taxes of $2.4) (Note 13)	—	—	—	—	(3.5)	(3.5)	(3.5)
Unrealized gain on investment (net of income taxes of $4.0)	—	—	—	—	(6.1)	(6.1)	(6.1)
Other	—	—	0.9	—	—	0.9

							$58.6

Balance at December 31, 2005	$0.7	$(67.5)	$681.6	$193.2	$(108.5)	$699.5

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

(In millions)	Common stock	Common stock held in treasury and employee benefit trust	Capital in excess of par value of common stock	Retained earnings (accumulated deficit)	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2005	$0.7	$(67.5)	$681.6	$193.2	$(108.5)	$699.5
Net income	—	—	—	276.3	—	276.3	$276.3
Issuance of common stock	—	—	26.7	—	—	26.7
Excess tax benefits on stock-based payment arrangements	—	—	17.9	—	—	17.9
Taxes withheld on issuance of stock-based awards	—	—	(5.0)	—	—	(5.0)
Purchases of treasury stock (Note 12)	—	(142.5)	—	—	—	(142.5)
Reissuances of treasury stock (Note 12)	—	10.5	(10.5)	—	—	—
Net purchases of common stock for employee benefit trust, at cost (Note 12)	—	(0.9)	—	—	—	(0.9)
Stock-based compensation (Note 11)	—	—	20.6	—	—	20.6
Foreign currency translation adjustment	—	—	—	—	35.7	35.7	35.7
Net deferral of hedging gains (net of income taxes of $4.6) (Note 13)	—	—	—	—	7.8	7.8	7.8
Minimum pension liability adjustment (net of income taxes of $7.8)	—	—	—	—	24.8	24.8	24.8
Adjustment for adoption of SFAS No. 158 (net of income taxes of $34.2) (Note 10)	—	—	—	—	(72.0)	(72.0)
Other	—	—	(2.9)	—	—	(2.9)

							$344.6

Balance at December 31, 2006	$0.7	$(200.4)	$728.4	$469.5	$(112.2)	$886.0

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation—FMC Technologies, Inc. and consolidated subsidiaries (“FMC Technologies” or “we”) designs, manufactures and services sophisticated machinery and systems for our customers through our business segments: Energy Systems (comprising Energy Production Systems and Energy Processing Systems), FoodTech and Airport Systems. Our consolidated financial statements have been prepared in United States dollars and in accordance with United States generally accepted accounting principles (“GAAP”).

Use of estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances. In particular, judgment is used in areas such as revenue recognition using the percentage of completion method of accounting, making estimates associated with the valuation of inventory and income tax assets, and accounting for retirement benefits and contingencies.

Principles of consolidation—The consolidated financial statements include the accounts of FMC Technologies and its majority-owned subsidiaries and affiliates. Intercompany accounts and transactions are eliminated in consolidation.

Reclassifications—Certain prior-year amounts have been reclassified to conform to the current year’s presentation.

Revenue recognition—Revenue from equipment sales is recognized either upon transfer of title to the customer (which is upon shipment or when customer-specific acceptance requirements are met) or under the percentage of completion method. Service revenue is recognized as the service is provided. For multiple-element revenue arrangements, such as the sale of equipment with a service agreement, we allocate the contract value to the various elements based on objective evidence of fair value for each element and recognize revenue consistent with the nature of each deliverable.

The percentage of completion method of accounting is used for construction-type manufacturing and assembly projects that involve significant design and engineering effort in order to satisfy detailed customer-supplied specifications. Under the percentage of completion method, revenue is recognized as work progresses on each contract. We primarily apply the ratio of costs incurred to date to total estimated contract costs to measure this ratio; however, there are certain types of contracts where we consistently apply the ratio of units delivered to date—or units of work performed—as a percentage of total units, because it has been determined that these methods provide a more accurate measure of progress toward completion. If it is not possible to form a reliable estimate of progress toward completion, no revenues or costs are recognized until the project is complete or substantially complete. Any expected losses on construction-type contracts in progress are charged to earnings, in total, in the period the losses are identified.

Modifications to construction-type contracts, referred to as “change orders,” effectively change the provisions of the original contract, and may, for example, alter the specifications or design, method or manner of performance, equipment, materials, sites, and/or period for completion of the work. If a change order represents a firm price commitment from a customer, we account for the revised estimate as if it had been included in the original estimate, effectively recognizing the pro rata impact of the new estimate on our calculation of progress toward completion in the period in which the firm commitment is received. If a change order is unpriced: (1) we include the costs of contract performance in our calculation of progress toward completion in the period in which the costs are incurred or become probable; and (2) when it is determined that the revenue is probable of recovery, we include the change order revenue, limited to the costs incurred to date related to the change order, in our calculation of progress toward completion. Margin is not recorded on unpriced change orders unless realization is assured beyond a reasonable doubt. The assessment of realization may be based upon our previous experience with the customer or based upon our receiving a firm price commitment from the customer.

Progress billings generally are issued contingent on completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts accounted for under the percentage of completion method amounted to $211.6 million and $159.5 million at December 31, 2006 and 2005, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance payments and progress billings within current liabilities on the consolidated balance sheets.

Cash equivalents—We consider investments in all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.

Trade receivables—We provide an allowance for doubtful accounts on trade receivables equal to the estimated uncollectible amounts. This estimate is based on historical collection experience and a specific review of each customer’s trade receivable balance.

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

Investments—We use the equity method to account for investments in the common stock of affiliated companies in which we have significant influence over operating and financial policies. Significant influence is generally when we have between 20% and 50% ownership interest. All other investments are carried at fair value or at cost, as appropriate. Each investment is reviewed regularly to evaluate whether it has experienced an other than temporary decline in fair value. If we believe that an other than temporary decline exists, the investment is written down to the fair market value with a charge to earnings.

Property, plant, and equipment —Property, plant, and equipment is recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements— 20-35 years, buildings—20 to 50 years; and machinery and equipment—3 to 20 years). Gains and losses are reflected in income upon the sale or retirement of assets. Expenditures that extend the useful lives of property, plant, and equipment are capitalized and depreciated over the estimated new remaining life of the asset.

Capitalized software costs—Other assets include the capitalized cost of internal use software (including Internet web sites). The assets are stated at cost less accumulated amortization and totaled $22.4 million and $19.5 million at December 31, 2006 and 2005, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years.

Goodwill and other intangible assets—Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise) under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” We have established October 31 as the date of our annual test for impairment of goodwill. Our acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which range from 7 to 40 years. None of our acquired intangible assets have indefinite lives.

Reserve for discontinued operations—This reserve reflects liabilities of our disposed businesses. The balance includes reserves related to personal injury and product liability claims associated with our discontinued operations as well as other unpaid employee-related and transaction costs resulting from the disposals. Personal injury and product liability claims reserves are recorded based on an actuarially-determined estimate of liabilities for both reported claims and incurred but unreported claims. Adjustments to the reserve for discontinued operations are included in results of discontinued operations in the consolidated statements of income.

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

Income taxes are not provided on our equity in undistributed earnings of foreign subsidiaries or affiliates when it is management’s intention that such earnings will remain invested in those companies. Taxes are provided on such earnings in the year in which the decision is made to repatriate the earnings.

Stock-based employee compensation—Effective January 1, 2004, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the retroactive restatement method described in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost was measured at the grant date based on the value of the award and was recognized as expense over the vesting period.

On October 1, 2005, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which modified the recognition of share-based compensation by (i) incorporating an estimate of forfeitures in the calculation of current expense to record and (ii) adjusting the recognition period for new awards that accelerate vesting upon retirement to reflect the lesser of the stated vesting period or the period until the employee becomes retirement eligible. As we previously accounted for our stock based compensation under the fair value provisions of SFAS No. 123, the adoption of SFAS No. 123R did not have a significant impact on our financial position or results of operations.

Common stock held in employee benefit trust—Shares of our common stock are purchased by the plan administrator of the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan and placed in a trust owned by us. Purchased shares are recorded at cost and classified as a reduction of stockholders’ equity in the consolidated balance sheets.

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

Foreign currency—Financial statements of operations for which the U.S. dollar is not the functional currency, and are located in non-highly inflationary countries, are translated to the U.S. dollar prior to consolidation. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while income statement accounts are translated at the average exchange rate for each period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity until the foreign entity is sold or liquidated. For operations in highly inflationary countries and where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income. Foreign currency effects on cash, cash equivalents, and debt in hyperinflationary economies are included in interest income or expense. We did not have operations in any highly inflationary countries during 2006 or 2005.

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

Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. At such time related deferred hedging gains or losses are also recorded in earnings on the same line as the hedged item. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. Any ineffectiveness identified is recorded in earnings as incurred. We also use forward contracts to hedge foreign currency assets and liabilities. These contracts are not designated as hedges; therefore, the changes in fair value of these contracts are recognized in earnings as they occur and offset gains or losses on the remeasurement of the related asset or liability.

Cash flows from derivative contracts are reported in the consolidated statements of cash flows in the same categories as the cash flows from the underlying transactions.

Recently issued accounting pronouncements—In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental quantitative and qualitative disclosures about uncertain tax positions. Under FIN No. 48, a tax position that meets a more likely than not recognition threshold, based solely on the technical merits of the position, will be recognized in the financial statements. The tax position will be measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. Additionally, FIN No. 48 requires a tabular presentation of potential tax benefits unrecognized at the beginning and end of the year that includes a listing of the significant changes during the year. The guidance is effective for the first fiscal year beginning after December 15, 2006 (our 2007 fiscal year), and the impact of adoption will be recorded as a cumulative effect of a change in accounting principle against our retained earnings balance as of the adoption date. Based on our analysis to date, we do not believe that the cumulative effect of adopting FIN 48 will have a material effect on our results of operations or financial position.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the consolidated balance sheet and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of a plan’s assets and its obligations that determine its funded status as of the date of the consolidated balance sheet. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for fiscal years ending after December 15, 2006 (our 2006 fiscal year) and measurement date provisions are effective for fiscal years ending after December 15, 2008. Retrospective application is not permitted. We have applied the recognition provisions in our consolidated balance sheet as of December 31, 2006 and the disclosure requirements in our Pensions and Postretirement and Other Benefit Plans footnote (Note 10).

NOTE 2. EARNINGS PER SHARE (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Year Ended December 31,
(In millions, except per share data)	2006	2005	2004
Basic earnings per share:
Income from continuing operations	$211.5	$131.5	$91.6

Weighted average number of shares outstanding	68.5	69.0	67.6

Basic earnings per share from continuing operations	$3.09	$1.91	$1.36

Diluted earnings per share:
Income from continuing operations	$211.5	$131.5	$91.6

Weighted average number of shares outstanding	68.5	69.0	67.6
Effect of dilutive securities:
Options on common stock	0.9	1.1	1.2
Restricted stock	0.8	0.7	0.5

Total shares and dilutive securities	70.2	70.8	69.3

Diluted earnings per share from continuing operations	$3.01	$1.86	$1.32

NOTE 3. DISCONTINUED OPERATIONS

We report discontinued operations in accordance with the guidance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when we commit to a plan to divest the business or asset group and the sale of the business or asset group is deemed probable within the next 12 months. During the fourth quarter of 2006, our FMC Technologies Floating Systems, Inc. (“Floating Systems”) business from the Energy Production Systems segment and a minor unit from the FoodTech segment met these requirements and thus have been reported as discontinued operations for all periods presented.

On November 29, 2006, we announced the sale of our Floating Systems subsidiary for $54.4 million, and the transaction closed on December 29, 2006. Floating Systems supplies turret and mooring systems, riser systems and control and service buoys for a broad range of marine and subsea projects. We recorded a gain on disposal of $34.8 million, net of tax of $18.5 million. Net assets disposed in the sale included $1.7 million in goodwill.

For the units classified as discontinued operations in 2006, the consolidated statements of income included the following in discontinued operations:

	Year Ended December 31,
(In millions)	2006	2005	2004
Revenue	$127.3	$87.5	$231.9
Income (loss) before income taxes	$90.2	$(46.7)	$40.9
Income tax provision (benefit)	27.3	(21.3)	15.8

Income (loss) from discontinued operations	$62.9	$(25.4)	$25.1

Incremental to the income reported above for 2006 is income of $1.9 million, net of tax of $1.1 million, from previously disposed operations. In April 2006, we signed an agreement assigning all rights, title and interests in certain of our trademarks related to previously discontinued operations to a third party. In consideration, the third party assumed substantially all existing and future product liability claims related to our construction equipment group. With the resolution of these claims, we recognized income reflecting the excess of the liabilities assumed by the third party over the carrying value of the trademarks.

Reserve for Discontinued Operations—The reserve for discontinued operations amounted to $4.3 million and $6.1 million at December 31, 2006 and 2005, respectively, and represents our estimate of the liability for claims associated with equipment manufactured by FMC Corporation’s discontinued machinery businesses, as defined in the Separation and Distribution Agreement (Note 14) as well as unpaid employee-related and transaction costs related to the Floating Systems disposal. Among the discontinued businesses are the power control, beverage, marine and rail divisions.

We are self insured against product liability risk for our discontinued operations, but maintain insurance coverage that limits our exposure to $2.75 million per individual product liability claim.

It is possible that our liability associated with discontinued operations could differ from the recorded reserve. We cannot predict with certainty the outcome of legal proceedings or amounts of future cash flows; however, we believe that the costs associated with the resolution of all liabilities related to discontinued operations will not result in a material adverse effect on our consolidated financial position or results of operations. See Note 16 regarding the possibility of warranty claims related to Floating Systems.

NOTE 4. DIVESTITURES

FMC Technologies Floating Systems, Inc.—See discussion of the Floating Systems sale in Note 3, Discontinued Operations.

GTL Microsystems—On December 21, 2005, we sold our 60% interest in GTL Microsystems (“GTL”), a joint venture with Accentus plc, for $9.8 million. This venture was created to advance the commercial development of gas-to-liquids technology and was part of the Energy Production Systems segment. We recorded a pre-tax gain of $8.6 million in connection with the sale.

MODEC International LLC—We owned a 37.5% interest in MODEC International LLC, a joint venture investment with a subsidiary of MODEC, Inc. The joint venture agreement gave us the right, beginning in May 2004, to elect to sell our interest in MODEC International LLC for proceeds to be determined based on the relative contribution of the operating results of the joint venture to the income of MODEC, Inc. for the preceding two fiscal years. At MODEC, Inc.’s option, the proceeds could consist of cash or shares of common stock of MODEC, Inc., or a combination thereof.

In July 2004, we communicated our decision to convert our joint venture investment and, in November 2004, we received proceeds from MODEC, Inc., valued at $77.0 million in exchange for our interest in MODEC International LLC. The proceeds consisted of 3.0 billion yen, or $27.9 million, and 2.6 million common shares of MODEC, Inc., valued at $49.1 million. MODEC, Inc. common stock is listed on the Tokyo Stock Exchange and traded in Japanese yen. The pre-tax gain recorded in connection with the conversion amounted to $60.4 million.

During September 2005, we sold all of our common shares of MODEC, Inc. for $74.4 million and realized a pre-tax gain of $25.3 million for the year ended December 31, 2005.

With the sale of our Floating Systems subsidiary, we have no continuing involvement in floating production systems. Therefore, we have reported this asset group as a discontinued operation for all periods presented in the consolidated financial statements. The GTL and MODEC International LLC joint ventures were a part of this asset group, and thus, the gains from these divestitures have been included in discontinued operations in the consolidated statements of income. The gain on sale of our shares of MODEC, Inc. remains in income from continuing operations for 2005 as the gain resulted from management’s decision to hold the investment after the transaction date rather than as a result of the operations that were discontinued. See Note 3, Discontinued Operations, for additional discussion of the accounting treatment.

NOTE 5. INVENTORIES

Inventories consisted of the following:

	December 31,
(In millions)	2006	2005
Raw materials	$158.8	$135.4
Work in process	169.4	120.7
Finished goods	420.5	329.8

Gross inventories before LIFO reserves and valuation adjustments	748.7	585.9
LIFO reserves and valuation adjustments	(160.1)	(144.8)

Net inventories	$588.6	$441.1

Inventories accounted for under the LIFO method totaled $165.9 million and $117.5 million at December 31, 2006 and 2005, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $108.5 million and $98.7 million at December 31, 2006 and 2005, respectively. During 2006 and 2004 we reduced certain LIFO inventories which were carried at costs lower than the current replacement costs. The result was a decrease in cost of sales by approximately $0.1 million in both 2006 and 2004. There were no reductions of LIFO inventory in 2005.

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

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(In millions)	2006	2005
Land and land improvements	$23.7	$24.1
Buildings	171.2	158.3
Machinery and equipment	662.8	581.1
Construction in process	76.4	38.7

	934.1	802.2
Accumulated depreciation	(488.4)	(449.7)

Property, plant and equipment, net	$445.7	$352.5

Depreciation expense was $56.5 million, $53.0 million, and $53.3 million in 2006, 2005, and 2004, respectively.

The amount of interest cost capitalized was $3.0 million, $1.3 million and $0.7 million in 2006, 2005 and 2004, respectively.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill—

The carrying amount of goodwill by business segment was as follows:

	December 31,
(In millions)	2006	2005
Energy Production Systems	$87.7	$81.4
Energy Processing Systems	10.7	10.7

Subtotal Energy Systems	98.4	92.1
FoodTech	15.4	14.8
Airport Systems	9.0	8.8

Total goodwill	$122.8	$115.7

Certain of our goodwill balances are subject to foreign currency translation adjustments, and fluctuations in exchange rates contributed to the increase in the total goodwill balance for 2006.

We perform annual testing for impairment as required under SFAS No. 142. Impairment losses are calculated at the reporting unit level, and represent the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined by a two-step process. The first compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss.

In connection with the evaluation prepared in the fourth quarter of 2004, we recorded a non-cash goodwill impairment charge of $6.5 million ($6.1 million after tax) that eliminated all remaining goodwill associated with the blending and transfer product line in the Energy Processing Systems business segment. The evaluation, which was prepared using the methodology described above, indicated that the net book value of the blending and transfer unit exceeded its estimated fair value. Blending and transfer experienced a lack of inbound orders for a sustained period of time, in part due to the volatility of oil and gas prices, which reduced the willingness of oil companies to invest capital to upgrade existing blending facilities or to invest in new blending capacity.

Intangible assets—The components of intangible assets were as follows:

	December 31,
	2006		2005
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$32.6	$9.2	$30.6	$7.5
Patents and acquired technology	50.5	23.9	42.3	19.2
Trademarks	20.3	6.2	18.9	5.4
Other	1.3	0.8	1.3	0.6

Total intangible assets	$104.7	$40.1	$93.1	$32.7

All of our acquired identifiable intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. We recorded $4.5 million, $4.6 million and $4.5 million in amortization expense related to acquired intangible assets during the years ended December 31, 2006, 2005 and 2004, respectively. During the years 2007 through 2011, annual amortization expense is expected to be approximately $5.5 million.

NOTE 8. DEBT

In April 2004, we secured a five-year $250.0 million revolving credit facility maturing April 2009. In November 2005, we amended the credit facility to extend the maturity from April 2009 to November 2010, add two one-year options to extend the term through 2012, and adjust the fees and margins. Borrowings under the restated credit agreement bear interest at a rate equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) an interest rate of 55 basis points above the London Interbank Offered Rate (“LIBOR”). The margin over LIBOR is variable and is determined based on our debt rating. Among other restrictions, the terms of the credit agreement include negative covenants related to liens and financial covenants related to debt to earnings ratios and interest coverage ratios.

Available capacity under the credit facility is reduced by outstanding letters of credit associated with the facility, which totaled $16.1 million as of December 31, 2006. Unused capacity under the credit facility at December 31, 2006 totaled $233.9 million.

In November 2005, our wholly owned subsidiary, FMC Technologies B.V. (“Tech BV”), entered into a $370 million five-year revolving credit agreement maturing in November 2010. Borrowings under the credit agreement bear interest at a rate equal to, at Tech BV’s option, either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) an interest rate of 55 basis points above LIBOR. The margin over LIBOR is variable and is determined based on our debt rating. In May 2006, the outstanding borrowings on the facility were scheduled to convert to a term loan, but we renegotiated the terms of our facility to allow for continuance as a revolving line of credit or, at our discretion and with notice to the lenders, to convert the outstanding balance to a term loan. Upon conversion, unused capacity, if any at the time of conversion, would be forfeited. Among other restrictions, the terms of the credit agreement include negative covenants related to liens and financial covenants related to debt to earnings ratios and interest coverage ratios. Borrowings under the credit facility at December 31, 2006 totaled $203.0 million, with unused capacity of $167.0 million.

Our wholly owned subsidiary, FMC Technologies Canada Corporation, has a Canadian Dollar 5.0 million revolving credit facility. The facility matures December 31, 2008 and contains financial covenants related to debt to earnings and interest coverage ratios. Borrowings bear interest at either the Canadian Dollar prime rate or bankers’ acceptance rate. There were no borrowings under the facility at December 31, 2006, with unused capacity of $4.3 million.

In January 2007, our lenders waived defaults of our restricted payment covenants in both of our five-year revolving credit facilities curing a repurchase amount in excess of amounts allowed by our debt covenants. Also in January 2007, our lenders amended both credit facilities to remove the restricted payment covenants, subject to compliance with our other debt covenants.

Commercial paper—Under our commercial paper program, we have the ability to access short-term financing through our commercial paper dealers up to the unused capacity of the $250.0 million five-year revolving credit facility. Commercial paper borrowings are issued at market interest rates.

Property financing—In September 2004, we entered into agreements for the sale and leaseback of an office building having a net book value of $8.5 million. Under the terms of the agreement, the building was sold for $9.7 million in net proceeds and leased back under a 10-year lease. We have subleased this property to a third party under a lease agreement that is being accounted for as an operating lease. We have accounted for the transaction as a financing transaction and are amortizing the related obligation using an effective annual interest rate of 5.37%.

Our future minimum lease payments under the terms of the sale-leaseback were $6.5 million as of December 31, 2006, and are payable as follows: $0.8 million in each year from 2007 through 2011, and $2.5 million thereafter.

Uncommitted credit—We have uncommitted credit lines at many of our international subsidiaries for immaterial amounts. We utilize these facilities to provide a more efficient daily source of liquidity. The effective interest rates depend upon the local national market.

Short-term debt and current portion of long-term debt—Short-term debt and current portion of long-term debt consisted of the following:

	December 31,
(In millions)	2006	2005
Property financing	$0.4	$0.3
Foreign uncommitted credit facilities	5.3	2.9
Other	0.1	0.1

Total short-term debt and current portion of long-term debt	$5.8	$3.3

Long-term debt—Long-term debt consisted of the following:

	December 31,
(In millions)	2006	2005
Revolving credit facilities (1)	$203.0	$242.6
Property financing	9.3	9.6
Other	0.8	0.8

Total long-term debt	213.1	253.0
Less: current portion	(0.5)	(0.4)

Long-term debt, less current portion	$212.6	$252.6

(1)	The borrowings on our revolving credit facilities are shown as a long-term obligation on the consolidated balance sheet at December 31, 2006 because we have both the ability and intent to refinance these obligations on a long-term basis under the respective credit agreements.

Maturities of total long-term debt as of December 31, 2006, are payable as follows: $0.5 million in 2007, $0.5 million in 2008, $0.4 million in 2009, $203.5 million in 2010, $0.5 million in 2011 and $7.7 million thereafter.

Interest rate swaps—As of December 31, 2006, we have interest rate swaps related to interest payments on $150.0 million of our variable rate borrowings on our $370 million revolving credit facility. The effect of these interest rate swaps, which were acquired in December 2005, is to fix the effective annual interest rate of these variable rate borrowings at 5.25%. The swaps, which mature in June 2008, were designated as hedges of interest payments. The swaps are accounted for as cash flow hedges and are included at fair value in other assets on our consolidated balance sheet at December 31, 2006.

In the fourth quarter of 2005, we replaced our commercial paper borrowings with draws from our revolving credit facilities. As a result, we removed the hedge relationship for our prior $150.0 million in interest rate swaps on the commercial paper borrowings, which fixed the interest rate at 2.9%. After removing the hedge relationship, the interest rate swaps became ineffective. In December 2005, we sold the interest rate swaps and deferred a gain of $7.7 million on the qualified hedged transaction. The remaining deferred gain in the amount of $4.6 million is included in accumulated other comprehensive loss as of December 31, 2006 and will be amortized into interest expense as interest expense on the underlying debt affects earnings through the maturity of the original swaps in June 2008.

Taking into account the amortization of the deferred gain, the effective interest rate on the $150.0 million of variable rate borrowings subject to the interest rate swaps will decline from the contractual fixed rate of 5.25% to an annual rate of approximately 3.2% through June 2008.

NOTE 9. INCOME TAXES

Domestic and foreign components of income (loss) before income taxes are shown below:

	Year Ended December 31,
(In millions)	2006	2005	2004
Domestic	$69.3	$9.6	$(2.2)
Foreign	226.7	199.4	120.3

Income before income taxes	$296.0	$209.0	$118.1

The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2006	2005	2004
Current:
Federal	$6.2	$31.0	$(20.0)
State	3.3	3.0	(0.6)
Foreign	38.4	53.5	56.1

Total current	47.9	87.5	35.5

Deferred:
(Decrease) increase in the valuation allowance for deferred tax assets	(12.0)	(1.0)	0.4
Other deferred tax expense (benefit)	48.6	(9.0)	(9.4)

Total deferred	36.6	(10.0)	(9.0)

Provision for income taxes	$84.5	$77.5	$26.5

Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2006	2005
Deferred tax assets attributable to:
Accrued expenses	$48.0	$46.7
Foreign tax credit carryforwards	31.9	41.7
Accrued pension and other postretirement benefits	26.1	17.1
Stock-based compensation	23.1	19.6
Net operating loss carryforwards	19.1	30.9
Inventories	16.5	15.5
Other	0.4	0.4

Deferred tax assets	165.1	171.9
Valuation allowance	(4.9)	(16.9)

Deferred tax assets, net of valuation allowance	160.2	155.0

Deferred tax liabilities attributable to:
Revenue in excess of billings on contracts accounted for under the percentage of completion method	54.7	47.7
Property, plant and equipment, goodwill and other assets	44.5	35.1

Deferred tax liabilities	99.2	82.8

Net deferred tax assets	$61.0	$72.2

At December 31, 2006 and 2005, the carrying amount of net deferred tax assets and the related valuation allowance included the impact of foreign currency translation adjustments. Included in our deferred tax assets at December 31, 2006 are U.S. foreign tax credit carryforwards of $31.9 million, which, if not utilized, will begin to expire after 2013. Realization of these deferred tax assets is dependent on the generation of sufficient U.S. taxable income prior to the above date. Based on long-term forecasts of operating results, management believes that it is more likely than not that domestic earnings over the forecast period will result in sufficient U.S. taxable income to fully realize these deferred tax assets. In its analysis, management has considered the effect of foreign deemed dividends and other expected adjustments to domestic earnings that are required in determining U.S. taxable income. Foreign earnings taxable to us as dividends, including deemed dividends for U.S. tax purposes, were $20.1 million, $474.2 million, and $30.8 million in 2006, 2005 and 2004, respectively. The significant increase in the amount of dividends in 2005 compared to 2006 and 2004 is due to the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (the “JOBS Act”) in 2005. Also included in deferred tax assets are tax benefits related to net operating loss carryforwards attributable to foreign entities. Management believes it is more likely than not that we will not be able to utilize certain of these operating loss carryforwards before expiration; therefore, we have established a valuation allowance against the related deferred tax assets.

By country, current and non-current deferred income taxes included in our consolidated balance sheet at December 31, 2006, were as follows:

	December 31, 2006
(In millions)	Current asset (liability)	Non-current asset (liability)	Total
United States	$36.2	$76.7	$112.9
Norway	(38.2)	(0.7)	(38.9)
Brazil	(5.9)	(2.3)	(8.2)
Other foreign	(3.2)	(1.6)	(4.8)

Net deferred tax assets (liabilities)	$(11.1)	$72.1	$61.0

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
	2006	2005	2004
Statutory U.S. federal income tax rate	35%	35%	35%
Net difference resulting from:
Foreign earnings subject to different tax rates	(4)	(6)	(13)
Tax on foreign intercompany dividends and deemed dividends for tax purposes	—	14	4
Settlement of tax dispute	—	—	(6)
Settlement of IRS audit	—	(2)	—
Adjustment of foreign deferred tax accounts	—	(3)	—
Nondeductible expenses	—	—	2
Change in valuation allowance	(4)	—	—
Other	2	(1)	—

Total difference	(6)	2	(13)

Effective income tax rate	29%	37%	22%

In 2006, we reversed a $12.2 million valuation allowance on deferred tax assets related to our Brazilian operations. Recent profitability and updated projections for future taxable income in Brazil caused us to change our assessment of the recoverability of deferred tax assets and reverse the valuation allowance established in prior years.

Included in the 2005 provision for income taxes were taxes related to the repatriation of foreign earnings during the fourth quarter of 2005. The JOBS Act created an incentive for U.S. corporations to repatriate earnings of foreign subsidiaries in 2005 by providing an 85% dividends received deduction for qualifying dividends. We recorded income tax expense associated with the repatriation plan of approximately $25.5 million in the fourth quarter of 2005.

Also included in the 2005 provision for income taxes is a tax benefit of $5.2 million recorded in the third quarter resulting from the resolution of a U.S. federal income tax audit and a tax benefit of $5.4 million recorded in the fourth quarter resulting from the correction of an immaterial error related to accounting for deferred taxes.

Our federal income tax returns for years through 2002 are closed for federal income tax purposes. Management believes that adequate provision for income taxes has been made for remaining open tax years.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. The cumulative balance of these undistributed earnings was $306.4 million at December 31, 2006. It is not practicable to determine the amount of applicable taxes that would be incurred if any of these earnings were repatriated.

NOTE 10. PENSIONS AND POSTRETIREMENT AND OTHER BENEFIT PLANS

We have funded and unfunded defined benefit pension plans that together cover substantially all of our U.S. employees. The plans provide defined benefits based on years of service and final average salary. Foreign-based employees are eligible to participate in FMC Technologies-sponsored or government-sponsored benefit plans to which we contribute. One of the foreign defined benefit pension plans sponsored by us provides for employee contributions; the remaining plans are noncontributory.

We have other postretirement benefit plans covering substantially all of our U.S. employees who were hired prior to January 1, 2003. The postretirement health care plans are contributory; the postretirement life insurance plans are noncontributory.

In September 2005, we adopted changes to the plan design and cost sharing structure for our pre-65 and post-65 retiree healthcare plans and integration of the Medicare Part D prescription drug component into our post-65 retiree healthcare plan. These changes, which were effective on January 1, 2006, resulted in a reduction in the benefit obligation of $9.9 million and the annual benefit cost of $0.6 million in 2005 and $1.9 million in 2006.

We have adopted the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” as amended, for our domestic pension plans as well as for many of our non-U.S. plans, including those covering employees in the United Kingdom, Norway, Germany, France, Sweden and Canada. Pension expense measured in compliance with SFAS No. 87 for the other non-U.S. pension plans is not materially different from the locally reported pension expense.

The funded status of our U.S. qualified and nonqualified pension plans, certain foreign pension plans and U.S. postretirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2006 and 2005, were as follows:

	Pensions		Other postretirement benefits
(In millions)	2006	2005	2006	2005
Accumulated benefit obligation	$713.2	$639.2

Projected benefit obligation at January 1	$739.7	$656.9	$21.1	$34.3
Service cost	32.6	26.0	0.4	0.5
Interest cost	42.0	36.9	1.2	1.6
Actuarial (gain) loss	22.2	60.1	(0.4)	(4.0)
Amendments	(3.9)	0.2	—	(9.9)
Foreign currency exchange rate changes	30.2	(23.6)	—	—
Plan participants’ contributions	4.8	1.7	2.4	3.4
Benefits paid	(26.0)	(18.5)	(4.2)	(4.8)

Projected benefit obligation at December 31	841.6	739.7	20.5	21.1

Fair value of plan assets at January 1	630.2	567.2	—	—
Actual return on plan assets	92.4	65.1	—	—
Foreign currency exchange rate changes	22.9	(17.8)	—	—
Company contributions	45.0	32.5	1.8	1.4
Plan participants’ contributions	4.8	1.7	2.4	3.4
Benefits paid	(26.0)	(18.5)	(4.2)	(4.8)

Fair value of plan assets at December 31	769.3	630.2	—	—

Funded status of the plans (liability) at December 31	$(72.3)	(109.5)	$(20.5)	(21.1)

Unrecognized actuarial loss		148.5		1.0
Unrecognized prior service cost (income)		1.9		(17.0)
Unrecognized transition asset		(3.9)		—

Net amounts recognized in the consolidated balance sheet at December 31, 2005		$37.0 (1)		$(37.1	)(2)

(1) Balance was comprised of $0.1 million in accrued pension benefits, $0.5 million in other assets and $36.4 million in accumulated other comprehensive loss.
(2) Balance was comprised of $(37.1) million in accrued other postretirement benefits.

Other noncurrent assets	$11.0		$—
Current portion of accrued pension and other postretirement benefits	(4.2)		(1.8)
Accrued pension and other postretirement benefits, net of current portion	(79.1)		(18.7)

Funded status recognized in the consolidated balance sheets at December 31, 2006	$(72.3)		$(20.5)

	Pensions		Other postretirement benefits
(In millions)	2006	2005	2006	2005
Amounts recognized in accumulated other comprehensive (income) loss:
Unrecognized actuarial loss	$129.8		$0.5
Unrecognized prior service cost (income)	(2.3)		(14.4)
Unrecognized transition asset	(3.6)		—

Accumulated other comprehensive (income) loss at December 31	$123.9		$(13.9)

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$333.5	$736.0	$20.5	$21.1
Aggregate fair value of plan assets	250.2	626.0	—	—

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	$52.3	$191.4
Aggregate fair value of plan assets	0.3	135.8

The following table summarizes the components of net periodic benefit cost:

	Pensions			Other postretirement benefits
(In millions)	2006	2005	2004	2006	2005	2004
Components of net annual benefit cost:
Service cost	$32.6	$26.0	$22.8	$0.4	$0.5	$0.6
Interest cost	42.0	36.9	35.1	1.2	1.6	2.1
Expected return on plan assets	(53.2)	(45.5)	(40.4)	—	—	—
Amortization of transition asset	(0.6)	(0.5)	1.0	—	—	—
Amortization of prior service cost (benefit)	0.5	0.8	1.0	(2.6)	(2.0)	(1.6)
Recognized net loss	10.2	6.0	5.7	0.1	(0.1)	0.2

Net annual benefit cost	$31.5	$23.7	$25.2	$(0.9)	$—	$1.3

The estimated net actuarial loss, prior service cost, and transition asset for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $8.0 million, $0.5 million and $0.6 million, respectively. The estimated prior service benefit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $2.5 million.

Effect of adopting SFAS No. 158—The following table summarizes the effect of adopting SFAS No. 158 on the consolidated balance sheet as of December 31, 2006:

	Debit (Credit)
(In millions)	Under prior accounting rules	Adjustments	After application of SFAS No. 158
Assets:
Other assets	$103.2	$(36.8)	$66.4
Deferred income tax asset	37.9	34.2	72.1

Liabilities and stockholders’ equity:
Current portion of accrued pension and other postretirement benefits	$(1.8)	$(4.2)	$(6.0)
Accrued pension and other postretirement benefits, net of current portion	(32.6)	(65.2)	(97.8)
Accumulated other comprehensive loss, net of tax	40.2	72.0	112.2

The balances in the under prior accounting rules column reflect the December 31, 2006 amounts determined under the rules of SFAS No. 87 and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

Key assumptions—The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions		Other postretirement benefits
	2006	2005	2006	2005
Discount rate	5.62%	5.46%	6.00%	5.80%
Rate of compensation increase	3.85%	3.58%	—	—

The weighted average discount rate for pensions rose from 5.46% in 2005 to 5.62% in 2006, which decreased the projected benefit obligation by $27.0 million. The higher weighted average discount rate resulted from increases in the discount rates used in determining the pension benefits for the U.K. and U.S. plans. The discount rate used for determining the U.K. pension benefit obligations grew from 4.75% in 2005 to 5.0% in 2006, decreasing the projected benefit obligation by $11.6 million. Similarly, the discount rate used in determining U.S. pension benefit obligations increased from 5.80% in 2005 to 6.0% in 2006, which caused the projected benefit obligation to decline by $15.4 million.

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions			Other postretirement benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.46%	5.82%	6.06%	5.80%	6.00%	6.25%
Rate of compensation increase	3.58%	3.94%	3.91%	—	—	—
Expected rate of return on plan assets	8.57%	8.56%	8.57%	—	—	—

Prior service costs are amortized on a straight-line basis over the average remaining service period of employees eligible to receive benefits under the plan.

Our estimate of expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions and long-term growth expectations. Actual asset returns, net of expenses, have been 13.2%, 10.7% and 11.8% for the years 2006, 2005 and 2004, respectively. On trailing five-year and ten-year annualized bases, actual returns on plan assets have exceeded the expected rates of return.

For measurement purposes, 9% and 11% increases in the per capita cost of health care benefits for pre-age 65 retirees and post-age 65 retirees are assumed for 2007. The rates of increase are forecast to decrease gradually to 5% in 2011 and remain at that level thereafter. Assumed health care cost trend rates will not have an effect on the amounts reported for the postretirement health care plan since our benefit obligation under the plan was fully capped at the 2002 benefit level. Accordingly, a one percentage point change in the assumed health care cost trend rates would not have a significant effect on total service and interest costs or on our postretirement health care obligation under this plan.

Plan assets—Our pension plan asset allocation, by asset category, was as follows:

	December 31,
(Percent of plan assets)	2006	2005
Equity securities	84.9%	84.9%
Insurance contracts	7.9	7.6
Cash	5.9	6.9
Debt securities	0.3	0.3
Other	1.0	0.3

Total	100.0%	100.0%

Our pension investment strategy emphasizes maximizing returns, consistent with ensuring that sufficient assets are available to meet liabilities, and minimizing corporate cash contributions. Investment managers are retained to invest 100% of discretionary funds and are provided a high level of freedom in asset allocation. Targets include: exceeding relevant equity indices, performing in the top quartile of all large U.S. pension plans and obtaining an absolute rate of return at least equal to the discount rate used to value plan liabilities.

Contributions—We expect to contribute $11 million to our pension plans in 2007. The pension contributions will be primarily for the U.K. and Norway qualified pension plans. All of the contributions are expected to be in the form of cash. In 2006 and 2005, we contributed $45.0 million and $32.5 million to the pension plans, respectively, which included $16.8 million and $15.0 million, respectively, to the U.S. qualified pension plan.

Estimated future benefit payments—The following table summarizes expected benefit payments from our various pension and postretirement benefit plans through 2016. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions	Other postretirement benefits
2007	$26.6	$1.8
2008	28.1	1.9
2009	31.0	1.9
2010	32.9	1.9
2011	35.2	2.0
2012-2016	219.5	9.9

Savings Plans—The FMC Technologies, Inc. Savings and Investment Plan, a qualified salary reduction plan under Section 401(k) of the Internal Revenue Code, is a defined contribution plan. Additionally, we have a non-qualified deferred compensation plan, the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (“Non-Qualified Plan”), which allows certain highly compensated employees the option to defer the receipt of a portion of their salary. We match a portion of the participants’ deferrals to the Non-Qualified Plan. Participants earn a return based on hypothetical investments in the same options as our 401(k) plan, including FMC Technologies stock. Changes in the market value of these participant investments are reflected as an adjustment to the deferred compensation liability with an offset to compensation expense. As of December 31, 2006 and 2005, our liability for the Non-Qualified Plan was $27.7 million and $20.4 million, respectively, and was recorded in other non-current liabilities. We hedge the financial impact of changes in the participants’ hypothetical investments by purchasing the investments that the participants have chosen. With the exception of FMC Technologies stock, which is maintained at its cost basis, changes in the fair value of these investments are recognized as an offset to compensation expense. As of December 31, 2006 and 2005, we had investments for the Non-Qualified Plan totaling $20.7 million and $14.9 million, respectively, at fair market value and FMC Technologies stock held in trust of $4.5 million and $3.6 million, respectively, at its cost basis.

We recognized expense of $12.7 million, $11.1 million and $9.7 million, for matching contributions to these plans in 2006, 2005 and 2004, respectively.

NOTE 11. STOCK-BASED COMPENSATION

We sponsor a share based compensation plan, which is described below, and have granted awards primarily in the form of stock options and nonvested stock awards (also known as restricted stock in the plan document). In each of the last three years, we have recognized compensation expense for awards under the plan and the corresponding income tax benefits related to the expense. The recorded amounts for each of the years in the three year period ended December 31, 2006 are as follows:

	2006	2005	2004
(In millions)
Stock-based compensation expense
Stock options	$1.6	$3.7	$5.0
Restricted stock	18.1	12.0	6.8
Other	1.2	0.8	0.5

Total stock-based compensation expense	$20.9	$16.5	$12.3
Income tax benefits related to stock-based compensation expense	$8.2	$6.4	$4.8

Stock-based compensation expense is recognized over the service period designated in each award. As of December 31, 2006, a portion of the stock-based compensation expense related to outstanding awards remains to be recognized in future periods. The compensation expense related to nonvested awards yet to be recognized totaled $23.2 million for restricted stock. These costs are expected to be recognized over a weighted average period of 1.5 years.

Prior to the adoption of SFAS No. 123R, cash retained as a result of tax deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows. With the adoption of SFAS No. 123R, the tax benefits relating to excess stock-based compensation deductions are presented prospectively, beginning in the year of adoption, in the statement of cash flows as financing cash inflows. Tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were $17.9 million and $5.5 million for 2006 and 2005, respectively, and have been presented as financing cash inflows during those years. Cash flows for 2004 and prior periods have not been revised to reflect this reclassification.

Incentive Compensation and Stock Plan—

The FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”) provides certain incentives and awards to officers, employees, directors and consultants of FMC Technologies or its affiliates. The Plan allows our Board of Directors (the “Board”) to make various types of awards to non-employee directors and the Compensation Committee (the “Committee”) of the Board to make various types of awards to other eligible individuals.

Awards include management incentive awards, common stock, stock options, stock appreciation rights, restricted stock and stock units. All awards are subject to the Plan’s provisions.

An aggregate of 16.5 million shares of our common stock were authorized for awards under the Plan. As of December 31, 2006, 9.9 million authorized shares remain and are reserved to satisfy the 3.4 million award shares currently outstanding as well as future awards granted.

Management incentive awards may be awards of cash, common stock options, restricted stock or a combination thereof. Grants of common stock options may be incentive and/or nonqualified stock options. Under the plan, the exercise price for options cannot be less than the market value of our common stock at the date of grant. Options vest in accordance with the terms of the award as determined by the Committee, which is generally after three years of service, and expire not later than 10 years after the grant date. Restricted stock grants specify any applicable performance goals, the time and rate of vesting and such other provisions as determined by the Committee. Restricted stock grants generally vest after three to four years of service and provide for accelerated vesting if a participant reaches retirement age prior to the scheduled vesting date. Additionally, awards vest immediately upon a change of control as defined in the Plan agreement. A change of control is deemed to have occurred if (i) an individual or group acquires 20% or more of our then outstanding stock, (ii) a sale or other disposition of all or substantially all of our assets is consummated, (iii) a reorganization or merger is completed resulting in the shareholders immediately prior to the transaction holding 60% or less of the shares of the newly created corporation or (iv) a majority of the Board of Directors is replaced by means of an election contest or solicitation of proxies.

Stock-based compensation awards to non-employee directors consist of stock units, restricted stock and common stock options. Awards to non-employee directors generally vest on the date of our annual stockholder meeting following the date of grant. Stock options are not exercisable, and restricted stock and stock units are not issued, until a director ceases services to the Board. At December 31, 2006, outstanding awards to active and retired non-employee directors included 5 thousand vested stock options and 171 thousand stock units.

Restricted Stock—

We measure compensation cost on restricted stock awards based on the market price at the grant date and the number of shares awarded. The compensation cost for each award is recognized ratably over the applicable service period, after taking into account estimated forfeitures. A summary of the nonvested restricted stock awards as of December 31, 2006 and changes during the year is presented below:

(Number of restricted stock shares in thousands)	Shares	Weighted- average grant date fair value
Nonvested at December 31, 2005	1,516	$26.59
Granted	497	$48.71
Vested / Settled	(397)	$20.09
Forfeited	(20)	$36.01

Nonvested at December 31, 2006	1,596	$34.98

In 2006, we granted time-based restricted stock awards, as well as awards with performance and market conditions. The vesting period for these awards is three years from the grant date.

For current year performance-based awards, the payout was dependent upon our performance relative to a peer group of companies with respect to EBITDA growth and return on investment for the year ending December 31, 2006. Based on results for the performance period, the payout will be 70 thousand shares at the vesting date in January 2009. Compensation cost has been measured for 2006 based on the actual outcome of the performance conditions.

For current year market-based awards, the payout was contingent upon our performance relative to the same peer group of companies with respect to total shareholder return for the year ending December 31, 2006. Based on results for the performance period, the payout will be 47 thousand shares at the vesting date in January 2009. Compensation cost for these awards has been calculated using the grant date fair market value, as estimated using a Monte Carlo simulation.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31, 2006:

	2006	2005	2004
Weighted average grant date fair value of restricted stock awards granted	$48.71	$33.67	$25.80
Fair value of restricted stock vested (in millions)	$18.3	$2.4	$3.9

On January 2, 2007, approximately 400 thousand restricted stock awards vested and were issued to employees.

Stock Options—

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004. There were no options granted in 2006 or 2005.

2004
Risk-free interest rate	3.1%
Stock volatility	35.1%
Expected life in years	5
Expected dividend yield	—

The expected volatility is based on historical information on our share price as well as data from comparable companies. We incorporated the volatility data from comparable companies because of our limited historical share price information since our initial public offering in 2001. Compensation expense on stock options is calculated using the fair value of options, as determined in the option-pricing model, and the number of options granted, reduced by the estimated forfeitures.

The following shows stock option activity for the year ended December 31, 2006:

(Number of stock options in thousands, intrinsic value in millions)	Shares under option	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,949	$20.29
Granted with exercise price equal to fair value	—	$—
Exercised / Settled	(1,375)	$19.57
Forfeited	(6)	$25.22

Outstanding at December 31, 2006	1,568	$20.89	5.5	$63.9
Exercisable at December 31, 2006	1,131	$19.21	4.9	$48.0

The aggregate intrinsic value reflects the value to the option holders, or the difference between the market price as of December 31, 2006 and the exercise price of the option, which would have been received by the option holders had all options been exercised as of that date. While the intrinsic value is representative of the value to be gained by the option holders, this value is not indicative of compensation expense recorded by us, which is calculated based on the option-pricing model described above.

On January 2, 2007, approximately 437 thousand options became exercisable at a weighted-average exercise price per share of $25.22 with expiration in February 2014.

The following summarizes values for option activity in each of the years in the three year period ended December 31, 2006:

	2006	2005	2004
Weighted average grant date fair value of options granted	$—	$—	$9.07
Intrinsic value of options exercised (in millions)	$51.0	$20.9	$27.5

APIC Pool—

In November 2005, the FASB issued Staff Position FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid in capital (“APIC”) pool. During the third quarter of 2006, we elected to adopt the transition guidance for the APIC pool in paragraph 81 of SFAS No. 123R. The APIC pool reflects the excess tax benefits generated upon stock option exercise or restricted stock issuance when our allowable income tax deduction for the award exceeds the compensation expense recorded for book purposes. Subsequent to adoption, the APIC pool will be increased by tax benefits from stock-based compensation and decreased by tax losses caused when the recorded stock-based compensation for book purposes exceeds the allowable income tax deduction. As of December 31, 2006, our APIC pool totaled $27.1 million.

NOTE 12. STOCKHOLDERS’ EQUITY

Capital stock—The following is a summary of our capital stock activity during each of the years in the three-year period ended December 31, 2006:

(Number of shares in thousands)	Common stock issued	Common stock held in employee benefit trust	Common stock held in treasury
December 31, 2003	66,405	164	—
Stock awards	2,399	—	—
Net stock sold from employee benefit trust	—	(57)	—

December 31, 2004	68,804	107	—
Stock awards	1,202	—	—
Treasury stock purchases	—	—	1,751
Net stock purchased for employee benefit trust	—	21	—

December 31, 2005	70,006	128	1,751
Stock awards	1,368	—	—
Net treasury stock purchases (reissuances)	—	—	2,245
Net stock sold from employee benefit trust	—	(15)	—

December 31, 2006	71,374	113	3,996

The plan administrator of the Non-Qualified Plan purchases shares of our common stock on the open market. Such shares are placed in a trust owned by FMC Technologies.

We were authorized by our Board of Directors to repurchase up to two million shares of our issued and outstanding common stock. In February 2005, we announced plans to begin repurchasing shares. Of the two million shares authorized, we repurchased 1,750,856 shares for $63.9 million in the year ended December 31, 2005. In February 2006, the Board of Directors approved the repurchase of an additional five million shares of our issued and outstanding common stock. In the year ended December 31, 2006, we repurchased 2,519,180 shares for $142.5 million and reissued 274,856 shares in connection with our incentive compensation plan. In February 2007, the Board of Directors approved the repurchase of an additional eight million shares of our issued and outstanding common stock. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our employee stock plans. The treasury shares are accounted for using the cost method.

No cash dividends were paid on our common stock in 2006, 2005 or 2004.

On June 7, 2001, our Board of Directors declared a dividend distribution to each recordholder of common stock of one Preferred Share Purchase Right for each share of common stock outstanding at that date. Each right entitles the holder to purchase, under certain circumstances related to a change in control of FMC Technologies, one one-hundredth of a share of Series A junior participating preferred stock, without par value, at a price of $95 per share (subject to adjustment), subject to the terms and conditions of a Rights Agreement dated June 5, 2001. The rights expire on June 6, 2011, unless redeemed by us at an earlier date. The redemption price of $0.01 per right is subject to adjustment to reflect stock splits, stock dividends or similar transactions. We have reserved 800,000 shares of Series A junior participating preferred stock for possible issuance under the agreement.

Accumulated other comprehensive income (loss)—Accumulated other comprehensive income (loss) consisted of the following:

	December 31,
(In millions)	2006	2005
Cumulative foreign currency translation adjustments	$(49.9)	$(85.6)
Cumulative deferral of hedging gains, net of tax	12.0	4.2
Cumulative deferral of pension and other postretirement benefit losses, net of tax	(74.3)	—
Cumulative minimum pension liability adjustments, net of tax	—	(27.1)

Accumulated other comprehensive loss	$(112.2)	$(108.5)

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative financial instruments—We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and interest rates. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. In hedging the transactions we hold the following types of designated cash flow derivatives:

Foreign exchange rate agreements—The purpose of this instrument is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies.

Interest rate swaps—The purpose of this instrument is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western and Eastern Europe, South America, Asia, and Canada. The purpose of our foreign currency hedging activities is to manage the volatility associated with anticipated foreign currency purchases and sales created in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 2 years.

Our policy is to hold derivatives only for the purpose of hedging risks, and not for trading purposes where the objective is solely to generate profit. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives. At December 31, 2006, hedging relationships existed for highly probable foreign-currency-denominated purchase and sale commitments, existing asset and liability foreign currency exposures, and to convert floating rate debt to fixed rate debt.

The following table of all outstanding derivative instruments is based on estimated fair value amounts that have been determined using available market information and commonly accepted valuation methodologies. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and do not represent potential gains or losses on these agreements.

	December 31, 2006		December 31, 2005
	Carrying	Fair	Carrying	Fair
(In millions)	Value	Value	Value	Value
Foreign Exchange Forward Contracts:
Assets	$36.4	$36.4	$21.6	$21.6

Liabilities	$32.5	$32.5	$22.5	$22.5

Interest Rate Swaps:
Assets	$0.8	$0.8	$—	$—

Liabilities	$—	$—	$—	$—

Derivatives that have been designated as cash flow hedging instruments are reported at fair value. The gain or loss on the effective portion of the hedge (i.e., change in fair value) is initially reported as a component of other comprehensive loss. The remaining gain or loss, if any, is recognized currently in earnings. Amounts in accumulated other comprehensive loss are reclassified into net income in the same period in which the hedged forecasted transaction affects earnings.

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to cash flow hedges and which were recorded in cost of sales were a loss of $1.9 million for the year ended December 31, 2006, and immaterial during the years ended December 31, 2005 and 2004.

Hedge accounting is discontinued when it is probable that the forecasted transaction will not occur. Gains or losses that were accumulated in other comprehensive loss will be recognized immediately in current period earnings. Gains related to discontinued hedging relationships were $3.8 million, $0.4 million, and $0.5 million for the years ending December 31, 2006, 2005, and 2004 respectively.

Cash flow hedges of forecasted transactions, net of tax, resulted in an aggregate credit balance of $12.0 million and $4.2 million remaining in accumulated other comprehensive loss at December 31, 2006, and 2005, respectively. We expect to transfer approximately $3.3 million of that amount to earnings during 2007 when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by 2012.

We hold certain forward contracts that have not been designated as cash-flow hedging instruments. These contracts are used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities, they are recorded at fair value, and the changes in fair value are recorded in earnings. The gains and losses, net of remeasurement of assets and liabilities, which were recorded in earnings for contracts not designated as hedging instruments were $2.0 million loss, $5.0 million loss, and $3.4 million gain for the years ending December 31, 2006, 2005, and 2004, respectively.

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

Credit risk— By their nature, financial instruments involve risk, including credit risk for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage our credit risk on financial instruments by dealing with financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses are established based on collectibility assessments.

NOTE 14. RELATED PARTY TRANSACTIONS

FMC Corporation—FMC Technologies was a subsidiary of FMC Corporation until the distribution of FMC Technologies’ common stock by FMC Corporation, which was completed on December 31, 2001.

In June 2001, FMC Corporation contributed to us substantially all of the assets and liabilities of the businesses that comprise FMC Technologies (the “Separation”). FMC Technologies and FMC Corporation entered into certain agreements which defined key provisions related to the Separation and the ongoing relationship between the two companies after the Separation. These agreements included a Separation and Distribution Agreement (“SDA”) and a Tax Sharing Agreement, which provided that FMC Technologies and FMC Corporation would make payments between them as appropriate to properly allocate tax liabilities for pre-Separation periods.

As parties to the SDA, FMC Corporation and FMC Technologies each indemnify the other party from liabilities arising from their respective businesses or contracts, from liabilities arising from breach of the SDA, from certain claims made prior to our spin-off from FMC Corporation, and for claims related to discontinued operations (Note 16).

During 2004, we received $6.9 million from FMC Corporation as a result of a judgment in a tax dispute that arose in connection with the Separation.

MODEC International LLC and MODEC, Inc.—Until 2004, we were a partner in the MODEC International LLC joint venture. MODEC, Inc., the parent of our joint venture partner in MODEC International LLC, completed an initial public offering of approximately 11% of its common stock on the Tokyo Stock Exchange in July 2003. Beginning in May 2004, we had an annual right to convert our joint venture interest in MODEC International LLC into shares of common stock of MODEC, Inc., or, at MODEC, Inc.’s option, a combination of cash and common stock with total equivalent value. During 2004, we elected to exchange our interest in MODEC International LLC under terms of the joint venture agreement, and then in 2005, we sold our resulting investment in MODEC, Inc. common stock (Note 4). In 2006, MODEC, Inc. purchased our Floating Systems subsidiary (Note 3).

NOTE 15. WARRANTY OBLIGATIONS

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide warranty liability when additional specific obligations are identified. The obligation reflected in other liabilities is the consolidated balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information is as follows:

(In millions)	2006	2005
Balance at beginning of year	$18.4	$12.2
Expenses for new warranties	21.2	25.8
Adjustments to existing accruals	(1.9)	(0.6)
Claims paid	(18.5)	(19.0)

Balance at end of year	$19.2	$18.4

NOTE 16. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments—We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide for payment of property taxes, insurance and repairs by us. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $53.6 million, $37.5 million and $34.2 million in 2006, 2005 and 2004, respectively.

Minimum future rental payments under noncancelable operating leases amounted to approximately $283.5 million as of December 31, 2006, and are payable as follows: $39.1 million in 2007, $32.1 million in 2008, $29.4 million in 2009, $26.0 million in 2010, $25.3 million in 2011 and $131.6 million thereafter. Minimum future rental payments to be received under noncancelable subleases totaled $11.2 million at December 31, 2006.

In connection with the acquisition of CDS Engineering (“CDS”), we have a commitment to acquire the remaining ownership interest in CDS in 2009 and 2011. In 2009, we will acquire an incremental 45% interest of CDS at a purchase price of slightly less than 6.5 times the average of 49% of CDS’s 2007 and 2008 earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”). In 2011, we will purchase the remaining 4.95% at a purchase price of slightly less than 6.5 times the average of 4.95% of CDS’s 2009 and 2010 EBITDA.

Contingent liabilities associated with guarantees—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled approximately $512 million at December 31, 2006, represented guarantees of our future performance. We also have provided approximately $44 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

At December 31, 2006 and 2005, we have guarantees relating to third party financial obligations of approximately $0.4 million.

We were primarily liable for an Industrial Development Revenue Bond payable to Franklin County, Ohio, until the obligations under the bond were assigned to a third party when we sold the land securing the bond. At December 31, 2006, the maximum potential amount of undiscounted future payments that we could be required to make under this bond is $3.0 million through final maturity in October 2009. Should we be required to make any payments under the bond, we may recover the property from the current owner, sell the property and use the proceeds to satisfy our payments under the bond. Management believes that proceeds from the sale of the property would cover a substantial portion of any potential future payments required.

Management believes that the ultimate resolution of our known contingencies will not materially affect our consolidated financial position or results of operations.

Contingent liabilities associated with legal matters— In February 2003, we initiated court action in the Judicial District Court in Harris County, Texas, against ABB Lummus Global, Inc. (“ABB”), seeking recovery of scheduled payments owed and compensatory, punitive and other damages. Our court action also named an ABB joint venture as a party; therefore, the other joint venture member, Heerema Zwijndrecht B.V., would share joint and several liability with ABB for the obligations of the joint venture. In December 2006, we incurred expense of $1.7 million to settle all claims and legal fees related to this dispute and the action was dismissed.

We are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the SDA with FMC Corporation, which contains key provisions relating to our 2001 spin-off from FMC Corporation, FMC Corporation is required to indemnify us for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. We expect that FMC Corporation will bear responsibility for the majority of these claims. Claims of this nature have also been asserted subsequent to the spin-off. While the ultimate responsibility for all of these claims cannot yet be determined due to lack of identification of the products or premises involved, we also expect that FMC Corporation will bear responsibility for a majority of these claims initiated subsequent to the spin-off.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

We have been working with a customer (BP p.l.c.) to evaluate leaks discovered in subsea manifolds. The leaks were detected in 2006 during the customer’s pressure testing of a subsea system that we delivered in 2004. There were no hydrocarbons present in the system during testing. We believe that the manifolds were built in compliance with industry standards and customer specifications. The testing has not identified any issues with the design or production of the manifolds, and at this time, while BP p.l.c. has reserved their rights to do so, no claim has been asserted against us.

We are subject to a warranty period related to a completed contract provided by the Floating Systems business. The customer may draw up to $12.6 million for warranty claims pursuant to a bank guarantee established in conjunction with the contract. Any potential warranty expense would be reflected in income (loss) from discontinued operations.

NOTE 17. BUSINESS SEGMENTS

Our determination of our four reportable segments was made on the basis of our strategic business units and the commonalities among the products and services within each segment, and corresponds to the manner in which our management reviews and evaluates operating performance. We have combined certain similar operating segments that meet applicable criteria established under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Our reportable segments are:

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

Segment revenue and segment operating profit

	Year Ended December 31,
(In millions)	2006	2005	2004
Revenue:
Energy Production Systems	$2,249.5	$1,770.5	$1,270.1
Energy Processing Systems	672.3	521.8	493.3
Intercompany eliminations	(1.3)	(3.0)	(10.7)

Subtotal Energy Systems	2,920.5	2,289.3	1,752.7
FoodTech	533.4	531.5	511.6
Airport Systems	344.0	327.3	279.8
Intercompany eliminations	(7.2)	(8.8)	(8.3)

Total revenue	$3,790.7	$3,139.3	$2,535.8

Income before income taxes:
Segment operating profit:
Energy Production Systems	$191.2	$128.5	$90.3
Energy Processing Systems	100.9	54.1	27.4

Subtotal Energy Systems	292.1	182.6	117.7
FoodTech	47.2	40.0	37.1
Airport Systems	25.9	23.8	16.0

Total segment operating profit	365.2	246.4	170.8

Corporate items:
Corporate expense (1)	(32.8)	(30.0)	(28.3)
Other expense, net (2)	(29.7)	(27.2)	(17.5)
Gain on sale of investment (3)	—	25.3	—
Net interest expense	(6.7)	(5.5)	(6.9)

Total corporate items	(69.2)	(37.4)	(52.7)

Income before income taxes	296.0	209.0	118.1
Provision for income taxes	84.5	77.5	26.5

Income from continuing operations	211.5	131.5	91.6
Income (loss) from discontinued operations, net of tax	64.8	(25.4)	25.1

Net income	$276.3	$106.1	$116.7

(1)	Corporate expense primarily includes corporate staff expenses.

(2)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, and the impact of unusual transactions not representative of segment operations.

(3)	In 2005, the Company liquidated its investment in MODEC, Inc. and recorded a gain of $25.3 million (see Note 4).

Segment operating capital employed and segment assets

	December 31,
(In millions)	2006	2005
Segment operating capital employed (1):
Energy Production Systems	$760.8	$464.0
Energy Processing Systems	203.8	193.5

Subtotal Energy Systems	964.6	657.5
FoodTech	146.1	162.4
Airport Systems	92.2	85.7

Total segment operating capital employed	1,202.9	905.6
Segment liabilities included in total segment operating capital employed (2)	1,132.2	944.8
Corporate (3)	138.2	208.2
Assets of discontinued operations (4)	14.5	37.0

Total assets	$2,487.8	$2,095.6

Segment assets:
Energy Production Systems	$1,504.7	$1,069.5
Energy Processing Systems	333.2	307.9
Intercompany eliminations	(1.7)	(1.1)

Subtotal Energy Systems	1,836.2	1,376.3
FoodTech	342.7	333.4
Airport Systems	156.2	140.7

Total segment assets	2,335.1	1,850.4
Corporate (3)	138.2	208.2
Assets of discontinued operations (4)	14.5	37.0

Total assets	$2,487.8	$2,095.6

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO reserves.

(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.

(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

(4)	During 2006, our Floating Systems subsidiary and a minor FoodTech unit met the requirements of discontinued operations (see Note 3).

Geographic segment information

Geographic segment sales were identified based on the location where the Company’s products and services were delivered. Geographic segment long-lived assets include investments; property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

	Year Ended December 31,
(In millions)	2006	2005	2004
Revenue (by location of customer):
United States	$1,191.8	$1,010.4	$921.0
Norway	429.2	430.9	391.0
All other countries	2,169.7	1,698.0	1,223.8

Total revenue	$3,790.7	$3,139.3	$2,535.8

	December 31,
(In millions)	2006	2005	2004
Long-lived assets:
United States	$316.0	$280.7	$311.9
Brazil	94.2	79.8	66.4
Netherlands	56.3	57.1	58.4
All other countries	235.3	160.4	178.1

Total long-lived assets	$701.8	$578.0	$614.8

Other business segment information

	Capital expenditures Year Ended December 31,			Depreciation and amortization Year Ended December 31,			Research and development expense Year Ended December 31,
(In millions)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Energy Production Systems	$94.8	$59.3	$21.6	$36.3	$32.8	$30.0	$26.9	$23.5	$21.7
Energy Processing Systems	16.2	9.4	4.4	8.2	7.7	8.2	6.1	5.7	5.9

Subtotal Energy Systems	111.0	68.7	26.0	44.5	40.5	38.2	33.0	29.2	27.6
FoodTech	21.7	20.0	19.4	21.4	20.5	20.6	11.3	13.0	12.7
Airport Systems	1.3	1.9	1.1	2.3	2.0	1.9	5.6	5.9	5.9
Corporate	4.6	1.2	1.0	2.6	2.0	2.0	—	—	—

Total	$138.6	$91.8	$47.5	$70.8	$65.0	$62.7	$49.9	$48.1	$46.2

NOTE 18. QUARTERLY INFORMATION (UNAUDITED)

	2006				2005
(In millions, except per share data and common stock prices)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$1,076.6	$938.3	$949.2	$826.6	$936.0	$760.4	$792.4	$650.5
Cost of sales	871.7	742.5	764.6	647.6	759.3	610.8	645.2	526.2
Income from continuing operations	65.2	57.4	45.8	43.1	23.8	55.0	35.2	17.5
Income (loss) from discontinued operations	37.6	3.6	19.7	3.9	7.2	(9.3)	(5.8)	(17.5)
Net income	$102.8	$61.0	$65.5	$47.0	$31.0	$45.7	$29.4	$0.0
Basic earnings per share (1)	$1.51	$0.89	$0.95	$0.68	$0.45	$0.66	$0.43	$0.00
Diluted earnings per share (1)	$1.48	$0.87	$0.93	$0.67	$0.44	$0.65	$0.42	$0.00
Common stock price:
High	$63.85	$70.27	$71.33	$51.82	$43.78	$42.11	$33.76	$35.87
Low	$50.37	$51.28	$50.68	$45.00	$34.87	$32.00	$29.05	$29.44

(1)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.

During the fourth quarter of 2006, we sold our Floating Systems business, thus exiting the floating production systems product line. The results for this business have been classified as a discontinued operation for all periods presented.

In the third quarter of 2005, we recorded a gain on the sale of an investment amounting to $25.3 million ($15.4 million after tax). In the fourth quarter of 2005, we recognized $25.5 million in income tax provision as a result of repatriating foreign earnings under the provisions of the JOBS Act.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. We have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective in providing this reasonable assurance as of December 31, 2006. During the quarter ended December 31, 2006, we enhanced our control procedures to ensure compliance with our debt covenants and proper presentation of our financial statements. We believe the redesign is an enhancement to our internal control over financial reporting providing greater assurance that potential risks in financial statement preparation are mitigated. Other than the change in controls described above, during the quarter ended December 31, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited management's assessment, presented in Management’s Annual Report on Internal Control over Financial Reporting, that FMC Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FMC Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that FMC Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, FMC Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference from the section entitled “Board of Directors” of the Proxy Statement for the 2007 Annual Meeting of Stockholders. Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each of these committees operates pursuant to a written charter setting out the functions and responsibilities of the committee. The charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors may be found on our website at www.fmctechnologies.com under “Corporate Overview – Corporate Governance” and are also available in print to any stockholder upon request without charge by submitting a written request to Jeffrey W. Carr, General Counsel and Secretary, FMC Technologies, Inc., 1803 Gears Road, Houston, Texas 77067. Information concerning audit committee financial experts on the Audit Committee of the Board of Directors is incorporated herein by reference from the section entitled “Committees of the Board of Directors – Audit Committee” of the Proxy Statement for the 2007 Annual Meeting of Stockholders.

Information regarding our executive officers is presented in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of the Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the section entitled “Security Ownership of FMC Technologies” of the Proxy Statement for the 2007 Annual Meeting of Stockholders. Additionally, Equity Plan Compensation Information is presented in Item 5 of Part II of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the section entitled “Relationship with Independent Public Accountants” of the Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements and Related Report of Independent Registered Public Accounting Firm:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule and related Report of Independent Registered Public Accounting Firm:

See “Schedule II—Valuation and Qualifying Accounts” and the related Report of Independent Registered Public Accounting Firm included herein. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Item 8 of this Annual Report on Form 10-K.

3.	Exhibits:

See Index of Exhibits beginning on page 75 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of FMC Technologies, Inc. and consolidated subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132R, which changed the method of accounting for pension and postretirement benefits, and effective October 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, modifying the method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FMC Technologies, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

Under date of February 28, 2007, we reported on the consolidated balance sheets of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2006, which are included in the annual report on Form 10-K for the year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule II – Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2007

Schedule II—Valuation and Qualifying Accounts

(In thousands)
		Additions
Description	Balance at beginning of period	charged to costs and expenses	charged to other accounts (a)	Deductions and other (b)	Balance at end of period
Year ended December 31, 2004:
Allowance for doubtful accounts	$9,355	$2,491	$619	$2,223	$10,242
Valuation allowance for deferred tax assets	$17,471	$2,379	$1,124	$3,068	$17,906

Year ended December 31, 2005:
Allowance for doubtful accounts	$10,242	$612	$(492)	$1,252	$9,110
Valuation allowance for deferred tax assets	$17,906	$2,541	$1,474	$5,038	$16,883

Year ended December 31, 2006:
Allowance for doubtful accounts	$9,110	$860	$346	$1,035	$9,281
Valuation allowance for deferred tax assets	$16,883	$655	$1,247	$13,922	$4,863

(a) – “Additions charged to other accounts” includes translation adjustments and allowances acquired through business combinations.

(b) – “Deductions and other” includes write-offs, net of recoveries, and reductions in the allowances credited to expense.

See accompanying Report of Independent Registered Public Accounting Firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC TECHNOLOGIES, INC. (Registrant)

By:	/s/ WILLIAM H. SCHUMANN, III
William H. Schumann, III
Senior Vice President and
Chief Financial Officer

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Signature

February 28, 2007	/s/ JOSEPH H. NETHERLAND
Joseph H. Netherland Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

February 28, 2007	/s/ WILLIAM H. SCHUMANN, III
William H. Schumann, III Senior Vice President and Chief Financial Officer (Principal Financial Officer)

February 28, 2007	/s/ RONALD D. MAMBU
Ronald D. Mambu Vice President and Controller (Principal Accounting Officer)

February 28, 2007	/s/ MIKE R. BOWLIN
Mike R. Bowlin, Director

Philip Burguieres, Director

February 28, 2007	/s/ C. MAURY DEVINE
C. Maury Devine, Director

February 28, 2007	/s/ THOMAS M. HAMILTON
Thomas M. Hamilton, Director

February 28, 2007	/s/ PETER D. KINNEAR
Peter D. Kinnear, Director

February 28, 2007	/s/ ASBJØRN LARSEN
Asbjørn Larsen, Director

February 28, 2007	/s/ EDWARD J. MOONEY
Edward J. Mooney, Director

February 28, 2007	/s/ RICHARD A. PATTAROZZI
Richard A. Pattarozzi, Director

February 28, 2007	/s/ JAMES M. RINGLER
James M. Ringler, Director

February 28, 2007	/s/ JAMES R. THOMPSON
James R. Thompson, Director

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
2.1	Separation and Distribution Agreement by and between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 2.1 to the Form S-1/A filed on June 6, 2001).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form S-1/A filed on April 4, 2001).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 the Form S-1/A filed on April 4, 2001).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001).

10.1	Tax Sharing Agreement by and among FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.1 to the Form S-1/A filed on June 6, 2001).

10.2	Employee Benefits Agreement by and between FMC Corporation and the Company, dated as of May 30, 2001 (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on June 6, 2001).

10.3	Transition Services Agreement between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.3 to the Form S-1/A filed on June 6, 2001).

10.4*	FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4 to the Form S-1/A filed on June 6, 2001).

10.4.a*	First Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.a to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.4.b*	Second Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.b to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.4.c*	Third Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.c to the Quarterly Report on Form 10-Q filed on May 7, 2004).

10.4.d*	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from 10.4d to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.e*	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director) (incorporated by reference from 10.4e to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.f*	Form of Grant Agreement for Key Manager Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4f to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.g*	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from 10.4g to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.h*	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director) (incorporated by reference from 10.4h to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.i*	Form of Grant Agreement for Stock Appreciation Rights Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4i to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.j*	Form of Grant Agreement for Performance Units Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4j to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.k*	Form of Long Term Incentive Performance Share Restricted Stock Agreement Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4k to the Quarterly Report on Form 10-Q filed on May 9, 2006).

10.4.l*	Fourth Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4l to the Quarterly Report on Form 10-Q filed on May 9, 2006).

10.5*	Forms of Executive Severance Agreements (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 9, 2006).

10.7.a*	FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.7.b*	FMC Technologies, Inc. Equivalent Retirement Plan Grantor Trust Agreement (incorporated by reference from Exhibit 10.7.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.7.c*	First Amendment to the FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.a*	FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.b*	FMC Technologies, Inc. Savings and Investment Plan Trust (incorporated by reference from Exhibit 10.8.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.c*	First Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.d*	Second Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.d to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.e*	Third Amendment of the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.e to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.9.a*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.9.b*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan Trust Agreement (incorporated by reference from Exhibit 10.9.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.9.c*	First Amendment to the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.10	Commercial Paper Dealer Agreement 4(2) Program between Merrill Lynch Money Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Company, dated as of January 24, 2003 (incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K filed on March 25, 2003).

10.11	Commercial Paper Dealer Agreement 4(2) Program between Banc of America Securities LLC and the Company, dated as of January 24, 2003 (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K filed on March 25, 2003).

10.12	Issuing and Paying Agency Agreement between Wells Fargo Bank, National Association and the Company, dated as of January 3, 2004 (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed on March 12, 2004).

10.13	$250,000,000 Amended and Restated Five-Year Credit Agreement dated November 10, 2005, by and among FMC Technologies, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.13 to the Form 8-K filed on November 14, 2005).

10.13.a	First Amendment to $250,000,000 Amended and Restated Five-Year Credit Agreement dated January 26, 2007, by and among FMC Technologies, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto.

10.14	$370,000,000 Five-Year Credit Agreement dated November 10, 2005 by and among FMC Technologies B.V., FMC Technologies, Inc., DNB Nor Bank ASA, as Administrative Agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.14 to the Form 8-K filed on November 14, 2005).

10.14.a	First Amendment to the $370,000,000 Five-Year Credit Agreement dated November 10, 2005 by and among FMC Technologies, B.V., FMC Technologies, Inc., DNB Nor Bank ASA, as Administrative Agent, and the other lenders party thereto (incorporated by reference from 10.14a to the Quarterly Report on Form 10-Q filed on May 9, 2006).

10.14.b	Second Amendment to the $370,000,000 Five-Year Credit Agreement dated January 26, 2007, by and among FMC Technologies, B.V., FMC Technologies, Inc., DNB Nor Bank ASA, as Administrative Agent, and the other lenders party thereto.

14.1	FMC Technologies, Inc. Code of Business Conduct and Ethics Including Provisions for Principal Executive and Financial Officers (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed on March 12, 2004).

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.