Form 10-Q
period 2007-03-31
FMC TECHNOLOGIES INC
filed 2007-05-10
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, par value $0.01 per share	64,935,122

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2007	2006
Revenue	$979.9	$826.6
Costs and expenses:
Cost of sales	768.1	647.6
Selling, general and administrative expense	105.3	95.8
Research and development expense	15.5	11.7

Total costs and expenses	888.9	755.1
Net gain on disposal of assets	2.3	0.2
Minority interests	(0.5)	(0.8)

Income before net interest expense and income taxes	92.8	70.9
Net interest expense	(1.9)	(1.5)

Income from continuing operations before income taxes	90.9	69.4
Provision for income taxes	29.2	26.3

Income from continuing operations	61.7	43.1
Income (loss) from discontinued operations, net of income taxes	(0.4)	3.9

Net income	$61.3	$47.0

Basic earnings per share (Note 2):
Income from continuing operations	$0.92	$0.62
Income (loss) from discontinued operations	(0.01)	0.06

Basic earnings per share	$0.91	$0.68

Diluted earnings per share (Note 2):
Income from continuing operations	$0.90	$0.61
Income (loss) from discontinued operations	(0.01)	0.06

Diluted earnings per share	$0.89	$0.67

Weighted average shares outstanding (Note 2)
Basic	67.3	68.7

Diluted	68.5	70.4

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$85.7	$79.5
Trade receivables, net of allowances of $9.5 in 2007 and $9.3 in 2006	878.3	903.4
Inventories (Note 3)	663.4	588.6
Prepaid expenses	36.9	28.1
Other current assets	89.3	76.1
Assets of discontinued operations	5.8	14.5
Assets held for sale	1.4	—

Total current assets	1,760.8	1,690.2
Investments	28.2	26.0
Property, plant and equipment, net of accumulated depreciation of $494.5 in 2007 and $488.4 in 2006	439.3	445.7
Goodwill	124.8	122.8
Intangible assets, net	63.3	64.6
Deferred income taxes	85.9	72.1
Other assets	92.3	66.4

Total assets	$2,594.6	$2,487.8

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$4.4	$5.8
Accounts payable, trade and other	396.1	422.7
Advance payments and progress billings	509.1	448.1
Other current liabilities	250.7	279.8
Income taxes payable	27.2	29.8
Current portion of accrued pension and other postretirement benefits	6.0	6.0
Deferred income taxes	24.4	11.1
Liabilities of discontinued operations	4.7	4.9

Total current liabilities	1,222.6	1,208.2
Long-term debt, less current portion	331.4	212.6
Accrued pension and other postretirement benefits, less current portion	97.4	97.8
Other liabilities	130.6	74.9
Minority interests in consolidated companies	8.8	8.3
Commitments and contingent liabilities (Note 12)
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2007 or 2006	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 71.6 and 71.4 shares issued in 2007 and 2006, respectively; 65.4 and 67.3 shares outstanding in 2007 and 2006, respectively	0.7	0.7
Common stock held in employee benefit trust, at cost; 0.1 shares outstanding in 2007 and 2006	(4.6)	(4.5)
Common stock held in treasury, at cost; 6.1 and 4.0 shares in 2007 and 2006, respectively	(342.1)	(195.9)
Capital in excess of par value of common stock	716.7	728.4
Retained earnings	530.1	469.5
Accumulated other comprehensive loss	(97.0)	(112.2)

Total stockholders’ equity	803.8	886.0

Total liabilities and stockholders’ equity	$2,594.6	$2,487.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2007	2006
Cash provided (required) by operating activities of continuing operations:
Income from continuing operations	$61.7	$43.1
Adjustments to reconcile income to cash provided (required) by operating activities of continuing operations:
Depreciation	15.1	13.9
Amortization	4.4	2.7
Employee benefit plan costs	14.1	12.2
Deferred income tax provision (benefit)	11.1	(2.4)
Net gain on disposal of assets	(2.3)	(0.2)
Other	2.7	3.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	33.6	(16.8)
Inventories	(72.8)	(75.5)
Accounts payable, trade and other	(37.7)	(8.0)
Advance payments and progress billings	55.6	15.4
Other current assets and liabilities, net	(56.0)	(17.5)
Other assets and liabilities, net	(1.5)	(1.4)
Income taxes payable	(17.0)	9.2
Accrued pension and other postretirement benefits, net	(5.0)	(4.0)

Cash provided (required) by operating activities of continuing operations	6.0	(26.1)
Net cash provided by discontinued operations – operating	6.3	13.4

Cash provided (required) by operating activities	12.3	(12.7)

Cash provided (required) by investing activities:
Capital expenditures	(29.9)	(29.1)
Proceeds from disposal of assets	60.8	1.2
Other	—	2.3

Cash provided (required) by investing activities	30.9	(25.6)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt and current portion of long-term debt	(1.4)	1.2
Net increase in commercial paper	90.0	—
Proceeds from issuance of long-term debt	28.8	7.5
Proceeds from exercise of stock options	5.5	11.4
Purchase of treasury stock	(168.3)	(35.2)
Excess tax benefits	7.7	7.3
Other	(0.1)	(0.4)

Cash required by financing activities	(37.8)	(8.2)

Effect of exchange rate changes on cash and cash equivalents	0.8	0.3

Increase (decrease) in cash and cash equivalents	6.2	(46.2)
Cash and cash equivalents, beginning of period	79.5	152.9

Cash and cash equivalents, end of period	$85.7	$106.7

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The following (a) condensed balance sheet as of December 31, 2006, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements, and notes thereto (the “statements”), of FMC Technologies, Inc. and its consolidated subsidiaries (“FMC Technologies”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

During the fourth quarter of 2006, our FMC Technologies Floating Systems, Inc. (“Floating Systems”) business from the Energy Production Systems segment and a minor unit from the FoodTech segment met the requirements for presentation as discontinued operations. The sale of Floating Systems was completed in December 2006. The results of these businesses have been reported as discontinued operations for all periods presented.

Note 2: Earnings Per Share (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

(In millions, except per share data)	Three Months Ended March 31,
	2007	2006
Basic earnings per share:
Income from continuing operations	$61.7	$43.1

Weighted average number of shares outstanding	67.3	68.7

Basic earnings per share from continuing operations	$0.92	$0.62

Diluted earnings per share:
Income from continuing operations	$61.7	$43.1

Weighted average number of shares outstanding	67.3	68.7
Effect of dilutive securities:
Options on common stock	0.6	1.0
Restricted stock	0.6	0.7

Total shares and diluted securities	68.5	70.4

Diluted earnings per share from continuing operations	$0.90	$0.61

Note 3: Inventories

Inventories consisted of the following:

(In millions)	March 31, 2007	December 31, 2006
Raw materials	$164.1	$158.8
Work in process	195.3	169.4
Finished goods	478.7	420.5

Gross inventories before LIFO reserves and valuation adjustments	838.1	748.7
LIFO reserves and valuation adjustments	(174.7)	(160.1)

Net inventories	$663.4	$588.6

Note 4: Derivative Financial Instruments

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

	March 31, 2007		December 31, 2006
(In millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Foreign Exchange Forward Contracts:
Assets	$65.5	$65.5	$36.4	$36.4

Liabilities	$36.8	$36.8	$32.5	$32.5

Interest Rate Swaps:
Assets	$0.5	$0.5	$0.8	$0.8

Liabilities	$—	$—	$—	$—

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness were $4.0 million in net gains for the three months ended March 31, 2007 and immaterial for the three months ended March 31, 2006. We reported these earnings impacts in costs of sales on the consolidated statements of income and in other expense, net, in the reconciliation of segment operating profit to income before income taxes.

Note 5: Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. We have adopted FIN No. 48 effective January 1, 2007. The adoption of FIN No. 48 did not have a material effect on our results of operations or financial position.

At the January 1, 2007 adoption date, the total amount of unrecognized tax benefits included in income taxes payable was $19.1 million. Of this amount, $15.8 million would affect the effective tax rate if recognized, and the remaining amount reflects temporary differences.

Management believes that it is reasonably possible that within twelve months unrecognized tax benefits related to certain tax reporting positions taken in prior periods will decrease by between $3.0 million and $10.2 million, due to either the expiration of the statute of limitations in certain jurisdictions or the resolution of current income tax examinations, or both.

It is our policy to classify interest expense and penalties recognized on underpayments of income taxes as income tax expense. Included in the total amount of unrecognized tax benefits was $1.5 million of accrued interest and penalties.

Tax years after 1995, 2001 and 2002 remained subject to examination in Norway, Brazil and the United States, respectively.

Note 6: Debt

Long-term debt—Long-term debt consisted of the following:

(In millions)	March 31, 2007	December 31, 2006
Revolving credit facilities (1)	$232.0	$203.0
Commercial paper (2)	90.0	—
Property financing	9.2	9.3
Other	0.7	0.8

Total long-term debt	331.9	213.1
Less: current portion	(0.5)	(0.5)

Long-term debt, less current portion	$331.4	$212.6

(1)	The borrowings on our revolving credit facilities are shown as a long-term obligation on the consolidated balance sheets because we have both the ability and intent to refinance these obligations on a long-term basis under the respective credit agreements.
(2)	Committed credit available under our five-year revolving credit facilities provided the ability to refinance our commercial paper obligations on a long-term basis. Therefore, at March 31, 2007, our commercial paper borrowings were classified as long-term on the consolidated balance sheet. Commercial paper borrowings as of March 31, 2007 had an average interest rate of 5.50%.

Note 7: Warranty Obligations

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide warranty liability when additional specific obligations are identified. The obligation reflected in other liabilities in the consolidated balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information is as follows:

(In millions)	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$19.2	$18.4
Expense for new warranties	4.3	3.5
Adjustments to existing accruals	(1.5)	(0.1)
Claims paid	(7.1)	(3.7)

Balance at end of period	$14.9	$18.1

Note 8: Sale Leaseback Transaction

In March 2007, we sold and leased back property in Houston, Texas consisting of land, corporate offices and production facilities primarily related to the Energy Production Systems segment. We received proceeds of $58.1 million in connection with the sale. The carrying value of the property sold was $20.3 million. We are accounting for the transaction as a sale leaseback resulting in (i) the immediate recognition of $1.3 million of the $37.4 million gain on the transaction and (ii) the deferral of the remaining $36.1 million of the gain, which will be amortized to rent expense over a noncancellable ten-year lease term. The deferred gain is presented in other liabilities in the consolidated balance sheet. The lease expires in 2022 and provides for two 5-year optional extensions as well as the option to terminate the lease in 2017, subject to a $3.3 million fee. Annual rent of $4.2 million escalates 2% per year. The lease has been recorded as an operating lease.

Note 9: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
(In millions)	Three Months Ended March 31,
	2007	2006
Service cost	$9.6	$7.9
Interest cost	12.0	10.2
Expected return on plan assets	(15.5)	(12.9)
Amortization of transition asset	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.2
Amortization of actuarial losses, net	2.4	2.2

Net periodic benefit cost	$8.5	$7.5

	Other Postretirement Benefits
(In millions)	Three Months Ended March 31,
	2007	2006
Service cost	$0.1	$0.1
Interest cost	0.3	0.4
Amortization of prior service benefit	(0.6)	(0.7)

Net periodic benefit cost	$(0.2)	$(0.2)

Note 10: Stock-Based Compensation

We sponsor a share-based compensation plan and have granted awards primarily in the form of stock options and nonvested stock awards (also known as restricted stock in the plan document). We recognize compensation expense for awards under the plan and the corresponding income tax benefits related to the expense. The recorded amounts for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
(In millions)
Stock options	$—	$0.3
Restricted stock	4.9	3.7
Other	0.3	0.4

Total stock-based compensation expense	$5.2	$4.4

Income tax benefits related to stock-based compensation expense	$2.0	$1.7

In the three months ended March 31, 2007, we granted the following restricted stock awards to employees (presented at maximum payout amounts):

(Number of shares in thousands)	Shares		Weighted- average grant date fair value
Time-based	309
Performance-based	114	*
Market-based	57	*

Granted during the three months ended March 31, 2007	480		$64.75

*	Assumes maximum payout

We granted time-based restricted stock awards that cliff vest after three or four years. The fair value of these time-based awards was determined using the market value of our common stock on the grant date. Compensation cost is recognized over the lesser of the stated vesting period or the period until the employee reaches age 62, the retirement eligible age under the plan. We also granted restricted stock awards with performance-based and market-based conditions. The vesting period for these awards is three years.

For current year performance-based awards, actual payouts may vary from zero to 114,174 shares and will be dependent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ending December 31, 2007. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.

For current year market-based awards, actual payouts may vary from zero to 57,086 shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return for the year ending December 31, 2007. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.

Note 11: Stockholders’ Equity

There were no dividends declared during the three months ended March 31, 2007 or 2006.

We have been authorized by our Board of Directors to repurchase up to 15 million shares of our issued and outstanding common stock. Through March 31, 2007, we made the following purchases under the buyback program:

(In millions, except share data)	2007		2006
	Shares	$	Shares	$
Total purchased to date – January 1,	4,270,036	$206.4	1,750,856	$63.9
Treasury stock repurchases – first quarter	2,525,030	168.3	729,800	35.2

Total purchased to date – March 31,	6,795,066	374.7	2,480,656	99.1
Treasury stock repurchases – second quarter	*	*	82,000	5.0

Total purchased to date – June 30,	*	*	2,562,656	104.1
Treasury stock repurchases – third quarter	*	*	805,500	47.7

Total purchased to date – September 30,	*	*	3,368,156	151.8
Treasury stock repurchases – fourth quarter	*	*	901,880	54.6

Total purchased to date – December 31,	*	*	4,270,036	$206.4

*- not yet applicable

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our share-based compensation plan. The treasury shares are accounted for using the cost method.

During the three months ended March 31, 2007, 0.6 million shares were issued in connection with our share-based compensation plan, of which 0.4 million shares were reissued from treasury stock. During the year ended December 31, 2006, 1.6 million shares were issued, including 0.3 million from treasury stock.

Comprehensive income consisted of the following:

(In millions)	Three Months Ended March 31,
	2007	2006
Net income	$61.3	$47.0
Foreign currency translation adjustments	7.3	10.3
Net deferral of hedging gains, net of tax	6.8	3.9
Amortization of pension and other postretirement benefit losses, net of tax	1.1	—

Comprehensive income	$76.5	$61.2

Accumulated other comprehensive loss consisted of the following:

(In millions)	March 31, 2007	December 31, 2006
Cumulative foreign currency translation adjustments	$(42.6)	$(49.9)
Cumulative deferral of hedging gains, net of tax	18.8	12.0
Cumulative deferral of pension and other postretirement benefit losses, net of tax	(73.2)	(74.3)

Accumulated other comprehensive loss	$(97.0)	$(112.2)

Note 12: Commitments and Contingent Liabilities

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

We are subject to a warranty period related to a completed contract provided by the Floating Systems business. The customer may draw upon a bank guarantee established in conjunction with the contract, which could result in warranty expense of up to $12.6 million, or $0.11 per share. Any potential warranty expense would be reflected in income (loss) from discontinued operations.

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. The majority of these financial instruments represent guarantees of our future performance. Management does not expect these financial instruments to result in losses, if any, that would have a material adverse effect on our consolidated financial position or results of operations.

Note 13: Business Segment Information

Segment revenue and segment operating profit

(In millions)	Three Months Ended March 31,
	2007	2006
Revenue
Energy Production Systems	$610.0	$485.4
Energy Processing Systems	173.2	152.3
Intercompany eliminations	(0.3)	(0.1)

Subtotal Energy Systems	782.9	637.6
FoodTech	126.3	122.9
Airport Systems	72.7	68.2
Intercompany eliminations	(2.0)	(2.1)

Total revenue	$979.9	$826.6

Income before income taxes
Segment operating profit:
Energy Production Systems	$61.9	$49.3
Energy Processing Systems	30.2	23.3

Subtotal Energy Systems	92.1	72.6
FoodTech	9.0	7.1
Airport Systems	3.1	2.5

Total segment operating profit	104.2	82.2
Corporate items:
Corporate expense(1)	(7.9)	(6.7)
Other expense, net(2)	(3.5)	(4.6)
Net interest expense	(1.9)	(1.5)

Total corporate items	(13.3)	(12.8)

Income before income taxes	$90.9	$69.4

(1)	Corporate expense primarily includes corporate staff expenses.
(2)

Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed

(In millions)	March 31, 2007	December 31, 2006
Segment operating capital employed (1):
Energy Production Systems	$760.7	$760.8
Energy Processing Systems	236.6	203.8

Subtotal Energy Systems	997.3	964.6
FoodTech	135.7	146.1
Airport Systems	96.9	92.2

Total segment operating capital employed	1,229.9	1,202.9
Segment liabilities included in total segment operating capital employed (2)	1,184.6	1,132.2
Corporate (3)	174.3	138.2
Assets of discontinued operations	5.8	14.5

Total assets	$2,594.6	$2,487.8

(1)

FMC Technologies’ management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO inventory reserves.

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

Note 14: Subsequent Event

On April 2, 2007, we increased our ownership in CDS Engineering BV (“CDS”) from 50.05% to 91% for an immediate payment of $40.0 million plus a payment in 2009 consisting of a fixed amount of 11.2 million Euros and a variable component contingent on CDS’s earnings. We had previously committed to purchasing the minority share in two increments, 45% in 2009 and 4.95% in 2011. This transaction accelerates our planned buyout of the minority shareholders, while retaining a commitment to purchase the remaining 9% of CDS in 2009 and 2011. The 2009 and 2011 commitments are contingent on CDS’s earnings in the two years immediately preceding the payouts. Our consolidated net income will reflect a 91% ownership of the results of CDS’s operations beginning April 2, 2007. CDS has been a consolidated subsidiary reported in the Energy Production Systems segment since our investment in CDS in 2003, and minority interests in the subsidiary will continue to be shown on the face of our balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the Securities and Exchange Commission, our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, those described under Risk Factors in Item 1A of our 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2007.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In millions, except %)	Three Months Ended March 31,		Change
	2007	2006	$	%
Revenue	$979.9	$826.6	$153.3	18.5%
Costs and expenses:
Cost of sales	768.1	647.6	120.5	18.6
Selling, general and administrative expense	105.3	95.8	9.5	9.9
Research and development expense	15.5	11.7	3.8	32.5

Total costs and expenses	888.9	755.1	133.8	17.7
Net gain on disposal of assets	2.3	0.2	2.1	> 100.0
Minority interests	(0.5)	(0.8)	0.3	(37.5)
Net interest expense	(1.9)	(1.5)	(0.4)	26.7

Income from continuing operations before income taxes	90.9	69.4	21.5	31.0
Provision for income taxes	29.2	26.3	2.9	11.0

Income from continuing operations	61.7	43.1	18.6	43.2
Income (loss) from discontinued operations, net of income taxes	(0.4)	3.9	(4.3)	< (100.0)

Net income	$61.3	$47.0	$14.3	30.4%

Our total revenue for the first quarter of 2007 reflects growth in all business segments compared to the same period in 2006. Our Energy Production Systems businesses provided $124.6 million of the $153.3 million increase. We benefited from high demand for equipment and systems, especially subsea systems, used in the major oil and gas producing regions throughout the world. Oil and gas prices remain high relative to historical levels, creating incentives for investment in the energy industry. The favorable market conditions related to continued strong oil and gas prices drove higher demand in our Energy Processing Systems businesses, providing $20.9 million in incremental revenue compared to 2006. Of the increase in total revenue, $38.8 million was attributable to the favorable impact of foreign currency translation.

Cost of sales held at 78.4% of revenue for both periods. As a result, gross profit (revenue less cost of sales) increased because of volume improvement, primarily in our Energy Systems’ businesses. Of the increase in cost of sales, $32.9 million was attributable to foreign currency translation.

Selling, general and administrative expense for the first quarter of 2007 increased compared to the same period in 2006, but declined as a percentage of sales from 11.6% in 2006 to 10.8% in 2007. Higher costs in our Energy Production Systems businesses were primarily responsible for the dollar increase, the result of increased headcount required to support growth in this business segment and higher bid costs. While we have expanded our operations to meet the growing demand, we have been able to reduce expenses as a percentage of sales by leveraging our existing capabilities. Of the increase in selling, general and administrative expense, $2.7 million was attributable to changes in foreign currency exchange rates.

Net interest expense for the first quarter of 2007 was higher compared to the same period in 2006, primarily as a result of higher average debt levels.

Our income tax provisions for the first quarter of 2007 and 2006 reflect effective tax rates of 32.1% and 37.9%, respectively. The decrease in the effective rate in 2007 is primarily the result of higher international tax expense in 2006 resulting from foreign currency exchange gains. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates. We anticipate our full year effective tax rate will be approximately 32%.

Outlook

We estimate that our full-year 2007 diluted earnings per share from continuing operations will be within the range of $3.90 to $4.10.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(In millions, except %)	Three Months Ended March 31,		Favorable/ (Unfavorable)
	2007	2006	$	%
Revenue
Energy Production Systems	$610.0	$485.4	$124.6	25.7
Energy Processing Systems	173.2	152.3	20.9	13.7
Intercompany eliminations	(0.3)	(0.1)	(0.2)	*

Subtotal Energy Systems	782.9	637.6	145.3	22.8
FoodTech	126.3	122.9	3.4	2.8
Airport Systems	72.7	68.2	4.5	6.6
Intercompany eliminations	(2.0)	(2.1)	0.1	*

Total revenue	$979.9	$826.6	$153.3	18.5%

Segment Operating Profit
Energy Production Systems	$61.9	$49.3	$12.6	25.6%
Energy Processing Systems	30.2	23.3	6.9	29.6

Subtotal Energy Systems	92.1	72.6	19.5	26.9
FoodTech	9.0	7.1	1.9	26.8
Airport Systems	3.1	2.5	0.6	24.0

Total segment operating profit	104.2	82.2	22.0	26.8
Corporate items:
Corporate expense	(7.9)	(6.7)	(1.2)	17.9
Other expense, net	(3.5)	(4.6)	1.1	(23.9)
Net interest expense	(1.9)	(1.5)	(0.4)	26.7

Total corporate items	(13.3)	(12.8)	(0.5)	3.9

Income from continuing operations before income taxes	90.9	69.4	21.5	31.0
Provision for income taxes	(29.2)	(26.3)	(2.9)	11.0

Income from continuing operations	61.7	43.1	18.6	43.2
Income (loss) from discontinued operations, net of income taxes	(0.4)	3.9	(4.3)	< (100.0)

Net income	$61.3	$47.0	$14.3	30.4%

*	Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue was $124.6 million higher in the first quarter of 2007 compared to the same period in 2006. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Subsea systems revenue of $474.1 million increased $108.1 million compared to the first quarter of 2006 driving the majority of the increase. Subsea systems’ higher volumes reflect progress on new and ongoing projects located offshore West Africa, in the North Sea, and in the Gulf of Mexico. Foreign currency translation contributed $29.4 million of the revenue increase, predominantly within subsea systems revenue.

Energy Production Systems operating profit increased by $12.6 million in the first quarter of 2007 compared to the same period in 2006. The increase reflects $21.2 million in higher gross profits from higher volume, primarily from subsea systems. Offsetting the increase was $5.5 million in higher selling, general and administrative expenses reflecting higher staff levels. Further, research and development costs increased $3.3 million since the first quarter of 2006 reflecting greater investment in advancing our existing product lines, and further developing our subsea processing and light well intervention technologies.

Energy Processing Systems

Energy Processing Systems’ revenue increased by $20.9 million in the first quarter of 2007 compared to the first quarter of 2006. The increase was driven by higher volume in fluid control products, which reflected continued strength in both oil and gas prices and land-based drilling activity.

Energy Processing Systems’ operating profit in the first quarter of 2007 increased by $6.9 million compared to the same period in 2006. Most of the incremental earnings resulted from the continued high demand for fluid control products.

FoodTech

FoodTech’s revenue increased by $3.4 million in the first quarter of 2007 compared to the same period in 2006. There were no significant differences in results for most of the segment’s product lines. Foreign currency translation contributed $4.3 million of the revenue increase.

FoodTech’s operating profit increased by $1.9 million in the first quarter of 2007 compared to the same period in 2006. Lower costs were the primary influence on profits, especially in food processing businesses.

Airport Systems

Airport Systems’ revenue was $4.5 million higher in the first quarter of 2007 compared to the same period in 2006, driven primarily from increased demand for ground support equipment, parts and airport maintenance services.

Airport Systems’ operating profit in the first quarter of 2007 increased by $0.6 million compared with the same period in 2006, primarily as result of the higher sales volume.

Corporate Items

Our corporate items reduced earnings by $13.3 million in 2007 compared to $12.8 million in 2006. The increase in expense in 2007 primarily reflects growth in employee compensation costs, such as stock based compensation, employee benefits and bonuses. Favorable foreign currency fluctuations generated approximately $2.7 million in incremental income for 2007.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2007	2006
Energy Production Systems	$877.9	$627.4
Energy Processing Systems	199.9	151.0
Intercompany eliminations	(0.8)	—

Subtotal Energy Systems	1,077.0	778.4
FoodTech	156.1	157.1
Airport Systems	94.2	104.0
Intercompany eliminations	(2.3)	(1.4)

Total inbound orders	$1,325.0	$1,038.1

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	March 31, 2007	December 31, 2006	March 31, 2006
Energy Production Systems	$2,295.6	$2,027.7	$1,591.5
Energy Processing Systems	332.7	306.0	213.5
Intercompany eliminations	(0.6)	(0.2)	(0.2)

Subtotal Energy Systems	2,627.7	2,333.5	1,804.8
FoodTech	198.5	168.8	164.2
Airport Systems	174.3	152.7	129.6
Intercompany eliminations	(1.8)	(1.5)	(0.8)

Total order backlog	$2,998.7	$2,653.5	$2,097.8

Energy Production Systems’ order backlog at March 31, 2007 increased by $267.9 million since year-end 2006 reflecting higher subsea project orders, including Norsk Hydro’s Vega project in the North Sea. Backlog has increased $704.1 million since March 31, 2006, which includes this quarter’s Vega project order, as well as three subsea projects offshore Brazil totaling approximately $500 million. We expect to convert approximately 65% of the March 31, 2007 backlog into revenue during 2007.

Energy Processing Systems’ order backlog at March 31, 2007 increased by $26.7 million since year-end 2006, and by $119.2 million since March 31, 2006, reflecting higher demand for fluid control products and measurement solutions. We expect to convert approximately 80% of the March 31, 2007 backlog into revenue during 2007.

FoodTech’s order backlog at March 31, 2007 increased by $29.7 million since year-end 2006, and by $34.3 million since March 31, 2006, reflecting higher demand from Asia, including China. We expect to convert the March 31, 2007 backlog into revenue during 2007.

Airport Systems’ order backlog at March 31, 2007 increased by $21.6 million since year-end 2006, and by $44.7 million since March 31, 2006, reflecting significant orders for loaders and other ground support equipment. We expect to convert approximately 90% of the March 31, 2007 backlog into revenue during 2007.

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations, and when needed, through various credit facilities.

Our net debt at March 31, 2007 and December 31, 2006, was $250.1 million and $138.9 million, respectively. Net debt is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net debt.

(In millions)	March 31, 2007	December 31, 2006
Cash and cash equivalents	$85.7	$79.5
Short-term debt and current portion of long-term debt	(4.4)	(5.8)
Long-term debt, less current portion	(331.4)	(212.6)

Net debt	$(250.1)	$(138.9)

The increase in net debt was primarily due to repurchases of our common stock, which totaled $168.3 million for the three months ended March 31, 2007.

Cash Flows

During the first quarter of 2007, we generated $6.0 million in cash flows from operating activities of continuing operations. Our cash earnings for the quarter covered the cash required for working capital increases in our Energy Systems businesses. In the first quarter of 2006, working capital growth exceeded our cash earnings, resulting in $26.1 million in cash required by operating activities of continuing operations. Our working capital balances can vary significantly quarter to quarter depending on the payment terms and timing of delivery on key contracts.

Compared to the first quarter of 2006, capital expenditures were flat at approximately $30 million. In 2007, we received $60.8 million in proceeds from the sale of assets, including $58.1 million from the sale and leaseback of land and property in Houston, Texas.

Cash required by financing activities was $37.8 million for the first quarter of 2007. We repurchased 2.5 million shares for $168.3 million under our 15 million share authorization. To fund these repurchases, we drew a net $118.8 million under our revolving credit facilities and commercial paper program.

Debt and Liquidity

The following is a summary of our committed credit facilities at March 31, 2007:

(In millions) Description	Commitment amount	Debt outstanding	Commercial paper outstanding	Letters of credit	Unused capacity	Maturity
			(a)	(b)
Five-year revolving credit facility	$250.0	$—	$90.0	$16.1	$143.9	November 2010
Five-year revolving credit facility	370.0	232.0	—	—	138.0	November 2010 (c)
Three-year revolving credit facility	4.3	—	—	—	4.3	December 2008

	$624.3	$232.0	$90.0	$16.1	$286.2

(a)	Our available capacity under our $250 million five-year revolving credit facility is reduced by any outstanding commercial paper.
(b)	The $250 million five-year revolving credit facility allows us to obtain a total of $150.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with this facility.
(c)	We have the ability, with notice to the lenders, to convert the outstanding balance of the line of credit to a term loan. Upon conversion, unused capacity, if any at the time of conversion, would be forfeited. We do not currently intend to convert this facility into a term loan.

In addition to our committed credit facilities, we may access funds through uncommitted facilities and our commercial paper program. In March 2007, we established an uncommitted line of credit, maturing on September 30, 2007, which permits us to request loans of up to $100 million. Borrowings will accrue interest at a variable rate depending upon the type and duration of the borrowing. Under the commercial paper program, and subject to available capacity under our $250 million committed revolving credit facility, we have the ability to access up to $250.0 million of short-term financing through our commercial paper dealers.

In March 2007, we sold and leased back property in Houston, Texas consisting of land, corporate offices and production facilities. The lease expires in 2022 and provides for two 5-year optional extensions as well as the option to terminate the lease in 2017, subject to a $3.3 million fee. Annual rent of $4.2 million escalates 2% per year. The lease has been accounted for as an operating lease.

We have unrecognized tax benefits included in income taxes payable of $19.1 million. Management believes that the unrecognized tax benefits may be reduced by up to $10.2 million in the upcoming year. The remaining amounts are expected to be settled over the next five years.

Outlook

We plan to meet our cash requirements in the remainder of 2007 with cash generated from operations. We intend to continue to expand our Energy Systems operating facilities, and we are projecting to spend $120 million to $125 million in 2007 to carry out these expansions. We intend to contribute $11 million to our pension plans in 2007. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions.

We have committed credit facilities totaling almost $625 million which we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions or mergers meet our standards. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting estimates. During the three months ended March 31, 2007, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. We have not yet determined the effect that the adoption of SFAS No. 157 will have on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the effect that the adoption of SFAS No. 159 will have on our results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. We have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of March 31, 2007, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2006, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated February 28, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois

May 10, 2007

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the three-months ended March 31, 2007.

ITEM 1A. RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three-months ended March 31, 2007. The following table summarizes repurchases of our common stock during the three-months ended March 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
January 1, 2007 – January 31, 2007	149,880	$62.06	149,500	2,580,464
February 1, 2007 – February 28, 2007	383,509	$66.02	383,509	10,196,955
March 1, 2007 – March 31, 2007	2,001,821	$67.11	1,992,021	8,204,934

Total	2,535,210	$66.65	2,525,030	8,204,934

(a)

Represents 2,525,030 shares of common stock repurchased and held in treasury and 10,180 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 14,260 shares of registered common stock held in this trust, as directed by the beneficiaries, during the three months ended March 31, 2007.

(b)

In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our outstanding common stock through open market purchases. The Board of Directors has authorized extensions of this program adding five million shares in February 2006 and eight million shares in February 2007 for a total of fifteen million shares of common stock authorized for repurchase.

ITEM 6. EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description
10.4.m	Fifth Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan

10.15	$100,000,000 Uncommitted Line of Credit Agreement between FMC Technologies, Inc. and Wells Fargo Bank, N.A.

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.
(Registrant)

/s/ Ronald D. Mambu
Ronald D. Mambu Vice President, Controller, and duly authorized officer

Date: May 10, 2007

EXHIBIT INDEX

Number in Exhibit Table	Description
10.4.m	Fifth Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan

10.15	$100,000,000 Uncommitted Line of Credit Agreement between FMC Technologies, Inc. and Wells Fargo Bank, N.A.

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.