Form 10-Q
period 2007-06-30
FMC TECHNOLOGIES INC
filed 2007-08-08
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, par value $0.01 per share	64,785,121

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$1,152.7	$949.2	$2,132.6	$1,775.8
Costs and expenses:
Cost of sales	916.0	764.6	1,684.1	1,412.2
Selling, general and administrative expense	112.8	101.5	218.1	197.3
Research and development expense	14.0	11.6	29.5	23.4

Total costs and expenses	1,042.8	877.7	1,931.7	1,632.9
Net gain (loss) on disposal of assets	0.5	(0.1)	2.8	0.1
Minority interests	0.1	(0.3)	(0.4)	(1.1)

Income before net interest expense and income taxes	110.5	71.1	203.3	141.9
Net interest expense	(3.7)	(2.3)	(5.6)	(3.8)

Income before income taxes	106.8	68.8	197.7	138.1
Provision for income taxes	33.7	23.0	62.9	49.2

Income from continuing operations	73.1	45.8	134.8	88.9
Income (loss) from discontinued operations, net of tax	(0.3)	19.7	(0.7)	23.6

Net income	$72.8	$65.5	$134.1	$112.5

Basic earnings per share (Note 2):
Income from continuing operations	$1.12	$0.67	$2.04	$1.29
Income (loss) from discontinued operations	—	0.28	(0.01)	0.35

Basic earnings per share	$1.12	$0.95	$2.03	$1.64

Diluted earnings per share (Note 2):
Income from continuing operations	$1.10	$0.65	$2.00	$1.26
Income (loss) from discontinued operations	—	0.28	(0.01)	0.34

Diluted earnings per share	$1.10	$0.93	$1.99	$1.60

Weighted average shares outstanding (Note 2):
Basic	65.1	68.7	66.2	68.7

Diluted	66.4	70.4	67.5	70.4

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$167.4	$79.5
Trade receivables, net of allowances of $8.9 in 2007 and $9.3 in 2006	996.6	903.4
Inventories (Note 3)	698.8	588.6
Prepaid expenses	38.5	28.1
Other current assets	102.7	76.1
Assets of discontinued operations	6.1	14.5

Total current assets	2,010.1	1,690.2
Investments	30.7	26.0
Property, plant and equipment, net of accumulated depreciation of $518.4 in 2007 and $488.4 in 2006	470.4	445.7
Goodwill	167.8	122.8
Intangible assets, net	90.3	64.6
Deferred income taxes	76.7	72.1
Other assets	128.5	66.4

Total assets	$2,974.5	$2,487.8

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$75.5	$5.8
Accounts payable, trade and other	460.7	422.7
Advance payments and progress billings	628.9	448.1
Other current liabilities	265.9	279.8
Income taxes payable	35.3	29.8
Current portion of accrued pension and other postretirement benefits	6.0	6.0
Deferred income taxes	19.6	11.1
Liabilities of discontinued operations	4.3	4.9

Total current liabilities	1,496.2	1,208.2
Long-term debt, less current portion	357.4	212.6
Accrued pension and other postretirement benefits, less current portion	99.5	97.8
Other liabilities	153.2	74.9
Minority interests in consolidated companies	7.0	8.3
Redeemable securities (Note 11)	10.0	—
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (Note 12):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2007 or 2006	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 71.6 and 71.4 shares issued in 2007 and 2006, respectively; 64.7 and 67.3 shares outstanding in 2007 and 2006, respectively	0.7	0.7
Common stock held in employee benefit trust, at cost; 0.1 shares outstanding in 2007 and 2006	(4.2)	(4.5)
Common stock held in treasury, at cost; 6.8 and 4.0 shares in 2007 and 2006, respectively	(394.1)	(195.9)
Capital in excess of par value of common stock	722.2	728.4
Retained earnings	602.9	469.5
Accumulated other comprehensive loss	(76.3)	(112.2)

Total stockholders’ equity	851.2	886.0

Total liabilities and stockholders’ equity	$2,974.5	$2,487.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2007	2006
Cash provided (required) by operating activities of continuing operations:
Income from continuing operations	$134.8	$88.9
Adjustments to reconcile income to cash provided (required) by operating activities of continuing operations:
Depreciation	30.9	27.6
Amortization	9.7	6.4
Employee benefit plan costs	30.1	26.9
Deferred income tax provision (benefit)	5.4	—
Net gain on disposal of assets	(2.8)	(0.1)
Other	(4.0)	6.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(71.1)	(16.7)
Inventories	(103.5)	(101.7)
Accounts payable, trade and other	20.7	(8.3)
Advance payments and progress billings	165.9	(7.1)
Other current assets and liabilities, net	(60.1)	(26.3)
Other assets and liabilities, net	(14.1)	1.7
Income taxes payable	(8.3)	10.5
Accrued pension and other postretirement benefits, net	(8.1)	(7.2)

Cash provided by operating activities of continuing operations	125.5	0.6
Net cash provided by discontinued operations – operating	5.4	16.9

Cash provided by operating activities	130.9	17.5

Cash provided (required) by investing activities:
Capital expenditures	(71.3)	(61.2)
Acquisitions, net of cash acquired	(44.9)	—
Proceeds from disposal of assets	63.7	1.1
Other	—	1.2

Cash required by investing activities of continuing operations	(52.5)	(58.9)
Net cash provided by discontinued operations – investing	—	0.2

Cash required by investing activities	(52.5)	(58.7)

Cash provided (required) by financing activities:
Net increase in short-term debt and current portion of long-term debt	69.6	1.0
Net increase in commercial paper	137.8	—
Proceeds from issuance of long-term debt	6.9	8.3
Proceeds from exercise of stock options	6.9	18.8
Purchase of treasury stock	(224.1)	(40.2)
Excess tax benefits	9.3	13.5
Other	0.3	(0.7)

Cash provided by financing activities	6.7	0.7

Effect of exchange rate changes on cash and cash equivalents	2.8	1.0

Increase (decrease) in cash and cash equivalents	87.9	(39.5)
Cash and cash equivalents, beginning of period	79.5	152.9

Cash and cash equivalents, end of period	$167.4	$113.4

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The (a) condensed balance sheet as of December 31, 2006, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements, and notes thereto (the “statements”), of FMC Technologies, Inc. and its consolidated subsidiaries (“FMC Technologies”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

During the fourth quarter of 2006, our FMC Technologies Floating Systems, Inc. (“Floating Systems”) business from the Energy Production Systems segment and a minor unit from the FoodTech segment met the requirements for presentation as discontinued operations. The results of these businesses have been reported as discontinued operations for all periods presented. Floating Systems was sold in December 2006.

On July 18, 2007, we announced that our Board of Directors approved a two-for-one stock split in the form of a stock dividend payable on August 31, 2007 to shareholders of record as of August 17, 2007. We have not revised the number of common shares or the per common share amounts in this report as the distribution will not occur until August 31, 2007. In future reports we will revise the historical presentations, which will double the weighted average number of shares outstanding and dilutive securities and, as a result, halve the reported earnings per share.

Note 2: Earnings Per Share (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2007	2006	2007	2006
Basic earnings per share:
Income from continuing operations	$73.1	$45.8	$134.8	$88.9

Weighted average number of shares outstanding	65.1	68.7	66.2	68.7

Basic earnings per share from continuing operations	$1.12	$0.67	$2.04	$1.29

Diluted earnings per share:
Income from continuing operations	$73.1	$45.8	$134.8	$88.9

Weighted average number of shares outstanding	65.1	68.7	66.2	68.7
Effect of dilutive securities:
Options on common stock	0.6	0.9	0.6	0.9
Restricted stock	0.7	0.8	0.7	0.8

Total shares and dilutive securities	66.4	70.4	67.5	70.4

Diluted earnings per share from continuing operations	$1.10	$0.65	$2.00	$1.26

Note 3: Inventories

Inventories consisted of the following:

(In millions)	June 30, 2007	December 31, 2006
Raw materials	$174.4	$158.8
Work in process	207.6	169.4
Finished goods	485.1	420.5

Gross inventories before LIFO reserves and valuation adjustments	867.1	748.7
LIFO reserves and valuation adjustments	(168.3)	(160.1)

Net inventories	$698.8	$588.6

Note 4: Derivative Financial Instruments

The following table of all outstanding derivative instruments is based on estimated fair value amounts that have been determined using available market information and commonly accepted valuation methodologies. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and do not represent potential gains or losses on these agreements. All of the outstanding derivative instruments are carried at fair value.

	June 30, 2007		December 31, 2006
(In millions)	Short Term	Long Term	Short Term	Long Term
Foreign Exchange Forward Contracts:
Assets	$22.2	$91.3	$13.7	$22.7

Liabilities	$14.8	$45.9	$16.7	$15.8

Interest Rate Swaps:
Assets	$0.8	$—	$—	$0.8

Liabilities	$—	$—	$—	$—

The portion of derivative gains or losses excluded from assessments of hedge effectiveness was $5.2 million and $9.3 million in net gains for the three and six month periods ended June 30, 2007, respectively. The gains and losses were immaterial for the three and six month periods ended June 30, 2006. We reported these earnings impacts in cost of sales on the consolidated statements of income and in other expense, net, in the reconciliation of segment operating profit to income before income taxes.

Certain hedging relationships were discontinued in 2007 due to contractual changes which eliminated the underlying risk and resulted in net gains of $4.9 million and $6.6 million for the three and six month periods ended June 30, 2007, respectively. The net gains were $1.3 million and $2.0 million for the three and six month periods ended June 30, 2006, respectively. We reported these earnings impacts in cost of sales on the consolidated statements of income and in segment operating profit in the reconciliation of segment operating profit to income before income taxes.

Note 5: Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. We have adopted FIN No. 48 effective January 1, 2007. The adoption of FIN No. 48 did not have a material effect on our results of operations or financial position.

At the January 1, 2007 adoption date, the total amount of unrecognized tax benefits included in income taxes payable was $20.0 million. Of this amount, $16.5 million would affect the effective tax rate if recognized and the remaining amount would be offset by the reversal of a deferred tax item. It is our policy to classify interest expense and penalties recognized on underpayments of income taxes as income tax expense. Included in the total amount of unrecognized tax benefits as of January 1, 2007 was $1.5 million of accrued interest and penalties.

Upon adoption, management believed that it was reasonably possible that within twelve months unrecognized tax benefits related to certain tax reporting positions taken in prior periods would decrease by between $3.0 million and $10.2 million, due to either the expiration of the statute of limitations in certain jurisdictions or the resolution of current income tax examinations, or both. There have been no material changes in management’s assessment subsequent to the adoption date.

Tax years after 1995 remain subject to examination in Norway. In Brazil and the United States, tax years after 2001 and 2002, respectively, are open to examination.

Note 6: Debt

Long-term debt—Long-term debt consisted of the following:

(In millions)	June 30, 2007	December 31, 2006
Revolving credit facilities (1)	$210.0	$203.0
Commercial paper (2)	138.0	—
Property financing	9.1	9.3
Other	0.8	0.8

Total long-term debt	357.9	213.1
Less: current portion	(0.5)	(0.5)

Long-term debt, less current portion	$357.4	$212.6

(1)	The borrowings on our revolving credit facilities are shown as a long-term obligation on the consolidated balance sheets because we have both the ability and intent to refinance these obligations on a long-term basis under the respective credit agreements.
(2)	Committed credit available under our five-year revolving credit facilities provided the ability to refinance our commercial paper obligations on a long-term basis. Therefore, at June 30, 2007, as we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheet. Commercial paper borrowings as of June 30, 2007 had an average interest rate of 5.43%.

In addition to the long-term debt, we borrowed approximately $70.0 million on a short-term uncommitted credit facility during the second quarter. The $100 million credit facility expires in September 2007. Our borrowings on this credit facility as of June 30, 2007 had an average interest rate of 5.97%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Balance at beginning of period	$14.9	$18.1	$19.2	$18.4
Expense for new warranties	8.0	6.8	12.3	10.3
Adjustments to existing accruals	(0.1)	(1.3)	(1.6)	(1.4)
Claims paid	(5.0)	(5.0)	(12.1)	(8.7)

Balance at end of period	$17.8	$18.6	$17.8	$18.6

Note 8: Sale Leaseback Transaction

In March 2007, we sold and leased back property in Houston, Texas consisting of land, corporate offices and production facilities primarily related to the Energy Production Systems segment. We received proceeds of $58.1 million in connection with the sale. The carrying value of the property sold was $20.3 million. We accounted for the transaction as a sale leaseback resulting in (i) first quarter 2007 recognition of $1.3 million of the $37.4 million gain on the transaction and (ii) the deferral of the remaining $36.1 million of the gain, which will be amortized to rent expense over a noncancellable ten-year lease term. The deferred gain is presented in other liabilities in the consolidated balance sheet. The lease expires in 2022 and provides for two 5-year optional extensions as well as the option to terminate the lease in 2017, subject to a $3.3 million fee. Annual rent of $4.2 million escalates 2% per year. The lease has been recorded as an operating lease.

Note 9: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Service cost	$9.5	$8.0	$19.1	$15.9
Interest cost	12.1	10.4	24.1	20.6
Expected return on plan assets	(15.3)	(12.6)	(30.8)	(25.5)
Amortization of transition asset	(0.2)	(0.1)	(0.3)	(0.2)
Amortization of prior service cost	0.1	—	0.2	0.2
Amortization of actuarial losses, net	2.3	2.6	4.7	4.8

Net periodic benefit cost	$8.5	$8.3	$17.0	$15.8

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.3	0.3	0.6	0.7
Amortization of prior service benefit	(0.7)	(0.7)	(1.3)	(1.4)

Net periodic benefit income	$(0.3)	$(0.3)	$(0.5)	$(0.5)

Note 10: Stock-Based Compensation

We sponsor a stock-based compensation plan and have granted awards primarily in the form of stock options and nonvested stock awards (also known as restricted stock in the plan document). We recognize compensation expense for awards under the plan and the corresponding income tax benefits related to the expense. The recorded amounts for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Stock options	$—	$0.4	$—	$0.7
Restricted stock	6.6	4.9	11.5	8.6
Other	0.4	0.4	0.7	0.8

Total stock-based compensation expense	$7.0	$5.7	$12.2	$10.1

Income tax benefits related to stock-based compensation expense	$2.7	$2.2	$4.8	$3.9

In the six months ended June 30, 2007, we granted the following restricted stock awards to employees:

(Number of shares in thousands)	Shares		Weighted- average grant date fair value
Time-based	313
Performance-based	114	*
Market-based	57	*

Granted during the six months ended June 30, 2007	484		$64.85

*	Assumes maximum payout

Compensation cost is recognized over the lesser of the stated vesting period (three or four years) or the period until the employee reaches age 62 (the retirement eligible age under the plan). Total compensation cost is determined based on the fair value of the awards at grant date. The fair value of the time-based awards was determined using the market value of our common stock on the grant date. The fair value of performance-based awards was measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends. The fair value of market-based awards was calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.

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

Note 11: Business Combinations

In August 2003, we acquired 55% of CDS Engineering BV (“CDS”) and retained a commitment to purchase the remaining 45% in 2009 from the original CDS owners, who are members of CDS management and therefore related parties.

In the first quarter of 2007, CDS issued 18,000 shares to the minority interest shareholder of a CDS subsidiary in exchange for all of the minority interest outstanding of that subsidiary. The minority interest holder of the subsidiary was a member of management of CDS and was therefore a related party. The agreement associated with this transaction requires that we repurchase the CDS shares issued, and therefore, we have recorded the transaction as the purchase of minority interest by issuing redeemable shares in accordance with EITF D-98 “Classification and Measurement of Redeemable Securities.” The initial carrying amount of the redeemable shares was $10.0 million and reflected the fair value of the shares issued in exchange for the subsidiary’s minority interest. We have preliminarily recorded $5.0 million in intangibles and $4.0 million in goodwill until a purchase price allocation can be finalized. As of June 30, 2007, we estimated that the redemption value of the shares, which is payable in installments in 2009 and 2011 and is variable based upon a multiple of average CDS earnings in 2007 and 2008, was equivalent to the carrying value. It is possible that the redemption value will increase or decrease based upon the actual average earnings for the identified periods. If the estimated redemption value fluctuates from its carrying value we will record the difference to retained earnings until the shares are redeemed in 2009 and 2011. Any adjustments to retained earnings will have an impact on income available to common shareholders in our calculations of EPS. This transaction resulted in the new minority shareholding of 9% and diluted the original CDS owners’ and our interest to 40.95% and 50.05%, respectively.

In the second quarter of 2007, we amended the 2003 Sales and Purchase Agreement with the original CDS owners to allow for the purchase of their 40.95% interest immediately for cash of $40.0 million plus a payment in 2009 consisting of a fixed amount of 11.2 million Euros and a variable component based on CDS earnings. The fixed portion of the 2009 payment is reflected in other liabilities on the consolidated balance sheet at June 30, 2007. The variable component of the 2009 payment is contingent upon future results and therefore will not be reflected as purchase price until the amount is determinable. This payment will most likely increase goodwill. We have preliminarily recorded $21.9 million in intangible assets and $31.9 million in goodwill until a purchase price allocation can be finalized.

For both transactions noted above, we have agreed to provide for consideration to be paid in 2011 contingent upon a growth in earnings in 2009 and 2010 over earnings in 2007 and 2008. The 2011 payment, if any, was negotiated primarily to encourage continued employment and therefore will be accounted for as compensation expense over the service period.

This transaction accelerated our planned buyout of the minority shareholders and allowed us to record 100% of CDS earnings beginning April 2, 2007. CDS has been a consolidated subsidiary reported in the Energy Production Systems segment since our initial investment in 2003.

Goodwill—The carrying amount of goodwill by business segment changed in the six months ended June 30, 2007 as follows:

(In millions)	December 31, 2006	Acquisitions	Translation	June 30, 2007

Energy Production Systems	$87.7	$35.9	$5.5	$129.1
Energy Processing Systems	10.7	3.5	—	14.2

Subtotal Energy Systems	98.4	39.4	5.5	143.3
FoodTech	15.4	—	0.1	15.5
Airport Systems	9.0	—	—	9.0

Total goodwill	$122.8	$39.4	$5.6	$167.8

In 2007 we acquired additional interests in CDS, an Energy Production Systems subsidiary. We have not finalized the valuation of the CDS intangible assets and therefore the purchase price allocations are preliminary. Certain of our goodwill balances are subject to foreign currency translation adjustments.

Intangible assets—The components of intangible assets were as follows:

	June 30, 2007		December 31, 2006
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer related	$45.3	$10.0	$32.6	$9.2
Patents and acquired technology	64.6	25.6	50.5	23.9
Trademarks	21.5	6.5	20.3	6.2
Other	2.1	1.1	1.3	0.8

Total intangible assets	$133.5	$43.2	$104.7	$40.1

Significant increases in our intangible assets relate to acquisitions, particularly CDS, including customer related intangibles of $12.8 million, with a weighted-average life of 20.6 years, and patents and acquired technology of $13.8 million, with a weighted-average life of 16.7 years. We have not finalized the valuation of the CDS intangible assets and therefore the purchase price allocations are preliminary. All of our acquired identifiable intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. Annual amortization expense is expected to be approximately $7 million between 2008 and 2012.

Note 12: Stockholders’ Equity

There were no dividends declared during the six months ended June 30, 2007 or 2006.

We have been authorized by our Board of Directors to repurchase up to 15 million shares of our issued and outstanding common stock. Through June 30, 2007, we made the following purchases under the buyback program:

	2007		2006
(In millions, except share data)	Shares	$	Shares	$
Total purchased to date – January 1,	4,270,036	$206.4	1,750,856	$63.9
Treasury stock repurchases – first quarter	2,525,030	168.3	729,800	35.2

Total purchased to date – March 31,	6,795,066	374.7	2,480,656	99.1
Treasury stock repurchases – second quarter	788,445	55.9	82,000	5.0

Total purchased to date – June 30,	7,583,511	430.6	2,562,656	104.1
Treasury stock repurchases – third quarter	*	*	805,500	47.7

Total purchased to date – September 30,	*	*	3,368,156	151.8
Treasury stock repurchases – fourth quarter	*	*	901,880	54.6

Total purchased to date – December 31,	*	*	4,270,036	$206.4

*-	not yet applicable

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. The treasury shares are accounted for using the cost method.

During the six months ended June 30, 2007, 0.7 million shares were issued in connection with our stock-based compensation plan, of which 0.5 million shares were reissued from treasury stock. During the year ended December 31, 2006, 1.6 million shares were issued, including 0.3 million from treasury stock.

Comprehensive income consisted of the following:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$72.8	$65.5	$134.1	$112.5
Foreign currency translation adjustments	13.3	4.8	20.6	15.1
Net deferral of hedging gains, net of tax	6.3	3.7	13.1	7.6
Amortization of pension and other postretirement benefit losses, net of tax	1.1	—	2.2	—

Comprehensive income	$93.5	$74.0	$170.0	$135.2

Accumulated other comprehensive loss consisted of the following:

(In millions)	June 30, 2007	December 31, 2006
Cumulative foreign currency translation adjustments	$(29.3)	$(49.9)
Cumulative deferral of hedging gains, net of tax	25.1	12.0
Cumulative deferral of pension and other postretirement benefit losses, net of tax	(72.1)	(74.3)

Accumulated other comprehensive loss	$(76.3)	$(112.2)

Note 13: Commitments and Contingent Liabilities

In the period ended June 30, 2007, we acquired additional shares of a majority-owned subsidiary, CDS. See Note 11 for further discussion. We have an unrecognized commitment to provide additional consideration in 2009 that will be determined based upon a multiple of average CDS 2007 and 2008 earnings. Additionally, we have an unrecognized commitment to provide consideration in 2011 contingent upon a growth in average CDS earnings for 2009 and 2010 in excess of average CDS earnings for 2007 and 2008, if any.

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

We are subject to a warranty period related to a completed contract provided by the Floating Systems business. The customer may draw upon a bank guarantee established in conjunction with the contract, which could result in warranty expense of up to $12.6 million, or $0.11 per share. Any potential warranty expense would be reflected in income (loss) from discontinued operations. We have not provided a warranty reserve as we do not have reliable, historical experience of warranty claims for this type of contract.

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

Note 14: Business Segment Information

Segment revenue and segment operating profit

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Revenue
Energy Production Systems	$721.5	$565.6	$1,331.5	$1,051.0
Energy Processing Systems	184.0	158.8	357.2	311.1
Intercompany eliminations	(0.5)	(0.5)	(0.8)	(0.6)

Subtotal Energy Systems	905.0	723.9	1,687.9	1,361.5
FoodTech	165.3	147.6	291.6	270.5
Airport Systems	85.2	79.2	157.9	147.4
Intercompany eliminations	(2.8)	(1.5)	(4.8)	(3.6)

Total revenue	$1,152.7	$949.2	$2,132.6	$1,775.8

Income before income taxes
Segment operating profit:
Energy Production Systems	$70.1	$41.2	$132.0	$90.5
Energy Processing Systems	35.0	26.9	65.2	50.2

Subtotal Energy Systems	105.1	68.1	197.2	140.7
FoodTech	12.6	15.8	21.6	22.9
Airport Systems	5.7	4.8	8.8	7.3

Total segment operating profit	123.4	88.7	227.6	170.9

Corporate items:
Corporate expense(1)	(9.0)	(8.6)	(16.9)	(15.4)
Other expense, net(2)	(3.9)	(9.0)	(7.4)	(13.6)
Net interest expense	(3.7)	(2.3)	(5.6)	(3.8)

Total corporate items	(16.6)	(19.9)	(29.9)	(32.8)

Income before income taxes	$106.8	$68.8	$197.7	$138.1

(1)	Corporate expense primarily includes corporate staff expenses.
(2)

Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and segment assets

(In millions)	June 30, 2007	December 31, 2006
Segment operating capital employed (1):
Energy Production Systems	$824.9	$760.8
Energy Processing Systems	239.5	203.8

Subtotal Energy Systems	1,064.4	964.6
FoodTech	145.6	146.1
Airport Systems	96.4	92.2

Total segment operating capital employed	1,306.4	1,202.9
Segment liabilities included in total segment operating capital employed (2)	1,397.0	1,132.2
Corporate (3)	265.0	138.2
Assets of discontinued operations	6.1	14.5

Total assets	$2,974.5	$2,487.8

Segment assets:
Energy Production Systems	$1,797.8	$1,504.7
Energy Processing Systems	376.0	333.2
Intercompany eliminations	(2.6)	(1.7)

Subtotal Energy Systems	2,171.2	1,836.2
FoodTech	358.0	342.7
Airport Systems	174.2	156.2

Total segment assets	2,703.4	2,335.1
Corporate (3)	265.0	138.2
Assets of discontinued operations	6.1	14.5

Total assets	$2,974.5	$2,487.8

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

During the fourth quarter of 2006, our FMC Technologies Floating Systems, Inc. (“Floating Systems”) business from the Energy Production Systems segment and a minor unit from the FoodTech segment met the requirements for presentation as discontinued operations. The results of these businesses have been reported as discontinued operations for all periods presented. Floating Systems was sold in December 2006.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended June 30,		Change
(In millions, except %)	2007	2006	$	%
Revenue	$1,152.7	$949.2	$203.5	21.4%
Costs and expenses:
Cost of sales	916.0	764.6	151.4	19.8
Selling, general and administrative expense	112.8	101.5	11.3	11.1
Research and development expense	14.0	11.6	2.4	20.7

Total costs and expenses	1,042.8	877.7	165.1	18.8
Net gain (loss) on disposal of assets	0.5	(0.1)	0.6	*
Minority interests	0.1	(0.3)	0.4	*
Net interest expense	(3.7)	(2.3)	(1.4)	60.9

Income before income taxes	106.8	68.8	38.0	55.2
Provision for income taxes	33.7	23.0	10.7	46.5

Income from continuing operations	73.1	45.8	27.3	59.6
Income (loss) from discontinued operations, net of tax	(0.3)	19.7	(20.0)	*

Net income	$72.8	$65.5	$7.3	11.1%

*	Not meaningful

Our total revenue for the second quarter of 2007 reflects growth in all business segments compared to the same period in 2006. Our Energy Production Systems businesses provided $155.9 million of the $203.5 million increase. We benefited from high demand for equipment and systems, especially subsea systems, used in the major oil and gas producing regions throughout the world. The favorable market conditions related to continued strong oil and gas prices drove higher demand in our Energy Processing Systems businesses, providing $25.2 million in incremental revenue compared to 2006. Of the increase in consolidated revenue, $47.6 million was attributable to the favorable impact of foreign currency translation.

Gross profit (revenue less cost of sales) primarily increased because of volume improvement in our Energy Systems’ businesses. Additionally, cost of sales as a percentage of revenue declined from 80.6% in the second quarter of 2006 to 79.5% for the same period in 2007. The margin improvement was generated by cost reductions in our Energy Systems businesses as well as better leveraging of fixed costs with rising sales volumes. Of the increase in cost of sales, $41.1 million was attributable to foreign currency translation.

Selling, general and administrative expense for the second quarter of 2007 increased compared to the same period in 2006, but declined as a percentage of sales from 10.7% in 2006 to 9.8% in 2007. Higher costs in our Energy Production Systems businesses were primarily responsible for the dollar increase, the result of increased headcount required to support growth in this business segment and higher bid costs. While we have expanded our operations to meet the growing demand, we have been able to reduce expenses as a percentage of sales by leveraging our existing capabilities. Of the increase in selling, general and administrative expense, $2.8 million was attributable to foreign currency translation.

Net interest expense for the second quarter of 2007 was higher compared to the same period in 2006, primarily as a result of higher average debt levels.

Our income tax provisions for the second quarter of 2007 and 2006 reflect effective tax rates of 31.6% and 33.4%, respectively. The decrease in the effective rate in 2007 is primarily related to changes in the distribution of global earnings across the jurisdictions in which we operate. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates. We anticipate our full year effective tax rate will be approximately 32%.

Our discontinued operations generated income of $19.7 million during the second quarter of 2006 compared to a loss of $0.3 million in 2007. During the second quarter of 2006, Floating Systems finalized issues related to a long-term contract with Sonatrach-TRC, the Algerian Oil and Gas Company (“Sonatrach”). The resolution of these issues resulted in an operating profit of $17.1 million for the period related to the Sonatrach contract.

Outlook

We estimate that our full-year 2007 diluted earnings per share from continuing operations will be within the range of $4.10 to $4.25.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended June 30,		Favorable/ (Unfavorable)
(In millions, except %)	2007	2006	$	%
Revenue
Energy Production Systems	$721.5	$565.6	$155.9	27.6%
Energy Processing Systems	184.0	158.8	25.2	15.9
Intercompany eliminations	(0.5)	(0.5)	—	*

Subtotal Energy Systems	905.0	723.9	181.1	25.0
FoodTech	165.3	147.6	17.7	12.0
Airport Systems	85.2	79.2	6.0	7.6
Intercompany eliminations	(2.8)	(1.5)	(1.3)	*

Total revenue	$1,152.7	$949.2	$203.5	21.4%

Segment Operating Profit
Energy Production Systems	$70.1	$41.2	$28.9	70.1%
Energy Processing Systems	35.0	26.9	8.1	30.1

Subtotal Energy Systems	105.1	68.1	37.0	54.3
FoodTech	12.6	15.8	(3.2)	(20.3)
Airport Systems	5.7	4.8	0.9	18.8

Total segment operating profit	123.4	88.7	34.7	39.1

Corporate items:
Corporate expense	(9.0)	(8.6)	(0.4)	(4.7)
Other expense, net	(3.9)	(9.0)	5.1	56.7
Net interest expense	(3.7)	(2.3)	(1.4)	(60.9)

Total corporate items	(16.6)	(19.9)	3.3	16.6

Income before income taxes	106.8	68.8	38.0	55.2
Provision for income taxes	33.7	23.0	(10.7)	(46.5)

Income from continuing operations	73.1	45.8	27.3	59.6
Income (loss) from discontinued operations, net of tax	(0.3)	19.7	(20.0)	*

Net income	$72.8	$65.5	$7.3	11.1%

*	Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue was $155.9 million higher in the second quarter of 2007 compared to the same period in 2006. Continued high global demand for energy has resulted in higher natural gas and oil prices, prompting further development activity from customers in the exploration and production of these commodities. Production activities have increasingly been focused in remote deepwater locations with complex recovery challenges. This trend in production has driven the subsea revenue increase of $124.7 million in the second quarter of 2007 compared to the same period in 2006. Foreign currency translation contributed $38.7 million of the revenue increase, primarily related to subsea revenues.

Energy Production Systems’ operating profit increased by $28.9 million in the second quarter of 2007 compared to the same period in 2006. The increase in sales volume drove $22.5 million of the profit increase. We experienced other gross profit improvements ($7.5 million) primarily reflective of lower costs on subsea projects. Operating profit in the second quarter of 2007 reflected a $4.9 million gain from the discontinuance of certain cash flow hedges after contractual changes eliminated the underlying risk, disallowing deferral of the gain under hedge accounting. Had we continued to qualify for hedge accounting, the value of these hedges would have been recognized in future periods as an offset to the foreign exchange rate impact on project revenue. The increase in business, especially the subsea business, required increased headcount and selling costs driving $4.8 million in increased selling, general and administrative costs in the segment during the quarter.

Energy Processing Systems

Energy Processing Systems’ revenue was $25.2 million higher for the second quarter of 2007 compared to the same period in 2006. High oil and gas prices as well as the continuing strength in land-based drilling activity have driven a high demand for our fluid control pumping service equipment (WECO® /Chiksan® equipment), which is sold primarily to service companies, and our oil and gas measurement systems which are used primarily in custody transfer applications.

Energy Processing Systems’ operating profit in the second quarter of 2007 increased by $8.1 million compared to the same period in 2006. Approximately $9.1 million of the increase is directly attributable to higher sales volumes, primarily fluid control products, which is partially offset by higher selling, general and administrative costs resulting from increased commission expense and higher staffing levels in support of increased sales demand.

FoodTech

FoodTech’s revenue increased by $17.7 million in the second quarter of 2007 compared with the same period in 2006. The change reflects increasing demand worldwide for tomato processing equipment, particularly in China.

FoodTech’s operating profit decreased by $3.2 million in the second quarter of 2007 compared to the same period in 2006. Higher expenses, including patent defense expenses, negatively impacted profits by $1.5 million. Additionally, in 2006 our sales mix was more heavily weighted toward the poultry industry, to which we generally sell higher-technology-based complementary equipment as part of an overall solution. In 2007, we compensated for decreased volume in the North American poultry industry with a higher volume of equipment to customers in other markets, including bakery and other convenience food industries. However, earnings are generally higher in periods with a higher proportion of sales to customers requiring full solutions.

Airport Systems

Airport Systems’ revenue was $6.0 million higher in the second quarter of 2007 compared with the same period in 2006. Air traffic has trended upward as compared to 2006, creating higher demand for airport maintenance and facility operation services as well as airline ground support equipment. Airport services revenue increased $2.5 million due to new airport maintenance contracts and increased scope on existing contracts and sales of ground support equipment increased $2.5 million.

Airport Systems’ operating profit in the second quarter of 2007 was $0.9 million higher than the same period in 2006 primarily reflecting higher volume.

Corporate Items

Our corporate items reduced earnings by $16.6 million in 2007 compared to $19.9 million in 2006. The decrease in expense in 2007 primarily reflects Brazilian foreign currency gains of $5.2 million related to our hedging program. These gains were partially offset by $1.4 million in higher net interest expense due to higher borrowings and a $1.3 million increase in stock-based compensation for 2007.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006
Energy Production Systems	$1,086.6	$677.5	$1,964.5	$1,304.9
Energy Processing Systems	188.7	182.8	388.6	333.8
Intercompany eliminations	(1.0)	(0.4)	(1.8)	(0.4)

Subtotal Energy Systems	1,274.3	859.9	2,351.3	1,638.3
FoodTech	151.3	124.5	307.4	281.6
Airport Systems	130.7	123.6	224.9	227.6
Intercompany eliminations	(2.0)	(1.4)	(4.3)	(2.8)

Total inbound orders	$1,554.3	$1,106.6	$2,879.3	$2,144.7

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	June 30, 2007	December 31, 2006	June 30, 2006
Energy Production Systems	$2,660.7	$2,027.7	$1,703.3
Energy Processing Systems	337.5	306.0	237.5
Intercompany eliminations	(1.2)	(0.2)	(0.1)

Subtotal Energy Systems	2,997.0	2,333.5	1,940.7
FoodTech	184.5	168.8	141.0
Airport Systems	219.7	152.7	174.0
Intercompany eliminations	(1.0)	(1.5)	(0.6)

Total order backlog	$3,400.2	$2,653.5	$2,255.1

Energy Production Systems’ order backlog at June 30, 2007 increased by $633.0 million since year-end 2006 reflecting higher subsea project orders, including Norsk Hydro’s Vega and O2 projects in the North Sea and Shell’s Perdido project in the Gulf of Mexico. Backlog has increased $957.4 million since June 30, 2006, which includes these North Sea and Gulf of Mexico projects, as well as three subsea projects offshore Brazil totaling approximately $500 million. We expect to convert approximately 55% of the June 30, 2007 backlog into revenue during 2007.

Energy Processing Systems’ order backlog at June 30, 2007 increased by $31.5 million since year-end 2006, and by $100.0 million since June 30, 2006, reflecting higher demand for fluid control products and measurement solutions. We expect to convert approximately 75% of the June 30, 2007 backlog into revenue during 2007.

FoodTech’s order backlog at June 30, 2007 increased by $15.7 million since year-end 2006, and by $43.5 million since June 30, 2006, reflecting higher demand from Asia, particularly China. We expect to convert all of the June 30, 2007 backlog into revenue during 2007.

Airport Systems’ order backlog at June 30, 2007 increased by $67.0 million since year-end 2006, and by $45.7 million since June 30, 2006, reflecting significant orders for loaders and other ground support equipment. We expect to convert approximately 75% of the June 30, 2007 backlog into revenue during 2007.

CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months Ended June 30,		Change
(In millions, except %)	2007	2006	$	%
Revenue	$2,132.6	$1,775.8	$356.8	20.1%
Costs and expenses:
Cost of sales	1,684.1	1,412.2	271.9	19.3
Selling, general and administrative expense	218.1	197.3	20.8	10.5
Research and development expense	29.5	23.4	6.1	26.1

Total costs and expenses	1,931.7	1,632.9	298.8	18.3
Net gain on disposal of assets	2.8	0.1	2.7	*
Minority interests	(0.4)	(1.1)	0.7	(63.6)
Net interest expense	(5.6)	(3.8)	(1.8)	47.4

Income before income taxes	197.7	138.1	59.6	43.2
Provision for income taxes	62.9	49.2	13.7	27.8

Income from continuing operations	134.8	88.9	45.9	51.6
Income from discontinued operations, net of tax	(0.7)	23.6	(24.3)	*

Net income	$134.1	$112.5	$21.6	19.2%

*	Not meaningful

Our total revenue for the six months ended June 30, 2007 reflects growth in all business segments compared to the same period in 2006. Our Energy Production Systems businesses provided $280.5 million of the $356.8 million increase. We benefited from high demand for equipment and systems, especially subsea systems, used in the major oil and gas producing regions throughout the world. Oil and gas prices remain high relative to historical levels, creating incentives for investment in the energy industry. The favorable market conditions related to continued strong oil and gas prices drove higher demand in our Energy Processing Systems businesses, providing $46.1 million in incremental revenue compared to 2006. Of the increase in total revenue, $86.4 million was attributable to the favorable impact of foreign currency translation.

Gross profit (revenue less cost of sales) primarily increased because of volume improvement in our Energy Systems’ businesses. Additionally, cost of sales as a percentage of revenue declined from 79.5% in the six months ended June 30, 2006 to 79.0% for the same period in 2007. The margin improvement was generated by cost reductions in our Energy Systems businesses as well as better leveraging of fixed costs with rising sales volumes. Of the increase in cost of sales, $74.0 million was attributable to foreign currency translation.

Selling, general and administrative expense for the six months ended June 30, 2007 increased compared to the same period in 2006, but declined as a percentage of sales from 11.1% in 2006 to 10.2% in 2007. Higher costs in our Energy Production Systems businesses were primarily responsible for the dollar increase, the result of increased headcount required to support growth in this business segment and higher bid costs. While we have expanded our operations to meet the growing demand, we have been able to reduce expenses as a percentage of sales by leveraging our existing capabilities. Of the increase in selling, general and administrative expense, $5.5 million was attributable to foreign currency translation.

Net interest expense for the six months ended June 30, 2007 was higher compared to the same period in 2006, primarily as a result of higher average debt levels.

Our income tax provisions for the six months ended June 30, 2007 and 2006 reflect effective tax rates of 31.8% and 35.6%, respectively. The decrease in the effective rate in 2007 is primarily related to changes in the distribution of global earnings across the jurisdictions in which we operate and also reflects higher international tax expense in 2006 resulting from permanent differences, for Brazilian tax purposes, associated with foreign currency exchange gains on intercompany debt that were not included in income before income taxes.

Our discontinued operations generated income of $23.6 million during the six months ended June 30, 2006 compared to a loss of $0.7 million in 2007. The operating profit in 2006 is attributable to the results of our Floating Systems business, which was sold in December 2006. Floating Systems’ 2006 results included $17.1 million in profits on settlement of issues related to the Sonatrach contract.

OPERATING RESULTS OF BUSINESS SEGMENTS

SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2007	2006	$	%
Revenue
Energy Production Systems	$1,331.5	$1,051.0	$280.5	26.7%
Energy Processing Systems	357.2	311.1	46.1	14.8
Intercompany eliminations	(0.8)	(0.6)	(0.2)	*

Subtotal Energy Systems	1,687.9	1,361.5	326.4	24.0
FoodTech	291.6	270.5	21.1	7.8
Airport Systems	157.9	147.4	10.5	7.1
Intercompany eliminations	(4.8)	(3.6)	(1.2)	*

Total revenue	$2,132.6	$1,775.8	$356.8	20.1%

Segment Operating Profit
Energy Production Systems	$132.0	$90.5	$41.5	45.9%
Energy Processing Systems	65.2	50.2	15.0	29.9

Subtotal Energy Systems	197.2	140.7	56.5	40.2
FoodTech	21.6	22.9	(1.3)	(5.7)
Airport Systems	8.8	7.3	1.5	20.5

Total segment operating profit	227.6	170.9	56.7	33.2

Corporate Items
Corporate expense	(16.9)	(15.4)	(1.5)	(9.7)
Other expense, net	(7.4)	(13.6)	6.2	45.6
Net interest expense	(5.6)	(3.8)	(1.8)	(47.4)

Total corporate items	(29.9)	(32.8)	2.9	8.8

Income before income taxes	197.7	138.1	59.6	43.2
Provision for income taxes	62.9	49.2	(13.7)	(27.8)

Income from continuing operations	134.8	88.9	45.9	51.6
Income from discontinued operations, net of tax	(0.7)	23.6	(24.3)	*

Net income	$134.1	$112.5	$21.6	19.2%

*	Not meaningful

Energy Production Systems

Energy Production Systems’ revenue was $280.5 million higher for the six months ended June 30, 2007 compared to the same period in 2006. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. During the six months ended June 30, 2007, higher natural gas and crude oil prices have created an incentive for increased exploration and production of these commodities thereby driving higher demand for our products and services. Subsea systems revenue of $1.1 billion increased by $232.8 million in 2007 compared to the same period in 2006. Subsea volumes increased primarily as a result of progress on new and ongoing projects worldwide; notably projects located offshore West Africa, in the North Sea, in the Gulf of Mexico and offshore Brazil. Foreign currency translation contributed $68.1 million of the revenue increase.

Energy Production Systems operating profit increased by $41.5 million in 2007 compared to the same period in 2006. The increase in sales volume drove $43.7 million of the profit increase. We achieved approximately $7.3 million in other gross profit improvements primarily reflective of lower costs on subsea projects. Operating profit reflected a $4.9 million gain from the discontinuance of certain cash flow hedges after contractual changes eliminated the underlying risk, disallowing deferral of the gain under hedge accounting. Had we continued to qualify for hedge accounting, the value of these hedges would have been recognized in future periods as an offset to the foreign exchange rate impact on project revenue. Offsetting these profit increases were $10.3 million in increased selling, general and administrative costs, mostly higher staff levels, and $5.5 million in higher costs in research and development of our subsea technologies.

Energy Processing Systems

Energy Processing Systems’ revenue increased $46.1 million for the six months ended June 30, 2007 compared to the same period in 2006. Energy demand has continued to rise in 2007 driving higher oil and gas prices and has sustained land-based drilling activity worldwide. Higher oil and gas prices and more stability around land-based drilling activities have resulted in higher demand for our fluid control pumping products and our measurement custody transfer products and systems.

Energy Processing Systems’ operating profit in the six months ended June 30, 2007 increased $15.0 million compared to the same period in 2006. Higher volume drove an increase in profits of $16.1 million. Cost reduction efforts and our ability to leverage higher sales volumes led to improved product costs in most of our business units, contributing $2.6 million in increased profits. These benefits were partially offset by $4.2 million in higher selling, general and administrative costs including higher staff levels and increased commission expense.

FoodTech

FoodTech’s revenue increased by $21.1 million in the six months ended June 30, 2007 compared with the same period in 2006. The change reflects increasing demand worldwide for tomato processing equipment, particularly in China. The demand from the poultry industry is lower than in 2006 primarily as a result of a slowdown in the North American poultry market. During 2007, we have been able to replace lost revenue in this industry with increases in other markets, including bakery and other convenience food industries.

FoodTech’s operating profit in the six months ended June 30, 2007 decreased by $1.3 million as compared to the same period in 2006. Higher expenses, including patent defense expenses, consumed earnings from higher sales volume.

Airport Systems

Airport Systems’ revenue was $10.5 million higher for the six months ended June 30, 2007 compared with the same period in 2006. Air traffic has trended upward as compared to 2006, creating higher demand for airline ground support equipment ($6.3 million) as well as airport maintenance and facility operation services ($4.0 million).

Airport Systems’ operating profit in the six months ended June 30, 2007 was $1.5 million higher than the same period in 2006, primarily reflecting higher volume.

Corporate Items

Our corporate items reduced earnings by $29.9 million in 2007 compared to $32.8 million in 2006. The decrease in expense in 2007 primarily reflects Brazilian foreign currency gains of $9.2 million related to our hedging program. These gains were partially offset by a $2.1 million increase in stock-based compensation, $1.8 million in higher net interest expense due to higher borrowings and a $1.5 million increase in corporate expenses resulting primarily from salaries and consulting fees.

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations, and when needed, through various credit facilities.

Our net debt at June 30, 2007 and December 31, 2006, was $265.5 million and $138.9 million, respectively. Net debt is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net debt.

(In millions)	June 30, 2007	December 31, 2006
Cash and cash equivalents	$167.4	$79.5
Short-term debt and current portion of long-term debt	(75.5)	(5.8)
Long-term debt, less current portion	(357.4)	(212.6)

Net debt	$(265.5)	$(138.9)

The increase in net debt was primarily due to repurchases of our common stock, which totaled $224.1 million for the six months ended June 30, 2007, partially offset by cash generated from operating activities.

Cash Flows

During the six months ended June 30, 2007, we generated $125.5 million in cash flows from operating activities of continuing operations. Our cash earnings for the period exceeded the cash required for working capital increases by $147.7 million, compared to $6.1 million for the six months ended June 30, 2006. Significant advance payments for long-term projects contributed to the 2007 increase. Our working capital balances can vary significantly quarter to quarter depending on the payment terms and timing of delivery on key contracts. Working capital balances have increased in recent periods primarily as a result of growth in our Energy Systems businesses.

Our cash requirements for investing activities of continuing operations in the six months ended June 30, 2007 declined by $6.4 million compared to the same period in 2006. Capital expenditures increased by $10.1 million in 2007 primarily as a result of capacity expansion projects in our Energy Systems businesses. Additionally, we spent $44.9 million on acquisitions during 2007, including the $40.0 million purchase of minority interest in CDS Engineering BV (“CDS”), while we completed no acquisitions during the six months ended June 30, 2006. The higher requirements were more than offset by the increase in proceeds from asset disposals. In 2007, we received $63.7 million in proceeds from the sale of assets, including $58.1 million from the sale and leaseback of land and property in Houston, Texas.

Cash provided by financing activities was $6.7 million for the six months ended June 30, 2007. We repurchased 3.3 million of our outstanding common stock for $224.1 million under our 15 million share repurchase authorization. To fund these repurchases, we drew a net $214.3 million under our revolving credit facilities and commercial paper program.

Debt and Liquidity

The following is a summary of our committed credit facilities at June 30, 2007:

(In millions) Description	Commitment amount	Debt outstanding	Commercial paper outstanding	Letters of credit	Unused capacity	Maturity
			(a)	(b)
Five-year revolving credit facility	$250.0	$—	$138.0	$16.1	$95.9	November 2010
Five-year revolving credit facility	370.0	210.0	—	—	160.0	November 2010	(c)
Three-year revolving credit facility	4.7	—	—	—	4.7	December 2008

	$624.7	$210.0	$138.0	$16.1	$260.6

(a)	Our available capacity under our $250 million five-year revolving credit facility is reduced by any outstanding commercial paper.
(b)	The $250 million five-year revolving credit facility allows us to obtain a total of $150.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with this facility.
(c)	We have the ability, with notice to the lenders, to convert the outstanding balance of the line of credit to a term loan. Upon conversion, unused capacity, if any at the time of conversion, would be forfeited. We do not currently intend to convert this facility into a term loan.

In addition to our committed credit facilities, we may access funds through uncommitted facilities and our commercial paper program. In March 2007, we established an uncommitted line of credit, maturing on September 30, 2007, which permits us to request loans of up to $100 million. Borrowings will accrue interest at a variable rate depending upon the type and duration of the borrowing. As of June 30, 2007, we had $70 million outstanding on this line of credit with unused capacity of $30 million. Under the commercial paper program, and subject to available capacity under our $250 million committed revolving credit facility, we have the ability to access up to $250.0 million of short-term financing through our commercial paper dealers.

In March 2007, we sold and leased back property in Houston, Texas consisting of land, corporate offices and production facilities. The lease expires in 2022 and provides for two 5-year optional extensions as well as the option to terminate the lease in 2017, subject to a $3.3 million fee. Annual rent of $4.2 million escalates 2% per year. The lease has been accounted for as an operating lease.

As part of the CDS acquisition in 2003, we maintained a commitment to purchase the minority shareholder’s interest in 2009. In the second quarter of 2007, we amended that agreement to purchase those shares immediately for cash of $40.0 million plus a payment in 2009 consisting of a fixed amount of 11.2 million Euros and a variable component based on CDS’ earnings. The variable component of the 2009 payment is contingent upon future results and cannot be determined at this time.

In the first quarter of 2007, we issued shares of CDS in exchange for the minority interest shares of a CDS subsidiary. We are required to repurchase a portion of the shares in 2009 and the remainder in 2011. These shares currently have an estimated redemption value of $10.0 million, but the value is subject to change based on actual CDS earnings generated in future years.

We have unrecognized tax benefits of $21.2 million. Management believes that the unrecognized tax benefits may be reduced by up to $10.2 million in the upcoming year. The remaining amounts are expected to be settled over the next five years.

Outlook

We plan to meet our cash requirements in the remainder of 2007 with cash generated from operations. We intend to continue to expand our Energy Systems operating facilities and our light well intervention capabilities, and we are projecting to spend $145 million to $150 million in 2007 to carry out these activities. We intend to contribute approximately $7 million to our pension plans in the remainder of 2007. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions.

We have committed credit facilities totaling almost $625 million which we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions or mergers meet our standards. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting estimates. During the six months ended June 30, 2007, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As of June 30, 2007, we do not expect to utilize this option of measurement, and therefore, we do not believe the adoption of SFAS No. 159 will have a significant impact on our financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During July 2007, we obtained financial instruments for the purpose of hedging the foreign currency exchange rate risk on a bid for a sales contract. Any increase or decrease in their fair value will directly impact earnings in the third quarter of 2007. If each currency changes in the same direction relative to the U.S. dollar and all other variables are held constant, a 2% decrease in the value of the U.S. dollar would result in net income of approximately $2 million in the third quarter of 2007. A 2% increase in the value of the U.S. dollar would result in a decrease in net income of approximately $4 million in the third quarter of 2007. If there is no change in currency values during the third quarter of 2007, net income will decrease by $4.3 million to recognize the cost of the financial instruments solely related to the time value of money.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. We have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of June 30, 2007, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Chicago, Illinois

August 8, 2007

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no new material legal proceedings or material developments in existing legal proceedings during the six months ended June 30, 2007.

ITEM 1A.	RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended June 30, 2007. The following table summarizes repurchases of our common stock during the three months ended June 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
April 1, 2007 – April 30, 2007	556,945	$69.96	556,445	7,648,489
May 1, 2007 – May 31, 2007	187,860	$72.73	185,900	7,462,589
June 1, 2007 – June 30, 2007	46,100	$73.98	46,100	7,416,489

Total	790,905	$70.85	788,445	7,416,489

(a)

Represents 788,445 shares of common stock repurchased and held in treasury and 2,460 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 13,480 shares of registered common stock held in this trust, as directed by the beneficiaries, during the three months ended June 30, 2007.

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

The Annual Meeting of Stockholders was held on May 4, 2007, for the purposes of re-electing three directors and voting on any other business properly brought before the meeting.

All of the nominees for directors, as listed in the proxy statement, were re-elected by the following votes:

Asbjørn Larsen	For:	60,449,538 votes
	Withheld:	3,337,505 votes

Joseph H. Netherland	For:	62,590,737 votes
	Withheld:	1,196,306 votes

James R. Thompson	For:	62,487,893 votes
	Withheld:	1,299,150 votes

The following directors’ terms of office continued after the meeting: Mike R. Bowlin, Philip J. Burguieres, C. Maury Devine, Thomas M. Hamilton, Peter D. Kinnear, Edward J. Mooney, Richard A. Pattarozzi, and James M. Ringler.

There was no other business voted upon at the meeting.

ITEM 6.	EXHIBITS

(a)	Exhibits

Number in Exhibit Table	Description
10.4.n	Sixth Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan.

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.
(Registrant)

/s/ Ronald D. Mambu
Ronald D. Mambu Vice President, Controller, and duly authorized officer

Date: August 8, 2007

EXHIBIT INDEX

Number in Exhibit Table	Description
10.4.n	Sixth Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan.

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.