Form 10-Q
period 2007-09-30
FMC TECHNOLOGIES INC
filed 2007-11-07
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, par value $0.01 per share	130,089,176

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2007	2006	2007	2006
Revenue	$1,136.0	$931.2	$3,251.9	$2,688.9
Costs and expenses:
Cost of sales	899.0	737.5	2,570.0	2,135.9
Selling, general and administrative expense	112.2	101.4	326.4	295.3
Research and development expense	14.4	12.3	43.6	35.4

Total costs and expenses	1,025.6	851.2	2,940.0	2,466.6
Other income, net	13.1	1.4	15.9	1.6
Minority interests	(0.1)	(0.3)	(0.5)	(1.4)

Income before net interest expense and income taxes	123.4	81.1	327.3	222.5
Net interest expense	(3.3)	(1.4)	(8.9)	(5.2)

Income before income taxes	120.1	79.7	318.4	217.3
Provision for income taxes	40.6	22.2	103.7	71.2

Income from continuing operations	79.5	57.5	214.7	146.1
Income (loss) from discontinued operations, net of tax (Note 3)	(0.8)	3.5	(1.8)	27.4

Net income	$78.7	$61.0	$212.9	$173.5

Basic earnings per share (Note 2):
Income from continuing operations	$0.61	$0.42	$1.63	$1.06
Income (loss) from discontinued operations	(0.01)	0.03	(0.02)	0.20

Basic earnings per share	$0.60	$0.45	$1.61	$1.26

Diluted earnings per share (Note 2):
Income from continuing operations	$0.60	$0.41	$1.60	$1.04
Income (loss) from discontinued operations	(0.01)	0.02	(0.02)	0.19

Diluted earnings per share	$0.59	$0.43	$1.58	$1.23

Weighted average shares outstanding (Note 2):
Basic	130.2	137.3	131.7	137.4

Diluted	132.6	140.8	134.2	140.7

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$239.9	$79.5
Trade receivables, net of allowances of $8.5 in 2007 and $9.1 in 2006	983.8	898.1
Inventories (Note 4)	703.3	584.4
Prepaid expenses	36.4	28.0
Other current assets	187.2	75.8
Assets of discontinued operations	4.2	26.3

Total current assets	2,154.8	1,692.1
Investments	33.7	26.0
Property, plant and equipment, net of accumulated depreciation of $542.1 in 2007 and $486.6 in 2006	509.9	444.4
Goodwill	170.5	122.8
Intangible assets, net	90.9	64.6
Deferred income taxes	79.8	72.1
Other assets	152.6	65.8

Total assets	$3,192.2	$2,487.8

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$105.5	$5.8
Accounts payable, trade and other	451.7	420.4
Advance payments and progress billings	682.0	444.9
Other current liabilities	348.5	275.6
Income taxes payable	28.4	29.8
Current portion of accrued pension and other postretirement benefits	6.1	6.0
Deferred income taxes	28.5	11.1
Liabilities of discontinued operations	4.3	15.3

Total current liabilities	1,655.0	1,208.9
Long-term debt, less current portion	293.0	212.6
Accrued pension and other postretirement benefits, less current portion	103.0	97.8
Other liabilities	173.3	74.2
Minority interests in consolidated companies	7.0	8.3
Redeemable securities (Note 12)	11.1	—
Commitments and contingent liabilities (Note 14)
Stockholders’ equity (Note 13):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2007 or 2006	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 143.2 and 142.8 shares issued in 2007 and 2006, respectively; 129.9 and 134.6 shares outstanding in 2007 and 2006, respectively	1.4	0.7
Common stock held in employee benefit trust, at cost; 0.2 shares outstanding in 2007 and 2006	(4.1)	(4.5)
Common stock held in treasury, at cost; 13.1 and 8.0 shares in 2007 and 2006, respectively	(388.9)	(195.9)
Capital in excess of par value of common stock	719.0	728.4
Retained earnings	681.2	469.5
Accumulated other comprehensive loss	(58.8)	(112.2)

Total stockholders’ equity	949.8	886.0

Total liabilities and stockholders’ equity	$3,192.2	$2,487.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2007	2006
Cash provided (required) by operating activities:
Net income	$212.9	$173.5
(Income) loss from discontinued operations, net of tax	1.8	(27.4)

Income from continuing operations	214.7	146.1
Adjustments to reconcile income to cash provided (required) by operating activities of continuing operations:
Depreciation	47.9	41.5
Amortization	14.0	10.4
Employee benefit plan costs	46.7	38.0
Deferred income tax provision	7.3	9.1
Other	(19.8)	7.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(38.9)	(78.9)
Inventories	(100.8)	(141.2)
Accounts payable, trade and other	1.8	(11.7)
Advance payments and progress billings	205.2	52.8
Other current assets and liabilities, net	(66.5)	(6.6)
Other assets and liabilities, net	(7.8)	(16.9)
Income taxes payable	(27.5)	11.2

Cash provided by operating activities of continuing operations	276.3	61.4
Net cash provided (required) by discontinued operations – operating	(0.1)	32.9

Cash provided by operating activities	276.2	94.3

Cash provided (required) by investing activities:
Capital expenditures	(120.6)	(96.4)
Acquisitions, net of cash acquired	(44.9)	(9.5)
Proceeds from disposal of assets	65.1	3.5
Other	—	1.2

Cash required by investing activities of continuing operations	(100.4)	(101.2)
Net cash provided (required) by discontinued operations – investing	7.8	(0.3)

Cash required by investing activities	(92.6)	(101.5)

Cash provided (required) by financing activities:
Net increase in short-term debt and current portion of long-term debt	99.1	1.6
Net increase in commercial paper	133.7	—
Repayments of long-term debt	(52.9)	(35.3)
Proceeds from exercise of stock options	18.4	21.9
Purchase of treasury stock	(250.8)	(87.9)
Excess tax benefits	20.6	12.0
Other	0.4	(1.1)

Cash required by financing activities	(31.5)	(88.8)

Effect of exchange rate changes on cash and cash equivalents	8.3	1.8

Increase (decrease) in cash and cash equivalents	160.4	(94.2)
Cash and cash equivalents, beginning of period	79.5	152.9

Cash and cash equivalents, end of period	$239.9	$58.7

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

In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of those for the full year. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation. We reclassified net foreign exchange gains of $0.3 million and $0.4 million for the three and nine months ended September 30, 2006, respectively, from cost of sales to other income, net.

On July 18, 2007, we announced that our Board of Directors approved a two-for-one stock split in the form of a stock dividend payable on August 31, 2007 to shareholders of record as of August 17, 2007. At August 31, 2007, an adjustment was made to reclassify an amount from capital in excess of par value to common stock to account for the par value of the common stock issued as a stock dividend. This adjustment had no overall effect on equity. We have revised the historical common share and per common share information in this report to reflect the effects of the stock split.

Note 2: Earnings Per Share (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2007	2006	2007	2006
Basic earnings per share:
Income from continuing operations	$79.5	$57.5	$214.7	$146.1

Weighted average number of shares outstanding	130.2	137.3	131.7	137.4

Basic earnings per share from continuing operations	$0.61	$0.42	$1.63	$1.06

Diluted earnings per share:
Income from continuing operations	$79.5	$57.5	$214.7	$146.1

Weighted average number of shares outstanding	130.2	137.3	131.7	137.4
Effect of dilutive securities:
Options on common stock	0.7	1.7	1.0	1.8
Restricted stock	1.7	1.8	1.5	1.5

Total shares and dilutive securities	132.6	140.8	134.2	140.7

Diluted earnings per share from continuing operations	$0.60	$0.41	$1.60	$1.04

The EPS computation includes a $0.4 million reduction to income available to common shareholders for the three and nine months ended September 30, 2007 resulting from adjustments to the carrying value of redeemable securities (see Note 12).

Note 3: Discontinued Operations

We report discontinued operations in accordance with the guidance of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we report businesses or asset groups as discontinued operations when we commit to a plan to divest the business or asset group and the sale of the business or asset group is deemed probable within the next twelve months.

Discontinued operations include our FMC Technologies Floating Systems, Inc. (“Floating Systems”) business, which was sold in the fourth quarter of 2006, from the Energy Production Systems segment and two units from our FoodTech segment, one of which was sold in the third quarter of 2007 generating an after-tax gain of $3.1 million. The results of these businesses, including the gain on disposition, have been reported as discontinued operations for all periods presented.

The consolidated statements of income include the following in discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Revenue	$3.7	$29.6	$22.1	$139.6
Income (loss) before income taxes	$(4.0)	$3.8	$(5.3)	$34.4
Income tax provision (benefit)	(0.1)	0.3	(0.4)	8.9

Income (loss) from discontinued operations, net of income taxes	$(3.9)	$3.5	$(4.9)	$25.5

Gain on disposition of discontinued operations, net of income taxes	$3.1	$—	$3.1	$—

During the third quarter of 2007, we recorded valuation reserves totaling $3.2 million related to trade receivables and inventory of our FoodTech unit in discontinued operations that has yet to be divested. Income from discontinued operations in the nine months ended September 30, 2006 also includes $1.9 million in income resulting from the resolution of product liability claims related to our discontinued construction equipment group.

The major classes of assets and liabilities of businesses reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

(In millions)	September 30, 2007	December 31, 2006
Assets:
Trade receivables, net	$2.5	$7.9
Inventories	1.7	7.6
Property, plant and equipment, net	—	1.3
Other assets	—	9.5

Assets of discontinued operations	$4.2	$26.3

Liabilities:
Accounts payable, trade and other	$0.8	$2.7
Advance payments and progress billings	0.8	3.4
Other liabilities	2.7	9.2

Liabilities of discontinued operations	$4.3	$15.3

Note 4: Inventories

Inventories consisted of the following:

(In millions)	September 30, 2007	December 31, 2006
Raw materials	$187.4	$155.6
Work in process	205.8	168.3
Finished goods	487.2	420.0

Gross inventories before LIFO reserves and valuation adjustments	880.4	743.9
LIFO reserves and valuation adjustments	(177.1)	(159.5)

Net inventories	$703.3	$584.4

Note 5: Derivative Financial Instruments

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

	September 30, 2007		December 31, 2006
(In millions)	Short Term	Long Term	Short Term	Long Term
Assets	$103.8	$102.9	$13.7	$23.5

Liabilities	$77.9	$49.4	$16.7	$15.8

The portion of derivative gains excluded from assessments of hedge effectiveness was $0.1 million and $9.4 million for the three and nine month periods ended September 30, 2007, respectively. The gains and losses were immaterial for the three and nine month periods ended September 30, 2006. We reported these earnings in cost of sales on the consolidated statements of income and in other expense, net, in the reconciliation of segment operating profit to income before income taxes.

Certain hedging relationships were discontinued in 2007 due to contractual changes which eliminated the underlying risk. There were no gains or losses during the three months ended September 30, 2007 and discontinuances resulting in a net gain of $6.6 million for the nine month period ended September 30, 2007. There were no gains or loss during the three months ended September 30, 2006, and $2.3 million for the nine months ended September 30, 2006. We reported these earnings in cost of sales on the consolidated statements of income and in segment operating profit in the reconciliation of segment operating profit to income before income taxes.

At times we enter into derivative contracts, such as forwards, options, or collars to create a hedge against exchange rate exposure for forecasted foreign currency cash flows. The exposures include assets and liabilities included on our balance sheet as well as other forecasted foreign currency cash flows. These derivatives do not qualify as, nor are they designated as, hedges and therefore any gains or losses for the period are recognized in earnings. During the three and nine months ended September 30, 2007, we recognized $12.4 million in net gains on derivative instruments. These were attributable to fluctuations in the Brazilian Real, Euro, British Pound Sterling and Norwegian Kroner against the US Dollar during the quarter. The net gains were $0.3 million and $0.4 million for the three and nine months ended September 30, 2006. We reported these earnings in other income, net, in the consolidated statements of income and in other expense, net, in the reconciliation of segment operating profit to income before income taxes.

Note 6: Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. We have adopted FIN No. 48 effective January 1, 2007. The adoption of FIN No. 48 did not have a material effect on our results of operations or financial position.

At the January 1, 2007 adoption date, the total amount of unrecognized tax benefits included in income taxes payable was $19.1 million. Of this amount, $15.8 million would affect the effective tax rate if recognized and the remaining amount would be offset by the reversal of a deferred income tax. It is our policy to classify interest expense and penalties recognized on underpayments of income taxes as income tax expense. Included in the total amount of unrecognized tax benefits as of January 1, 2007 was $1.5 million of accrued interest and penalties.

It is reasonably possible that within twelve months unrecognized tax benefits related to certain tax reporting positions taken in prior periods could decrease by up to $13.3 million, due to either the expiration of the statute of limitations in certain jurisdictions or the resolution of current income tax examinations, or both.

Tax years after 1995 remain subject to examination in Norway. In Brazil and the United States, tax years after 2001 and 2002, respectively, are open to examination.

Note 7: Debt

Long-term debt—Long-term debt consisted of the following:

(In millions)	September 30, 2007	December 31, 2006
Revolving credit facilities (1)	$150.0	$203.0
Commercial paper (2)	133.7	—
Property financing	9.0	9.3
Other	1.4	0.8

Total long-term debt	294.1	213.1
Less: current portion	(1.1)	(0.5)

Long-term debt, less current portion	$293.0	$212.6

(1)	The borrowings on our revolving credit facilities are shown as a long-term obligation on the consolidated balance sheets because we have both the ability and intent to refinance these obligations on a long-term basis under the respective credit agreements.
(2)	Committed credit available under our five-year revolving credit facilities provided the ability to refinance our commercial paper obligations on a long-term basis. Therefore, at September 30, 2007, as we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheet. Commercial paper borrowings as of September 30, 2007 had an average interest rate of 5.57%.

In addition to the long-term debt, we have borrowings of $100 million on a short-term uncommitted credit facility as of September 30, 2007. The $100 million credit facility was amended in October 2007 extending the maturity date to December 2007. Our borrowings on this credit facility as of September 30, 2007 had an average interest rate of 5.97%.

Note 8: Warranty Obligations

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide warranty liability when additional specific obligations are identified. The obligation reflected in other current liabilities in the consolidated balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Balance at beginning of period	$17.2	$18.0	$18.6	$17.9
Expense for new warranties	5.0	5.2	16.9	15.1
Adjustments to existing accruals	0.1	0.1	(1.4)	(1.3)
Claims paid	(6.0)	(5.8)	(17.8)	(14.2)

Balance at end of period	$16.3	$17.5	$16.3	$17.5

Note 9: Sale Leaseback Transaction

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

Note 10: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Service cost	$10.1	$7.9	$29.2	$23.8
Interest cost	12.4	9.9	36.5	30.5
Expected return on plan assets	(16.1)	(12.6)	(46.9)	(38.1)
Amortization of transition asset	(0.1)	(0.1)	(0.4)	(0.3)
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of actuarial losses, net	2.4	2.6	7.1	7.4

Net periodic benefit cost	$8.8	$7.8	$25.8	$23.6

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Service cost	$0.1	$0.2	$0.3	$0.4
Interest cost	0.2	0.2	0.8	0.9
Amortization of prior service benefit	(0.6)	(0.6)	(1.9)	(2.0)

Net periodic benefit income	$(0.3)	$(0.2)	$(0.8)	$(0.7)

For the three and nine months ended September 30, 2007, we made contributions to our pension plans of $17.9 million and $25.9 million, respectively. These contributions included a $15 million discretionary contribution to our U.S. qualified pension plan. Substantially all of the remaining contributions related to our U.K. and Norway qualified pension plans. During the fourth quarter, we expect to contribute approximately $15 million to our pension plans.

Note 11: Stock-Based Compensation

We sponsor a stock-based compensation plan and have granted awards primarily in the form of stock options and nonvested stock awards (also known as restricted stock in the plan document). We recognize compensation expense for awards under the plan and the corresponding income tax benefits related to the expense. The recorded amounts for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Stock options	$—	$0.3	$—	$1.0
Restricted stock	6.3	4.7	17.8	13.3
Other	0.6	0.1	1.3	0.9

Total stock-based compensation expense	$6.9	$5.1	$19.1	$15.2

In the nine months ended September 30, 2007, we granted the following restricted stock awards to employees:

(Number of shares in thousands)	Shares		Weighted- average grant date fair value
Time-based	690
Performance-based	228	*
Market-based	114	*

Granted during the nine months ended September 30, 2007	1,032		$33.31

*	Assumes maximum payout

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

For current year performance-based awards, actual payouts may vary from zero to 228,348 shares and will be dependent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ending December 31, 2007. For current year market-based awards, actual payouts may vary from zero to 114,172 shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return for the year ending December 31, 2007.

Note 12: Business Combinations

In August 2003, we acquired 55% of CDS Engineering BV (“CDS”) and retained a commitment to purchase the remaining 45% in 2009 from the original CDS owners, who are members of CDS management and therefore related parties.

In the first quarter of 2007, CDS issued 18,000 shares to the minority interest shareholder of a CDS subsidiary in exchange for all of the minority interest outstanding of that subsidiary. The minority interest holder of the subsidiary was a member of management of CDS and was therefore a related party. The agreement associated with this transaction requires that we repurchase the CDS shares issued, and therefore, we have recorded the transaction as the purchase of minority interest by issuing redeemable shares in accordance with EITF D-98 “Classification and Measurement of Redeemable Securities.” The initial carrying amount of the redeemable shares was $10.0 million and reflected the fair value of the shares issued in exchange for the subsidiary’s minority interest. We have preliminarily recorded $5.0 million in intangibles and $4.0 million in goodwill until a purchase price allocation can be finalized. As of September 30, 2007, we estimated that the redemption value of the shares, which is payable in installments in 2009 and 2011 and is variable based upon a multiple of average CDS earnings in 2007 and 2008, was equivalent to the carrying value. It is possible that the redemption value will increase or decrease based upon the actual average earnings for the identified periods. Changes in the estimated redemption value relative to its carrying value will be recorded to retained earnings until the shares are redeemed in 2009 and 2011. Any adjustments to retained earnings will have an impact on income available to common shareholders in our calculations of EPS. This transaction resulted in the new minority shareholding of 9% and diluted the original CDS owners’ and our ownership interest to 40.95% and 50.05%, respectively.

In the second quarter of 2007, we amended the 2003 Sales and Purchase Agreement with the original CDS owners to allow for the purchase of their 40.95% interest immediately for cash of $40.0 million plus a payment in 2009 consisting of a fixed amount of 11.2 million Euros and a variable component based on CDS earnings. The fixed portion of the 2009 payment is reflected in other liabilities on the consolidated balance sheet at September 30, 2007. The variable component of the 2009 payment is contingent upon future results and therefore will not be reflected as purchase price until the amount is determinable. This payment will most likely increase goodwill. We have preliminarily recorded $21.9 million in intangible assets and $31.9 million in goodwill until a purchase price allocation can be finalized.

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

Goodwill—The carrying amount of goodwill by business segment changed in the nine months ended September 30, 2007 as follows:

(In millions)	December 31, 2006	Acquisitions	Translation	September 30, 2007
Energy Production Systems	$87.7	$35.9	$8.1	$131.7
Energy Processing Systems	10.7	3.4	—	14.1

Subtotal Energy Systems	98.4	39.3	8.1	145.8
FoodTech	15.4	—	0.3	15.7
Airport Systems	9.0	—	—	9.0

Total goodwill	$122.8	$39.3	$8.4	$170.5

In 2007 we acquired additional interests in CDS, an Energy Production Systems subsidiary. We have not finalized the valuation of the CDS intangible assets and therefore the purchase price allocations are preliminary.

Intangible assets—The components of intangible assets were as follows:

	September 30, 2007		December 31, 2006
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer related	$46.1	$10.2	$32.6	$9.2
Patents and acquired technology	67.0	27.7	50.5	23.9
Trademarks	22.0	7.4	20.3	6.2
Other	2.1	1.0	1.3	0.8

Total intangible assets	$137.2	$46.3	$104.7	$40.1

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

Note 13: Stockholders’ Equity

There were no dividends declared during the nine months ended September 30, 2007 or 2006.

We have been authorized by our Board of Directors to repurchase up to 30 million shares of our issued and outstanding common stock. Through September 30, 2007, we made the following purchases under the buyback program:

	2007		2006
(In millions, except share data)	Shares	$	Shares	$
Total purchased to date – January 1,	8,540,072	$206.4	3,501,712	$63.9
Treasury stock repurchases – first quarter	5,050,060	168.3	1,459,600	35.2

Total purchased to date – March 31,	13,590,132	374.7	4,961,312	99.1
Treasury stock repurchases – second quarter	1,576,890	55.9	164,000	5.0

Total purchased to date – June 30,	15,167,022	430.6	5,125,312	104.1
Treasury stock repurchases – third quarter	599,681	26.6	1,611,000	47.7

Total purchased to date – September 30,	15,766,703	457.2	6,736,312	151.8
Treasury stock repurchases – fourth quarter	*	*	1,803,760	54.6

Total purchased to date – December 31,	*	*	8,540,072	$206.4

*	- not yet applicable

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. The treasury shares are accounted for using the cost method.

During the nine months ended September 30, 2007, 2.5 million shares were issued in connection with our stock-based compensation plan, of which 2.1 million shares were reissued from treasury stock. During the year ended December 31, 2006, 3.2 million shares were issued, including 0.6 million from treasury stock.

Comprehensive income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Net income	$78.7	$61.0	$212.9	$173.5
Foreign currency translation adjustments	15.0	8.2	35.6	23.3
Net deferral of hedging gains (losses), net of tax	1.4	(6.3)	14.5	1.3
Amortization of pension and other postretirement benefit losses, net of tax	1.1	—	3.3	—

Comprehensive income	$96.2	$62.9	$266.3	$198.1

Accumulated other comprehensive loss consisted of the following:

(In millions)	September 30, 2007	December 31, 2006
Cumulative foreign currency translation adjustments	$(14.3)	$(49.9)
Cumulative deferral of hedging gains, net of tax	26.5	12.0
Cumulative deferral of pension and other postretirement benefit losses, net of tax	(71.0)	(74.3)

Accumulated other comprehensive loss	$(58.8)	$(112.2)

Note 14: Commitments and Contingent Liabilities

In the second quarter of 2007, we acquired additional shares of a majority-owned subsidiary, CDS. See Note 12 for further discussion. We have an unrecognized commitment to provide additional consideration in 2009 that will be determined based upon a multiple of average CDS 2007 and 2008 earnings. Additionally, we have an unrecognized commitment to provide consideration in 2011 contingent upon a growth in average CDS earnings for 2009 and 2010 in excess of average CDS earnings for 2007 and 2008, if any.

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

We are subject to a warranty period related to a completed contract provided by the Floating Systems business. Sonatrach – TRC, the Algerian Oil and Gas Company, may draw upon a bank guarantee established in conjunction with the contract, which could result in warranty expense of up to $12.6 million, or $0.06 per share. Any potential warranty expense would be reflected in income (loss) from discontinued operations. Management does not expect to incur warranty expense related to this contract that would have a material adverse effect on our consolidated financial position or results of operations.

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

Note 15: FoodTech/Airport Spin-off

On October 29, 2007, we announced our intention to separate into two independent publicly-traded companies through the spin-off and distribution of 100% of our FoodTech and Airport Systems businesses to our shareholders. The transaction, expected to be tax-free to shareholders, will enable the two public companies to better focus on their distinct customer bases, business strategies and operational needs.

The stock distribution ratio for the FoodTech/Airport spin-off has not been determined. Consummation of the proposed separation is subject to certain conditions, including final receipt of a ruling from the Internal Revenue Service (IRS) with respect to the tax-free status of the spin-off, the absence of any material changes or developments, and the acceptance of registration statements with the Securities and Exchange Commission. The separation, expected to occur in mid-2008, will not require a vote by FMC Technologies shareholders.

Note 16: Business Segment Information

Segment revenue and segment operating profit

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Revenue
Energy Production Systems	$683.8	$564.0	$2,015.3	$1,615.0
Energy Processing Systems	199.6	174.7	556.8	485.8
Intercompany eliminations	(0.6)	(0.5)	(1.4)	(1.1)

Subtotal Energy Systems	882.8	738.2	2,570.7	2,099.7
FoodTech	146.1	104.9	421.0	357.3
Airport Systems	108.9	89.3	266.8	236.7
Intercompany eliminations	(1.8)	(1.2)	(6.6)	(4.8)

Total revenue	$1,136.0	$931.2	$3,251.9	$2,688.9

Income before income taxes
Segment operating profit:
Energy Production Systems	$70.4	$49.3	$202.4	$139.8
Energy Processing Systems	38.0	27.0	103.2	77.2

Subtotal Energy Systems	108.4	76.3	305.6	217.0
FoodTech	14.1	9.8	36.3	32.1
Airport Systems	11.7	8.5	20.5	15.8

Total segment operating profit	134.2	94.6	362.4	264.9
Corporate items:
Corporate expense(1)	(10.0)	(8.5)	(26.9)	(23.8)
Other expense, net(2)	(0.8)	(5.0)	(8.2)	(18.6)
Net interest expense	(3.3)	(1.4)	(8.9)	(5.2)

Total corporate items	(14.1)	(14.9)	(44.0)	(47.6)

Income before income taxes	$120.1	$79.7	$318.4	$217.3

(1)	Corporate expense primarily includes corporate staff expenses.
(2)

Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and segment assets

(In millions)	September 30, 2007	December 31, 2006
Segment operating capital employed (1):
Energy Production Systems	$738.5	$760.8
Energy Processing Systems	245.9	203.8

Subtotal Energy Systems	984.4	964.6
FoodTech	150.7	144.6
Airport Systems	114.5	92.2

Total segment operating capital employed	1,249.6	1,201.4
Segment liabilities included in total segment operating capital employed (2)	1,456.6	1,121.9
Corporate (3)	481.8	138.2
Assets of discontinued operations	4.2	26.3

Total assets	$3,192.2	$2,487.8

Segment assets:
Energy Production Systems	$1,775.0	$1,504.7
Energy Processing Systems	393.7	333.2
Intercompany eliminations	(2.5)	(1.7)

Subtotal Energy Systems	2,166.2	1,836.2
FoodTech	345.9	330.9
Airport Systems	194.1	156.2

Total segment assets	2,706.2	2,323.3
Corporate (3)	481.8	138.2
Assets of discontinued operations	4.2	26.3

Total assets	$3,192.2	$2,487.8

(1)

FMC Technologies’ management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO inventory reserves.

(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax assets, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Discontinued operations include our FMC Technologies Floating Systems, Inc. (“Floating Systems”) business, which was sold in the fourth quarter of 2006, from the Energy Production Systems segment and two units from our FoodTech segment, one of which was sold in the third quarter of 2007. The results of these businesses have been reported as discontinued operations for all periods presented.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended September 30,		Change
(In millions, except %)	2007	2006	$	%
Revenue	$1,136.0	$931.2	$204.8	22.0%
Costs and expenses:
Cost of sales	899.0	737.5	161.5	21.9
Selling, general and administrative expense	112.2	101.4	10.8	10.7
Research and development expense	14.4	12.3	2.1	17.1

Total costs and expenses	1,025.6	851.2	174.4	20.5
Other income, net	13.1	1.4	11.7	*
Minority interests	(0.1)	(0.3)	0.2	*
Net interest expense	(3.3)	(1.4)	(1.9)	135.7

Income before income taxes	120.1	79.7	40.4	50.7
Provision for income taxes	40.6	22.2	18.4	82.9

Income from continuing operations	79.5	57.5	22.0	38.3
Income (loss) from discontinued operations, net of tax	(0.8)	3.5	(4.3)	*

Net income	$78.7	$61.0	$17.7	29.0%

*	Not meaningful

Our total revenue for the third quarter of 2007 reflects growth in all business segments compared to the same period in 2006. Our Energy Production Systems businesses provided 60% of the $204.8 million increase. We entered the third quarter 2007 with a large backlog resulting from high demand for equipment and systems, especially subsea systems, used in the major oil and gas producing regions throughout the world. Our FoodTech businesses, which provided 20% of the increase in revenue, have benefited from increased demand for food processing equipment, primarily from demand for convenience and frozen foods.

Gross profit (revenue less cost of sales) increased $43.3 million, reflecting approximately 20.9% of sales in both periods. Higher profits were attributable to increased sales volume.

Selling, general and administrative expense for the third quarter of 2007 increased compared to the same period in 2006, but declined as a percentage of sales from 10.9% in 2006 to 9.9% in 2007. Increased headcount required to support growth in the Energy Production Systems segment required $4.4 million in incremental expense. While we have expanded our operations to meet the growing demand, we have been able to reduce expenses as a percentage of sales by leveraging our existing capabilities. Higher company stock prices during the third quarter of 2007 resulted in $3.2 million in higher mark-to-market expense for company stock held in an employee benefit trust for our non-qualified deferred compensation plan.

The increase in other income, net, for the third quarter of 2007 compared to the same period in 2006 reflects higher gains on foreign currency derivative instruments, for which hedge accounting is not applied.

Net interest expense for the third quarter of 2007 was higher compared to the same period in 2006, primarily as a result of higher average debt levels.

Our income tax provisions for the third quarter of 2007 and 2006 reflect effective tax rates of 33.8% and 27.9%, respectively. The increase in the effective rate in 2007 is primarily related to changes in the distribution of global earnings across the jurisdictions in which we operate. We anticipate our full year effective tax rate will be approximately 33%.

Our discontinued operations generated a loss of $0.8 million during the three months ended September 30, 2007 compared to income of $3.5 million in the same period in 2006. Included in 2007 operating losses were provisions for bad debts and inventory valuations totaling $3.2 million for a FoodTech business that is held for sale. Operating losses were partially offset by a $4.2 million gain from the sale of a separate FoodTech business that occurred in July 2007.

Outlook

We estimate that our full-year 2007 diluted earnings per share from continuing operations will be within the range of $2.16—$2.21.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended September 30,		Favorable/ (Unfavorable)
(In millions, except %)	2007	2006	$	%
Revenue
Energy Production Systems	$683.8	$564.0	$119.8	21.2%
Energy Processing Systems	199.6	174.7	24.9	14.3
Intercompany eliminations	(0.6)	(0.5)	(0.1)	*

Subtotal Energy Systems	882.8	738.2	144.6	19.6
FoodTech	146.1	104.9	41.2	39.3
Airport Systems	108.9	89.3	19.6	21.9
Intercompany eliminations	(1.8)	(1.2)	(0.6)	*

Total revenue	$1,136.0	$931.2	$204.8	22.0%

Segment Operating Profit
Energy Production Systems	$70.4	$49.3	$21.1	42.8%
Energy Processing Systems	38.0	27.0	11.0	40.7

Subtotal Energy Systems	108.4	76.3	32.1	42.1
FoodTech	14.1	9.8	4.3	43.9
Airport Systems	11.7	8.5	3.2	37.6

Total segment operating profit	134.2	94.6	39.6	41.9
Corporate items:
Corporate expense	(10.0)	(8.5)	(1.5)	(17.6)
Other expense, net	(0.8)	(5.0)	4.2	84.0
Net interest expense	(3.3)	(1.4)	(1.9)	(135.7)

Total corporate items	(14.1)	(14.9)	0.8	5.4

Income before income taxes	120.1	79.7	40.4	50.7
Provision for income taxes	40.6	22.2	(18.4)	(82.9)

Income from continuing operations	79.5	57.5	22.0	38.3
Income (loss) from discontinued operations, net of tax	(0.8)	3.5	(4.3)	*

Net income	$78.7	$61.0	$17.7	29.0%

*	Not meaningful

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

We report our results of operations in U.S. dollars; however, our earnings are generated in a number of currencies worldwide. We generate a significant amount of revenues, and incur a significant amount of costs, in the Euro, Norwegian Kroner, Brazilian Real, and Swedish Kroner, for example. The earnings of subsidiaries functioning in their local currencies are translated into U.S. dollars based upon the average exchange rate for the period, in order to provide worldwide consolidated results. While the U.S. dollar results reported reflect the actual economics of the period reported upon, the variance from prior periods include the impact of translating earnings at different rates.

A summary of the translation impact on our reported results follows:

(In millions)	Three months ended September 30, 2007	Nine months ended September 30, 2007
Revenue growth:
Reported	$204.8	$563.0
Due to translation	$60.7	$147.1

Segment operating profit growth:
Reported	$39.6	$97.5
Due to translation	$6.4	$12.4

Energy Production Systems

Energy Production Systems’ revenue was $119.8 million higher in the third quarter of 2007 compared to the same period in 2006. Continued high global demand for energy has resulted in higher natural gas and oil prices, prompting further development activity from customers in the exploration and production of these commodities. Production activities have increasingly been focused in remote deepwater locations with complex recovery challenges. This trend in production, coupled with higher subsea backlog at year-end 2006 compared to year-end 2005, drove increased subsea revenue of $76.7 million in the third quarter of 2007 compared to the same period in 2006.

Energy Production Systems operating profit increased by $21.1 million in the third quarter of 2007 compared to the same period in 2006. The increase in sales volume drove $21.6 million in profit increase. In addition, we achieved gross profit improvements of $4.7 million compared to 2006, primarily reflective of continued progress on more complex, and higher margin, subsea projects. These benefits were offset by higher selling, general and administrative costs, resulting primarily from higher headcounts in the segment during the quarter from the increase in business. Technical challenges involved in long-term, highly-engineered construction projects which are not present in shorter-term, more standardized wellhead deliverables could impact the current trend of increasing margins. However, we have been able to execute highly technical subsea projects while growing margin and expect this trend to continue.

Energy Processing Systems

Energy Processing Systems’ revenue was $24.9 million higher for the third quarter of 2007 compared to the same period in 2006. Continued strength in oil and gas prices as well as stable land-based drilling activity have driven a high demand for our fluid control pumping service equipment (WECO®/Chiksan® equipment), which is sold primarily to service companies. Demand for our oil and gas measurement systems, which are used primarily in custody transfer applications, was strong due to high oil and gas prices driving ongoing investments in oil and gas marketing infrastructure.

Energy Processing Systems’ operating profit in the third quarter of 2007 increased by $11.0 million compared to the same period in 2006. Approximately $9.6 million of the increase is directly attributable to higher sales volumes, primarily fluid control products. In addition, $3.0 million of the increase reflects margin improvement in our measurement and fluid control businesses as a result of leveraging higher volumes. This is partially offset by higher selling, general and administrative costs resulting from increased commission expense and higher staffing levels in support of increased sales demand.

FoodTech

FoodTech’s revenue increased by $41.2 million in the third quarter of 2007 compared with the same period in 2006. Demand from the North American poultry market continues to trail previous years. However, we have more than compensated for the decline with increased revenue from bakery and other convenience food markets worldwide, contributing $17.8 million in increased revenue. Increased demand for sterilization equipment, particularly in the U.S., contributed approximately $12.4 million in increased revenues.

FoodTech’s operating profit increased by $4.3 million in the third quarter of 2007 compared to the same period in 2006. Higher volume contributed $13.3 million in profits which were partially offset by declines in margins resulting from a change in sales mix. In 2006, our sales mix was more heavily weighted toward the poultry industry, to which we generally sell our higher-technology-based core product line. In 2007, we compensated for decreased volume in the North American poultry industry with a higher volume of lower-margin equipment to non-poultry customers.

Airport Systems

Airport Systems’ revenue was $19.6 million higher in the third quarter of 2007 compared with the same period in 2006. Air traffic has trended upward as compared to 2006, creating higher demand for airline ground support equipment. This demand drove higher ground support equipment sales by $14.2 million compared to 2006, particularly in the U.S.

Airport Systems’ operating profit in the third quarter of 2007 improved by $3.2 million compared with the same period in 2006, primarily reflecting higher volume.

Corporate Items

Our corporate items reduced earnings by $14.1 million in 2007 compared to $14.9 million in 2006. Our comparative results reflect $12.1 million in increased net gains due to mark-to-market of financial instruments. Partially offsetting these earnings were increased mark-to-market expense for company stock held in an employee benefit trust ($3.2 million), increased stock-based compensation ($1.8 million), increased LIFO inventory expense ($1.5 million), higher corporate staff expenses ($1.5 million), and higher interest expense ($1.9 million).

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Energy Production Systems	$943.0	$410.0	$2,907.5	$1,715.0
Energy Processing Systems	219.3	210.0	608.0	543.8
Intercompany eliminations	(0.3)	(0.4)	(2.1)	(0.8)

Subtotal Energy Systems	1,162.0	619.6	3,513.4	2,258.0
FoodTech	153.9	113.3	441.6	376.1
Airport Systems	134.9	99.4	359.7	327.1
Intercompany eliminations	(2.9)	(2.3)	(7.2)	(5.1)

Total inbound orders	$1,447.9	$830.0	$4,307.5	$2,956.1

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	September 30, 2007	December 31, 2006	September 30, 2006
Energy Production Systems	$2,920.0	$2,027.7	$1,549.3
Energy Processing Systems	357.2	306.0	272.8
Intercompany eliminations	(1.0)	(0.2)	(0.1)

Subtotal Energy Systems	3,276.2	2,333.5	1,822.0
FoodTech	181.2	160.5	140.8
Airport Systems	245.7	152.7	184.2
Intercompany eliminations	(2.1)	(1.5)	(1.6)

Total order backlog	$3,701.0	$2,645.2	$2,145.4

Energy Productions Systems’ order backlog at September 30, 2007 increased by $892.3 million since year-end 2006 reflecting higher significant subsea project orders, including the Norsk Hydro Ormen Lange Phase II, Vega and Troll 02 projects, Woodside Pluto and Shell Perdido. Backlog has increased $1.4 billion since September 30, 2006, which includes the same projects mentioned above plus Petrobras Mexilhão in Brazil. We expect to convert approximately 30% of the September 30, 2007 backlog into revenue during 2007, resulting in 2007 revenues approaching $3.0 billion compared to $2.2 billion in 2006. Devaluation of the US dollar continues to put pressure on our margins as unhedged costs increase.

Energy Processing Systems’ order backlog at September 30, 2007 increased by $51.2 million since year-end 2006, and by $84.4 million since September 30, 2006, primarily reflecting higher demand for measurement solutions. Increased orders in 2007 for fluid control products resulted in higher backlog at September 30, 2007 than in previous periods. We expect to convert approximately 55% of the September 30, 2007 backlog into revenue during 2007.

FoodTech’s order backlog at September 30, 2007 increased by $20.7 million since year-end 2006, and by $40.4 million since September 30, 2006, reflecting higher demand from Asia, particularly China. We expect to convert approximately 75% of the September 30, 2007 backlog into revenue during 2007.

Airport Systems’ order backlog at September 30, 2007 increased by $93.0 million since year-end 2006, and by $61.5 million since September 30, 2006. The increase reflects higher demand for ground support equipment, passenger boarding bridges and related equipment, particularly in the U.S. We expect to convert approximately 50% of the September 30, 2007 backlog into revenue during 2007.

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended September 30,		Change
(In millions, except %)	2007	2006	$	%
Revenue	$3,251.9	$2,688.9	$563.0	20.9%
Costs and expenses:
Cost of sales	2,570.0	2,135.9	434.1	20.3
Selling, general and administrative expense	326.4	295.3	31.1	10.5
Research and development expense	43.6	35.4	8.2	23.2

Total costs and expenses	2,940.0	2,466.6	473.4	19.2
Other income, net	15.9	1.6	14.3	*
Minority interests	(0.5)	(1.4)	0.9	*
Net interest expense	(8.9)	(5.2)	(3.7)	71.2

Income before income taxes	318.4	217.3	101.1	46.5
Provision for income taxes	103.7	71.2	32.5	45.6

Income from continuing operations	214.7	146.1	68.6	47.0
Income (loss) from discontinued operations, net of tax	(1.8)	27.4	(29.2)	*

Net income	$212.9	$173.5	$39.4	22.7%

*	Not meaningful

Our total revenue for the nine months ended September 30, 2007 reflects growth in all business segments compared to the same period in 2006. Our Energy Production Systems businesses provided $400.3 million of the $563.0 million increase. We entered the year with a large backlog from high demand for equipment and systems, especially subsea systems, used in the major oil and gas producing regions throughout the world. Oil and gas prices remained high relative to historical levels, and land-based drilling activity was stable, which created incentives for investment in the energy industry driving higher demand in our Energy Processing Systems businesses, providing $71.0 million in incremental revenue compared to 2006.

Gross profit (revenue less cost of sales) increased $128.9 million, and as a percentage of sales from 20.6% in 2006 to 21.0% in 2007. Higher profits were primarily attributable to sales volume ($111.1 million) and higher margins in our Energy Systems businesses, with more complex, and higher margin, subsea projects.

Selling, general and administrative expense for the nine months ended September 30, 2007 increased compared to the same period in 2006, but declined as a percentage of sales from 11.0% in 2006 to 10.0% in 2007. Increased headcount required to support growth in the Energy Production Systems segment consumed $14.7 million in incremental expense. While we have expanded our operations to meet the growing demand, we have been able to reduce expenses as a percentage of sales by leveraging our existing capabilities. We incurred higher stock-based compensation ($3.9 million) and higher corporate staff expense ($3.1 million). Additionally, higher company stock prices during the third quarter of 2007 resulted in $2.4 million in higher mark-to-market expense for company stock held in an employee benefit trust for our non-qualified deferred compensation plan.

We have invested $8.2 million more in research and development in 2007 as compared to 2006, primarily on subsea processing technologies.

The increase in other income, net, reflects gains from foreign currency derivative instruments, for which hedge accounting is not applied.

Net interest expense for the nine months ended September 30, 2007 was higher compared to 2006, primarily as a result of higher average debt levels.

Our discontinued operations generated income of $27.4 million during the nine months ended September 30, 2006 compared to a loss of $1.8 million in 2007. The operating profit in 2006 is attributable to the results of our Floating Systems business, which was sold in December 2006. Floating Systems’ 2006 results included $17.1 million in profits on settlement of issues related to the Sonatrach contract.

OPERATING RESULTS OF BUSINESS SEGMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	Nine Months Ended September 30,		Favorable/ (Unfavorable)
(In millions, except %)	2007	2006	$	%
Revenue
Energy Production Systems	$2,015.3	$1,615.0	$400.3	24.8%
Energy Processing Systems	556.8	485.8	71.0	14.6
Intercompany eliminations	(1.4)	(1.1)	(0.3)	*

Subtotal Energy Systems	2,570.7	2,099.7	471.0	22.4
FoodTech	421.0	357.3	63.7	17.8
Airport Systems	266.8	236.7	30.1	12.7
Intercompany eliminations	(6.6)	(4.8)	(1.8)	*

Total revenue	$3,251.9	$2,688.9	$563.0	20.9%

Segment Operating Profit
Energy Production Systems	$202.4	$139.8	$62.6	44.8%
Energy Processing Systems	103.2	77.2	26.0	33.7

Subtotal Energy Systems	305.6	217.0	88.6	40.8
FoodTech	36.3	32.1	4.2	13.1
Airport Systems	20.5	15.8	4.7	29.7

Total segment operating profit	362.4	264.9	97.5	36.8
Corporate Items
Corporate expense	(26.9)	(23.8)	(3.1)	(13.0)
Other expense, net	(8.2)	(18.6)	10.4	55.9
Net interest expense	(8.9)	(5.2)	(3.7)	(71.2)

Total corporate items	(44.0)	(47.6)	3.6	7.6

Income before income taxes	318.4	217.3	101.1	46.5
Provision for income taxes	103.7	71.2	(32.5)	(45.6)

Income from continuing operations	214.7	146.1	68.6	47.0
Income from discontinued operations, net of tax	(1.8)	27.4	(29.2)	*

Net income	$212.9	$173.5	$39.4	22.7%

*	Not meaningful

Energy Production Systems

Energy Production Systems’ revenue was $400.3 million higher for the nine months ended September 30, 2007 compared to the same period in 2006. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. During the nine months ended September 30, 2007, higher natural gas and crude oil prices have created an incentive for increased exploration and production of these commodities thereby driving higher demand for our products and services. Subsea systems revenue of $1.6 billion increased by $310.0 million in 2007 compared to the same period in 2006. Subsea volumes increased primarily as a result of progress on new and ongoing projects worldwide; notably projects located offshore West Africa, the North Sea, in the Gulf of Mexico and offshore Brazil.

Energy Production Systems operating profit increased by $62.6 million in the nine months ended September 30, 2007 compared to the same period in 2006. The increase in sales volume drove $66.2 million of the profit increase. We achieved approximately $16.7 million in other gross profit improvements primarily reflective of more complex, and higher margin, subsea projects. Offsetting these profit increases were $14.7 million in increased selling, general and administrative costs, mostly higher staff levels, and $5.6 million in higher costs in research and development of our subsea technologies.

Energy Processing Systems

Energy Processing Systems’ revenue increased $71.0 million for the nine months ended September 30, 2007 compared to the same period in 2006. Energy demand has continued to rise in 2007 driving higher oil and gas prices and has sustained land-based drilling activity. Higher oil and gas prices and more stability around land-based drilling activities have resulted in higher demand for our fluid control products and our measurement custody transfer products and systems.

Energy Processing Systems’ operating profit in the nine months ended September 30, 2007 increased $26.0 million compared to the same period in 2006. Higher volume drove an increase in profits of $25.7 million. Cost reduction efforts and our ability to leverage higher sales volumes led to improved product costs in most of our business units, contributing $5.6 million in increased profits. These savings were offset by higher selling, general and administrative costs including higher staff levels and increased commission expense.

FoodTech

FoodTech’s revenue increased by $63.7 million in the nine months ended September 30, 2007 compared with the same period in 2006. The demand from the poultry industry is lower than in 2006 primarily as a result of a slowdown in the North American poultry market; however, we have been able to replace lost revenue in this industry with increases in other food processing markets worldwide. These sales, primarily freezing equipment, accounted for $37.4 million in incremental revenue. Increased demand for food processing equipment compared to a much lower market demand worldwide in 2006 drove $26.3 million in incremental revenue.

FoodTech’s operating profit in the nine months ended September 30, 2007 increased by $4.2 million as compared to the same period in 2006. Higher sales volume contributed $18.7 million in higher profits which were partially offset by $9.9 million from margin declines resulting from a change in sales mix. In 2006, our sales mix was more heavily weighted toward the poultry industry, to which we generally sell our higher-technology-based core product line. In 2007, we compensated for decreased volume in the North American poultry industry with a higher volume of lower-margin equipment to non-poultry customers. In addition, selling, general and administrative costs increased $3.5 million in 2007 compared to 2006, most of which represents foreign currency translation.

Airport Systems

Airport Systems’ revenue was $30.1 million higher for the nine months ended September 30, 2007 compared with the same period in 2006. Air traffic has trended upward as compared to 2006, creating higher demand for airline ground support equipment ($20.5 million) as well as airport maintenance and facility operation services ($6.6 million) which includes new service contracts as well as increased scope on existing contracts.

Airport Systems’ operating profit in the nine months ended September 30, 2007 improved $4.7 million compared with the same period in 2006, primarily reflecting higher volume.

Corporate Items

Our corporate items reduced earnings by $44.0 million in 2007 compared to $47.6 million in 2006. Our comparative results reflect $12.0 million in increased net gains due to mark-to-market of financial instruments. Partially offsetting these earnings were increased corporate staff costs ($3.1 million), and higher interest expense ($3.7 million).

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations, and when needed, through various credit facilities.

Our net debt at September 30, 2007 and December 31, 2006, was $158.6 million and $138.9 million, respectively. Net debt is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net debt.

(In millions)	September 30, 2007	December 31, 2006
Cash and cash equivalents	$239.9	$79.5
Short-term debt and current portion of long-term debt	(105.5)	(5.8)
Long-term debt, less current portion	(293.0)	(212.6)

Net debt	$(158.6)	$(138.9)

The increase in net debt was primarily due to repurchases of our common stock, which totaled $250.8 million for the nine months ended September 30, 2007, and capital expenditures for the period, partially offset by cash generated from operating activities.

Cash Flows

During the nine months ended September 30, 2007, we generated $276.3 million in cash flows from operating activities of continuing operations, which represented a $214.9 million increase compared to the prior year. The increase is partially attributable to higher earnings. Income from continuing operations, net of adjustments for non-cash items, was $310.8 million for 2007, which was $58.1 million greater than the comparable figure for the prior year. Working capital changes generated the majority of the remaining increase. Cash outflows for working capital in 2006 were $185.6 million compared to a net cash inflow of $0.8 million in 2007. Significant advance payments for long-term projects in 2007 offset the growth in inventory, receivables and other current assets. Our working capital balances can vary significantly quarter to quarter depending on the payment terms and timing of delivery on key contracts.

Our cash requirements for investing activities of continuing operations in the nine months ended September 30, 2007 were flat compared to the same period in 2006. Capital expenditures increased by $24.2 million in 2007 primarily as a result of capacity expansion projects in our Energy Systems businesses. Additionally, we spent $44.9 million on acquisitions during 2007, including the $40.0 million purchase of minority interest in CDS Engineering BV (“CDS”), compared to $9.5 million on acquisitions during the nine months ended September 30, 2006. The higher investments were offset by the increase in proceeds from asset disposals. In 2007, we received $65.1 million in proceeds from the sale of assets, including $58.1 million from the sale and leaseback of land and property in Houston, Texas.

Cash required by financing activities was $31.5 million for the nine months ended September 30, 2007 which decreased from $88.8 million for the same period in 2006. We repurchased 7.2 million of our outstanding common stock for $250.8 million under our 30 million share repurchase authorization, an increase of $162.9 million in repurchases from the same period in 2006. To fund these repurchases in 2007, we drew a net $179.9 million under our revolving credit facilities and commercial paper program, compared to $33.7 million repaid during this period in 2006.

Debt and Liquidity

The following is a summary of our committed credit facilities at September 30, 2007:

(In millions) Description	Commitment amount	Debt outstanding	Commercial paper outstanding	Letters of credit	Unused capacity	Maturity
			(a)	(b)
Five-year revolving credit facility	$250.0	$—	$133.7	$16.1	$100.2	November 2010
Five-year revolving credit facility	370.0	150.0	—	—	220.0	November 2010 (c)

	$620.0	$150.0	$133.7	$16.1	$320.2

(a)	Our available capacity under our $250 million five-year revolving credit facility is reduced by any outstanding commercial paper.
(b)	The $250 million five-year revolving credit facility allows us to obtain a total of $150.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with this facility.
(c)	We have the ability, with notice to the lenders, to convert the outstanding balance of the line of credit to a term loan. Upon conversion, unused capacity, if any at the time of conversion, would be forfeited. We do not currently intend to convert this facility into a term loan.

In addition to our committed credit facilities, we may access funds through uncommitted facilities and our commercial paper program. During 2007, we established a $100 million uncommitted line of credit under which we had borrowed the maximum as of September 30, 2007. The line of credit agreement, as amended, will mature on December 31, 2007. Under the commercial paper program, and subject to available capacity under our $250 million committed revolving credit facility, we have the ability to access up to $250 million of short-term financing through our commercial paper dealers.

Outlook

We plan to meet our cash requirements in the remainder of 2007 with cash generated from operations. We intend to continue to expand our Energy Systems operating facilities and our light well intervention capabilities, and we are projecting to spend $40 million in the fourth quarter of 2007 to advance these activities. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions.

We have committed credit facilities totaling $620 million which we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions or mergers meet our standards. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CONTRACTUAL OBLIGATIONS

We provided a table of contractual obligations in our Form 10-K for the year ended December 31, 2006 which has not changed significantly outside of the ordinary course of business during 2007 with the exception of the following updates:

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

In the first quarter of 2007, we issued shares of CDS in exchange for the minority interest shares of a CDS subsidiary. We are required to repurchase a portion of the shares in 2009 and the remainder in 2011. These shares currently have an estimated redemption value of $11.1 million, but the value is subject to change based on actual CDS earnings generated in future years.

We have unrecognized tax benefits of $20.9 million. Management believes that the unrecognized tax benefits may be reduced by up to $13.3 million in the upcoming year. The remaining amounts are expected to be settled over the next five years.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2007, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As of September 30, 2007, we do not expect to utilize this option of measurement, and therefore, we do not believe the adoption of SFAS No. 159 will have a significant impact on our financial position, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. We have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of September 30, 2007, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.

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

November 7, 2007

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no new material legal proceedings or material developments in existing legal proceedings during the nine months ended September 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended September 30, 2007. The following table summarizes repurchases of our common stock during the three months ended September 30, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
July 1, 2007 – July 31, 2007	12,080	$44.48	—	14,832,978
August 1, 2007 – August 31, 2007	531,684	$43.85	517,844	14,315,134
September 1, 2007 – September 30, 2007	93,637	$48.58	81,837	14,233,297

Total	637,401	$44.56	599,681	14,233,297

(a)

Represents 599,681 shares of common stock repurchased and held in treasury and 37,720 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 77,020 shares of registered common stock held in this trust, as directed by the beneficiaries, during the three months ended September 30, 2007.

(b)

In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our outstanding common stock through open market purchases. The Board of Directors has authorized extensions of this program adding five million shares in February 2006 and eight million shares in February 2007 for a total of fifteen million shares of common stock authorized for repurchase. As a result of the two-for-one stock split on August 31, 2007, the authorization was increased to 30 million shares.

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

Date: November 7, 2007

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