Form 10-K
period 2007-12-31
FMC TECHNOLOGIES INC
filed 2008-02-29
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

THE AGGREGATE MARKET VALUE OF THE REGISTRANT’S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, DETERMINED BY MULTIPLYING THE OUTSTANDING SHARES ON JUNE 29, 2007, BY THE CLOSING PRICE ON SUCH DAY OF $39.61 AS REPORTED ON THE NEW YORK STOCK EXCHANGE, WAS $3,356,476,220.*

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF FEBRUARY 20, 2008 WAS 129,953,514.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III

*	Excludes 44,683,566 shares of the registrant’s Common Stock held by directors, officers and holders of more than 5% of the registrant’s Common Stock as of June 29, 2007. Exclusion of shares held by any person should not be construed to indicate that such person or entity possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person or entity is controlled by or under common control with the registrant.

PART I

ITEM 1.	BUSINESS

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.fmctechnologies.com, under “Investor Center – SEC Filings.” Our Annual Report on Form 10-K for the year ended December 31, 2007, is also available in print to any stockholder free of charge upon written request submitted to Jeffrey W. Carr, General Counsel and Secretary, FMC Technologies, Inc., 1803 Gears Road, Houston, Texas, 77067.

Throughout this Annual Report on Form 10-K, we incorporate by reference certain information from our Proxy Statement for the 2008 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We provide stockholders with an annual report containing financial information that has been examined and reported upon, with an opinion expressed thereon by an independent registered public accounting firm. On or about April 2, 2008, our Proxy Statement for the 2008 Annual Meeting of Stockholders will be available on our website under “Investor Center – SEC Filings.” Similarly, our 2007 Annual Report to Stockholders will be available on our website under “Investor Center – Annual Reports.”

BUSINESS SEGMENTS

Energy Production Systems

Energy Production Systems designs and manufactures systems and provides services used by oil and gas companies involved in land and offshore, including deepwater, exploration and production of crude oil and gas. Our production systems control the flow of oil and gas from producing wells. We specialize in offshore production systems and have manufacturing facilities near most of the world’s principal offshore oil and gas producing basins. We market our products primarily through our own technical sales organization. Energy Production Systems revenue comprised approximately 62%, 60% and 57% of our consolidated revenue in 2007, 2006 and 2005, respectively.

Principal Products and Services

Subsea Production Systems. Subsea systems represented approximately 49%, 47%, and 45% of our consolidated revenues in 2007, 2006, and 2005, respectively. Our systems are used in the offshore production of crude oil and natural gas. Subsea systems are placed on the seafloor and are used to control the flow of crude oil and natural gas from the reservoir to a host processing facility, such as a floating production facility, a fixed platform, or an onshore facility. Our subsea equipment is remotely controlled by the host processing facility.

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

Surface Production Systems. In addition to our subsea systems that control the flow of oil and natural gas from deepwater locations, we provide a full range of surface wellheads and production systems for both standard service and critical service applications. Surface production systems, or trees, are used to control and regulate the flow of oil and gas from the well. Our surface products and systems are used worldwide on both land and offshore platforms and can be used in difficult climatic conditions, such as arctic cold or desert high temperatures. We support our customers through leading engineering, manufacturing, field installation support, and aftermarket services. Surface products and systems represented approximately 13%, 12%, and 11% of our consolidated revenues in 2007, 2006, and 2005, respectively.

Separation Systems. We design and manufacture systems that separate production flows from wells into oil, gas and water. Our separation technology improves upon conventional separation technologies by moving the flow in a spiral, spinning motion. This causes the elements of the flow stream to separate more efficiently. These systems are currently capable of operating on surface systems onshore or on offshore facilities, and we began successful subsea operation in 2007.

Status of Product Development

We continue to advance the development of subsea separation processing technologies. Subsea processing is an emerging technology in the industry, which we believe offers considerable benefits to the oil and gas producer, enabling a more rapid and cost-efficient approach to separation. If separation is performed on the seabed, the hydrostatic pressure of the fluid going from the seabed to the surface is reduced, allowing the well to flow more efficiently, accelerating production and enabling higher recoveries from the subsea reservoir. Also, it can significantly reduce the capital investment required for floating vessels or platforms, since the integration of processing capabilities will not be required. We introduced this technology commercially with StatoilHydro’s Tordis field in the North Sea during 2007. Another enhancement to separation technology, inline separation, adds the efficient design of a small pipe to separate the oil and gas during production. Inline separators will be a cost-effective option in a number of surface and subsea applications, requiring only 20% of the weight and space required by most conventional separator systems.

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

Capital Intensity

Most of the systems and products that we supply for subsea applications are highly engineered to meet the unique demands of our customers and are typically ordered one or two years prior to installation. We commonly receive advance and progress payments from our customers in order to fund initial development and our working capital requirements. In addition, due to factors such as higher engineering content and our manufacturing strategy of outsourcing certain low value-added manufacturing activities, we believe that our Energy Production Systems business is less capital intensive than our competitors’ businesses.

Dependence on Key Customers

Generally, our customers in this segment are major integrated oil or exploration and production companies.

With our integrated systems for subsea production, we have aggressively pursued alliances with oil and gas companies that are actively engaged in the subsea development of crude oil and natural gas. Development of subsea fields, particularly in deepwater environments, involves substantial capital investments by our customers. Our customers have sought the security of alliances with us to ensure timely and cost-effective delivery of subsea and other energy-related systems that provide an integrated solution to their needs. Our alliances establish important ongoing relationships with our customers. While our alliances do not always contractually commit our customers to purchase our systems and services, they have historically led to, and we expect that they will continue to result in such purchases. For instance, we have such an alliance with StatoilHydro. In 2007, we generated approximately 10% of our consolidated revenues from StatoilHydro.

The loss of one or more of our significant oil and gas company customers could have a material adverse effect on our Energy Production Systems business segment.

Competition

Energy Production Systems competes with other companies that supply subsea systems, surface production equipment, and separation systems, and with smaller companies that are focused on a specific application, technology or geographical niche in which we operate. Companies such as Cameron International Corporation, GE Vetco Gray, Aker Kværner ASA, and Wood Group compete with us in the marketplace across our various product lines.

Some of the factors on which we compete include reliability, cost-effective technology, execution, and delivery. Our competitive strengths include our intellectual capital, experience base and breadth of technologies and products that enable us to design a unique solution for our customers’ project requirements while incorporating standardized components to contain costs. We have a strong presence in all of the major producing basins. Our deepwater expertise, experience and technology help us to maintain a leadership position in subsea systems.

Energy Processing Systems

Energy Processing Systems designs, manufactures and supplies technologically advanced high pressure valves and fittings for oilfield service customers. We also manufacture and supply liquid and gas measurement and transportation equipment and systems to customers involved in the production, transportation and processing of crude oil, natural gas and petroleum-based refined products. We sell to the end user through authorized representatives, distributor networks and our own technical sales organization. The segment’s products include fluid control, measurement solutions, loading systems, material handling systems and blending and transfer systems. Energy Processing Systems revenue comprised approximately 17%, 18% and 17% of our consolidated revenue in 2007, 2006 and 2005, respectively.

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

Material Handling Systems. We provide material handling systems, including bulk conveying systems to the power generation industry. We provide innovative solutions for conveying, feeding, screening and orienting bulk product for customers in diverse industries. Our process, engineering, mechanical design and project management expertise enable us to execute these projects on a turnkey basis.

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

FoodTech

Principal Products and Services

FoodTech designs, manufactures and services technologically sophisticated food processing systems used primarily for fruit juice production, frozen food production, shelf-stable food production and convenience food preparation for the food industry. We market our systems through our own technically oriented sales and marketing personnel and, in some cases, through independent distributors and sales representatives. We have customers and business operations throughout the world, and FoodTech’s equipment is used in more than 100 countries. We serve these markets through our principal production facilities in the United States (Ohio, California and Florida), Belgium, Brazil, South Africa, China, Italy and Sweden. FoodTech revenue comprised approximately 13%, 13% and 16% of our consolidated revenue in 2007, 2006 and 2005, respectively.

We supply citrus juice extractors and related citrus processing equipment for use in citrus processing plants, and aseptic juice and pulp systems. Some of our equipment is provided under full-service leases for which we are paid annual fixed rates plus, in some cases, payments based on production volumes. We develop new extraction technologies to provide more value to customers and to increase our competitive advantage in yield and efficiencies.

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

Airport Systems

Principal Products and Services

Airport Systems is a global supplier of passenger boarding bridges, cargo loaders, and other ground support products, as well as airport management services. We design, manufacture and service technologically advanced equipment and systems primarily for commercial airlines, air freight companies, and airport authorities. These products are sold and marketed through our own technically oriented sales force as well as through independent distributors and sales representatives. Our products are in operation in more than 90 countries around the world. Airport Systems revenue comprised approximately 8%, 9% and 10% of our consolidated revenue in 2007, 2006 and 2005, respectively.

Our Jetway® passenger boarding bridges provide passengers access from the aircraft to the terminal. In addition to passenger boarding bridges, we supply preconditioned air, potable water and power conversion systems.

We also supply cargo loaders to commercial airlines, air freight service providers, ground handlers, and the U.S. Air Force. Our cargo loaders service wide-body jet aircraft and can be configured to lift up to 30 tons. We also service the growing narrow-body aircraft market with the RampSnake® automated baggage loader. We provide other ground support equipment, such as deicers and push-back tractors.

Since 2000, we have been supplying the U.S. Air Force with a cargo loader designed specifically for military applications, commonly referred to today as the Halvorsen loader. Additionally, we began providing trailer mounted diesel air conditioner units to the U.S. Air Force in 2007. U.S. government procurement funding authorization determines the quantity ordered each year. We are actively pursuing the expansion of the market for Halvorsen loaders beyond the U.S. Air Force by marketing this unit to international customers.

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

Patents, Trademarks and Other Intellectual Property

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our businesses. As part of our ongoing research and development, we seek patents when appropriate for new products and product improvements. We have approximately 1,800 issued patents and pending patent applications worldwide. Further, we license intellectual property rights to or from third parties. We also own numerous U.S. and foreign trademarks and trade names and have approximately 700 registrations and pending applications in the United States and abroad.

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

Employees

As of December 31, 2007, we had approximately 13,000 full-time employees; approximately 5,500 in the United States and 7,500 in non-U.S. locations. Only a small percentage of our U.S. employees are represented by labor unions.

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

The demand for our FoodTech systems, equipment and services is affected by factors such as consumer demand for processed and frozen foods, conditions in the agricultural sector affecting prices and public perception of food safety and contamination. Adverse weather conditions can have significant impacts on profits in the agricultural industry which directly impact demand for FoodTech systems and services. The magnitude and/or duration of the impact of severe weather conditions on the industry are difficult to predict. Furthermore, Airport Systems customers include airport authorities, ground handlers, domestic and international commercial airlines, and air freight companies. The profitability of companies in these industries is influenced by factors including jet fuel prices and the levels of passenger and air freight activity. Changes in business strategies and capital spending levels in the airline industry due to changes in international, national, regional and local economic conditions, war, political instability and terrorism (and the threat thereof) may have a detrimental impact on demand for our systems and services.

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

We operate manufacturing facilities in 19 countries outside of the United States, and approximately 70% of our 2007 revenue was generated internationally. Instability and unforeseen changes in the international markets in which we conduct business, including economically and politically volatile areas such as North Africa, West Africa, the Middle East, Latin America and the Asia Pacific region, could cause or contribute to factors that could have an adverse effect on the demand for our systems and services, our financial condition or our results of operations. These factors include:

•	foreign currency fluctuations or currency restrictions;

•	fluctuations in the interest rate component of forward foreign currency rates;

•	nationalization and expropriation;

•	potentially burdensome taxation;

•	inflationary and recessionary markets, including capital and equity markets;

•	civil unrest, political instability, terrorist attacks and wars;

•	seizure of assets;

•	trade restrictions, trade protection measures or price controls;

•	foreign ownership restrictions;

•	import or export licensing requirements;

•	restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations;

•	changes in governmental laws and regulations and the level of enforcement of laws and regulations;

•	inability to repatriate income or capital; and

•	reductions in the availability of qualified personnel.

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

Our success depends on the ongoing development and implementation of new product designs and improvements, and on our ability to protect and maintain critical intellectual property assets related to these developments. If we are not able to obtain patent or other protection of our technology, we may not be able to continue to develop systems, services and technologies to meet evolving industry requirements, and if so, at prices acceptable to our customers.

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

We lease our executive offices in Houston, Texas and Chicago, Illinois. We operate 33 manufacturing facilities in 19 countries.

We believe our properties and facilities meet present requirements and are in good operating condition and that each of our significant manufacturing facilities is operating at a level consistent with the requirements of the industry in which it operates.

The significant production properties for the Energy Production Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Houston, Texas	390,000	Leased
International:
*Kongsberg, Norway	657,000	Leased
Rio de Janeiro, Brazil	517,000	Owned
Singapore	266,000	Owned
*Sens, France	185,000	Owned
Nusajaya, Malaysia	164,000	Owned
Dunfermline, Scotland	162,000	Owned
Edmonton, Canada	82,000	Leased
Maracaibo, Venezuela	60,000	Owned

Location	Square Feet (approximate)	Leased or Owned
Jakarta, Indonesia	44,000	Owned
Collecchio, Italy	34,000	Leased
Arnhem, The Netherlands	25,000	Owned

*	These facilities are production properties for both Energy Production Systems and Energy Processing Systems.

The significant production properties for the Energy Processing Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Tupelo, Mississippi	330,000	Owned
Stephenville, Texas	300,000	Owned
Erie, Pennsylvania	240,000	Owned
International:
Ellerbek, Germany	200,000	Owned

The significant production properties for the FoodTech operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Madera, California	250,000	Owned
Lakeland, Florida	225,000	Owned
Sandusky, Ohio	140,000	Owned
Northfield, Minnesota	50,000	Owned
International:
St. Niklaas, Belgium	289,000	Owned
Helsingborg, Sweden	227,000	Owned/Leased
Araraquara, Brazil	125,000	Owned
Parma, Italy	72,000	Owned
Ningbo City, China	29,000	Leased

The significant production properties for the Airport Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Orlando, Florida	253,000	Owned
Ogden, Utah	220,000	Owned/Leased
Chalfont, Pennsylvania	67,000	Leased
International:
Madrid, Spain	258,000	Owned
Juarez, Mexico	33,000	Leased
Leicestershire, England	15,000	Leased

ITEM 3.	LEGAL PROCEEDINGS

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

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Form 10-K.

Executive Officers of the Registrant

The executive officers of FMC Technologies, together with the offices currently held by them, their business experience and their ages as of February 29, 2008, are as follows:

Name	Age	Office, year of election and other information for past five years
Peter D. Kinnear	60	President and Chief Executive Officer (2007); President and Chief Operating Officer (2006); Executive Vice President (2004); Vice President (2001)
William H. Schumann, III	57	Executive Vice President and Chief Financial Officer (2007); Senior Vice President and Chief Financial Officer (2001); Treasurer (2002-2004)
John T. Gremp	56	Executive Vice President – Energy Systems (2007); Vice President and Group Manager – Energy Production (2004), General Manager (2002)
Charles H. Cannon, Jr.	55	Senior Vice President (2004); Vice President and General Manager—FoodTech and Airport Systems (2001)
Tore H. Halvorsen	53	Senior Vice President – Global Subsea Production Systems (2007); Vice President – Subsea Systems Eastern Hemisphere (2004); Managing Director of FMC Kongsberg Subsea AS (1994)
Robert L. Potter	57	Senior Vice President – Energy Processing and Global Surface Wellhead (2007); Vice President – Energy Processing Systems (2001)
Jeffrey W. Carr	51	Vice President, General Counsel and Secretary (2001)
Ronald D. Mambu	58	Vice President and Controller (2001)
Maryann T. Seaman	45	Vice President, Administration (2007); Director of Investor Relations and Corporate Development (2003)

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

As of February 20, 2008, there were 4,846 holders of record of FMC Technologies’ common stock. On February 20, 2008, the last reported sales price of our common stock on the New York Stock Exchange was $54.18.

We have not declared or paid cash dividends in 2006 or 2007, and we do not currently have a plan to pay dividends in the future.

On July 18, 2007, we announced that our Board of Directors approved a two-for-one stock split in the form of a stock dividend that was paid on August 31, 2007 to shareholders of record as of August 17, 2007.

As of December 31, 2007, our securities authorized for issuance under equity compensation plans were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,293,652	(1)	$10.45	15,795,672	(2)
Equity compensations plans not approved by security holders	—		—	—
Total	1,293,652	(1)	$10.45	15,795,672	(2)

(1)	The table includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of FMC Technologies Common Stock under the FMC Technologies Incentive Compensation and Stock Plan. The table does not include shares of restricted stock that have been awarded under the FMC Technologies Incentive Compensation and Stock Plan but which have not yet vested.

(2)	The table includes shares available for future issuance under the FMC Technologies Incentive Compensation and Stock Plan, excluding the shares quantified in the first column. This number includes 3,519,597 shares available for issuance for nonvested stock awards that vest after December 31, 2007.

We had no unregistered sales of equity securities during the three months ended December 31, 2007. The following table summarizes repurchases of our common stock during the three months ended December 31, 2007.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
October 1, 2007 – October 31, 2007	21,450	$59.69	—	14,233,297
November 1, 2007 – November 30, 2007	462,570	$55.96	455,250	13,778,047
December 1, 2007 – December 31, 2007	200,340	$55.99	200,100	13,577,947

Total	684,360	$56.08	655,350	13,577,947

(a)	Represents 655,350 shares of common stock repurchased and held in treasury and 29,010 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 16,620 shares of registered common stock held in this trust, as directed by the beneficiaries, during the three months ended December 31, 2007.

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

The chart compares the percentage change in the cumulative stockholder return on our common stock against the cumulative total return of the Philadelphia Oil Service Sector Index (OSX) and the S&P Composite 500 Stock Index. The comparison is for a period beginning December 31, 2002 and ending December 31, 2007. The chart assumes the investment of $100 on December 31, 2002 and the reinvestment of all dividends.

	2002	2003	2004	2005	2006	2007
FMC TECHNOLOGIES, INC.	$100	$114	$158	$210	$302	$555
OSX	$100	$116	$158	$236	$269	$394
S&P 500	$100	$129	$143	$150	$173	$183

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our audited financial statements. Audited financial statements for the years ended December 31, 2007, 2006 and 2005 and as of December 31, 2007 and 2006 are included elsewhere in this report. We have reclassified the results of operations of three business units to income (loss) from discontinued operations. The business segments affected were Energy Production Systems and FoodTech.

(In millions, except per share data) Years ended December 31	2007	2006	2005	2004	2003
Revenue:
Energy Production Systems	$2,882.2	$2,249.5	$1,770.5	$1,270.1	$1,040.3
Energy Processing Systems	767.7	672.3	521.8	493.3	431.7
Intercompany eliminations	(2.4)	(1.3)	(3.0)	(10.7)	(2.8)

Total Energy Systems	3,647.5	2,920.5	2,289.3	1,752.7	1,469.2
FoodTech	593.0	498.3	499.2	472.9	468.0
Airport Systems	383.7	344.0	327.3	279.8	224.1
Intercompany eliminations	(8.8)	(7.2)	(8.8)	(8.3)	(6.8)

Total revenue	$4,615.4	$3,755.6	$3,107.0	$2,497.1	$2,154.5

Cost of sales (1)	$3,653.0	$2,998.4	$2,512.0	$1,997.0	$1,709.7
Goodwill impairment	—	—	—	6.5	—
Selling, general and administrative expense	452.2	403.4	354.3	321.9	295.8
Research and development expense	59.5	49.2	47.2	45.3	41.4

Total costs and expenses	4,164.7	3,451.0	2,913.5	2,370.7	2,046.9
Other income (expense), net (1)	23.7	(0.4)	24.6	2.3	0.8
Minority interests	(1.1)	(2.5)	(3.5)	0.1	(1.8)

Income from continuing operations before net interest expense and income taxes	473.3	301.7	214.6	128.8	106.6
Net interest expense	9.3	6.7	5.5	6.9	8.9

Income from continuing operations before income taxes	464.0	295.0	209.1	121.9	97.7
Provision for income taxes	156.5	84.1	76.9	27.4	28.1

Income from continuing operations	307.5	210.9	132.2	94.5	69.6
Income (loss) from discontinued operations, net of income taxes	(4.7)	65.4	(26.1)	22.2	(0.7)

Net income	$302.8	$276.3	$106.1	$116.7	$68.9

(In millions, except per share data) Years ended December 31	2007	2006	2005	2004	2003
Diluted earnings per share:
Income from continuing operations	$2.30	$1.50	$0.93	$0.68	$0.52
Diluted earnings per share	$2.26	$1.97	$0.75	$0.84	$0.52
Diluted weighted average shares outstanding	133.8	140.3	141.6	138.6	133.7
Common stock price range:
High	$66.86	$35.67	$21.89	$17.25	$12.30
Low	$27.76	$22.50	$14.53	$10.99	$8.97
Cash dividends declared	$—	$—	$—	$—	$—

As of December 31	2007	2006	2005	2004	2003
Balance sheet data:
Total assets	$3,211.1	$2,487.8	$2,095.6	$1,893.9	$1,597.1
Net debt (2)	$0.2	$(138.9)	$(103.0)	$(39.0)	$(192.5)
Long-term debt, less current portion	$122.1	$212.6	$252.6	$160.4	$201.1
Stockholders’ equity	$1,021.7	$886.0	$699.5	$662.2	$443.3

Years ended December 31	2007	2006	2005	2004	2003
Other financial information:
Capital expenditures	$202.5	$138.1	$91.1	$47.3	$62.1
Cash flows provided (required) by operating activities of continuing operations	$578.1	$155.4	$(58.2)	$156.0	$139.4
Segment operating capital employed (3)	$1,200.0	$1,201.4	$903.9	$732.4	$730.5
Order backlog (4)	$4,881.7	$2,645.2	$1,878.1	$1,520.5	$989.5

(1)	We reclassified net foreign exchange gains (losses) of $(1.6) million, $(5.0) million, $3.1 million and $0.9 million for the years ended December 31, 2006, 2005, 2004 and 2003, respectively, from cost of sales to other income (expense), net on the consolidated statements of income.

(2)	Net debt consists of short-term debt, long-term debt and the current portion of long-term debt less cash and cash equivalents. Net debt is a non-GAAP measure that management uses to evaluate our capital structure and financial leverage.

(3)	We view segment operating capital employed, which consists of assets, net of liabilities, as the primary measure of segment capital. Segment operating capital employed excludes corporate debt facilities and investments, pension liabilities, deferred and currently payable income taxes and LIFO inventory reserves.

(4)	Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The results of our Energy Systems businesses are primarily driven by changes in exploration and production spending by oil and gas companies, which in part depend upon current and anticipated future crude oil and natural gas prices and production volumes. Our Energy Production Systems business is affected by trends in land and offshore oil and gas production, including shallow and deepwater development. Our Energy Processing Systems business results reflect spending by oilfield service companies and engineering construction companies for equipment and systems that facilitate the flow, measurement and transportation of crude oil and natural gas. The level of production activity worldwide influences spending decisions, and we use rig count as one indicator of demand. In the past year, oil and gas prices have been high relative to historical levels, creating incentives for investment in the energy industry. This trend benefited both of our Energy Systems businesses in 2007.

Our FoodTech business results reflect the level of capital investment being made by our food processing customers. The level of capital spending is influenced by changing consumer preferences, public perception of food safety, conditions in the agricultural sector that affect commodity prices, and by our customers’ overall profitability. FoodTech revenues include variable rentals from equipment leases, such as citrus extractors. FoodTech results also may fluctuate as a result of consolidation of customers in the commercial food processing industry.

The results of our Airport Systems business are highly dependent upon the profitability of our customers in the airline and air cargo markets. Their profitability is affected by fluctuations in passenger and freight traffic and the volatility of operating expenses, including the impact of costs related to labor, fuel and airline security. There were positive developments in the airline industry during 2007, including growth in passenger traffic and air cargo. However, we have experienced competitive pressures, especially in the passenger boarding bridge product line, which has affected our pricing. In addition, results in our Airport Systems business are influenced by the level of purchases by the U.S. Air Force, which depend upon governmental funding approvals.

We also focus on key risk factors when determining our overall strategy and making decisions for allocating capital. These factors include risks associated with the global economic outlook, product obsolescence, and the competitive environment. We address these risks in our business strategies, which incorporate continuing development of leading edge technologies, cultivating strong customer relationships, and growing our energy business.

In 2007, we again emphasized technological advancement. In Energy Production Systems, we delivered the industry’s first commercial application of a full-scale subsea processing system. Subsea processing enables production and treatment of hydrocarbons on the ocean floor, thereby reducing deepwater oilfield development costs for pipelines, risers and other topside processing equipment. The installation of our system is expected to improve an oilfield’s recovery by removing the water from the well stream and then reinjecting the water back into the reservoir through a separate subsea well. In FoodTech, we advanced the design in one of our freezers to manage increased throughput while maintaining the same compact size of earlier models. This should allow food processors to increase yield and speed of processing without requiring more production space.

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

In October 2007, we announced our decision to spin off our FoodTech and Airport Systems businesses into a separate, publicly-traded company. If the spin-off is completed, we will be able to focus all of our efforts and resources on growing the energy business. The current economic outlook in the energy sector is positive. We expect deepwater rig additions over the next few years to add new capacity to develop future subsea fields, which we expect to support the secular growth trend for subsea equipment.

As we evaluate our operating results, we view our business segments by product line and consider performance indicators like segment revenues, operating profit and capital employed, in addition to the level of inbound orders and order backlog. A significant and growing proportion of our revenues are recognized under the percentage of completion method of accounting. Our payments for such arrangements are generally received according to milestones achieved under stated contract terms. Consequently, the timing of revenue recognition is not always highly correlated with the timing of customer payments. We may structure our contracts to receive advance payments which we may use to fund engineering efforts and inventory purchases. Working capital (excluding cash) and net debt are therefore key performance indicators of cash flows.

In all of our segments, we serve customers from around the world. During 2007, approximately 70% of our total sales were to non-U.S. locations. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies. For example, we have targeted opportunities in West Africa, Brazil and the Asia Pacific region because of the expected offshore drilling potential in those regions.

CONSOLIDATED RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

	Year Ended December 31,			Change
($ in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Revenue	$4,615.4	$3,755.6	$3,107.0	$859.8	23%	$648.6	21%
Costs and expenses:
Cost of sales	3,653.0	2,998.4	2,512.0	654.6	22	486.4	19
Selling, general and administrative expense	452.2	403.4	354.3	48.8	12	49.1	14
Research and development expense	59.5	49.2	47.2	10.3	21	2.0	4

Total costs and expenses	4,164.7	3,451.0	2,913.5	713.7	21	537.5	18
Other income (expense), net	23.7	(0.4)	24.6	24.1	*	(25.0)	*
Minority interests	(1.1)	(2.5)	(3.5)	1.4	*	1.0	*
Net interest expense	(9.3)	(6.7)	(5.5)	(2.6)	39	(1.2)	22

Income before income taxes	464.0	295.0	209.1	169.0	57	85.9	41
Provision for income taxes	156.5	84.1	76.9	72.4	86	7.2	9

Income from continuing operations	307.5	210.9	132.2	96.6	46	78.7	60
Income (loss) from discontinued operations, net of income taxes	(4.7)	65.4	(26.1)	(70.1)	*	91.5	*

Net income	$302.8	$276.3	$106.1	$26.5	10%	$170.2	160%

*	Not meaningful

2007 Compared With 2006

Our total revenue in 2007 reflects double-digit percentage growth over 2006 in all of our business segments. Energy Productions Systems generated the highest dollar increase ($632.7 million) and the highest growth rate (28%). We entered the year with a large backlog resulting from high demand for equipment and systems in 2005 and 2006, especially subsea systems, used in the major oil and gas producing regions throughout the world. During 2007, oil and gas prices remained high relative to historical levels, and land-based drilling activity was stable, which created incentives for investment in the energy industry creating higher demand for our energy systems and services.

Gross profit (revenue less cost of sales) increased $205.2 million, and as a percentage of sales from 20.2% in 2006 to 20.9% in 2007. Higher profits were primarily attributable to higher sales volume ($164.8 million) and higher margin in our Energy Systems businesses, reflecting more complex subsea projects.

Selling, general and administrative (“SG&A”) expense for 2007 increased compared to 2006 but declined as a percentage of sales from 10.7% in 2006 to 9.8% in 2007 as we continue to leverage our SG&A spending. The majority of our increased SG&A spending in 2007 was for Energy Production Systems staffing and selling costs.

We increased our research and development activities in 2007 as we advance new technologies pertaining to subsea processing capabilities.

Other income (expense), net, reflected non-operating gains and losses including gains on foreign currency derivative instruments, for which hedge accounting is not applied, and gains and losses on assets disposals. See Note 14 in Item 8 for further discussion of our derivative instruments’ effects on the consolidated statements of income.

Net interest expense was higher in 2007, reflective of higher debt levels on average during 2007.

Our provision for income taxes reflected an effective tax rate of 33.7% in 2007. In 2006, our effective tax rate was 28.5%. The increase in the effective tax rate is primarily attributable to incremental tax expense in 2007 related to foreign earnings subject to U.S. tax and the reversal in 2006 of a $12.2 million valuation allowance on deferred tax assets related to our Brazilian operations.

Discontinued Operations

We have reported a net loss from discontinued operations reflecting operating losses in two FoodTech product lines, which were partially offset by a $3.1 million gain on sale of one of the FoodTech product lines during the third quarter of 2007. In 2006, our net income from discontinued operations included a gain of $34.8 million, net of tax, on the sale of our Floating Systems business. In addition, we generated profits from the Floating Systems business during 2006, including a $15.0 million ($9.2 million, net of tax) on the favorable resolution of claims on a large contract.

2006 Compared With 2005

Our total revenue for the year ended December 31, 2006 increased compared to the prior year, primarily as a result of our energy businesses, which generated $631.2 million of the revenue growth. Our Energy Production Systems businesses, which provided $479.0 million of the increase, benefited from the high demand for equipment and systems, especially subsea systems, used in the major oil and gas producing regions throughout the world. High oil and gas prices relative to historical levels continue to drive demand for our Energy Processing Systems businesses providing $150.5 million in incremental revenue compared to 2005.

Cost of sales increased relative to 2005, but gross profit (revenue less cost of sales) increased $162.2 million compared to 2005. Higher sales volume generated approximately 75% of the increase, particularly in our Energy Production Systems and Energy Processing Systems businesses. Gross profit improvements in all of our segments relative to 2005 drove the remaining increase in gross profits. The improvement was highly attributable to production cost reductions and shifts in product mix to higher margin products.

Selling, general and administrative expense for the year ended December 31, 2006 increased compared to the prior year, but declined as a percentage of sales from 11.4% in 2005 to 10.7% in 2006. Higher costs in our Energy Production Systems businesses were primarily responsible for the dollar increase, the result of increased headcount required for bid and proposal activity to pursue large scale subsea projects. While we have expanded our operations to meet the growing demand, we have been able to reduce expenses as a percentage of sales by leveraging our existing capabilities.

The absence of the $25.3 million gain on disposal of our investment in common stock of MODEC, Inc. recorded in 2005 contributed to the decline in other income (expense), net for 2006.

Net interest expense for the year ended December 31, 2006 was higher compared to the same period in 2005, primarily as a result of higher average debt levels.

Income tax expense for the year ended December 31, 2006 resulted in an effective income tax rate of 28.5%, compared to an effective rate of 36.8% for 2005. The decrease in effective tax rate is attributable to $25.5 million in incremental tax expense recorded in 2005 related to repatriating foreign earnings under the American Jobs Creation Act of 2004 (the “JOBS Act”). This effect was partially offset by the correction of an immaterial error in 2005 resulting in a reduction in income tax expense of $5.4 million. Additionally, in 2006, we reversed a $12.2 million valuation allowance on deferred tax assets related to our Brazilian operations. Profitability and projections for future taxable income in Brazil caused us to change our assessment of the recoverability of deferred tax assets and reverse the valuation allowance established in prior years.

Discontinued Operations

Our discontinued operations generated income of $65.4 million for the year ended December 31, 2006, compared with $26.1 million in losses for 2005. The variance was driven by two factors. First, we recognized income of $15.0 million ($9.2 million, net of tax) related to favorable resolution of contract claims for the Sonatrach project during the second quarter of 2006, compared to losses of $54.9 million ($33.6 million, net of tax) in 2005. Additionally, we recorded a gain of $34.8 million, net of tax of $18.5 million, in 2006 related to the sale of our discontinued Floating Systems business.

Outlook for 2008

We estimate that our full-year 2008 diluted earnings per share will be within the range of $2.75 to $2.85 including FoodTech and Airport Systems but excluding estimated costs of $0.08 to $0.10 associated with the planned spin-off. The section entitled “Operating Results of Business Segments” provides further discussion of our 2008 outlook. This estimate includes results of operations for FoodTech and Airport Systems, which we expect to spin off during 2008.

Operating Results of Business Segments

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

The following table summarizes our operating results for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,			Favorable/(Unfavorable)
($ in millions)	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
Revenue
Energy Production Systems	$2,882.2	$2,249.5	$1,770.5	$632.7	28%	$479.0	27%
Energy Processing Systems	767.7	672.3	521.8	95.4	14	150.5	29
Intercompany eliminations	(2.4)	(1.3)	(3.0)	(1.1)	*	1.7	*

Subtotal Energy Systems	3,647.5	2,920.5	2,289.3	727.0	25	631.2	28
FoodTech	593.0	498.3	499.2	94.7	19	(0.9)	—
Airport Systems	383.7	344.0	327.3	39.7	12	16.7	5
Intercompany eliminations	(8.8)	(7.2)	(8.8)	(1.6)	*	1.6	*

Total revenue	$4,615.4	$3,755.6	$3,107.0	$859.8	23%	$648.6	21%

Net income
Segment operating profit
Energy Production Systems	$287.9	$191.2	$128.5	$96.7	51%	$62.7	49%
Energy Processing Systems	142.5	100.9	54.1	41.6	41	46.8	87

Subtotal Energy Systems	430.4	292.1	182.6	138.3	47	109.5	60
FoodTech	56.1	46.3	40.1	9.8	21	6.2	15
Airport Systems	31.8	25.9	23.8	5.9	23	2.1	9

Total segment operating profit	518.3	364.3	246.5	154.0	42	117.8	48
Corporate items:
Gain on sale of investment	—	—	25.3	—	*	(25.3)	*
Corporate expense	(35.6)	(32.9)	(30.0)	(2.7)	(8)	(2.9)	(10)
Other expense, net	(9.4)	(29.7)	(27.2)	20.3	68	(2.5)	(9)
Net interest expense	(9.3)	(6.7)	(5.5)	(2.6)	(39)	(1.2)	(22)

Total corporate items	(54.3)	(69.3)	(37.4)	15.0	22	(31.9)	(85)

Income before income taxes	464.0	295.0	209.1	169.0	57	85.9	41
Provision for income taxes	156.5	84.1	76.9	(72.4)	(86)	(7.2)	(9)

Income from continuing operations	307.5	210.9	132.2	96.6	46	78.7	60
Income (loss) from discontinued operations, net of income taxes	(4.7)	65.4	(26.1)	(70.1)	*	91.5	*

Net income	$302.8	$276.3	$106.1	$26.5	10%	$170.2	160%

*	Not meaningful

We report our results of operations in U.S. dollars; however, our earnings are generated in a number of currencies worldwide. We generate a significant amount of revenues, and incur a significant amount of costs, in the Euro, Norwegian Kroner, Brazilian Real, and Swedish Kroner, for example. The earnings of subsidiaries functioning in their local currencies are translated into U.S. dollars based upon the average exchange rate for the period, in order to provide worldwide consolidated results. While the U.S. dollar results reported reflect the actual economics of the period reported upon, the variances from prior periods include the impact of translating earnings at different rates.

A summary of the translation impact on our consolidated results follows:

(In millions)	Year ended December 31, 2007
Revenue growth:
Reported	$859.8
Due to translation	$261.2
Segment operating profit growth:
Reported	$154.0
Due to translation	$22.0

The revenue impacts are primarily reflected in Energy Production Systems (80%) and FoodTech (11%). The operating profit impacts are primarily reflected in Energy Production Systems (77%) and FoodTech (16%). There was no material effect of translation on our comparative results of 2006 to 2005.

Energy Production Systems

2007 Compared With 2006

Energy Production Systems’ revenue was $632.7 million higher for the year ended December 31, 2007 compared to the same period in 2006, which includes approximately $200 million related to foreign currency translation. Segment revenue is affected by trends in land and offshore oil and gas exploration and production. Our revenue has grown in particular from the trend toward deepwater development. During the year ended December 31, 2007, higher natural gas and crude oil prices have created an incentive for increased exploration and production of these commodities thereby driving higher demand for our products and services. Subsea systems revenue of $2.3 billion increased by $487.4 million in 2007 compared to the same period in 2006. Subsea volumes increased primarily as a result of progress on new and ongoing projects worldwide; notably projects located offshore West Africa, the North Sea, in the Gulf of Mexico and offshore Brazil.

Energy Production Systems segment operating profit increased by $96.7 million in 2007 compared to the same period in 2006. The increase in sales volume accounted for $103.5 million of the profit increase. We achieved approximately $23.3 million in other margin improvements primarily reflective of more complex, and higher margin, subsea projects. Offsetting these profit increases were $25.0 million in increased selling, general and administrative costs, mostly higher staff levels, and $8.0 million in higher costs for research and development of our subsea technologies.

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

Outlook for 2008

We expect growth in operating profit for Energy Production Systems in 2008 primarily driven by higher volumes and the execution of more complex, and higher margin, subsea projects.

Energy Processing Systems

2007 Compared With 2006

Energy Processing Systems’ revenue increased $95.4 million in 2007 compared to 2006. Energy demand has continued to rise in 2007 driving higher oil and gas prices and has sustained land-based drilling and fracturing activity. This has resulted in higher demand for our fluid control products and our measurement custody transfer products and systems.

Energy Processing Systems’ operating profit 2007 increased $41.6 million compared to 2006. Higher volume drove an increase in profits of $33.1 million. Cost reduction efforts and our ability to leverage higher sales volumes led to improved product costs in most of our business units, contributing $9.9 million in increased profits. These savings were partially offset by higher selling, general and administrative costs including higher staff levels and increased commission expense.

2006 Compared With 2005

Energy Processing Systems’ revenue increased $150.5 million in 2006 compared to 2005. Segment revenues benefited from strong oil and gas prices as well as the continuing strength in land-based drilling and fracturing activity. These factors contributed to fluid control sales volume increasing by $73.9 million compared to 2005, driven by higher demand for WECO®/Chiksan® equipment, which are sold primarily to service companies, along with an increased demand for pump oil and gas products . Continued progress on bulk conveying projects that were inbound in 2005 and higher demand for other material handling products contributed $42.7 million to the increase in revenue. Sales of loading systems increased by $20.4 million, reflecting increased demand, especially for LNG loading arms.

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

Outlook for 2008

We expect an increase in operating profit for Energy Processing Systems resulting from a growth in revenue. However, we don’t expect that the growth in revenues will approach 14%, as achieved in 2007.

FoodTech

2007 Compared With 2006

FoodTech’s revenue increased by $94.7 million in the twelve months ended December 31, 2007 compared with the same period in 2006. Demand from the poultry industry was lower than in 2006 primarily as a result of a slowdown in the North American poultry market; however, we have been able to replace lost revenue in this industry with increases in other food processing markets worldwide. These sales, primarily freezing equipment, accounted for $27.3 million in incremental revenue. Increased demand for food processing equipment compared to a much lower market demand worldwide in 2006 drove $32.5 million in incremental revenue. Additionally, foreign currency translation caused $29.6 million of the increase in revenue.

FoodTech’s operating profit in the twelve months ended December 31, 2007 increased by $9.8 million as compared to the same period in 2006. Higher sales volume contributed $25.7 million in higher profits which were partially offset by $8.5 million from margin declines resulting from a change in sales mix. In 2006, our sales mix was more heavily weighted toward the poultry industry, to which we generally sell our higher-technology-based core product line. In 2007, we compensated for decreased volume in the North American poultry industry with a higher volume of lower-margin equipment to non-poultry customers. In addition, selling, general and administrative costs increased $4.8 million in 2007 compared to 2006, most of which represents foreign currency translation.

2006 Compared With 2005

FoodTech’s revenue during 2006 was essentially flat compared to 2005. Higher volumes primarily from poultry processing demand provided $5.7 million in incremental revenue which were offset by decreases in revenue from food processing equipment, especially in the tomato and fruit processing markets.

FoodTech’s operating profit increased by $6.2 million during 2006 compared to 2005. The increase in operating profit resulted from delivering a more favorable mix of products and services primarily in our cooking and freezing businesses. In addition, we realized a gain of $1.0 million on a sale of property in 2006.

Outlook for 2008

We anticipate some recovery in poultry demand in the U.S. which supports our expectations for increased revenue and operating profit in 2008.

Airport Systems

2007 Compared With 2006

Airport Systems’ revenue was $39.7 million higher for the year ended December 31, 2007 compared with the same period in 2006. Air traffic has trended upward as compared to 2006, creating higher demand for airline ground support equipment ($23.3 million) as well as airport maintenance and facility operation services ($9.5 million) which includes new service contracts as well as increased scope on existing contracts.

Airport Systems’ operating profit for the year ended December 31, 2007 improved $5.9 million compared with the same period in 2006, reflecting two factors of approximately equal magnitude: higher volume and better leveraging of our SG&A spending.

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

Outlook for 2008

We experienced record high inbound orders and ended the year with a record high backlog which will support growth in revenue and in operating profit in 2008.

Corporate Items

2007 Compared With 2006

Our corporate items reduced earnings by $54.3 million in 2007 compared to $69.3 million in 2006. Our comparative results reflect $28.2 million in increased gains from foreign currency hedging activity. Partially offsetting these earnings were higher stock-based compensation of $5.0 million and other corporate staff costs of $2.7 million.

2006 Compared With 2005

Corporate items increased by $31.9 million in 2006 compared to the prior year, primarily as a result of the absence of a $25.3 million gain on sale of MODEC, Inc. shares recognized in 2005. Additionally, share based compensation expense increased by $4.4 million over the prior year reflecting the amortization of higher value awards granted in the past several years.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound orders Year Ended December 31,
(In millions)	2007	2006
Energy Production Systems	$5,017.0	$2,827.9
Energy Processing Systems	792.2	763.5
Intercompany eliminations	(3.3)	(1.2)

Subtotal Energy Systems	5,805.9	3,590.2
FoodTech	596.8	537.0
Airport Systems	457.6	403.0
Intercompany eliminations	(8.5)	(7.4)

Total inbound orders	$6,851.8	$4,522.8

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order backlog December 31,
(In millions)	2007	2006
Energy Production Systems	$4,162.5	$2,027.7
Energy Processing Systems	330.5	306.0
Intercompany eliminations	(1.1)	(0.2)

Subtotal Energy Systems	4,491.9	2,333.5
FoodTech	164.3	160.5
Airport Systems	226.7	152.7
Intercompany eliminations	(1.2)	(1.5)

Total order backlog	$4,881.7	$2,645.2

Energy Productions Systems’ order backlog at December 31, 2007 increased by $2.1 billion since year-end 2006 reflecting higher significant subsea project orders, including StatoilHydro Ormen Lange Phase II, Vega and Troll O2, Woodside Pluto, Shell Perdido and Gumusut, and Petrobras Cascade projects. We also received an order in December 2007 from Total for their Pazflor project valued at $980 million. The record high backlog of $4.2 billion at December 31, 2007 includes the same projects mentioned above plus Petrobras Mexilhao in Brazil, which was also included in backlog at December 31, 2006. We expect to convert approximately 50% of the December 31, 2007 backlog into revenue during 2008.

Energy Processing Systems’ order backlog at December 31, 2007 increased by $24.5 million since December 31, 2006, primarily reflecting higher demand for measurement solutions. We expect to convert approximately 85% of the December 31, 2007 backlog into revenue during 2008.

FoodTech’s order backlog at December 31, 2007 has been relatively stable compared to December 31, 2006 reflecting 11% growth in inbound and 19% growth in sales. We expect to convert the entire FoodTech backlog at December 31, 2007 into revenue during 2008.

Airport Systems’ order backlog at December 31, 2007 has increased by $74.0 million compared with December 31, 2006 backlog. An increase in demand for loaders, especially internationally, drives the increase in backlog. Additionally, new government contracts for trailers and ancillary aircraft equipment reside in backlog in 2007. We expect to convert approximately 90% of the Airport Systems backlog at December 31, 2007 into revenue during 2008.

Liquidity and Capital Resources

We generate our capital resources primarily through operations and, when needed, through various credit facilities.

Our net debt at December 31, 2007 was $0.2 million, compared with net debt of ($138.9) million at December 31, 2006. Net debt is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe it is a meaningful measure which will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net debt.

(In millions)	December 31, 2007	December 31, 2006
Cash and cash equivalents	$129.5	$79.5
Short-term debt and current portion of long-term debt	(7.2)	(5.8)
Long-term debt, less current portion	(112.2)	(212.6)
Related party note payable	(9.9)	—

Net debt	$0.2	$(138.9)

Our net debt decreased during 2007 primarily as a result of cash generated from operations, which more than offset the repurchases of our common stock and the funding for capacity expansion, particularly in our Energy Production Systems segment.

Cash flows for each of the years in the three-year period ended December 31, 2007, were as follows:

	Year Ended December 31,
(In millions)	2007	2006	2005
Cash provided (required) by operating activities of continuing operations	$578.1	$155.4	$(58.2)
Cash required by investing activities of continuing operations	(200.8)	(141.8)	(0.7)
Cash provided (required) by financing activities	(346.9)	(136.8)	54.6
Cash provided by discontinued operations	4.8	47.0	37.3
Effect of exchange rate changes on cash and cash equivalents	14.8	2.8	(4.2)

Increase (decrease) in cash and cash equivalents	$50.0	$(73.4)	$28.8

Operating Cash Flows

During the year ended December 31, 2007, we generated $578.1 million in cash flows from operating activities of continuing operations, which represented a $422.7 million increase compared to the prior year. Improvements in utilization of working capital generated the majority of the increase. Cash outflows for working capital in 2006 were approximately $160 million compared to a net cash inflow of approximately $190 million in 2007. Cash receipts for accounts receivable collection and advance payments on long-term projects, especially in the Energy Production segment during the second half of the year, drove the net cash inflow. Our working capital balances can vary significantly quarter to quarter depending on the payment terms and timing of delivery on key contracts. The increase in cash flows is also attributable to higher earnings. Income from continuing operations, net of adjustments for non-cash items, was $444.6 million for 2007, which was $63.7 million greater than the comparable figure for the prior year. Our cash flows from operating activities in 2006 were $213.6 million higher than the prior year. The increase is primarily attributable to a $170.1 million increase in income from continuing operations, net of adjustments for non-cash items.

Investing Cash Flows

Our cash requirements for investing activities of continuing operations in the year ended December 31, 2007 increased by $59.0 million compared to 2006. Capital expenditures increased by $64.4 million in 2007 primarily as a result of capacity expansion and light well intervention projects in our Energy Systems businesses. Additionally, we spent $64.4 million on acquisitions during 2007, including the $59.7 million purchase of minority interest in CDS Engineering BV (“CDS”), compared to $9.5 million on acquisitions during 2006. The higher investments were partially offset by the increase in proceeds from asset disposals. In 2007, we received $66.1 million in proceeds from the sale of assets, including $58.1 million from the sale and leaseback of land and property in Houston, Texas.

Cash required by investing activities in 2006 was $141.8 million primarily reflecting ongoing investment in new production facilities worldwide, primarily associated with increasing subsea and surface wellhead capacity. In 2005 our capital expenditures of $91.1 million were offset by $74.4 million in proceeds from the disposal of our investment in the common stock of MODEC, Inc.

Financing Cash Flows

Cash required by financing activities was $346.9 million for the year ended December 31, 2007 which increased from $136.8 million for the same period in 2006. We repurchased 7.9 million of our outstanding common stock for $287.4 million under our 30 million share repurchase authorization, an increase of $144.9 million in repurchases from 2006. Additionally, we reduced our net borrowings by $98.4 million during 2007, with funding from operating cash flows, compared to $38.1 million repaid during 2006. In 2005, cash provided by financing activities was primarily from long-term borrowings, which funded $63.9 million in common stock repurchases.

Discontinued Operations Cash Flows

Cash flows provided by discontinued operations in 2007 primarily reflects the proceeds on the sale of a FoodTech unit during the third quarter of 2007. The proceeds of $8.0 million were partially offset by cash requirements for operating activities of the two FoodTech units included in discontinued operations for 2007. Cash provided in 2006 primarily reflected proceeds on the sale of Floating Systems during December 2006. Cash provided in 2005 reflected timing of customer receivables collected from a significant completed contract as well as proceeds of $9.8 million from the sale of our investment in the GTL Microsystems joint venture.

Debt and Liquidity

Total borrowings at December 31, 2007 and 2006, comprised the following:

	December 31,
(In millions)	2007	2006
Revolving credit facilities	$—	$203.0
Commercial paper	103.0	—
Related party note payable	9.9	—
Uncommitted credit facilities	6.8	5.3
Property financing	8.9	9.3
Other	0.7	0.8

Total borrowings	$129.3	$218.4

The following is a summary of our credit facilities at December 31, 2007:

(In millions) Description	Commitment amount	Debt outstanding	Commercial paper outstanding	Letters of credit	Unused capacity	Maturity
			(a)	(b)
Five-year revolving credit facility	$600.0	$—	$103.0	$19.6	$477.4	December 2012
One-year revolving credit facility	5.0	—	—	—	5.0	December 2008

	$605.0	$—	$103.0	$19.6	$482.4

(a)	Under our commercial paper program, we have the ability to access up to $400 million of short-term financing through our commercial paper dealers. Our available capacity under our $600 million five-year revolving credit facility is reduced by any outstanding commercial paper.

(b)	The $600 million five-year revolving credit facility allows us to obtain a total of $150.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with this facility.

Committed credit available under our five-year revolving credit facility provided the ability to refinance our commercial paper obligations on a long-term basis. Therefore, at December 31, 2007, as we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheet.

In December 2007, we entered into a $600 million five-year revolving credit agreement maturing in December 2012 with JPMorgan Chase Bank, N.A., as Administrative Agent. Borrowings under the credit agreement accrue interest at a rate equal to, at our option; either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) an interest rate of 31 basis points above the London Interbank Offered Rate (“LIBOR”). The margin over LIBOR is variable and is determined based on our debt rating. Among other restrictions, the terms of the credit agreement include negative covenants related to liens and a financial covenant related to the debt to earnings ratio. We are in compliance with all restrictive covenants as of December 31, 2007.

Outlook for 2008

We plan to meet our cash requirements in 2008 with cash generated from operations. We are projecting to spend $150 million during 2008 for capital expenditures, including continued expansion in our Energy Systems operating facilities and our light well intervention capabilities. We anticipate contributing approximately $50 million to our pension plans in 2008. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions.

We have committed credit facilities totaling $605 million which we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions or mergers meet our standards. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2007:

	Payments due by period
(In millions) Contractual obligations	Total payments	Less than 1 year	1- 3 years	3 –5 years	After 5 years
Long-term debt (a)	$112.6	$0.4	$0.9	$104.2	$7.1
Short-term debt	6.8	6.8	—	—	—
Operating leases	411.2	48.6	90.7	86.2	185.7
Unconditional purchase obligations (b)	735.0	667.7	66.0	1.3	—
Pension and other postretirement benefits (c)	50.0	50.0	—	—	—
Acquisition-related obligations (d)	9.9	—	4.4	5.5	—
Unrecognized tax benefits (e)	8.9	8.9	—	—	—

Total contractual obligations	$1,334.4	$782.4	$162.0	$197.2	$192.8

(a)	Our available long-term debt is dependent upon our compliance with covenants, including negative covenants related to liens, and a financial covenant related to the debt to earnings ratio. Any violation of covenants or other events of default, which are not waived or cured, or changes in our credit rating could have a material impact on our ability to maintain our committed financing arrangements.

Interest on long-term debt is not included in the table. As of December 31, 2007, we have commercial paper borrowings with short-term maturities that we expect to refinance beyond 2008. However, we are uncertain as to the level of commercial paper or other borrowings and market interest rates that will be applicable throughout 2008. During 2007, we paid $17.5 million for interest.

(b)	In the normal course of business, we enter into agreements with our suppliers to purchase raw materials or services. These agreements include a requirement that our supplier provide products or services to our specifications and require us to make a firm purchase commitment to our supplier. As substantially all of these commitments are associated with purchases made to fulfill our customers’ orders, the costs associated with these agreements will ultimately be reflected in cost of sales on our consolidated statements of income.

(c)	We expect to make $50.0 million in contributions to our pension and other postretirement benefit plans during 2008. This amount includes discretionary contributions to our U.S. qualified pension plan. Required contributions for future years depend on factors that cannot be determined at this time.

(d)	Acquisition-related obligations reflect a note payable to a member of CDS management issued in connection with the purchase of a minority interest in 2007. Additionally, we have an unrecognized commitment to provide consideration in 2011 contingent upon earnings and continued employment. We are currently unable to estimate the payment, if any, that would be made in 2011.

(e)	As of December 31, 2007, we have a liability for unrecognized tax benefits of $20.3 million. Of this amount, we expect to make payments of $8.9 million during 2008 to settle a portion of these liabilities, and this amount is reflected in income taxes payable in our consolidated balance sheet as of December 31, 2007. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining $11.4 million in liabilities, we are unable to make a reasonable estimate of the period in which such liabilities might be paid.

The following is a summary of other off-balance sheet arrangements at December 31, 2007:

	Amount of commitment expiration per period
(In millions) Other off-balance sheet arrangements	Total amount	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Letters of credit and bank guarantees	$519.2	$166.5	$245.0	$97.8	$9.9
Surety bonds	175.1	122.1	40.6	12.4	—

Total other off-balance sheet arrangements	$694.3	$288.6	$285.6	$110.2	$9.9

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

Qualitative and Quantitative Disclosures about Market Risk

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2007 and 2006, our derivative holdings consisted of foreign currency forward contracts, foreign currency instruments embedded in purchase and sale contracts, and interest rate swap agreements.

These forward-looking disclosures only address potential impacts from market risks as they affect our financial instruments. They do not include other potential effects which could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.

Foreign Currency Exchange Rate Risk

When we sell or purchase products or services, transactions are frequently denominated in currencies other than an operation’s functional currency. When foreign currency exposures exist we may enter into foreign exchange forward instruments with third parties. Our hedging policy reduces, but does not entirely eliminate, the impact of foreign currency exchange rate movements. We expect any gains or losses in the hedging portfolio to be substantially offset by a corresponding gain or loss in the underlying exposure being hedged.

We hedge our net recognized foreign currency assets and liabilities to reduce the risk that our earnings and cash flows will be adversely affected by fluctuations in foreign currency exchange rates. We also hedge firmly committed anticipated transactions in the normal course of business. The majority of these hedging instruments mature during 2008.

In certain circumstances we enter into purchase and sales contracts which contain payment terms in foreign currencies. This may occur, for instance, to offset the cost of equipment or services payable in the same currency. Contractual payments required in a currency that is not the functional or local currency of substantial parties to the contract are embedded derivatives.

We use a sensitivity analysis to measure the impact on derivative instrument fair values of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. To the extent that our derivative instruments are hedging anticipated transactions, a 10% decrease in the value of the hedged currency would result in a decrease of approximately $40 million in the net fair value of derivative financial instruments reflected on our balance sheet at December 31, 2007. Changes in the derivative fair value will not have an immediate impact on our results of operations unless these contracts are deemed to be ineffective.

Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. We had $103.0 million in variable rate debt outstanding at December 31, 2007, upon which interest expense is subject to the movement in LIBOR. A 10% adverse movement in the interest rate, or 50 basis points, would result in an increase to interest expense of $0.5 million.

At December 31, 2007, we had three floating-to-fixed interest rate swaps which we used to hedge $150 million of variable rate debt. We terminated the swaps in January 2008 with no material impact on earnings.

We assess effectiveness of forward foreign currency contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness, and recognize the change in fair value of this component immediately in earnings. The difference between the spot rate and the forward rate is generally related to the differences in the interest rates of the countries of the currencies being traded. Consequently, we have exposure to relative changes in interest rates between countries in our results of operations. To the extent the U.S. interest rate decreases by 10%, or 50 basis points, and other countries interest rates remain fixed, we would expect to recognize a decrease of $2.6 million in earnings in the period of change. However, if the foreign currency forward contracts are held to maturity we can expect to recognize increased earnings of $2.6 million over the remaining lives of the contracts. Based on our portfolio as of December 31, 2007, we believe we have exposure to the interest rates in the U.S., Brazil, United Kingdom, the European Community, and Norway.

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

Percentage of Completion Method of Accounting

We record revenue on construction-type manufacturing projects using the percentage of completion method, where revenue is recorded as work progresses on each contract. There are several acceptable methods of measuring progress toward completion. Most frequently, we use the ratio of costs incurred to date to total estimated contract costs at completion to measure this progress; however, there are also types of contracts where we consistently apply the ratio of units delivered to date—or units of work performed—as a percentage of total units because we have determined that these methods provide a more accurate measure of progress toward completion.

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

Revenue recorded using the percentage of completion method amounted to $2,018.8 million, $1,665.9 million and $1,274.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

A significant portion of our total revenue recorded under the percentage of completion method relates to the Energy Production Systems business segment, primarily for subsea petroleum exploration equipment projects that involve the design, engineering, manufacturing and assembly of complex, customer-specific systems. The systems are not entirely built from standard bills of material and typically require extended periods of time to design and construct.

Total estimated contract cost affects both the revenue recognized in a period as well as the reported profit or loss on a project. The determination of profit or loss on a contract requires consideration of contract revenue, change orders and claims, less costs incurred to date and estimated costs to complete. Anticipated losses on contracts are recorded in full in the period in which they are identified. Profits are recorded based on the estimated project profit multiplied by the percentage complete.

The total estimated contract cost in percentage of completion accounting is a critical accounting estimate because it can materially affect revenue and cost of sales, and it requires us to make judgments about matters that are uncertain. There are many factors, including but not limited to resource price inflation, labor availability, productivity and weather that can affect the accuracy of our cost estimates and ultimately our future profitability. In the past, we have realized both lower and higher than expected margins and have incurred losses as a result of unforeseen changes in our project costs.

The amount of revenue recognized using the percentage of completion method is sensitive to our changes in estimates of total contract costs. If we had used a different estimate of total contract costs for each contract in progress at December 31, 2007, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased total revenue and pre-tax income for the year ended December 31, 2007 by $20 million.

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

In order to quantify excess or obsolete inventory, we begin by preparing a candidate listing of the components of inventory that have a quantity on hand in excess of usage within the most recent two-year period. This list is then reviewed with sales, engineering, production and materials management personnel to determine whether this list of potential excess or obsolete inventory items is accurate. Management considers as part of this evaluation whether there has been a change in the market for finished goods, whether there will be future demand for on-hand inventory items and whether there are components of inventory that incorporate obsolete technology. As a result, our estimate of excess or obsolete inventory is sensitive to changes in assumptions about future usage of the inventory.

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

As of December 31, 2007, we estimated that it is not likely that we will generate future taxable income in certain foreign jurisdictions in which we have cumulative net operating losses and, therefore, we have provided a valuation allowance against the related deferred tax assets. As of December 31, 2007, we estimated that it is more likely than not that we will have future taxable income in the United States to utilize our domestic deferred tax assets. Therefore, we have not provided a valuation allowance against any domestic deferred tax assets.

The need for a valuation allowance is sensitive to changes in our estimate of future taxable income. If our estimate of future taxable income was 15% lower than the estimate used, we would still generate sufficient taxable income to utilize such domestic deferred tax assets.

Retirement Benefits

We provide most of our employees with certain retirement (pension) and postretirement (health care and life insurance) benefits. In order to measure the expense and obligations associated with these retirement benefits, management must make a variety of estimates, including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these costs, rate of compensation increase, employee turnover rates, retirement rates, mortality rates and other factors. We update these estimates on an annual basis or more frequently upon the occurrence of significant events. These accounting estimates bear the risk of change due to the uncertainty associated with the estimate as well as the fact that these estimates are difficult to measure. Different estimates used by management could result in our recognizing different amounts of expense over different periods of time.

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

Pension expense was $34.5 million, $31.5 million and $23.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The discount rate used affects the interest cost component of net periodic pension cost. The discount rate is based on rates at which the pension benefit obligation could effectively be settled on a present value basis. To determine the weighted average discount rate, we review long-term, high quality corporate bonds at our determination date and use a model that matches the projected benefit payments for our plans to coupons and maturities from high quality bonds. Significant changes in the discount rate, such as those caused by changes in the yield curve, the mix of bonds available in the market, the duration of selected bonds, and the timing of expected benefit payments may result in volatility in pension expense and pension liabilities. We increased the discount rate for our domestic and certain of our international plans during 2006 and 2007. The weighted average discount rate used to compute net periodic benefit cost increased from 5.5% to 5.6% in 2007.

Our pension expense is sensitive to changes in our estimate of discount rate. Holding other assumptions constant, for a 50 basis point reduction in the discount rate, annual pension expense would increase by approximately $7.7 million before taxes. Holding other assumptions constant, for a 50 basis point increase in the discount rate, annual pension expense would decrease by approximately $7.7 million before taxes.

Net periodic pension cost includes an underlying expected long-term rate of asset return. Our estimate of the expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations. Our actual annualized returns on plan assets on trailing 5-year and trailing 10-year periods have exceeded the 2007 estimated long-term rate of return of 8.5%. Our actual returns, after fees, on plan assets were 4.3% and 13.2% in 2007 and 2006, respectively. The expected return on plan assets is recognized as part of the net periodic pension cost. The difference between the expected return and the actual return on plan assets is amortized over the expected remaining service life of employees, so there is a lag time between the market’s performance and its impact on plan results. Holding other assumptions constant, an increase or decrease of 50 basis points in the expected rate of return on plan assets would decrease or increase annual pension expense by approximately $3.8 million before taxes.

Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. Delayed application is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 on January 1, 2008 for financial assets and financial liabilities and have chosen to delay the adoption for nonfinancial assets and nonfinancial liabilities until January 1, 2009. We do not believe that the adoption of this pronouncement will have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. This statement is effective for financial statements issued for fiscal years beginning after November 15,

2007. We do not expect to elect this option of measurement on any of our financial instruments, and therefore, we do not believe the adoption of SFAS No. 159 on January 1, 2008 will have a significant impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” replacing SFAS No. 141. SFAS No. 141R changes or clarifies the acquisition method of accounting for acquired contingencies, transaction costs, step acquisitions, restructuring costs and other major areas affecting how the acquirer recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this pronouncement amends previous interpretations of intangible asset accounting by requiring the capitalization of in-process research and development and proscribing impacts to current income tax expense (rather than a reduction to goodwill) for changes in deferred tax benefits related to a business combination. SFAS No. 141R will be applied prospectively for business combinations occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 will standardize the accounting for and reporting of minority interests in the financial statements, which will be presented as noncontrolling interests and classified as a component of equity. In addition, statements of operations will report consolidated net income before an allocation to both the parent and the noncontrolling interest. This new presentation will have an impact on the basic financial statements as well as the disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We have not yet determined the impact, if any, that the adoption of SFAS No. 160 will have on our results of operations or financial position.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risks is incorporated herein by reference from the section entitled “Qualitative and Quantitative Disclosures about Market Risk” in Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2007	2006	2005
Revenue	$4,615.4	$3,755.6	$3,107.0
Costs and expenses:
Cost of sales	3,653.0	2,998.4	2,512.0
Selling, general and administrative expense	452.2	403.4	354.3
Research and development expense	59.5	49.2	47.2

Total costs and expenses	4,164.7	3,451.0	2,913.5

Other income (expense), net	23.7	(0.4)	24.6
Minority interests	(1.1)	(2.5)	(3.5)

Income before interest income, interest expense and income taxes	473.3	301.7	214.6

Interest income	6.8	5.1	3.5
Interest expense	(16.1)	(11.8)	(9.0)

Income from continuing operations before income taxes	464.0	295.0	209.1
Provision for income taxes	156.5	84.1	76.9

Income from continuing operations	307.5	210.9	132.2

Discontinued operations (Note 3)
Income (loss) from discontinued operations, net of income taxes	(7.8)	30.6	(26.1)
Gain on disposition of discontinued operations, net of income taxes	3.1	34.8	—

Income (loss) from discontinued operations	(4.7)	65.4	(26.1)

Net income	$302.8	$276.3	$106.1

Basic earnings per share
Income from continuing operations (Note 2)	$2.34	$1.54	$0.96
Income (loss) from discontinued operations	(0.04)	0.48	(0.19)

Basic earnings per share	$2.30	$2.02	$0.77

Diluted earnings per share
Income from continuing operations (Note 2)	$2.30	$1.50	$0.93
Income (loss) from discontinued operations	(0.04)	0.47	(0.18)

Diluted earnings per share	$2.26	$1.97	$0.75

Weighted average shares outstanding (Note 2)
Basic	131.3	137.0	138.0

Diluted	133.8	140.3	141.6

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except per share data)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$129.5	$79.5
Trade receivables, net of allowances of $9.0 in 2007 and $9.1 in 2006	956.6	898.1
Inventories (Note 5)	675.2	584.4
Fair value of derivative financial instruments	159.2	13.7
Prepaid expenses	23.2	28.0
Other current assets	157.9	62.1
Assets of discontinued operations (Note 3)	2.4	26.3

Total current assets	2,104.0	1,692.1
Investments	33.6	26.0
Property, plant and equipment, net (Note 6)	579.1	444.4
Goodwill (Note 7)	172.6	122.8
Intangible assets, net (Note 7)	100.8	64.6
Deferred income taxes (Note 10)	67.8	72.1
Other assets	153.2	65.8

Total assets	$3,211.1	$2,487.8

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 9)	$7.2	$5.8
Accounts payable, trade and other	504.3	420.4
Advance payments and progress billings	766.8	444.9
Accrued payroll	122.5	102.2
Fair value of derivative financial instruments	110.0	16.7
Income taxes payable	55.8	29.8
Current portion of accrued pension and other postretirement benefits (Note 11)	15.1	6.0
Deferred income taxes (Note 10)	31.1	11.1
Other current liabilities	169.1	156.7
Liabilities of discontinued operations (Note 3)	3.3	15.3

Total current liabilities	1,785.2	1,208.9
Long-term debt, less current portion (Note 9)	112.2	212.6
Accrued pension and other postretirement benefits, less current portion (Note 11)	92.4	97.8
Other liabilities	182.1	74.2
Related party note payable (Note 15)	9.9	—
Minority interests in consolidated companies	7.6	8.3
Commitments and contingent liabilities (Note 17)
Stockholders’ equity (Note 13):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2007 or 2006	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 143.2 and 142.7 shares issued in 2007 and 2006, respectively; 129.3 and 134.5 shares outstanding in 2007 and 2006, respectively	1.4	0.7
Common stock held in employee benefit trust, at cost, 0.2 shares in 2007 and 2006	(5.4)	(4.5)
Common stock held in treasury, at cost, 13.7 and 8.0 shares in 2007 and 2006, respectively	(422.7)	(195.9)
Capital in excess of par value of common stock	724.0	728.4
Retained earnings	771.6	469.5
Accumulated other comprehensive loss	(47.2)	(112.2)

Total stockholders’ equity	1,021.7	886.0

Total liabilities and stockholders’ equity	$3,211.1	$2,487.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2007	2006	2005
Cash provided (required) by operating activities:
Net income	$302.8	$276.3	$106.1
(Income) loss from discontinued operations, net of income taxes	4.7	(65.4)	26.1

Income from continuing operations	307.5	210.9	132.2
Adjustments to reconcile income to cash provided (required) by operating activities of continuing operations:
Depreciation	64.5	56.1	52.7
Amortization	19.7	14.2	12.0
Net gain on disposal of assets	(2.0)	(1.2)	(29.6)
Employee benefit plan costs	61.3	52.0	41.0
Deferred income tax (benefit) provision	5.5	36.6	(10.0)
Other	(11.9)	12.3	12.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	1.6	(154.3)	(180.6)
Inventories	(94.5)	(128.1)	(162.5)
Accounts payable, trade and other	48.2	38.7	54.0
Advance payments and progress billings	266.7	81.8	74.2
Other assets and liabilities, net	(74.0)	(7.0)	22.6
Income taxes payable	31.4	(10.7)	(43.6)
Accrued pension and other postretirement benefits, net	(45.9)	(45.9)	(33.1)

Cash provided (required) by operating activities of continuing operations	578.1	155.4	(58.2)
Net cash provided (required) by discontinued operations – operating	(3.0)	(1.4)	27.8

Cash provided (required) by operating activities	575.1	154.0	(30.4)

Cash provided (required) by investing activities:
Capital expenditures	(202.5)	(138.1)	(91.1)
Acquisitions, net of cash acquired	(64.4)	(9.5)	—
Proceeds from disposal of assets	66.1	6.0	92.8
Other	—	(0.2)	(2.4)

Cash required by investing activities of continuing operations	(200.8)	(141.8)	(0.7)
Cash provided by discontinued operations, net of cash sold – investing	7.8	48.4	9.5

Cash provided (required) by investing activities	(193.0)	(93.4)	8.8

Cash provided (required) by financing activities:
Net increase in short-term debt	0.8	2.3	0.9
Net increase (decrease) in commercial paper	103.0	—	(149.8)
Proceeds from issuance of long-term debt	—	—	242.0
Repayment of long-term debt	(202.2)	(40.4)	—
Proceeds from exercise of stock options	19.2	26.7	21.1
Purchase of treasury stock	(287.4)	(142.5)	(63.9)
Excess tax benefits	20.6	17.9	5.5
Other	(0.9)	(0.8)	(1.2)

Cash provided (required) by financing activities	(346.9)	(136.8)	54.6

Effect of exchange rate changes on cash and cash equivalents	14.8	2.8	(4.2)

(Decrease) increase in cash and cash equivalents	50.0	(73.4)	28.8
Cash and cash equivalents, beginning of year	79.5	152.9	124.1

Cash and cash equivalents, end of year	$129.5	$79.5	$152.9

Supplemental disclosures of cash flow information:
Cash paid for interest (net of interest capitalized)	$17.5	$14.8	$8.6
Cash paid for income taxes (net of refunds received)	$102.2	$58.8	$90.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common stock	Common stock held in treasury and employee benefit trust	Capital in excess of par value of common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2004	$0.7	$(2.4)	$637.8	$87.1	$(61.0)	$662.2
Net income	—	—	—	106.1	—	106.1	$106.1
Issuance of common stock	—	—	21.1	—	—	21.1
Excess tax benefits on stock-based payment arrangements	—	—	5.5	—	—	5.5
Purchase of treasury stock (Note 13)	—	(63.9)	—	—	—	(63.9)
Net purchases of common stock for employee benefit trust	—	(1.2)	—	—	—	(1.2)
Stock-based compensation (Note 12)	—	—	16.3	—	—	16.3
Foreign currency translation adjustment	—	—	—	—	(37.4)	(37.4)	(37.4)
Net deferral of hedging gains (net of income taxes of $2.4) (Note 14)	—	—	—	—	(3.5)	(3.5)	(3.5)
Unrealized gain on investment (net of income taxes of $4.0)	—	—	—	—	(6.1)	(6.1)	(6.1)
Other	—	—	0.9	—	(0.5)	0.4	(0.5)

							$58.6

Balance at December 31, 2005	$0.7	$(67.5)	$681.6	$193.2	$(108.5)	$699.5

Net income	—	—	—	276.3	—	276.3	$276.3
Issuance of common stock	—	—	26.7	—	—	26.7
Excess tax benefits on stock-based payment arrangements	—	—	17.9	—	—	17.9
Taxes withheld on issuance of stock-based awards	—	—	(5.0)	—	—	(5.0)
Purchases of treasury stock (Note 13)	—	(142.5)	—	—	—	(142.5)
Reissuances of treasury stock (Note 13)	—	10.5	(10.5)	—	—	—
Net purchases of common stock for employee benefit trust	—	(0.9)	—	—	—	(0.9)
Stock-based compensation (Note 12)	—	—	20.6	—	—	20.6
Foreign currency translation adjustment	—	—	—	—	35.7	35.7	35.7
Net deferral of hedging gains (net of income taxes of $4.6) (Note 14)	—	—	—	—	7.8	7.8	7.8
Minimum pension liability adjustment (net of income taxes of $7.8)	—	—	—	—	24.8	24.8	24.8
Adjustment for adoption of SFAS No. 158 (net of income taxes of $34.2) (Note 11)	—	—	—	—	(72.0)	(72.0)
Other	—	—	(2.9)	—	—	(2.9)

							$344.6

Balance at December 31, 2006	$0.7	$(200.4)	$728.4	$469.5	$(112.2)	$886.0

(In millions)	Common stock	Common stock held in treasury and employee benefit trust	Capital in excess of par value of common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2006	$0.7	$(200.4)	$728.4	$469.5	$(112.2)	$886.0
Net income	—	—	—	302.8	—	302.8	$302.8
Issuance of common stock	—	—	19.2	—	—	19.2
Excess tax benefits on stock-based payment arrangements	—	—	20.6	—	—	20.6
Taxes withheld on issuance of stock-based awards	—	—	(8.7)	—	—	(8.7)
Purchases of treasury stock (Note 13)	—	(287.4)	—	—	—	(287.4)
Reissuances of treasury stock (Note 13)	—	60.6	(60.6)	—	—	—
Net purchases of common stock for employee benefit trust	—	(0.9)	—	—	—	(0.9)
Stock-based compensation (Note 12)	—	—	25.5	—	—	25.5
Stock split	0.7	—	(0.7)	—	—	—
Foreign currency translation adjustment	—	—	—	—	48.7	48.7	48.7
Net deferral of hedging gains (net of income taxes of $9.6) (Note 14)	—	—	—	—	18.3	18.3	18.3
Change in pension and other postretirement benefit losses (net of income taxes of $0.8) (Note 11)	—	—	—	—	(2.0)	(2.0)	(2.0)
Other	—	—	0.3	(0.7)	—	(0.4)

							$367.8

Balance at December 31, 2007	$1.4	$(428.1)	$724.0	$771.6	$(47.2)	$1,021.7

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

On October 29, 2007, we announced our intention to separate into two independent publicly-traded companies through the spin-off and distribution of 100% of our FoodTech and Airport Systems businesses to our shareholders. The transaction, expected to be tax-free to shareholders, is expected to enable the two public companies to better focus on their distinct customer bases, business strategies and operational needs. Consummation of the proposed separation is subject to certain conditions, including final receipt of a ruling from the Internal Revenue Service (IRS) with respect to the tax-free status of the spin-off, the absence of any material changes or developments, and the effectiveness of registration statements with the Securities and Exchange Commission. The separation, expected to occur in mid-2008, will not require a vote by FMC Technologies shareholders.

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

Reclassifications—Certain prior-year amounts have been reclassified to conform to the current year’s presentation. We reclassified net foreign exchange losses of $1.6 million and $5.0 million for the years ended December 31, 2006 and 2005, respectively, from cost of sales to other income (expense), net on the consolidated statements of income. In the consolidated statements of cash flows, we reclassified $7.4 million and ($3.0) million from advance payments and progress billings to other assets and liabilities, net within operating activities for the years ended December 31, 2006 and 2005, respectively. This reclassification had no impact on total cash flows from operating activities for any of the periods presented.

Revenue recognition—Revenue from equipment sales is recognized either upon transfer of title to the customer (which is upon shipment or when customer-specific acceptance requirements are met) or under the percentage of completion method. Service revenue is recognized as the service is provided. For multiple-element revenue arrangements, such as the sale of equipment with a service agreement, we allocate the contract value to the various elements based on objective evidence of fair value for each element and recognize revenue consistent with the nature of each deliverable. We record our sales net of any value added, sales or use tax.

The percentage of completion method of accounting is used for construction-type manufacturing and assembly projects that involve significant design and engineering effort in order to satisfy detailed customer-supplied specifications. Under the percentage of completion method, revenue is recognized as work progresses on each contract. We primarily apply the ratio of costs incurred to date to total estimated contract costs at completion to measure this ratio; however, there are certain types of contracts where we consistently apply the ratio of units delivered to date—or units of work performed—as a percentage of total units, because it has been determined that these methods provide a more accurate measure of progress toward completion. If it is not possible to form a reliable estimate of progress toward completion, no revenues or costs are recognized until the project is complete or substantially complete. Any expected losses on construction-type contracts in progress are charged to earnings, in total, in the period the losses are identified.

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

Progress billings generally are issued contingent on completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts accounted for under the percentage of completion method amounted to $194.5 million and $210.9 million at December 31, 2007 and 2006, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance payments and progress billings within current liabilities on the consolidated balance sheets.

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

Impairment of long-lived and intangible assets—Long-lived assets, including property, plant and equipment, identifiable intangible assets being amortized and capitalized software costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Long-lived assets held for sale are reported at the lower of carrying value or fair value less cost to sell.

Property, plant, and equipment—Property, plant, and equipment is recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements— 20 to 35 years, buildings—20 to 50 years; and machinery and equipment—3 to 20 years). Gains and losses are reflected in income upon the sale or retirement of assets. Expenditures that extend the useful lives of property, plant, and equipment are capitalized and depreciated over the estimated new remaining life of the asset.

Capitalized software costs—Other assets include the capitalized cost of internal use software (including Internet web sites). The assets are stated at cost less accumulated amortization and totaled $24.3 million and $22.0 million at December 31, 2007 and 2006, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years.

Goodwill and other intangible assets—Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise) under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” We have established October 31 as the date of our annual test for impairment of goodwill. Impairment losses are calculated at the reporting unit level, and represent the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined by a two-step process. The first compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss. We have not recognized any impairment for the years ended December 31, 2007 or 2006 as the fair values of our reporting units with goodwill balances exceed our carrying amounts.

Our acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which generally range from 7 to 40 years. None of our acquired intangible assets have indefinite lives.

Reserve for discontinued operations—This reserve reflects liabilities of our disposed businesses. The balance includes reserves related to personal injury and product liability claims associated with our discontinued operations as well as other unpaid employee-related and transaction costs resulting from the disposals. Personal injury and product liability claims reserves are recorded based on an actuarially-determined estimate of liabilities for both reported claims and incurred but unreported claims. Adjustments to the reserve for discontinued operations are included in results of discontinued operations in the consolidated statements of income. The reserve for discontinued operations, which is recorded in other long-term liabilities in the consolidated balance sheets, amounted to $2.2 million and $4.3 million at December 31, 2007 and 2006, respectively.

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

Stock-based employee compensation—Prior to October 1, 2005, we applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” We measure compensation cost on restricted stock awards based on the market price at the grant date and the number of shares awarded. The compensation cost for each award is recognized ratably over the applicable service period, after taking into account estimated forfeitures. On October 1, 2005, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which modified our recognition of share-based compensation by (i) incorporating an estimate of forfeitures in the calculation of current expense to record and (ii) adjusting the recognition period for new awards that accelerate vesting upon retirement to reflect the lesser of the stated vesting period or the period until the employee becomes retirement eligible.

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

Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. At such time related deferred hedging gains or losses are also recorded in operating earnings on the same line as the hedged item. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. Effectiveness of forward contract cash flow hedges are assessed based solely on changes in fair value attributable to the change in the spot rate. The change in the fair value of the contract related to the change in forward rates is excluded from the assessment of hedge effectiveness. Changes in this excluded component of the derivative instrument, along with any ineffectiveness identified, are recorded in operating earnings as incurred. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. We also use forward contracts to hedge foreign currency assets and liabilities. These contracts are not designated as hedges; therefore, the changes in fair value of these contracts are recognized in other income (expense), net as they occur and offset gains or losses on the remeasurement of the related asset or liability.

Cash flows from derivative contracts are reported in the consolidated statements of cash flows in the same categories as the cash flows from the underlying transactions.

Recently issued accounting pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. Delayed application is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 on January 1, 2008 for financial assets and financial liabilities and have chosen to delay the adoption for nonfinancial assets and nonfinancial liabilities until January 1, 2009. We do not believe that the adoption of this pronouncement will have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect to elect this option of measurement on any of our financial instruments, and therefore, we do not believe the adoption of SFAS No. 159 on January 1, 2008 will have a significant impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” replacing SFAS No. 141. SFAS No. 141R changes or clarifies the acquisition method of accounting for acquired contingencies, transaction costs, step acquisitions, restructuring costs and other major areas affecting how the acquirer recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this pronouncement amends previous interpretations of intangible asset accounting by requiring the capitalization of in-process research and development and proscribing impacts to current income tax expense (rather than a reduction to goodwill) for changes in deferred tax benefits related to a business combination. SFAS No. 141R will be applied prospectively for business combinations occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 will standardize the accounting for and reporting of minority interests in the financial statements, which will be presented as noncontrolling interests and classified as a component of equity. In addition, statements of operations will report consolidated net income before an allocation to both the parent and the noncontrolling interest. This new presentation will have an impact on the basic financial statements as well as the disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We have not yet determined the impact, if any, that the adoption of SFAS No. 160 will have on our results of operations or financial position.

NOTE 2. EARNINGS PER SHARE (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Year Ended December 31,
(In millions, except per share data)	2007	2006	2005
Basic earnings per share:
Income from continuing operations	$307.5	$210.9	$132.2

Weighted average number of shares outstanding	131.3	137.0	138.0

Basic earnings per share from continuing operations	$2.34	$1.54	$0.96

Diluted earnings per share:
Income from continuing operations	$307.5	$210.9	$132.2

Weighted average number of shares outstanding	131.3	137.0	138.0
Effect of dilutive securities:
Options on common stock	1.0	1.7	2.2
Restricted stock	1.5	1.6	1.4

Total shares and dilutive securities	133.8	140.3	141.6

Diluted earnings per share from continuing operations	$2.30	$1.50	$0.93

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

Discontinued operations include our FMC Technologies Floating Systems, Inc. (“Floating Systems”) business, which was sold in the fourth quarter of 2006, from the Energy Production Systems segment and two units from our FoodTech segment, one of which was sold in the third quarter of 2007 generating an after-tax gain of $3.1 million. The results of these businesses, including the gains on dispositions, have been reported as discontinued operations for all periods presented.

The consolidated statements of income include the following in discontinued operations:

	Year Ended December 31,
(In millions)	2007	2006	2005
Revenue	$23.2	$162.3	$119.8
Income (loss) before income taxes	$(2.6)	$93.0	$(46.7)
Income tax provision (benefit)	2.1	27.6	(20.6)

Income (loss) from discontinued operations	$(4.7)	$65.4	$(26.1)

During 2007, we recorded restructuring expense and provisions for doubtful accounts and inventory obsolescence totaling $4.5 million related to our FoodTech unit in discontinued operations that has yet to be divested. We expect that the final asset sale will be completed during the first quarter of 2008. Income from discontinued operations in 2006 also includes $1.9 million in income resulting from the resolution of product liability claims related to our discontinued construction equipment group.

The major classes of assets and liabilities of businesses reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

	Year Ended December 31,
(In millions)	2007	2006
Assets:
Trade receivables, net	$1.5	$7.9
Inventories	0.9	7.6
Property, plant and equipment, net	—	1.3
Other assets	—	9.5

Assets of discontinued operations	$2.4	$26.3

Liabilities:
Accounts payable, trade and other	$0.2	$2.7
Advance payments and progress billings	0.1	3.4
Other liabilities	3.0	9.2

Liabilities of discontinued operations	$3.3	$15.3

NOTE 4. BUSINESS COMBINATIONS AND DIVESTITURES

Business Combinations—In August 2003, we acquired 55% of CDS Engineering BV (“CDS”) and retained a commitment to purchase the remaining 45% in 2009 from the original CDS owners, who are members of CDS management and therefore related parties.

In the first quarter of 2007, CDS issued 18,000 shares to the minority interest shareholder of a CDS subsidiary in exchange for all of the minority interest outstanding of that subsidiary. The minority interest holder of the subsidiary was a member of CDS management and was therefore a related party. This transaction resulted in the minority shareholder obtaining a 9% interest in CDS and diluted the original CDS owners’ and our interest to 40.95% and 50.05%, respectively.

The agreement associated with this transaction required that we repurchase the CDS shares issued, and therefore, we recorded the transaction as the purchase of minority interest by issuing redeemable shares in accordance with EITF D-98 “Classification and Measurement of Redeemable Securities.” The initial carrying amount of the redeemable shares was $10.0 million and reflected the fair value of the shares issued in exchange for the subsidiary’s minority interest. We have recorded $3.1 million in intangibles, $6.8 million in goodwill and $0.8 million in deferred tax liabilities in connection with the transaction. During the fourth quarter, we converted the redeemable securities into a note payable in two installments scheduled for 2009 and 2011 (Note 15). We have agreed to provide consideration in 2011 contingent upon earnings and continued employment. The 2011 payment, if any, was negotiated primarily to encourage continued employment and therefore will be accounted for as compensation expense over the service period.

In the second quarter of 2007, we amended the 2003 Sales and Purchase Agreement with the original CDS owners to allow for the purchase of their 40.95% interest immediately for cash of $40.0 million plus a payment in 2009 consisting of a fixed amount of 11.2 million Euros and a variable component based on CDS earnings. During the fourth quarter, we settled both the fixed and variable commitments with a payment of 13.5 million Euros. We have recorded $35.6 million in intangible assets, $27.6 million in goodwill and $4.3 million in deferred tax liabilities. These transactions accelerated our planned buyout of the minority shareholders and allowed us to record 100% of CDS earnings beginning April 2, 2007. CDS has been a consolidated subsidiary reported in the Energy Production Systems segment since our initial investment in 2003.

Divestitures—

FMC Technologies Floating Systems, Inc.—On November 29, 2006, we announced the sale of our Floating Systems subsidiary for $54.4 million, and the transaction closed on December 29, 2006. Floating Systems supplied turret and mooring systems, riser systems and control and service buoys for a broad range of marine and subsea projects. We recorded a gain on disposal of $34.8 million, net of tax of $18.5 million. Net assets disposed in the sale included $1.7 million in goodwill.

GTL Microsystems—On December 21, 2005, we sold our 60% interest in GTL Microsystems (“GTL”), a joint venture with Accentus plc, for $9.8 million. This venture was created to advance the commercial development of gas-to-liquids technology and was part of the Energy Production Systems segment. We recorded a pre-tax gain of $8.6 million in connection with the sale.

MODEC International LLC—We owned a 37.5% interest in MODEC International LLC, a joint venture investment with a subsidiary of MODEC, Inc. In November 2004, we sold our interest in the joint venture to MODEC, Inc. and received proceeds valued at $77.0 million, consisting of 3.0 billion yen, or $27.9 million, and 2.6 million common shares of MODEC, Inc., valued at $49.1 million. During September 2005, we sold all of our common shares of MODEC, Inc. for $74.4 million and realized a pre-tax gain of $25.3 million for the year ended December 31, 2005.

With the sale of our Floating Systems subsidiary, we have no continuing involvement in floating production systems. Therefore, we have reported this asset group as a discontinued operation for all periods presented in the consolidated financial statements. The GTL joint venture was a part of this asset group, and thus, the gain from the divestiture in 2005 has been included in discontinued operations in the consolidated statements of income. The gain on sale of our shares of MODEC, Inc. remains in income from continuing operations for 2005 as the gain resulted from management’s decision to hold the investment after the transaction date rather than as a result of the operations that were discontinued.

NOTE 5. INVENTORIES

Inventories consisted of the following:

	December 31,
(In millions)	2007	2006
Raw materials	$198.7	$155.6
Work in process	148.2	168.3
Finished goods	497.3	420.0

Gross inventories before LIFO reserves and valuation adjustments	844.2	743.9
LIFO reserves and valuation adjustments	(169.0)	(159.5)

Net inventories	$675.2	$584.4

Net inventories accounted for under the LIFO method totaled $183.8 million and $165.9 million at December 31, 2007 and 2006, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $115.2 million and $108.5 million at December 31, 2007 and 2006, respectively. During 2006 we reduced certain LIFO inventories which were carried at costs lower than the current replacement costs. The result was a decrease in cost of sales by approximately $0.1 million in 2006. There were no reductions of LIFO inventory in 2007 or 2005.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(In millions)	2007	2006
Land and land improvements	$21.7	$23.7
Buildings	191.5	170.9
Machinery and equipment	775.6	659.0
Construction in process	147.4	77.4

	1,136.2	931.0
Accumulated depreciation	(557.1)	(486.6)

Property, plant and equipment, net	$579.1	$444.4

Depreciation expense was $64.5 million, $56.1 million, and $52.7 million in 2007, 2006, and 2005, respectively.

The amount of interest cost capitalized was $5.4 million, $3.0 million and $1.3 million in 2007, 2006 and 2005, respectively.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill—

The carrying amount of goodwill by business segment was as follows:

	December 31,
(In millions)	2007	2006
Energy Production Systems	$133.7	$87.7
Energy Processing Systems	14.1	10.7

Subtotal Energy Systems	147.8	98.4
FoodTech	15.7	15.4
Airport Systems	9.1	9.0

Total goodwill	$172.6	$122.8

In 2007, we recorded $34.4 million in goodwill in connection with our purchases of minority interests in CDS (Note 4) and $3.3 million related to an acquisition in the Energy Processing Systems segment. Certain of our goodwill balances are subject to foreign currency translation adjustments. Fluctuations in exchange rates contributed $12.1 million of the increase in the total goodwill balance for 2007.

Intangible assets—The components of intangible assets were as follows:

	December 31,
	2007		2006
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$50.0	$10.6	$32.6	$9.2
Patents and acquired technology	74.2	28.8	50.5	23.9
Trademarks	22.2	7.5	20.3	6.2
Other	4.5	3.2	1.3	0.8

Total intangible assets	$150.9	$50.1	$104.7	$40.1

Additions to our intangible assets during 2007 included assets associated with our purchases of minority interests in CDS (Note 4). The acquisition included customer lists of $15.6 million with a weighted average life of 15 years and patents and acquired technology of $19.6 million with a weighted average life of 15 years.

All of our acquired identifiable intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. We recorded $8.9 million, $4.5 million and $4.6 million in amortization expense related to acquired intangible assets during the years ended December 31, 2007, 2006 and 2005, respectively. In the fourth quarter of 2007, we determined that the remaining lives for intangible assets related to the acquisition of CDS were in excess of their estimated useful lives. Therefore, we effected a change in estimate to reduce the remaining life for customer lists from 25 years to 15 years; for patents and acquired technology from 20 years to 15 years; and for trademarks from 20 years to 10 years. We accounted for this change in estimate in the fourth quarter of 2007 and the impact was not material. During the years 2008 through 2012, annual amortization expense is expected to be as follows: $9.6 million in 2008, $8.8 million in 2009, $8.2 million in 2010, $7.9 million in 2011, and $7.7 million in 2012.

NOTE 8. SALE LEASEBACK TRANSACTION

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

NOTE 9. DEBT

In December 2007, we entered into a $600 million five-year revolving credit agreement maturing in December 2012 with JPMorgan Chase Bank, N.A., as Administrative Agent. Borrowings under the credit agreement accrue interest at a rate equal to, at our option; either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) an interest rate of 31 basis points above the London Interbank Offered Rate (“LIBOR”). The margin over LIBOR is variable and is determined based on our debt rating. Among other restrictions, the terms of the credit agreement include negative covenants related to liens and a financial covenant related to the debt to earnings ratio. We are in compliance with all restrictive covenants as of December 31, 2007.

Available capacity under the credit facility is reduced by outstanding letters of credit associated with the facility, which totaled $19.6 million as of December 31, 2007, and any outstanding commercial paper. Unused capacity under the credit facility at December 31, 2007 totaled $477.4 million.

In connection with the establishment of the $600 million revolving credit agreement in December 2007, we terminated our $250 million and $370 million five-year revolving credit agreements maturing November 2010. Borrowings on these facilities as of December 31, 2006 totaled $203.0 million.

We have a $5 million short-term uncommitted credit facility maturing on December 31, 2008. There were no borrowings under the facility at December 31, 2007.

Commercial paper—Under our commercial paper program, we have the ability to access $400 million of short-term financing through our commercial paper dealers subject to the limit of unused capacity of the $600 million five-year revolving credit facility. Commercial paper borrowings are issued at market interest rates.

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

Short-term debt and current portion of long-term debt—Short-term debt and current portion of long-term debt consisted of the following:

	December 31,
(In millions)	2007	2006
Property financing	$0.4	$0.4
Foreign uncommitted credit facilities	6.8	5.3
Other	—	0.1

Total short-term debt and current portion of long-term debt	$7.2	$5.8

Long-term debt—Long-term debt consisted of the following:

	December 31,
(In millions)	2007	2006
Revolving credit facilities	$—	$203.0
Commercial paper (1)	103.0	—
Property financing	8.9	9.3
Other	0.7	0.8

Total long-term debt	112.6	213.1
Less: current portion	(0.4)	(0.5)

Long-term debt, less current portion	$112.2	$212.6

(1)	Committed credit available under our five-year revolving credit facility provided the ability to refinance our commercial paper obligations on a long-term basis. Therefore, at December 31, 2007, as we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheet. Commercial paper borrowings as of December 31, 2007 had an average interest rate of 5.05%.

Maturities of total long-term debt as of December 31, 2007, are payable as follows: $0.4 million in 2008, $0.4 million in 2009, $0.5 million in 2010, $0.5 million in 2011, $103.7 million in 2012 and $7.1 million thereafter.

Interest rate swaps—During 2007, we held interest rate swaps related to interest payments on $150.0 million of our variable rate borrowings on our $370 million revolving credit facility. The effect of these interest rate swaps, which were acquired in December 2005, was to fix the effective annual interest rate of these variable rate borrowings at 5.25%. The swaps were accounted for as cash flow hedges. In December 2007, the variable rate borrowings on the $370 million revolving credit facility were repaid in full and replaced with variable rate commercial paper. The swaps were terminated in January 2008.

The deferred gain from a prior discontinued swap transaction in the amount of $4.6 million was included in accumulated other comprehensive loss as of December 31, 2006, and $3.6 million of the gain has been amortized into interest expense during 2007 as interest expense on the underlying debt affected earnings.

NOTE 10. INCOME TAXES

Domestic and foreign components of income before income taxes are shown below:

	Year Ended December 31,
(In millions)	2007	2006	2005
Domestic	$138.6	$69.3	$9.7
Foreign	325.4	225.7	199.4

Income before income taxes	$464.0	$295.0	$209.1

The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2007	2006	2005
Current:
Federal	$60.6	$6.2	$30.7
State	5.1	3.3	3.0
Foreign	85.3	38.0	53.2

Total current	151.0	47.5	86.9

Deferred:
(Decrease) increase in the valuation allowance for deferred tax assets	1.5	(12.0)	(1.0)
Other deferred tax expense (benefit)	4.0	48.6	(9.0)

Total deferred	5.5	36.6	(10.0)

Provision for income taxes	$156.5	$84.1	$76.9

Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2007	2006
Deferred tax assets attributable to:
Accrued expenses	$36.5	$48.0
Foreign tax credit carryforwards	28.4	31.9
Accrued pension and other postretirement benefits	27.8	26.1
Stock-based compensation	26.2	23.1
Net operating loss carryforwards	16.5	19.1
Inventories	18.8	16.5
Other	25.0	0.4

Deferred tax assets	179.2	165.1
Valuation allowance	(6.4)	(4.9)

Deferred tax assets, net of valuation allowance	172.8	160.2

Deferred tax liabilities attributable to:
Revenue in excess of billings on contracts accounted for under the percentage of completion method	63.8	54.7
Property, plant and equipment, goodwill and other assets	72.3	44.5

Deferred tax liabilities	136.1	99.2

Net deferred tax assets	$36.7	$61.0

At December 31, 2007 and 2006, the carrying amount of net deferred tax assets and the related valuation allowance included the impact of foreign currency translation adjustments. Included in our deferred tax assets at December 31, 2007 are U.S. foreign tax credit carryforwards of $28.4 million, which, if not utilized, will begin to expire after 2014. Realization of these deferred tax assets is dependent on the generation of sufficient U.S. taxable income prior to the above date. Based on long-term forecasts of operating results, management believes that it is more likely than not that domestic earnings over the forecast period will result in sufficient U.S. taxable income to fully realize these deferred tax assets. In its analysis, management has considered the effect of foreign deemed dividends and other expected adjustments to domestic earnings that are required in determining U.S. taxable income. Foreign earnings taxable to us as dividends, including deemed dividends for U.S. tax purposes, were $78.5 million, $20.1 million, and $474.2 million in 2007, 2006 and 2005, respectively. The significant increase in the amount of dividends in 2005 compared to 2007 and 2006 is due to the repatriation of foreign earnings under the American Jobs Creation Act of 2004 (the “JOBS Act”) in 2005. Also included in deferred tax assets are tax benefits related to net operating loss carryforwards attributable to foreign entities. If not utilized, these net operating loss carryforwards will begin to expire in 2009. Management believes it is more likely than not that we will not be able to utilize certain of these operating loss carryforwards before expiration; therefore, we have established a valuation allowance against the related deferred tax assets.

By country, current and non-current deferred income taxes included in our consolidated balance sheet at December 31, 2007, were as follows:

	December 31, 2007
(In millions)	Current asset (liability)	Non-current asset (liability)	Total
United States	$34.0	$83.2	$117.2
Norway	(53.5)	5.9	(47.6)
Brazil	(11.2)	(8.2)	(19.4)
Other foreign	(0.4)	(13.1)	(13.5)

Net deferred tax assets (liabilities)	$(31.1)	$67.8	$36.7

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which changes the threshold for recognizing the benefit of an uncertain tax position, prescribes a method for measuring the tax benefit to be recorded and requires incremental quantitative and qualitative disclosures about uncertain tax positions. We adopted FIN No. 48 effective January 1, 2007. The adoption of FIN No. 48 did not have a material effect on our results of operations or financial position.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	Federal, State and Foreign Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Net
Balance at January 1, 2007	$18.5	$2.1	$20.6	$(1.5)	$19.1
Additions for tax positions related to the current year	2.2	—	2.2	(0.1)	2.1
Additions for tax positions related to prior years	0.3	2.0	2.3	(0.8)	1.5
Reductions for tax positions due to settlements	—	—	—	—	—
Reductions due to a lapse of the statute of limitations	—	—	—	—	—
Other reductions for tax positions related to prior years	(2.1)	(0.6)	(2.7)	0.3	(2.4)

Balance at December 31, 2007	18.9	3.5	22.4	(2.1)	20.3
Less tax positions related to temporary differences	(2.1)	—	(2.1)	0.1	(2.0)

Tax positions that, if recognized, would impact the effective tax rate as of December 31, 2007	$16.8	$3.5	$20.3	$(2.0)	$18.3

It is our policy to classify interest expense and penalties recognized on underpayments of income taxes as income tax expense. The gross amounts of interest expense and penalties included in unrecognized tax benefits as of January 1 and December 31, 2007 are reflected in the table above.

It is reasonably possible that within twelve months unrecognized tax benefits related to certain tax reporting positions taken in prior periods could decrease by up to $11.7 million, due to either the expiration of the statute of limitations in certain jurisdictions or the resolution of current income tax examinations, or both.

Tax years after 1995, 2001 and 2002 remain subject to examination in Norway, Brazil and the United States, respectively.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
	2007	2006	2005
Statutory U.S. federal income tax rate	35%	35%	35%
Net difference resulting from:
Foreign earnings subject to different tax rates	(4)	(4)	(6)
Tax on foreign intercompany dividends and deemed dividends for tax purposes	1	—	14
Settlement of IRS audit	—	—	(2)
Adjustment of foreign deferred tax accounts	—	—	(3)
Change in valuation allowance	—	(4)	—
Other	2	2	(1)

Total difference	(1)	(6)	2

Effective income tax rate	34%	29%	37%

The 2006 provision for income taxes included the reversal of a $12.2 million valuation allowance on deferred tax assets related to our Brazilian operations. Profitability and updated projections for future taxable income in Brazil caused us to change our assessment of the recoverability of deferred tax assets and reverse the valuation allowance established in prior years.

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

Also included in the 2005 provision for income taxes is a tax benefit of $5.2 million resulting from the resolution of a U.S. federal income tax audit and a tax benefit of $5.4 million resulting from the correction of an immaterial error related to accounting for deferred taxes.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. The cumulative balance of these undistributed earnings was $532.3 million at December 31, 2007. It is not practicable to determine the amount of applicable taxes that would be incurred if any of these earnings were repatriated.

NOTE 11. PENSIONS AND POSTRETIREMENT AND OTHER BENEFIT PLANS

We have funded and unfunded defined benefit pension plans that together cover substantially all of our U.S. employees. The plans provide defined benefits based on years of service and final average salary. Foreign-based employees are eligible to participate in FMC Technologies-sponsored or government-sponsored benefit plans to which we contribute. Several of the foreign defined benefit pension plans sponsored by us provide for employee contributions; the remaining plans are noncontributory.

We have other postretirement benefit plans covering substantially all of our U.S. employees who were hired prior to January 1, 2003. The postretirement health care plans are contributory; the postretirement life insurance plans are noncontributory.

We have adopted the provisions of SFAS No. 87, “Employers’ Accounting for Pensions,” as amended by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires recognition of the funded status of defined benefit postretirement plans as an asset or liability in the consolidated balance sheet and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of a plan’s assets and its obligations that determine its funded status as of the date of the consolidated balance sheet. We have applied this guidance to our domestic pension and other postretirement benefit plans as well as for many of our non-U.S. plans, including those covering employees in the United Kingdom, Norway, Germany, France, Sweden and Canada. In 2007, we included our defined benefit plans covering employees in Belgium to the pension disclosures. The opening projected benefit obligation and plan assets are reflected in the plan transition caption of the funded status reconciliation. Pension expense measured in compliance with SFAS No. 87 for the other non-U.S. pension plans is not materially different from the locally reported pension expense.

The funded status of our U.S. qualified and nonqualified pension plans, certain foreign pension plans and U.S. postretirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2007 and 2006, were as follows:

	Pensions		Other postretirement benefits
(In millions)	2007	2006	2007	2006
Accumulated benefit obligation	$755.7	$713.2

Projected benefit obligation at January 1	$841.6	$739.7	$20.5	$21.1
Service cost	39.0	32.6	0.3	0.4
Interest cost	48.9	42.0	1.2	1.2
Actuarial (gain) loss	(19.9)	22.2	(0.7)	(0.4)
Amendments	0.6	(3.9)	0.1	—
Plan transition	13.2	—	—	—
Foreign currency exchange rate changes	15.1	30.2	—	—
Plan participants’ contributions	3.3	4.8	0.9	2.4
Benefits paid	(30.1)	(26.0)	(2.6)	(4.2)

Projected benefit obligation at December 31	911.7	841.6	19.7	20.5

Fair value of plan assets at January 1	769.3	630.2	—	—
Actual return on plan assets	34.9	92.4	—	—
Company contributions	43.2	45.0	1.7	1.8
Plan transition	7.8	—	—	—
Foreign currency exchange rate changes	13.4	22.9	—	—
Plan participants’ contributions	3.3	4.8	0.9	2.4
Benefits paid	(30.1)	(26.0)	(2.6)	(4.2)

Fair value of plan assets at December 31	841.8	769.3	—	—

Funded status of the plans (liability) at December 31	$(69.9)	$(72.3)	$(19.7)	$(20.5)

Other noncurrent assets	$17.9	$11.0	$—	$—
Current portion of accrued pension and other postretirement benefits	(13.6)	(4.2)	(1.5)	(1.8)
Accrued pension and other postretirement benefits, net of current portion	(74.2)	(79.1)	(18.2)	(18.7)

Funded status recognized in the consolidated balance sheets at December 31, 2007 and 2006	$(69.9)	$(72.3)	$(19.7)	$(20.5)

Amounts recognized in accumulated other comprehensive (income) loss:
Unrecognized actuarial (gain) loss	$128.7	$129.8	$(0.2)	$0.5
Unrecognized prior service credit	(2.2)	(2.3)	(11.8)	(14.4)
Unrecognized transition asset	(3.3)	(3.6)	—	—

Accumulated other comprehensive (income) loss at December 31	$123.2	$123.9	$(12.0)	$(13.9)

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$184.9	$333.5	$19.7	$20.5
Aggregate fair value of plan assets	97.1	250.2	—	—

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	$67.2	$52.3
Aggregate fair value of plan assets	9.1	0.3

The following table summarizes the components of net periodic benefit cost:

	Pensions			Other postretirement benefits
(In millions)	2007	2006	2005	2007	2006	2005
Components of net annual benefit cost:
Service cost	$39.0	$32.6	$26.0	$0.3	$0.4	$0.5
Interest cost	48.9	42.0	36.9	1.2	1.2	1.6
Expected return on plan assets	(62.8)	(53.2)	(45.5)	—	—	—
Amortization of transition asset	(0.6)	(0.6)	(0.5)	—	—	—
Amortization of prior service cost (credit)	0.5	0.5	0.8	(2.5)	(2.6)	(2.0)
Amortization of net actuarial loss (gain)	9.5	10.2	6.0	—	0.1	(0.1)

Net annual benefit cost (income)	$34.5	$31.5	$23.7	$(1.0)	$(0.9)	$—

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$8.0			$(0.7)
Amortization of net actuarial loss	(9.5)			—
Prior service cost	0.6			0.1
Amortization of prior service (cost) credit	(0.5)			2.5
Amortization of transition asset	0.6			—

Total recognized in other comprehensive income	(0.8)			1.9

Total recognized in net periodic benefit cost and other comprehensive income	$33.7			$0.9

The estimated net actuarial loss, prior service cost, and transition asset for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $3.6 million, $0.3 million and $0.6 million, respectively. The estimated prior service benefit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $2.6 million. Prior service costs and the unrecognized actuarial losses are amortized on a straight-line basis over the average remaining service period of employees eligible to receive benefits under the plan.

Key assumptions—The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions		Other postretirement benefits
	2007	2006	2007	2006
Discount rate	6.02%	5.62%	6.50%	6.00%
Rate of compensation increase	4.00%	3.85%	—	—

The weighted average discount rate for pensions rose from 5.62% in 2006 to 6.02% in 2007, which resulted from increases in the discount rates used in determining the pension benefits for the U.K. and U.S. plans. The discount rate used for determining the U.K. pension benefit obligations grew from 5.00% in 2006 to 5.61% in 2007. Similarly, the discount rate used in determining U.S. pension benefit obligations increased from 6.00% in 2006 to 6.50% in 2007. The increases were attributable to the availability of higher yield securities in the market.

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions			Other postretirement benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.62%	5.46%	5.82%	6.00%	5.80%	6.00%
Rate of compensation increase	3.85%	3.58%	3.94%	—	—	—
Expected rate of return on plan assets	8.46%	8.57%	8.56%	—	—	—

Our estimate of expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions and long-term growth expectations. Actual asset returns, net of expenses, have been 4.3%, 13.2% and 10.7% for the years 2007, 2006 and 2005, respectively. On trailing five-year and ten-year annualized bases, actual returns on plan assets have exceeded the expected rates of return.

In September 2005, we adopted changes to the plan design and cost sharing structure for our pre-65 and post-65 retiree healthcare plans and integration of the Medicare Part D prescription drug component into our post-65 retiree healthcare plan. These changes, which were effective on January 1, 2006, resulted in a reduction in the benefit obligation of $9.9 million.

For measurement purposes, 8.0% and 10.0% increases in the per capita cost of health care benefits for pre-age 65 retirees and post-age 65 retirees are assumed for 2008. The rates of increase are forecast to decrease gradually to 5% in 2011 and remain at that level thereafter. Assumed health care cost trend rates will not have an effect on the amounts reported for the postretirement health care plan since our benefit obligation under the plan was fully capped at the 2002 benefit level. Accordingly, a one percentage point change in the assumed health care cost trend rates would not have a significant effect on total service and interest costs or on our postretirement health care obligation under this plan.

Plan assets—Our pension plan asset allocation, by asset category, was as follows:

	December 31,
(Percent of plan assets)	2007	2006
Equity securities	83.9%	84.9%
Insurance contracts	11.5	7.9
Cash	3.1	5.9
Debt securities	0.3	0.3
Other	1.2	1.0

Total	100.0%	100.0%

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

Contributions—We expect to contribute approximately $50 million to our pension and other postretirement benefit plans in 2008. The pension contributions will be primarily for the U.S., U.K. and Norway qualified pension plans. Additionally, the expected contribution amount includes the funding for projected lump sum payouts in our non-qualified pension plans. All of the contributions are expected to be in the form of cash. In 2007 and 2006, we contributed $43.2 million and $45.0 million to the pension plans, respectively, which included $15.0 million and $16.8 million, respectively, to the U.S. qualified pension plan.

Estimated future benefit payments—The following table summarizes expected benefit payments from our various pension and postretirement benefit plans through 2017. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions	Other postretirement benefits
2008	$39.5	$1.5
2009	38.3	1.6
2010	33.6	1.7
2011	37.0	1.8
2012	38.9	1.8
2013-2017	249.1	9.7

Savings Plans—The FMC Technologies, Inc. Savings and Investment Plan, a qualified salary reduction plan under Section 401(k) of the Internal Revenue Code, is a defined contribution plan. Additionally, we have a non-qualified deferred compensation plan, the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (“Non-Qualified Plan”), which allows certain highly compensated employees the option to defer the receipt of a portion of their salary. We match a portion of the participants’ deferrals to both plans.

Participants in the Non-Qualified Plan earn a return based on hypothetical investments in the same options as our 401(k) plan, including FMC Technologies stock. Changes in the market value of these participant investments are reflected as an adjustment to the deferred compensation liability with an offset to compensation expense. As of December 31, 2007 and 2006, our liability for the Non-Qualified Plan was $38.0 million and $27.7 million, respectively, and was recorded in other non-current liabilities. We hedge the financial impact of changes in the participants’ hypothetical investments by purchasing the investments that the participants have chosen. With the exception of FMC Technologies stock, which is maintained at its cost basis, changes in the fair value of these investments are recognized as an offset to compensation expense. As of December 31, 2007 and 2006, we had investments for the Non-Qualified Plan totaling $28.3 million and $20.7 million, respectively, at fair market value and FMC Technologies stock held in trust of $5.4 million and $4.5 million, respectively, at its cost basis.

We recognized expense of $13.5 million, $12.7 million and $11.1 million, for matching contributions to these plans in 2007, 2006 and 2005, respectively.

NOTE 12. STOCK-BASED COMPENSATION

We sponsor a share based compensation plan, which is described below, and have granted awards primarily in the form of nonvested stock awards (also known as restricted stock in the plan document) and stock options. The compensation expense for awards under the plan for each of the years in the three year period ended December 31, 2007 is as follows:

	2007	2006	2005
(In millions)
Stock-based compensation expense
Restricted stock	$24.2	$18.1	$12.0
Stock options	—	1.6	3.7
Other	1.7	1.2	0.8

Total stock-based compensation expense	$25.9	$20.9	$16.5

Income tax benefits related to stock-based compensation expense	$9.6	$8.2	$6.4

Stock-based compensation expense is recognized over the lesser of the stated vesting period (three or four years) or the period until the employee reaches age 62 (the retirement eligible age under the plan). As of December 31, 2007, a portion of the stock-based compensation expense related to outstanding awards remains to be recognized in future periods. The compensation expense related to nonvested awards yet to be recognized totaled $30.3 million for restricted stock. These costs are expected to be recognized over a weighted average period of 1.5 years.

Incentive compensation and stock plan—The FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”) provides certain incentives and awards to officers, employees, directors and consultants of FMC Technologies or its affiliates. The Plan allows our Board of Directors (the “Board”) to make various types of awards to non-employee directors and the Compensation Committee (the “Committee”) of the Board to make various types of awards to other eligible individuals. Awards include management incentive awards, common stock, stock options, stock appreciation rights, restricted stock and stock units. All awards are subject to the Plan’s provisions.

An aggregate of 33.0 million shares of our common stock were authorized for awards under the Plan. As of December 31, 2007, 4.8 million shares are reserved to satisfy awards currently and 12.3 million shares are available for future awards granted.

Management incentive awards may be awards of cash, common stock options, restricted stock or a combination thereof. Grants of common stock options may be incentive and/or nonqualified stock options. Under the plan, the exercise price for options cannot be less than the market value of our common stock at the date of grant. Options vest in accordance with the terms of the award as determined by the Committee, which is generally after three years of service, and expire not later than 10 years after the grant date. Restricted stock grants specify any applicable performance goals, the time and rate of vesting and such other provisions as determined by the Committee. Restricted stock grants generally vest after three to four years of service. Additionally, most awards vest immediately upon a change of control as defined in the Plan agreement. A change of control is deemed to have occurred if (i) an individual or group acquires 20% or more of our then outstanding stock, (ii) a sale or other disposition of all or substantially all of our assets is consummated, (iii) a reorganization or merger is completed resulting in the shareholders immediately prior to the transaction holding 60% or less of the shares of the newly created corporation or (iv) a majority of the Board of Directors is replaced by means of an election contest or solicitation of proxies.

Stock-based compensation awards to non-employee directors consist of stock units, restricted stock and common stock options. Awards to non-employee directors generally vest on the date of our annual stockholder meeting following the date of grant. Stock options are not exercisable, and restricted stock and stock units are not issued, until a director ceases services to the Board. At December 31, 2007, outstanding awards to active and retired non-employee directors included 11 thousand vested stock options and 383 thousand stock units.

Restricted stock—

A summary of the nonvested restricted stock awards as of December 31, 2007 and changes during the year is presented below:

(Number of restricted stock shares in thousands)	Shares	Weighted- average grant date fair value
Nonvested at December 31, 2006	3,192	$17.49
Granted	1,040	$33.11
Vested / Settled	(1,051)	$12.13
Forfeited	(45)	$20.95

Nonvested at December 31, 2007	3,136	$24.42

In 2007, we granted time-based restricted stock awards, as well as awards with performance and market conditions. The vesting period for these awards is three years from the grant date.

For current year performance-based awards, the payout was dependent upon our performance relative to a peer group of companies with respect to EBITDA growth and return on investment for the year ending December 31, 2007. Based on results for the performance period, the payout will be 228 thousand shares at the vesting date in January 2010. Compensation cost has been measured for 2007 based on the actual outcome of the performance conditions.

For current year market-based awards, the payout was contingent upon our performance relative to the same peer group of companies with respect to total shareholder return for the year ending December 31, 2007. Based on results for the performance period, the payout will be 114 thousand shares at the vesting date in January 2010. Compensation cost for these awards has been calculated using the grant date fair market value, as estimated using a Monte Carlo simulation.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31, 2007:

	2007	2006	2005
Weighted average grant date fair value of restricted stock awards granted	$33.11	$24.36	$16.84
Fair value of restricted stock vested (in millions)	$33.4	$18.3	$2.4

On January 2, 2008, restricted stock awards vested and approximately 965 thousand shares were issued to employees.

Stock options—

There were no options granted, forfeited or expired during the year ended December 31, 2007.

The following shows stock option activity for the year ended December 31, 2007:

(Number of stock options in thousands, intrinsic value in millions)	Shares under option	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,136	$10.45
Exercised	(1,843)	$10.44

Outstanding and exercisable at December 31, 2007	1,293	$10.45	4.8	$59.8

The aggregate intrinsic value reflects the value to the option holders, or the difference between the market price as of December 31, 2007 and the exercise price of the option, which would have been received by the option holders had all options been exercised as of that date. While the intrinsic value is representative of the value to be gained by the option holders, this value is not indicative of compensation expense recorded by us. Compensation expense on stock options was calculated on the date of grant using the fair value of the options, as determined by a Black-Scholes option pricing model and the number of options granted, reduced by estimated forfeitures.

The intrinsic value of options exercised for each of the years in the three year period ended December 31, 2007 was $59.5 million, $51.0 million and $20.9 million, respectively.

APIC pool—

In November 2005, the FASB issued Staff Position FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid in capital (“APIC”) pool. During the third quarter of 2006, we elected to adopt the transition guidance for the APIC pool in paragraph 81 of SFAS No. 123R. The APIC pool reflects the excess tax benefits generated upon stock option exercise or restricted stock issuance when our allowable income tax deduction for the award exceeds the compensation expense recorded for book purposes. Subsequent to adoption, the APIC pool will be increased by tax benefits from stock-based compensation and decreased by tax losses caused when the recorded stock-based compensation for book purposes exceeds the allowable income tax deduction. As of December 31, 2007, our APIC pool totaled $47.7 million.

NOTE 13. STOCKHOLDERS’ EQUITY

Capital stock—The following is a summary of our capital stock activity during each of the years in the three-year period ended December 31, 2007:

(Number of shares in thousands)	Common stock issued	Common stock held in employee benefit trust	Common stock held in treasury
December 31, 2004	137,608	214	—
Stock awards	2,404	—	—
Treasury stock purchases	—	—	3,502
Net stock purchased for employee benefit trust	—	42	—

December 31, 2005	140,012	256	3,502
Stock awards	2,736	—	(548)
Treasury stock purchases	—	—	5,038
Net stock sold from employee benefit trust	—	(30)	—

December 31, 2006	142,748	226	7,992
Stock awards	411	—	(2,204)
Treasury stock purchases	—	—	7,882
Net stock sold from employee benefit trust	—	(56)	—

December 31, 2007	143,159	170	13,670

The plan administrator of the Non-Qualified Plan purchases shares of our common stock on the open market. Such shares are placed in a trust owned by FMC Technologies.

In February 2005, we announced plans to begin repurchasing shares subject to our four million share authorization by the Board of Directors. During 2005, we repurchased 3.5 million shares for $63.9 million. In February 2006, the Board of Directors approved the repurchase of an additional ten million shares of our issued and outstanding common stock. In the year ended December 31, 2006, we repurchased 5.0 million shares for $142.5 million. In February 2007, the Board of Directors approved the repurchase of an additional 16 million shares of our issued and outstanding common stock. There were 7.9 million shares repurchased for $287.4 million in the year ended December 31, 2007. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our employee stock plans. The treasury shares are accounted for using the cost method.

No cash dividends were paid on our common stock in 2007, 2006 or 2005.

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

Accumulated other comprehensive income (loss)—Accumulated other comprehensive income (loss) consisted of the following:

	December 31,
(In millions)	2007	2006
Cumulative foreign currency translation adjustments	$(1.2)	$(49.9)
Cumulative deferral of hedging gains, net of tax of $16.4 and $6.8, respectively	30.3	12.0
Cumulative deferral of pension and other postretirement benefit losses, net of tax of $34.9 and $35.7, respectively	(76.3)	(74.3)

Accumulated other comprehensive loss	$(47.2)	$(112.2)

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Derivative financial instruments— We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and interest rates. We hold the following types of derivative instruments:

Foreign exchange rate forward contracts—The purpose of this instrument is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies.

Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of this instrument is to match offsetting currency payments for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries.

Interest rate swaps—The purpose of this instrument is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western and Eastern Europe, South America, Asia, and Canada. The purpose of our foreign currency hedging activities is to manage the volatility associated with anticipated foreign currency purchases and sales created in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than 3 years.

Our policy is to hold derivatives only for the purpose of hedging risks and not for trading purposes where the objective is solely to generate profit. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives.

The following table of all outstanding derivative instruments is based on estimated fair value amounts that have been determined using available market information and commonly accepted valuation methodologies. Accordingly, the estimates presented may not be indicative of potential gains or losses on these agreements.

	December 31, 2007		December 31, 2006
(In millions)	Short Term	Long Term	Short Term	Long Term
Assets	$159.2	$106.0	$13.7	$23.5

Liabilities	$110.0	$72.0	$16.7	$15.8

Hedge ineffectiveness and the portion of cash flow hedges excluded from the assessment of hedge effectiveness were a gain of $5.7 million, a loss of $1.9 million, and were not material for the years ended December 31, 2007, 2006, 2005, respectively. These gains and losses are recorded in cost of sales on the consolidated statements of income and in other expense, net in the reconciliation of segment operating profit to income before income taxes.

Gains related to discontinued hedging relationships were $7.5 million, $3.8 million, and $0.4 million for the years ending December 31, 2007, 2006, and 2005, respectively. These gains are recorded in cost of sales on the consolidated statements of income and in segment operating profit in the reconciliation of segment operating profit to income before income taxes.

Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive income of $30.3 million at December 31, 2007. We expect to transfer approximately $16.4 million of that amount to earnings during 2008 when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by 2012.

At times we enter into derivative contracts, such as forwards, options, or collars, to create a hedge against exchange rate exposure for foreign currency movements. The exposures include assets and liabilities included on our balance sheet denominated in a currency other than the local functional currency, embedded derivatives, and fixed contracts bid in a foreign currency. These derivatives do not qualify as, nor are they designated as, hedges and therefore gains or losses for the period are recognized in earnings immediately. The gains and losses, net of remeasurement of assets and liabilities, recorded in earnings for instruments not designated as hedging instruments were a gain of $21.7 million, and losses of $1.6 million and $5.0 million for the years ending December 31, 2007, 2006, and 2005, respectively. These gains and losses are recorded in other income (expense), net on the consolidated statements of income and in other expense, net in the reconciliation of segment operating profit to income before income taxes.

Fair value disclosures — The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper, and debt associated with revolving credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value because of their short-term maturities. Investments and derivative financial instruments are carried at fair value, determined using available market information.

Credit risk — By their nature financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses are established based on collectibility assessments.

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

As parties to the SDA, FMC Corporation and FMC Technologies each indemnify the other party from liabilities arising from their respective businesses or contracts, from liabilities arising from breach of the SDA, from certain claims made prior to our spin-off from FMC Corporation, and for claims related to discontinued operations (Note 17).

MODEC International LLC and MODEC, Inc.—Until 2004, we were a partner in the MODEC International LLC joint venture. MODEC, Inc. was the parent of our joint venture partner in MODEC International LLC. During 2004, we elected to exchange our interest in MODEC International LLC for cash and shares of MODEC, Inc. common stock, which we subsequently sold in 2005. In 2006, MODEC, Inc. purchased our Floating Systems subsidiary (Note 4).

Peledimia—The consideration provided for the acquisition of the CDS minority interest (Note 4) included a note payable for 6.8 million Euros, or $9.9 million. The payee is owned by a member of CDS management and thus is considered a related party. The note, which is payable in two installments scheduled for 2009 and 2011, bears interest at 6%. Interest is remitted annually.

NOTE 16. WARRANTY OBLIGATIONS

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

(In millions)	2007	2006
Balance at beginning of year	$18.6	$17.9
Expenses for new warranties	31.8	20.5
Adjustments to existing accruals	(1.6)	(1.8)
Claims paid	(23.8)	(18.0)

Balance at end of year	$25.0	$18.6

NOTE 17. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments—We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide for payment of property taxes, insurance and repairs by us. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $66.8 million, $52.9 million and $36.8 million in 2007, 2006 and 2005, respectively.

Minimum future rental payments under noncancelable operating leases amounted to $411.2 million as of December 31, 2007, and are payable as follows: $48.6 million in 2008, $42.9 million in 2009, $47.8 million in 2010, $43.0 million in 2011, $43.2 million in 2012 and $185.7 million thereafter. Minimum future rental payments to be received under noncancelable subleases totaled $9.0 million at December 31, 2007.

In the second quarter of 2007, we acquired additional shares of a majority-owned subsidiary, CDS. See Note 4 for further discussion. We have an unrecognized commitment to provide consideration in 2011 to certain employees contingent upon earnings and continued employment. We are currently unable to estimate the payment, if any, that would be made in 2011.

Contingent liabilities associated with guarantees—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $658.5 million at December 31, 2007, represented guarantees of our future performance. We also have provided $35.8 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

We were primarily liable for an Industrial Development Revenue Bond payable to Franklin County, Ohio, until the obligations under the bond were assigned to a third party when we sold the land securing the bond. At December 31, 2007, the maximum potential amount of undiscounted future payments that we could be required to make under this bond is $1.8 million through final maturity in October 2009. Should we be required to make any payments under the bond, we may recover the property from the current owner, sell the property and use the proceeds to satisfy our payments under the bond. Management believes that proceeds from the sale of the property would cover a substantial portion of any potential future payments required.

Management believes that the ultimate resolution of our known contingencies will not materially affect our consolidated financial position or results of operations.

Contingent liabilities associated with legal matters—We are named defendants in a number of multi-defendant, multi-plaintiff tort lawsuits. Under the SDA with FMC Corporation, which contains key provisions relating to our 2001 spin-off from FMC Corporation, FMC Corporation is required to indemnify us for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. We expect that FMC Corporation will bear responsibility for the majority of these claims. Claims of this nature have also been asserted subsequent to the spin-off. While the ultimate responsibility for all of these claims cannot yet be determined due to lack of identification of the products or premises involved, we also expect that FMC Corporation will bear responsibility for a majority of these claims initiated subsequent to the spin-off.

While the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position or results of operations and cash flows.

NOTE 18. BUSINESS SEGMENTS

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

Segment revenue and segment operating profit

	Year Ended December 31,
(In millions)	2007	2006	2005
Revenue:
Energy Production Systems (1)	$2,882.2	$2,249.5	$1,770.5
Energy Processing Systems	767.7	672.3	521.8
Intercompany eliminations	(2.4)	(1.3)	(3.0)

Subtotal Energy Systems	3,647.5	2,920.5	2,289.3
FoodTech	593.0	498.3	499.2
Airport Systems	383.7	344.0	327.3
Intercompany eliminations	(8.8)	(7.2)	(8.8)

Total revenue	$4,615.4	$3,755.6	$3,107.0

Income before income taxes:
Segment operating profit:
Energy Production Systems	$287.9	$191.2	$128.5
Energy Processing Systems	142.5	100.9	54.1

Subtotal Energy Systems	430.4	292.1	182.6
FoodTech	56.1	46.3	40.1
Airport Systems	31.8	25.9	23.8

Total segment operating profit	518.3	364.3	246.5

Corporate items:
Corporate expense (2)	(35.6)	(32.9)	(30.0)
Other expense, net (3)	(9.4)	(29.7)	(27.2)
Gain on sale of investment (4)	—	—	25.3
Net interest expense	(9.3)	(6.7)	(5.5)

Total corporate items	(54.3)	(69.3)	(37.4)

Income before income taxes	464.0	295.0	209.1
Provision for income taxes	156.5	84.1	76.9

Income from continuing operations	307.5	210.9	132.2
Income (loss) from discontinued operations, net of tax	(4.7)	65.4	(26.1)

Net income	$302.8	$276.3	$106.1

(1)	We have one customer in our Energy Production Systems segment that comprises approximately 10% of our consolidated revenue for the year ended December 31, 2007. No customer accounted for more than 10% of our consolidated revenue in the years ended December 31, 2006 or 2005.

(2)	Corporate expense primarily includes corporate staff expenses.

(3)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(4)	In 2005, we liquidated our investment in MODEC, Inc. and recorded a gain of $25.3 million (see Note 4).

Segment operating capital employed and segment assets

	December 31,
(In millions)	2007	2006
Segment operating capital employed (1):
Energy Production Systems	$676.9	$760.8
Energy Processing Systems	243.7	203.8

Subtotal Energy Systems	920.6	964.6
FoodTech	164.8	144.6
Airport Systems	114.6	92.2

Total segment operating capital employed	1,200.0	1,201.4
Segment liabilities included in total segment operating capital employed (2)	1,587.4	1,121.9
Corporate (3)	421.3	138.2
Assets of discontinued operations	2.4	26.3

Total assets	$3,211.1	$2,487.8

Segment assets:
Energy Production Systems	$1,834.4	$1,504.7
Energy Processing Systems	392.6	333.2
Intercompany eliminations	(2.6)	(1.7)

Subtotal Energy Systems	2,224.4	1,836.2
FoodTech	365.2	330.9
Airport Systems	197.8	156.2

Total segment assets	2,787.4	2,323.3
Corporate (3)	421.3	138.2
Assets of discontinued operations	2.4	26.3

Total assets	$3,211.1	$2,487.8

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO inventory reserves.

(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.

(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

Geographic segment information

Geographic segment sales were identified based on the location where our products and services were delivered. Geographic segment long-lived assets include investments; property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

	Year Ended December 31,
(In millions)	2007	2006	2005
Revenue (by location of customer):
United States	$1,376.4	$1,173.1	$993.9
Norway	740.9	429.1	430.8
All other countries	2,498.1	2,153.4	1,682.3

Total revenue	$4,615.4	$3,755.6	$3,107.0

	December 31,
(In millions)	2007	2006	2005
Long-lived assets:
United States	$331.1	$314.2	$279.3
Norway	139.5	57.4	40.1
Brazil	127.2	94.2	79.8
Netherlands	121.6	56.3	57.1
All other countries	213.9	177.8	120.2

Total long-lived assets	$933.3	$699.9	$576.5

Other business segment information

	Capital expenditures Year Ended December 31,			Depreciation and amortization Year Ended December 31,			Research and development expense Year Ended December 31,
(In millions)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Energy Production Systems	$162.1	$94.8	$59.3	$49.4	$36.3	$32.8	$34.9	$26.9	$23.5
Energy Processing Systems	12.4	16.2	9.4	10.0	8.2	7.7	5.9	6.1	5.7

Subtotal Energy Systems	174.5	111.0	68.7	59.4	44.5	40.5	40.8	33.0	29.2
FoodTech	21.3	21.2	19.3	19.9	20.9	20.2	12.0	10.6	12.1
Airport Systems	1.2	1.3	1.9	2.4	2.3	2.0	6.7	5.6	5.9
Corporate	5.5	4.6	1.2	2.5	2.6	2.0	—	—	—

Total	$202.5	$138.1	$91.1	$84.2	$70.3	$64.7	$59.5	$49.2	$47.2

NOTE 19. QUARTERLY INFORMATION (UNAUDITED)

	2007				2006
(In millions, except per share data and common stock prices)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$1,363.6	$1,136.0	$1,141.0	$974.8	$1,066.7	$931.2	$938.6	$819.1
Cost of sales	1,083.0	899.0	907.3	763.7	862.5	737.5	755.7	642.7
Income from continuing operations	93.0	79.5	72.9	62.1	64.8	57.5	45.4	43.2
Income (loss) from discontinued operations	(2.9)	(0.8)	(0.2)	(0.8)	38.0	3.5	20.1	3.8
Net income	$90.1	$78.7	$72.7	$61.3	$102.8	$61.0	$65.5	$47.0
Basic earnings per share (1)	$0.69	$0.60	$0.56	$0.46	$0.76	$0.45	$0.48	$0.34
Diluted earnings per share (1)	$0.68	$0.59	$0.55	$0.45	$0.74	$0.43	$0.46	$0.33
Common stock price:
High	$66.86	$58.48	$39.62	$35.34	$31.93	$35.14	$35.67	$25.91
Low	$54.12	$40.83	$34.63	$27.76	$25.19	$25.64	$25.34	$22.50

(1)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. We have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective in providing this reasonable assurance as of December 31, 2007. During the quarter ended December 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited FMC Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Criteria). FMC Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, FMC Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
February 29, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference from the section entitled “Board of Directors” of the Proxy Statement for the 2008 Annual Meeting of Stockholders. Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each of these committees operates pursuant to a written charter setting out the functions and responsibilities of the committee. The charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors may be found on our website at www.fmctechnologies.com under “Corporate Overview – Corporate Governance” and are also available in print to any stockholder upon request without charge by submitting a written request to Jeffrey W. Carr, General Counsel and Secretary, FMC Technologies, Inc., 1803 Gears Road, Houston, Texas 77067. Information concerning audit committee financial experts on the Audit Committee of the Board of Directors is incorporated herein by reference from the section entitled “Committees of the Board of Directors – Audit Committee” of the Proxy Statement for the 2008 Annual Meeting of Stockholders.

Information regarding our executive officers is presented in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the 2008 Annual Meeting of Stockholders.

We have adopted a code of ethics, which includes provisions that apply to our principal executive officer, principal financial officer, principal accounting officer or controller and other key professionals serving in a finance, accounting, treasury, tax or investor relations role. A copy of our code of ethics may be found on our website at www.fmctechnologies.com under “Corporate Overview – Corporate Governance” and is available in print to stockholders without charge by submitting a request to the address set forth above.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of the Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the section entitled “Security Ownership of FMC Technologies” of the Proxy Statement for the 2008 Annual Meeting of Stockholders. Additionally, Equity Plan Compensation Information is presented in Item 5 of Part II of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the section entitled “Relationship with Independent Public Accountants” of the Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements and Related Report of Independent Registered Public Accounting Firm:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

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

See Index of Exhibits beginning on page 75 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of FMC Technologies, Inc. and consolidated subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note 11 to the consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132R, which changed the method of accounting for pension and postretirement benefits. As described in Note 1 to the consolidated financial statements, effective October 1, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, modifying the method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FMC Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

Under date of February 29, 2008, we reported on the consolidated balance sheets of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2007, which are included in the annual report on Form 10-K for the year ended December 31, 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule II – Valuation and Qualifying Accounts. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
February 29, 2008

Schedule II—Valuation and Qualifying Accounts

(In thousands)
		Additions
Description	Balance at beginning of period	charged to costs and expenses	charged to other accounts (a)	Deductions and other (b)	Balance at end of period
Year ended December 31, 2005:
Allowance for doubtful accounts	$10,145	$589	$(492)	$1,141	$9,101
Valuation allowance for deferred tax assets	$17,906	$2,541	$1,474	$5,038	$16,883

Year ended December 31, 2006:
Allowance for doubtful accounts	$9,101	$610	$333	$993	$9,051
Valuation allowance for deferred tax assets	$16,883	$655	$1,247	$13,922	$4,863

Year ended December 31, 2007:
Allowance for doubtful accounts	$9,051	$630	$892	$1,546	$9,027
Valuation allowance for deferred tax assets	$4,863	$2,068	$291	$871	$6,351

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
Executive Vice President and
Chief Financial Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Signature

February 29, 2008	/s/ PETER D. KINNEAR
Peter D. Kinnear President, Chief Executive Officer and Director (Principal Executive Officer)

February 29, 2008	/s/ WILLIAM H. SCHUMANN, III
William H. Schumann, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 29, 2008	/s/ RONALD D. MAMBU
Ronald D. Mambu Vice President and Controller (Principal Accounting Officer)

February 29, 2008	/s/ JOSEPH H. NETHERLAND
Joseph H. Netherland, Chairman of the Board, Director

February 29, 2008	/s/ MIKE R. BOWLIN
Mike R. Bowlin, Director

February 29, 2008	/s/ PHILLIP J. BURGUIERES
Phillip J. Burguieres, Director

February 29, 2008	/s/ C. MAURY DEVINE
C. Maury Devine, Director

February 29, 2008	/s/ THOMAS M. HAMILTON
Thomas M. Hamilton, Director

February 29, 2008	/s/ ASBJØRN LARSEN
Asbjørn Larsen, Director

February 29, 2008	/s/ EDWARD J. MOONEY
Edward J. Mooney, Director

February 29, 2008	/s/ RICHARD A. PATTAROZZI
Richard A. Pattarozzi, Director

February 29, 2008	/s/ JAMES M. RINGLER
James M. Ringler, Director

February 29, 2008	/s/ JAMES R. THOMPSON
James R. Thompson, Director

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
2.1	Separation and Distribution Agreement by and between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 2.1 to the Form S-1/A filed on June 6, 2001).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form S-1/A filed on April 4, 2001).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 the Form S-1/A filed on April 4, 2001).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001).

10.1	Tax Sharing Agreement by and among FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.1 to the Form S-1/A filed on June 6, 2001).

10.2	Employee Benefits Agreement by and between FMC Corporation and the Company, dated as of May 30, 2001 (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on June 6, 2001).

10.3	Transition Services Agreement between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.3 to the Form S-1/A filed on June 6, 2001).

10.4*	FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4 to the Form S-1/A filed on June 6, 2001).

10.4.a*	First Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.a to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.4.b*	Second Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.b to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.4.c*	Third Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.c to the Quarterly Report on Form 10-Q filed on May 7, 2004).

10.4.d*	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from 10.4d to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.e*	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director) (incorporated by reference from 10.4e to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.f*	Form of Grant Agreement for Key Manager Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4f to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.g*	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from 10.4g to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.h*	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director) (incorporated by reference from 10.4h to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.i*	Form of Grant Agreement for Stock Appreciation Rights Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4i to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.j*	Form of Grant Agreement for Performance Units Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4j to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.k*	Form of Long Term Incentive Performance Share Restricted Stock Agreement Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4k to the Quarterly Report on Form 10-Q filed on May 9, 2006).

10.4.l*	Fourth Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4l to the Quarterly Report on Form 10-Q filed on May 9, 2006).

10.4.m*	Fifth Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4m to the Quarterly Report on Form 10-Q filed on May 10, 2007).

10.4.n*	Sixth Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4n to the Quarterly Report on Form 10-Q filed on August 8, 2007).

10.4.o*	Seventh Amendment of the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4o to the Form 8-K filed on October 11, 2007).

10.5*	Forms of Executive Severance Agreements (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 9, 2006).

10.7.a*	FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.7.b*	FMC Technologies, Inc. Equivalent Retirement Plan Grantor Trust Agreement (incorporated by reference from Exhibit 10.7.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.7.c*	First Amendment to the FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.a*	FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.b*	FMC Technologies, Inc. Savings and Investment Plan Trust (incorporated by reference from Exhibit 10.8.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.c*	First Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.d*	Second Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.d to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.e*	Third Amendment of the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.e to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.9.a*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.9.b*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan Trust Agreement (incorporated by reference from Exhibit 10.9.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.9.c*	First Amendment to the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.10	Commercial Paper Dealer Agreement 4(2) Program between Merrill Lynch Money Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Company, dated as of January 24, 2003 (incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K filed on March 25, 2003).

10.11	Commercial Paper Dealer Agreement 4(2) Program between Banc of America Securities LLC and the Company, dated as of January 24, 2003 (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K filed on March 25, 2003).

10.12	Issuing and Paying Agency Agreement between Wells Fargo Bank, National Association and the Company, dated as of January 3, 2004 (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed on March 12, 2004).

10.13	$250,000,000 Amended and Restated Five-Year Credit Agreement dated November 10, 2005, by and among FMC
Technologies, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.13 to the Form 8-K filed on November 14, 2005).

10.13.a	First Amendment to $250,000,000 Amended and Restated Five-Year Credit Agreement dated January 26, 2007, by and among FMC Technologies, Inc., Bank of America, N.A., as Administrative Agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.13.a to the Annual Report on Form 10-K filed on March 1, 2007).

10.14	$370,000,000 Five-Year Credit Agreement dated November 10, 2005 by and among FMC Technologies B.V., FMC Technologies, Inc., DNB Nor Bank ASA, as Administrative Agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.14 to the Form 8-K filed on November 14, 2005).

10.14.a	First Amendment to the $370,000,000 Five-Year Credit Agreement dated November 10, 2005 by and among FMC Technologies, B.V., FMC Technologies, Inc., DNB Nor Bank ASA, as Administrative Agent, and the other lenders party thereto (incorporated by reference from 10.14a to the Quarterly Report on Form 10-Q filed on May 9, 2006).

10.14.b	Second Amendment to the $370,000,000 Five-Year Credit Agreement dated January 26, 2007, by and among FMC Technologies, B.V., FMC Technologies, Inc., DNB Nor Bank ASA, as Administrative Agent, and the other lenders party thereto (incorporated by reference from Exhibit 10.14.b to the Annual Report on Form 10-K filed on March 1, 2007).

10.15	$600,000,000 Five-Year Credit Agreement dated December 6, 2007, between FMC Technologies, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.15 to the Form 8-K filed on December 7, 2007).

14.1	FMC Technologies, Inc. Code of Business Conduct and Ethics Including Provisions for Principal Executive and Financial Officers (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed on March 12, 2004).

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.