Form 10-Q
period 2008-03-31
FMC TECHNOLOGIES INC
filed 2008-05-12
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, par value $0.01 per share	128,055,015

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2008	2007
Revenue	$1,294.1	$980.9
Costs and expenses:
Cost of sales	1,036.9	769.8
Selling, general and administrative expense	119.6	103.5
Research and development expense	15.4	15.3

Total costs and expenses	1,171.9	888.6
Other income (expense), net	(1.9)	1.7
Minority interests	(0.5)	(0.5)

Income before net interest expense and income taxes	119.8	93.5
Net interest expense	—	(1.9)

Income from continuing operations before income taxes	119.8	91.6
Provision for income taxes	38.6	29.5

Income from continuing operations	81.2	62.1
Income (loss) from discontinued operations, net of income taxes	0.3	(0.8)

Net income	$81.5	$61.3

Basic earnings per share (Note 2):
Income from continuing operations	$0.62	$0.46
Income (loss) from discontinued operations	—	—

Basic earnings per share	$0.62	$0.46

Diluted earnings per share (Note 2):
Income from continuing operations	$0.62	$0.45
Income (loss) from discontinued operations	—	—

Diluted earnings per share	$0.62	$0.45

Weighted average shares outstanding (Note 2):
Basic	130.1	134.6

Diluted	132.0	137.0

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$258.8	$129.5
Trade receivables, net of allowances of $9.4 in 2008 and $9.0 in 2007	994.5	956.6
Inventories (Note 3)	731.1	675.2
Derivative financial instruments (Note 4)	273.4	159.2
Prepaid expenses	37.2	23.2
Other current assets	175.2	157.9
Assets of discontinued operations	3.1	2.4

Total current assets	2,473.3	2,104.0
Investments	33.4	33.6
Property, plant and equipment, net of accumulated depreciation of $581.1 in 2008 and $557.1 in 2007	617.6	579.1
Goodwill	175.3	172.6
Intangible assets, net	101.7	100.8
Deferred income taxes	57.2	67.8
Other assets	260.3	153.2

Total assets	$3,718.8	$3,211.1

Liabilities and stockholders’ equity:
Current liabilities:
Short-term debt and current portion of long-term debt	$8.5	$7.2
Accounts payable, trade and other	533.1	504.3
Advance payments and progress billings	914.2	766.8
Derivative financial instruments (Note 4)	207.3	110.0
Other current liabilities	288.7	291.6
Income taxes payable	40.6	55.8
Current portion of accrued pension and other postretirement benefits	14.2	15.1
Deferred income taxes	39.8	31.1
Liabilities of discontinued operations	3.5	3.3

Total current liabilities	2,049.9	1,785.2
Long-term debt, less current portion (Note 5)	214.1	112.2
Accrued pension and other postretirement benefits, less current portion	99.3	92.4
Other liabilities	276.5	192.0
Minority interests in consolidated companies	8.1	7.6
Commitments and contingent liabilities (Note 11)
Stockholders’ equity (Note 9):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2008 or 2007	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 143.2 shares issued in 2008 and 2007, respectively; 128.6 and 129.3 shares outstanding in 2008 and 2007, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.2 shares outstanding in 2008 and 2007, respectively	(5.6)	(5.4)
Common stock held in treasury, at cost; 14.4 and 13.7 shares in 2008 and 2007, respectively	(484.8)	(422.7)
Capital in excess of par value of common stock	703.8	724.0
Retained earnings	853.1	771.6
Accumulated other comprehensive income (loss)	3.0	(47.2)

Total stockholders’ equity	1,070.9	1,021.7

Total liabilities and stockholders’ equity	$3,718.8	$3,211.1

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
Cash provided (required) by operating activities of continuing operations:
Net income	$81.5	$61.3
(Income) loss from discontinued operations, net of tax	(0.3)	0.8

Income from continuing operations	81.2	62.1
Adjustments to reconcile income to cash provided (required) by operating activities of continuing operations:
Depreciation	17.5	15.0
Amortization	4.2	4.4
Employee benefit plan costs	14.5	14.1
Deferred income tax provision	3.0	11.1
Unrealized loss (gain) on derivative instruments	17.3	(3.5)
Net gain on disposal of assets	—	(2.3)
Other	3.6	2.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(15.1)	34.1
Inventories	(45.9)	(70.7)
Accounts payable, trade and other	(0.6)	(37.1)
Advance payments and progress billings	125.8	51.7
Other assets and liabilities, net	(43.6)	(58.0)
Income taxes payable	(14.7)	(10.4)
Accrued pension and other postretirement benefits, net	(5.0)	(5.1)

Cash provided by operating activities of continuing operations	142.2	8.2
Net cash provided (required) by discontinued operations – operating	(1.8)	4.1

Cash provided by operating activities	140.4	12.3

Cash provided (required) by investing activities:
Capital expenditures	(47.1)	(29.8)
Proceeds from disposal of assets	1.5	60.7

Cash provided (required) by investing activities of continuing operations	(45.6)	30.9
Cash provided by discontinued operations – investing	0.7	—

Cash provided (required) by investing activities	(44.9)	30.9

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt and current portion of long-term debt	1.2	(1.4)
Net increase in commercial paper	102.0	90.0
Proceeds from issuance of long-term debt	0.6	28.8
Proceeds from exercise of stock options	1.4	5.5
Purchase of treasury stock	(88.8)	(168.3)
Excess tax benefits	14.9	7.7
Other	(0.2)	(0.1)

Cash provided (required) by financing activities	31.1	(37.8)

Effect of exchange rate changes on cash and cash equivalents	2.7	0.8

Increase in cash and cash equivalents	129.3	6.2
Cash and cash equivalents, beginning of period	129.5	79.5

Cash and cash equivalents, end of period	$258.8	$85.7

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The following (a) condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements, and notes thereto (the “statements”), of FMC Technologies, Inc. and its consolidated subsidiaries (“FMC Technologies”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of those for the full year. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation. In 2007, we incurred unrealized gains and losses on the interest rate component of currency forwards, which we classified in cost of sales. We reclassified the portion of these unrealized gains and losses related to revenue contracts of $6.0 million for the three months ended March 31, 2007 from cost of sales to revenue. The unrealized gains and losses in revenue are presented as other revenue in the business segment disclosure.

On October 29, 2007, we announced our intention to separate into two independent publicly-traded companies through the spin-off and distribution of 100% of our FoodTech and Airport Systems businesses to our shareholders. The transaction, expected to be tax-free to shareholders, is expected to enable the two public companies to better focus on their distinct customer bases, business strategies and operational needs. We have filed a registration statement with the Securities and Exchange Commission on behalf of John Bean Technologies Corporation, our wholly-owned subsidiary consisting of the FoodTech and Airport Systems business segments. The separation, expected to occur in mid-2008, will not require a vote by FMC Technologies shareholders.

Note 2: Earnings Per Share (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

(In millions, except per share data)	Three Months Ended March 31,
	2008	2007
Basic earnings per share:
Income from continuing operations	$81.2	$62.1

Weighted average number of shares outstanding	130.1	134.6

Basic earnings per share from continuing operations	$0.62	$0.46

Diluted earnings per share:
Income from continuing operations	$81.2	$62.1

Weighted average number of shares outstanding	130.1	134.6
Effect of dilutive securities:
Options on common stock	0.6	1.2
Restricted stock	1.3	1.2

Total shares and diluted securities	132.0	137.0

Diluted earnings per share from continuing operations	$0.62	$0.45

Note 3: Inventories

Inventories consisted of the following:

(In millions)	March 31, 2008	December 31, 2007
Raw materials	$223.7	$198.7
Work in process	162.6	148.2
Finished goods	532.2	497.3

Gross inventories before LIFO reserves and valuation adjustments	918.5	844.2
LIFO reserves and valuation adjustments	(187.4)	(169.0)

Net inventories	$731.1	$675.2

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

	March 31, 2008		December 31, 2007
(In millions)	Short Term	Long Term	Short Term	Long Term
Assets	$273.4	$207.5	$159.2	$106.0

Liabilities	$207.3	$156.8	$110.0	$72.0

Hedge ineffectiveness and the portion of cash flow hedges excluded from the assessment of hedge effectiveness were a net loss of $13.5 million and a net gain of $4.0 million for the three months ended March 31, 2008 and 2007, respectively. Gains and losses are recorded in revenue and cost of sales based on the transaction hedged on the consolidated statements of income and are reported in other revenue in the reconciliation of segment operating profit to income before income taxes.

Gains and losses related to discontinued hedging relationships were a loss of $1.2 million and a gain of $1.8 million for the three month period ended March 31, 2008 and 2007, respectively. These gains and losses are recorded in cost of sales on the consolidated statements of income and in segment operating profit in the reconciliation of segment operating profit to income before income taxes.

Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive income of $52.7 million, and $30.3 million at March 31, 2008, and December 31, 2007, respectively. We expect to transfer approximately $28.1 million of that amount to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by 2012.

The losses, net of remeasurement of assets and liabilities, recorded in earnings for instruments not designated as hedging instruments were $1.9 million, and $0.6 million for the three month periods ended March 31, 2008 and 2007, respectively. These losses are recorded in other income (expense), net on the consolidated statements of income and in other expense, net in the reconciliation of segment operating profit to income before income taxes.

Note 5: Debt

Long-term debt—Long-term debt consisted of the following:

(In millions)	March 31, 2008	December 31, 2007
Commercial paper (1)	$205.0	$103.0
Property financing	8.8	8.9
Other	0.7	0.7

Total long-term debt	214.5	112.6
Less: current portion	(0.4)	(0.4)

Long-term debt, less current portion	$214.1	$112.2

(1)	Committed credit available under our five-year revolving credit facility maturing in December 2012 provided the ability to refinance our commercial paper obligations on a long-term basis. Therefore, at March 31, 2008, as we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheet. Commercial paper borrowings as of March 31, 2008 had an average interest rate of 3.5%.

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

	Three Months Ended March 31,
(In millions)	2008	2007
Balance at beginning of period	$25.0	$18.6
Expense for new warranties	6.4	4.1
Adjustments to existing accruals	0.3	(1.3)
Claims paid	(4.9)	(6.9)

Balance at end of period	$26.8	$14.5

Note 7: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended March 31,
(In millions)	2008	2007
Service cost	$11.0	$9.6
Interest cost	13.7	12.0
Expected return on plan assets	(17.6)	(15.5)
Amortization of transition asset	(0.1)	(0.1)
Amortization of prior service cost	0.1	0.1
Amortization of actuarial losses, net	1.3	2.4

Net periodic benefit cost	$8.4	$8.5

	Other Postretirement Benefits
	Three Months Ended March 31,
(In millions)	2008	2007
Service cost	$0.1	$0.1
Interest cost	0.3	0.3
Amortization of prior service benefit	(0.6)	(0.6)

Net periodic benefit cost	$(0.2)	$(0.2)

Note 8: Stock-Based Compensation

We sponsor a stock-based compensation plan and have granted awards primarily in the form of nonvested stock awards (also known as restricted stock in the plan document). We recognize compensation expense for awards under the plan and the corresponding income tax benefits related to the expense. The recorded amounts for the three months ended March 31, 2008 and 2007 are as follows:

(In millions)	2008	2007
Restricted stock	$6.1	$4.9
Other	0.3	0.3

Total stock-based compensation expense	$6.4	$5.2

In the three months ended March 31, 2008, we granted the following restricted stock awards to employees (presented at target payout amounts):

(Number of restricted stock shares in thousands)	Shares		Weighted- average grant date fair value
Time-based	201
Performance-based	89	*
Market-based	44	*

Granted during the three months ended March 31, 2008	334		$53.66

*	Assumes target payout

We granted time-based restricted stock awards that cliff vest after three years. The fair value of these time-based awards was determined using the market value of our common stock on the grant date. Compensation cost is recognized over the lesser of the stated vesting period or the period until the employee reaches age 62, the retirement eligible age under the plan. We also granted restricted stock awards with performance-based and market-based conditions. The vesting period for these awards is three years.

For current year performance-based awards, actual payouts may vary from zero to 177 thousand shares and will be dependent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ending December 31, 2008. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.

For current year market-based awards, actual payouts may vary from zero to 89 thousand shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return for the year ending December 31, 2008. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.

Note 9: Stockholders’ Equity

There were no dividends declared during the three months ended March 31, 2008 or 2007.

We have been authorized by our Board of Directors to repurchase up to 30 million shares of our issued and outstanding common stock. Through March 31, 2008, we made the following purchases under the buyback program:

(In millions, except share data)	2008		2007
	Shares	$	Shares	$
Total purchased to date – January 1,	16,422,053	$493.8	8,540,072	$206.4
Treasury stock repurchases – first quarter	1,621,056	88.8	5,050,060	168.3

Total purchased to date – March 31,	18,043,109	$582.6	13,590,132	374.7
Treasury stock repurchases – second quarter	*	*	1,576,890	55.9

Total purchased to date – June 30,	*	*	15,167,022	430.6
Treasury stock repurchases – third quarter	*	*	599,681	26.6

Total purchased to date – September 30,	*	*	15,766,703	457.2
Treasury stock repurchases – fourth quarter	*	*	655,350	36.6

Total purchased to date – December 31,	*	*	16,422,053	$493.8

*	Not yet applicable

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our share-based compensation plan. The treasury shares are accounted for using the cost method.

During the three months ended March 31, 2008, 859 thousand shares were issued from treasury stock in connection with our share-based compensation plan. During the year ended December 31, 2007, 2,615 thousand shares were issued, including 2,204 thousand from treasury stock.

Comprehensive income consisted of the following:

	Three Months Ended March 31,
(In millions)	2008	2007
Net income	$81.5	$61.3
Foreign currency translation adjustments	27.4	7.3
Net deferral of hedging gains, net of tax of $13.3 and $3.6, respectively	22.4	6.8
Amortization of pension and other postretirement benefit losses, net of tax of $0.2 and $0.6, respectively	0.4	1.1

Comprehensive income	$131.7	$76.5

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	March 31, 2008	December 31, 2007
Cumulative foreign currency translation adjustments	$26.2	$(1.2)
Cumulative deferral of hedging gains, net of tax of $29.7 and $16.4, respectively	52.7	30.3
Cumulative deferral of pension and other postretirement benefit losses, net of tax of $34.7 and $34.9, respectively	(75.9)	(76.3)

Accumulated other comprehensive income (loss)	$3.0	$(47.2)

Note 10: Fair Value of Financial Assets

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities that are measured at fair value within the condensed consolidated financial statements and deferred the adoption for non-financial assets and non-financial liabilities until January 1, 2009. Accordingly, the provisions of SFAS No. 157 were not applied to long-lived assets, assets and liabilities held for sale, goodwill and other intangible assets measured for impairment testing purposes.

The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

(In millions)	March 31, 2008	Level 1	Level 2	Level 3
Assets
Investments	$33.4	$33.4	$—	$—
Derivatives	480.9	—	480.9	—

Total assets	$514.3	$33.4	$480.9	$—

Liabilities
Derivatives	$364.1	$—	$364.1	$—

Investments are valued based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency and interest rates, multiplied by the contract notional values.

Note 11: Commitments and Contingent Liabilities

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

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. The majority of these financial instruments represent guarantees of our future performance. Management does not expect these financial instruments to result in losses, if any, that would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 12: Business Segment Information

Segment revenue and segment operating profit

	Three Months Ended March 31,
(In millions)	2008	2007
Revenue:
Energy Production Systems	$854.0	$610.0
Energy Processing Systems	203.9	173.2
Intercompany eliminations	(1.1)	(0.3)

Subtotal Energy Systems	1,056.8	782.9
FoodTech	147.2	121.3
Airport Systems	107.6	72.7
Other revenue (1) and intercompany eliminations	(17.5)	4.0

Total revenue	$1,294.1	$980.9

Income before income taxes:
Segment operating profit:
Energy Production Systems	$95.0	$61.9
Energy Processing Systems	39.2	30.2

Subtotal Energy Systems	134.2	92.1
FoodTech	13.1	9.7
Airport Systems	7.6	3.1

Total segment operating profit	154.9	104.9
Corporate items:
Corporate expense (2)	(8.9)	(7.9)
Other revenue (1) and other expense, net (3)	(26.2)	(3.5)
Net interest expense	—	(1.9)

Total corporate items	(35.1)	(13.3)

Income before income taxes	$119.8	$91.6

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.
(2)	Corporate expense primarily includes corporate staff expenses.
(3)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed

(In millions)	March 31, 2008	December 31, 2007
Segment operating capital employed (1):
Energy Production Systems	$725.2	$676.9
Energy Processing Systems	257.3	243.7

Subtotal Energy Systems	982.5	920.6
FoodTech	172.2	164.8
Airport Systems	116.6	114.6

Total segment operating capital employed	1,271.3	1,200.0
Segment liabilities included in total segment operating capital employed (2)	1,764.0	1,587.4
Corporate (3)	680.4	421.3
Assets of discontinued operations	3.1	2.4

Total assets	$3,718.8	$3,211.1

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes, LIFO inventory reserves and the fair value of derivatives.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the Securities and Exchange Commission, our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, those described under Risk Factors in Item 1A of our 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 29, 2008.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In millions, except %)	Three Months Ended March 31,		Change
	2008	2007	$	%
Revenue	$1,294.1	$980.9	$313.2	31.9%
Costs and expenses:
Cost of sales	1,036.9	769.8	267.1	34.7
Selling, general and administrative expense	119.6	103.5	16.1	15.6
Research and development expense	15.4	15.3	0.1	0.7

Total costs and expenses	1,171.9	888.6	283.3	31.9
Other income (expense), net	(1.9)	1.7	(3.6)	*
Minority interests	(0.5)	(0.5)	—	—
Net interest expense	—	(1.9)	1.9	100.0

Income from continuing operations before income taxes	119.8	91.6	28.2	30.8
Provision for income taxes	38.6	29.5	9.1	30.8

Income from continuing operations	81.2	62.1	19.1	30.8
Income (loss) from discontinued operations, net of income taxes	0.3	(0.8)	1.1	*

Net income	$81.5	$61.3	$20.2	33.0%

*	Not meaningful

Our total revenue for the first quarter of 2008 reflects growth in all business segments compared to the same period in 2007. Our Energy Production Systems businesses provided $244.0 million of the $313.2 million increase. We benefited from high demand for equipment and systems, especially subsea systems, used in the major oil and gas producing regions throughout the world. Oil and gas prices remain high relative to historical levels, creating incentives for investment in the energy industry. The favorable market conditions related to continued strong oil and gas prices drove higher demand in our Energy Processing Systems businesses, providing $30.7 million in incremental revenue compared to 2007. Additionally, Airport Services revenues increased by $34.9 million from the prior year period primarily reflecting the execution of backlog. Of the increase in total revenue, $103.0 million was attributable to the favorable impact of foreign currency translation.

Gross profit (revenue less cost of sales) increased because of volume improvement, primarily in our Energy Systems’ businesses; however, cost of sales as a percentage of revenue increased from 78.5% in the first quarter of 2007 to 80.1% for the same period in 2008. The margin decline is primarily a result of a non-cash, mark-to-market loss on foreign currency forward contracts reported as a reduction in revenue during the quarter. It is expected that the foreign currency forward contracts will be held to maturity and that the loss will reverse over the term of the contracts. Of the increase in cost of sales, $85.9 million was attributable to foreign currency translation.

Selling, general and administrative expense for the first quarter of 2008 increased compared to the same period in 2007, but declined as a percentage of sales from 10.6% in 2007 to 9.2% in 2008. Higher costs in our Energy Production Systems businesses were primarily responsible for the dollar increase, the result of increased headcount required to support growth in this business segment and higher bid costs. While we have expanded our operations to meet the growing demand, we have been able to reduce expenses as a percentage of revenue by leveraging our existing capabilities. Of the increase in selling, general and administrative expense, $5.6 million was attributable to changes in foreign currency exchange rates.

Net interest expense for the first quarter of 2008 was lower compared to the same period in 2007, primarily as a result of lower average debt levels.

Outlook

We estimate that our full-year 2008 diluted earnings per share from continuing operations will be within the range of $2.80 to $2.90, including FoodTech and Airport Systems, but excluding estimated costs of $0.08 to $0.10 associated with the planned spin-off. This estimate includes results of operations for FoodTech and Airport Systems, which we expect to spin off during 2008.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(In millions, except %)	Three Months Ended March 31,		Favorable/ (Unfavorable)
	2008	2007	$	%
Revenue
Energy Production Systems	$854.0	$610.0	$244.0	40.0%
Energy Processing Systems	203.9	173.2	30.7	17.7
Intercompany eliminations	(1.1)	(0.3)	(0.8)	*

Subtotal Energy Systems	1,056.8	782.9	273.9	35.0
FoodTech	147.2	121.3	25.9	21.4
Airport Systems	107.6	72.7	34.9	48.0
Other revenue and intercompany eliminations	(17.5)	4.0	(21.5)	*

Total revenue	$1,294.1	$980.9	$313.2	31.9%

Segment Operating Profit
Energy Production Systems	$95.0	$61.9	$33.1	53.5%
Energy Processing Systems	39.2	30.2	9.0	29.8

Subtotal Energy Systems	134.2	92.1	42.1	45.7
FoodTech	13.1	9.7	3.4	35.1
Airport Systems	7.6	3.1	4.5	145.2

Total segment operating profit	154.9	104.9	50.0	47.7
Corporate items:
Corporate expense	(8.9)	(7.9)	(1.0)	(12.7)
Other revenue and other expense, net	(26.2)	(3.5)	(22.7)	*
Net interest expense	—	(1.9)	1.9	100.0

Total corporate items	(35.1)	(13.3)	(21.8)	*

Income from continuing operations before income taxes	119.8	91.6	28.2	30.8
Provision for income taxes	38.6	29.5	(9.1)	(30.8)

Income from continuing operations	81.2	62.1	19.1	30.8
Income (loss) from discontinued operations, net of income taxes	0.3	(0.8)	1.1	*

Net income	$81.5	$61.3	$20.2	33.0%

*	Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other revenue and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue was $244.0 million higher in the first quarter of 2008 compared to the same period in 2007. Segment revenue is affected by the execution of backlog and trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. The continued high demand for energy resulted in further exploration and production development activity. Subsea systems revenue of $699.1 million increased $225.0 million compared to the first quarter of 2007 driving the majority of the revenue increase in Energy Productions Systems. Subsea systems’ higher volumes reflect progress on new and ongoing projects located offshore West Africa, in the North Sea, in the Gulf of Mexico and offshore Brazil. Foreign currency translation contributed $86.3 million of the revenue increase, predominantly within subsea systems revenue.

Energy Production Systems’ operating profit increased by $33.1 million in the first quarter of 2008 compared to the same period in 2007. The increase reflects $40.0 million in higher gross profits attributable to increased volume, primarily from subsea systems. Offsetting the increase was $9.1 million in higher selling, general and administrative expenses reflecting higher staffing levels in support of increased sales demand and business development.

Energy Processing Systems

Energy Processing Systems’ revenue increased by $30.7 million in the first quarter of 2008 compared to the first quarter of 2007. The increase was driven by higher volume in each business within the segment, reflecting continued strength in both oil and gas prices and world-wide land-based drilling activity.

Energy Processing Systems’ operating profit in the first quarter of 2008 increased by $9.0 million compared to the same period in 2007. Approximately $8.5 million of the increase is directly attributable to higher measurement and fluid control products sales volumes. Additionally, improved operating efficiency contributed to the increased profitability, partially offset by higher selling and administrative costs resulting from increased commission expense and higher staffing levels in support of increased sales demand.

FoodTech

FoodTech’s revenue increased by $25.9 million in the three months ended March 31, 2008 compared to the same period in 2007. Demand in Latin America from poultry processors was the main driver of revenue increase, contributing $11.6 million in incremental revenue. In addition, foreign currency translation caused $8.6 million in incremental revenue. The remaining revenue increase reflects increased deliveries of food processing equipment from year end backlog existing at the beginning of 2008 as compared to 2007, as orders remained relatively flat quarter over quarter. Higher revenue in European markets offset declines in North American markets.

FoodTech’s operating profit increased by $3.4 million in the three months ended March 31, 2008 compared to the same period in 2007. Higher sales volume contributed $7.3 million in higher profits which were partly offset by higher production costs, related to the decline in the value of U.S. dollar, and higher selling, general and administrative costs.

Airport Systems

Airport Systems’ revenue increased by $34.9 million in the three months ended March 31, 2008 compared to the same period in 2007. Higher levels of air traffic in 2007 drove higher demand for our products, which resulted in strong backlog at the end of 2007 compared to year-end 2006. Many of these orders were converted into sales in the first quarter 2008 which resulted in higher revenue for airline ground support equipment ($24.5 million) and passenger boarding bridges ($9.5 million).

Airport Systems’ operating profit improved by $4.5 million in the three months ended March 31, 2008 compared to the same period in 2007, primarily as a result of the higher volumes. Gross profit margins were relatively stable compared to the prior year. Although other expenses were above prior year levels, they did not grow at the same rate as revenue as we were able to leverage the higher volume, which resulted in increased operating profit margins quarter over quarter.

Corporate Items

Our corporate items reduced earnings by $35.1 million in 2008 compared to $13.3 million in the same period of 2007. The increase in expense in 2008 primarily reflects a non-cash, mark-to-market loss on foreign currency forward contracts of $13.5 million compared to a gain in the prior-year quarter of $4.0 million. To a lesser extent, we incurred $2.7 million in expenses during the quarter related to the planned spin-off of the FoodTech and Airport Systems businesses.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2008	2007
Energy Production Systems	$913.1	$877.9
Energy Processing Systems	257.8	199.9
Intercompany eliminations	(0.6)	(0.8)

Subtotal Energy Systems	1,170.3	1,077.0
FoodTech	148.9	145.6
Airport Systems	86.7	94.2
Other orders and intercompany eliminations	(17.5)	3.8

Total inbound orders	$1,388.4	$1,320.6

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	March 31, 2008	December 31, 2007	March 31, 2007
Energy Production Systems	$4,221.7	$4,162.5	$2,295.6
Energy Processing Systems	384.5	330.5	332.7
Intercompany eliminations	(0.8)	(1.1)	(0.6)

Subtotal Energy Systems	4,605.4	4,491.9	2,627.7
FoodTech	166.0	164.3	184.9
Airport Systems	205.9	226.7	174.3
Intercompany eliminations	(1.4)	(1.2)	(1.9)

Total order backlog	$4,975.9	$4,881.7	$2,985.0

Energy Production Systems’ order backlog at March 31, 2008 increased by $59.2 million since year-end 2007 reflecting higher subsea project orders, and continues to include StatoilHydro Ormen Lange Phase II, Vega and Troll O2, Woodside Pluto, Shell Perdido and Gumusut, and Petrobras Cascade projects. The record high backlog of $4.2 billion at March 31, 2008 includes the same projects mentioned above plus Petrobras Roncador Module 3 Field and Kosmos Mahagany, which were new orders received during the quarter.

Energy Processing Systems’ order backlog at March 31, 2008 increased $54.0 million since December 31, 2007, and $51.8 million since March 31, 2007, attributable to higher demand for material handling products.

FoodTech’s order backlog at March 31, 2008 is relatively consistent with December 31, 2007 backlog, but down 10 percent from the prior year, with similar levels of inbound orders and revenue in each of the quarters presented.

Airport Systems’ order backlog at March 31, 2008 has decreased by $20.8 million compared with December 31, 2007 backlog. Almost 50% of the year-end backlog was converted to sales in the first quarter of 2008 and new orders in the quarter did not fully replace the converted backlog. Compared to the prior year, orders for ground support equipment were down, partially offset by an order for additional Halvorsen cargo loaders from the U.S. Government.

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations, and when needed, through various credit facilities.

We were in a net cash position at March 31, 2008. Net debt, or net cash, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt, or net cash, is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net cash.

(In millions)	March 31, 2008	December 31, 2007
Cash and cash equivalents	$258.8	$129.5
Short-term debt and current portion of long-term debt	(8.5)	(7.2)
Long-term debt, less current portion	(214.1)	(112.2)
Related party note payable	(10.6)	(9.9)

Net cash	$25.6	$0.2

The increase in net cash was due in part to lower working capital, which more than offset the repurchases of our common stock and capital expenditures for the three months ended March 31, 2008.

Cash Flows

During the first quarter of 2008, we generated $142.2 million in cash flows from operating activities of continuing operations compared to $8.2 million during the prior year period. Increased net income and lower investments in working capital, driven mostly by significant advance payments for long-term projects, contributed to the 2008 increase. Our working capital balances can vary significantly quarter to quarter depending on the payment terms and timing of delivery on key contracts.

During the March 2008 quarter, cash flows required by investing activities of continued operations totaled $45.6 million, primarily consisting of amounts required to fund capital expenditures. Capital expenditures increased from the prior year period, reflecting investment in subsea intervention assets, principally for Energy Production Systems. Additionally, proceeds from the disposal of assets during the first quarter of 2008 were $1.5 million compared to $60.7 million, which included the sale and leaseback of land and property in Houston, Texas, during the first quarter of 2007.

Cash provided by financing activities was $31.1 million for the first quarter of 2008. We repurchased 1.6 million shares for $88.8 million under our 30 million share repurchase authorization. To fund these repurchases, we drew a net $102.0 million under our commercial paper program. Additionally, we recognized excess tax benefits of $14.9 million during the first quarter of 2008 related to stock awards that vested or were exercised.

Debt and Liquidity

The following is a summary of our credit facilities at March 31, 2008:

(In millions) Description	Commitment Amount	Debt Outstanding	Commercial Paper Outstanding	Letters of Credit	Unused Capacity	Maturity
			(a)	(b)
Five-year revolving credit facility	$600.0	$—	$205.0	$22.9	$372.1	December 2012
One-year revolving credit facility	5.0	—	—	—	5.0	December 2008

	$605.0	$—	$205.0	$22.9	$377.1

(a)	Under our commercial paper program, we have the ability to access up to $400.0 million of short-term financing though our commercial paper dealers. Our available capacity under our $600 million five-year revolving credit facility is reduced by any outstanding commercial paper.
(b)	The $600 million five-year revolving credit facility allows us to obtain a total of $150.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with this facility.

Committed credit available under our five-year revolving credit facility maturing in December 2012 provided the ability to refinance our commercial paper obligations on a long-term basis. Therefore, at March 31, 2008, as we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheet.

Outlook

We plan to meet our cash requirements in the remainder of 2008 with cash generated from operations. We intend to continue to expand our Energy Systems operating facilities and our subsea intervention assets and project to spend approximately $165.0 million to carry out these activities. Additionally, we intend to contribute $50.0 million to our pension plans in 2008. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions.

We have committed credit facilities totaling $605.0 million which we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions or mergers meet our standards. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting estimates. During the three months ended March 31, 2008, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 will standardize the accounting for and reporting of minority interests in the financial statements, which will be presented as noncontrolling interests and classified as a component of equity. In addition, statements of operations will report consolidated net income before an allocation to both the parent and the noncontrolling interest. This new presentation will have an impact on the basic financial statements as well as the disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We have not yet determined the impact, if any, that the adoption of SFAS No. 160 will have on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding derivative instruments and hedging activities, enabling a better understanding of their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and is effective for us at January 1, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. We have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of March 31, 2008, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of December 31, 2007, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Chicago, Illinois
May 12, 2008

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the three months ended March 31, 2008.

ITEM 1A. RISK FACTORS

There have been no material changes in reported risk factors from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended March 31, 2008. The following table summarizes repurchases of our common stock during the three months ended March 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
January 1, 2008 – January 31, 2008	99,890	$52.28	96,940	13,481,007
February 1, 2008 – February 29, 2008	608,256	$52.40	605,316	12,875,691
March 1, 2008 – March 31, 2008	927,400	$56.59	918,800	11,956,891

Total	1,635,546	$54.77	1,621,056	11,956,891

(a)	Represents 1,621,056 shares of common stock repurchased and held in treasury and 14,490 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 17,620 shares of registered common stock held in this trust, as directed by the beneficiaries, during the three months ended March 31, 2008.
(b)	In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our outstanding common stock through open market purchases. The Board of Directors has authorized extensions of this program adding five million shares in February 2006 and eight million shares in February 2007 for a total of fifteen million shares of common stock authorized for repurchase. As a result of the two-for-one stock split on August 31, 2007, the authorization was increased to 30 million shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On May 9, 2008, we amended the Executive Severance Agreements to change the definition of Change in Control. The new definition conforms to the definition of Change in Control in our Amended and Restated Incentive Compensation and Stock Plan, which was recently changed in response to the new requirements of Section 409A of the Internal Revenue Code.

ITEM 6. EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description
10.5a	Form of Amendment One to the Executive Severance Agreements

10.5b	Form of Amendment Two to the Executive Severance Agreements

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.
(Registrant)

/s/ Ronald D. Mambu
Ronald D. Mambu
Vice President, Controller, and duly authorized officer

Date: May 12, 2008

EXHIBIT INDEX

Number in Exhibit Table	Description
10.5a	Form of Amendment One to the Executive Severance Agreements

10.5b	Form of Amendment Two to the Executive Severance Agreements

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.