Form 10-Q
period 2008-06-30
FMC TECHNOLOGIES INC
filed 2008-08-06
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, par value $0.01 per share	127,417,356

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$1,454.4	$1,149.0	$2,748.5	$2,129.9
Costs and expenses:
Cost of sales	1,140.0	915.2	2,176.8	1,685.0
Selling, general and administrative expense	137.1	110.7	256.7	214.2
Research and development expense	17.1	13.9	32.5	29.2

Total costs and expenses	1,294.2	1,039.8	2,466.0	1,928.4
Other income (expense), net	(1.4)	1.0	(3.4)	2.8
Minority interests	(0.5)	0.2	(1.0)	(0.4)

Income before net interest expense and income taxes	158.3	110.4	278.1	203.9
Net interest income (expense)	0.1	(3.7)	0.1	(5.6)

Income from continuing operations before income taxes	158.4	106.7	278.2	198.3
Provision for income taxes	52.6	33.7	91.2	63.1

Income from continuing operations	105.8	73.0	187.0	135.2
Income (loss) from discontinued operations, net of income taxes	—	(0.2)	0.3	(1.1)

Net income	$105.8	$72.8	$187.3	$134.1

Basic earnings per share (Note 2):
Income from continuing operations	$0.82	$0.56	$1.45	$1.02
Income (loss) from discontinued operations	—	—	—	(0.01)

Basic earnings per share	$0.82	$0.56	$1.45	$1.01

Diluted earnings per share (Note 2):
Income from continuing operations	$0.81	$0.55	$1.43	$1.00
Income (loss) from discontinued operations	—	—	—	(0.01)

Diluted earnings per share	$0.81	$0.55	$1.43	$0.99

Weighted average shares outstanding (Note 2):
Basic	128.4	130.2	129.3	132.4

Diluted	130.4	132.8	131.2	134.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except shares data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$278.2	$129.5
Trade receivables, net of allowances of $9.3 in 2008 and $9.0 in 2007	985.5	956.6
Inventories (Note 3)	782.2	675.2
Derivative financial instruments (Note 4)	381.4	159.2
Prepaid expenses	35.5	23.2
Other current assets	205.8	157.9
Assets of discontinued operations	2.5	2.4

Total current assets	2,671.1	2,104.0
Investments	36.7	33.6
Property, plant and equipment, net of accumulated depreciation of $588.1 in 2008 and $557.1 in 2007	647.8	579.1
Goodwill	180.7	172.6
Intangible assets, net	99.3	100.8
Deferred income taxes	62.0	67.8
Other assets	201.7	153.2

Total assets	$3,899.3	$3,211.1

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$12.8	$7.2
Accounts payable, trade and other	567.0	504.3
Advance payments and progress billings	839.4	766.8
Derivative financial instruments (Note 4)	257.7	110.0
Other current liabilities	303.5	291.6
Income taxes payable	—	55.8
Current portion of accrued pension and other postretirement benefits	13.4	15.1
Deferred income taxes	102.9	31.1
Liabilities of discontinued operations	2.5	3.3

Total current liabilities	2,099.2	1,785.2
Long-term debt, less current portion (Note 6)	303.0	112.2
Accrued pension and other postretirement benefits, less current portion	105.5	92.4
Other liabilities	241.4	192.0
Minority interests in consolidated companies	8.6	7.6
Commitments and contingent liabilities (Note 12)
Stockholders’ equity (Note 10):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2008 or 2007	—	—
Common stock, $0.01 par value, 195.0 shares authorized; 143.2 shares issued in 2008 and 2007; 127.7 and 129.3 shares outstanding in 2008 and 2007, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.1 and 0.2 shares outstanding in 2008 and 2007, respectively	(1.4)	(5.4)
Common stock held in treasury, at cost; 15.4 and 13.7 shares in 2008 and 2007, respectively	(555.4)	(422.7)
Capital in excess of par value of common stock	711.2	724.0
Retained earnings	958.9	771.6
Accumulated other comprehensive income (loss)	26.9	(47.2)

Total stockholders’ equity	1,141.6	1,021.7

Total liabilities and stockholders’ equity	$3,899.3	$3,211.1

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2008	2007
Cash provided (required) by operating activities of continuing operations:
Net income	$187.3	$134.1
(Income) loss from discontinued operations, net of tax	(0.3)	1.1

Income from continuing operations	187.0	135.2
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	38.0	30.6
Amortization	7.7	9.6
Employee benefit plan costs	36.0	30.1
Deferred income tax provision	49.9	5.4
Unrealized loss (gain) on derivative instruments	4.5	(9.2)
Net loss (gain) on disposal of assets	0.2	(2.8)
Other	7.9	5.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	4.7	(69.2)
Inventories	(94.8)	(102.3)
Accounts payable, trade and other	27.5	20.6
Advance payments and progress billings	32.8	161.6
Other assets and liabilities, net	(45.3)	(70.7)
Income taxes payable	(65.5)	(8.3)
Accrued pension and other postretirement benefits, net	(8.4)	(8.1)

Cash provided by operating activities of continuing operations	182.2	127.8
Net cash provided (required) by discontinued operations – operating	(2.3)	3.1

Cash provided by operating activities	179.9	130.9

Cash provided (required) by investing activities:
Capital expenditures	(90.5)	(71.2)
Acquisitions	—	(44.9)
Proceeds from disposal of assets	1.6	63.6

Cash required by investing activities of continuing operations	(88.9)	(52.5)
Cash provided by discontinued operations – investing	0.7	—

Cash required by investing activities	(88.2)	(52.5)

Cash provided (required) by financing activities:
Net increase in short-term debt and current portion of long-term debt	5.5	69.6
Net increase in commercial paper	191.0	137.8
Proceeds from issuance (repayment) of long-term debt	(0.2)	6.9
Proceeds from exercise of stock options	4.5	6.9
Purchase of treasury stock	(169.8)	(224.1)
Excess tax benefits	20.9	9.3
Other	—	0.3

Cash provided by financing activities	51.9	6.7

Effect of exchange rate changes on cash and cash equivalents	5.1	2.8

Increase in cash and cash equivalents	148.7	87.9
Cash and cash equivalents, beginning of period	129.5	79.5

Cash and cash equivalents, end of period	$278.2	$167.4

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

In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of those for the full year. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation. In 2007, we incurred unrealized gains and losses on the interest rate component of currency forwards, which we classified in cost of sales. We reclassified the net unrealized gains related to revenue contracts of $8.0 million and $14.0 million for the three and six months ended June 30, 2007, respectively, from cost of sales to revenue. The unrealized gains in revenue are presented as other revenue in the business segment disclosure.

Note 2: Earnings Per Share (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

(In millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic earnings per share:
Income from continuing operations	$105.8	$73.0	$187.0	$135.2

Weighted average number of shares outstanding	128.4	130.2	129.3	132.4

Basic earnings per share from continuing operations	$0.82	$0.56	$1.45	$1.02

Diluted earnings per share:
Income from continuing operations	$105.8	$73.0	$187.0	$135.2

Weighted average number of shares outstanding	128.4	130.2	129.3	132.4
Effect of dilutive securities:
Options on common stock	0.5	1.2	0.5	1.2
Restricted stock	1.5	1.4	1.4	1.3

Total shares and dilutive securities	130.4	132.8	131.2	134.9

Diluted earnings per share from continuing operations	$0.81	$0.55	$1.43	$1.00

Note 3: Inventories

Inventories consisted of the following:

(In millions)	June 30, 2008	December 31, 2007
Raw materials	$238.9	$198.7
Work in process	185.6	148.2
Finished goods	542.8	497.3

Gross inventories before LIFO reserves and valuation adjustments	967.3	844.2
LIFO reserves and valuation adjustments	(185.1)	(169.0)

Net inventories	$782.2	$675.2

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

	June 30, 2008		December 31, 2007
(In millions)	Short Term	Long Term	Short Term	Long Term
Assets	$381.4	$148.7	$159.2	$106.0

Liabilities	$257.7	$126.8	$110.0	$72.0

The portion of cash flow hedges excluded from the assessment of hedge effectiveness was a gain of $11.2 million and a loss of $2.4 million for the three and six month periods ended June 30, 2008, respectively. Net gains of $5.2 million and $9.3 million were reported for the three and six month periods ending June 30, 2007, respectively. Gains and losses are recorded in revenue and cost of sales based on the transaction hedged on the consolidated statements of income and are reported in other revenue in the recognition of segment operating profit to income before income taxes.

Gains and losses related to discontinued hedging relationships were losses of $13.0 million and $14.2 million for the three and six month periods ended June 30, 2008, respectively. For the three and six month periods ended June 30, 2007, net gains of $4.9 million and $6.6 million were reported, respectively. These gains and losses are recorded in cost of sales on the consolidated statements of income and in segment operating profit in the reconciliation of segment operating profit to income before income taxes.

Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive income of $60.3 million, and $30.3 million at June 30, 2008 and December 31, 2007, respectively. We expect to transfer approximately $46.1 million of that amount to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by 2012.

The gains and losses, net of remeasurement of assets and liabilities, recorded in earnings for instruments not designated as hedging instruments were a gain of $1.1 million, and a loss of $0.8 million for the three and six month periods ending June 30, 2008, respectively. The gains and losses were immaterial for the three and six month periods ended June 30, 2007, respectively. The gains and losses are recorded in other income (expense), net on the consolidated statements of income and in other expense, net in the reconciliation of segment operating profit to income before income taxes.

Note 5: Income Taxes

As of June 30, 2008 we had gross unrecognized tax benefits of $22.0 million. This amount did not change materially during the current quarter. Our U.S. federal income tax returns for our 2004 and 2005 tax years are under examination by the Internal Revenue Service (“IRS”). In conjunction with this examination, in July 2008 the IRS proposed adjustments to such years’ taxable income, primarily related to our treatment of intercompany transfer pricing. The company is evaluating alternative responses to these proposed adjustments and the ultimate outcome of this matter is uncertain. However, management believes we are adequately reserved for this matter as of June 30, 2008.

It is reasonably possible that within twelve months, unrecognized tax benefits related to certain tax reporting positions taken in prior periods could decrease by up to $20.8 million due to the resolution of these and other tax matters under current examination.

Note 6: Debt

Long-term debt—Long-term debt consisted of the following:

(In millions)	June 30, 2008	December 31, 2007
Commercial paper (1)	$294.0	$103.0
Property financing	8.7	8.9
Other	0.7	0.7

Total long-term debt	303.4	112.6
Less: current portion	(0.4)	(0.4)

Long-term debt, less current portion	$303.0	$112.2

(1)	Committed credit available under our five-year revolving credit facility maturing in December 2012 provided the ability to refinance our commercial paper obligations on a long-term basis. Therefore, at June 30, 2008, as we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheet. Commercial paper borrowings as of June 30, 2008 had an average interest rate of 3.0%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Balance at beginning of period	$26.8	$14.5	$25.0	$18.6
Expense for new warranties	8.2	7.8	14.6	11.9
Adjustments to existing accruals	(0.2)	(0.2)	0.1	(1.5)
Claims paid	(6.0)	(4.9)	(10.9)	(11.8)

Balance at end of period	$28.8	$17.2	$28.8	$17.2

Note 8: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Service cost	$11.1	$9.5	$22.1	$19.1
Interest cost	13.8	12.1	27.5	24.1
Expected return on plan assets	(17.6)	(15.3)	(35.2)	(30.8)
Amortization of transition asset	(0.2)	(0.2)	(0.3)	(0.3)
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of actuarial losses, net	1.3	2.3	2.6	4.7

Net periodic benefit cost	$8.5	$8.5	$16.9	$17.0

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Service cost	$0.1	$0.1	$0.1	$0.2
Interest cost	0.3	0.3	0.6	0.6
Amortization of prior service benefit	(0.6)	(0.7)	(1.2)	(1.3)

Net periodic benefit income	$(0.2)	$(0.3)	$(0.5)	$(0.5)

Note 9: Stock-Based Compensation

We sponsor a stock-based compensation plan and have granted awards primarily in the form of nonvested stock awards (also known as restricted stock in the plan document). We recognize compensation expense for awards under the plan and the corresponding income tax benefits related to the expense. The recorded amounts for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Restricted stock	$8.3	$6.6	$14.4	$11.5
Other	0.5	0.4	0.8	0.7

Total stock-based compensation expense	$8.8	$7.0	$15.2	$12.2

In the six months ended June 30, 2008, we granted the following restricted stock awards to employees (presented at target payout amounts):

(Number of restricted stock shares in thousands)	Shares		Weighted- average grant date fair value
Time-based	209
Performance-based	89	*
Market-based	44	*

Granted during the six months ended June 30, 2008	342		$53.86

*	Assumes target payout

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

For current year performance-based awards, actual payouts may vary from zero to 177 thousand shares and will be dependent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ending December 31, 2008. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends. As of June 30, 2008, we are expensing at a rate that assumes a maximum payout will be achieved.

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

Note 10: Stockholders’ Equity

There were no dividends declared during the six months ended June 30, 2008 or 2007.

We have been authorized by our Board of Directors to repurchase up to 30 million shares of our issued and outstanding common stock. Through June 30, 2008, we made the following purchases under the buyback program:

(In millions, except share data)	2008		2007
	Shares	$	Shares	$
Total purchased to date – January 1,	16,422,053	$493.8	8,540,072	$206.4
Treasury stock repurchases – first quarter	1,621,056	88.8	5,050,060	168.3

Total purchased to date – March 31,	18,043,109	$582.6	13,590,132	$374.7
Treasury stock repurchases – second quarter	1,239,340	81.0	1,576,890	55.9

Total purchased to date – June 30,	19,282,449	$663.6	15,167,022	$430.6
Treasury stock repurchases – third quarter	*	*	599,681	26.6

Total purchased to date – September 30,	*	*	15,766,703	$457.2
Treasury stock repurchases – fourth quarter	*	*	655,350	36.6

Total purchased to date – December 31,	*	*	16,422,053	$493.8

*	Not yet applicable

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. The treasury shares are accounted for using the cost method.

On July 12, 2008, we were authorized to repurchase $95.0 million of our issued and outstanding common stock in addition to our prior authorization to repurchase up to 30 million shares.

During the six months ended June 30, 2008, 1,127 thousand shares were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2007, 2,615 thousand shares were issued, including 2,204 thousand from treasury stock.

Comprehensive income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Net income	$105.8	$72.8	$187.3	$134.1
Foreign currency translation adjustments	16.4	13.3	43.8	20.6
Net deferral of hedging gains, net of tax of $4.2 and $3.3 for the three months ended June 30, 2008 and 2007, respectively, and $17.5 and $6.9 for the six months ended June 30, 2008 and 2007, respectively	7.6	6.3	30.0	13.1
Amortization of pension and other postretirement benefit losses, net of tax of $0.7 and $0.6 for the three months ended June 30, 2008 and 2007, respectively, and $0.9 and $1.2 for the six months ended June 30, 2008 and 2007, respectively	(0.1)	1.1	0.3	2.2

Comprehensive income	$129.7	$93.5	$261.4	$170.0

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	June 30, 2008	December 31, 2007
Cumulative foreign currency translation adjustments	$42.6	$(1.2)
Cumulative deferral of hedging gains, net of tax of $33.9 and $16.4, respectively	60.3	30.3
Cumulative deferral of pension and other postretirement benefit losses, net of tax of $34.0 and $34.9, respectively	(76.0)	(76.3)

Accumulated other comprehensive income (loss)	$26.9	$(47.2)

Note 11: Fair Value of Financial Assets

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities that are measured at fair value within the condensed consolidated financial statements and deferred the adoption for non-financial assets and non-financial liabilities until January 1, 2009. Accordingly, the provisions of SFAS No. 157 were not applied to long-lived assets, assets and liabilities held for sale, goodwill and other intangible assets measured for impairment testing purposes.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

(In millions)	June 30, 2008	Level 1	Level 2	Level 3
Assets
Investments	$36.7	$36.7	$—	$—
Derivatives	530.1	—	530.1	—

Total assets	$566.8	$36.7	$530.1	$—

Liabilities
Derivatives	$384.5	$—	$384.5	$—

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

The impact of considering our own credit risk when measuring the fair value of liabilities had an immaterial impact on fair value measurement.

Note 12: Commitments and Contingent Liabilities

We are a defendant in various legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on our consolidated financial position or results of operations.

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

Note 13: Business Segment Information

Segment revenue and segment operating profit

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Revenue
Energy Production Systems	$947.7	$721.5	$1,801.7	$1,331.5
Energy Processing Systems	220.8	184.0	424.6	357.2
Intercompany eliminations	(0.6)	(0.5)	(1.7)	(0.8)

Subtotal Energy Systems	1,167.9	905.0	2,224.6	1,687.9
FoodTech	159.9	153.6	307.1	274.9
Airport Systems	117.1	85.2	224.6	157.9
Other revenue (1) and intercompany eliminations	9.5	5.2	(7.8)	9.2

Total revenue	$1,454.4	$1,149.0	$2,748.5	$2,129.9

Income before income taxes:
Segment operating profit:
Energy Production Systems	$104.9	$70.1	$200.0	$132.0
Energy Processing Systems	42.9	35.0	82.1	65.2

Subtotal Energy Systems	147.8	105.1	282.1	197.2
FoodTech	15.9	12.5	29.0	22.2
Airport Systems	10.5	5.7	18.1	8.8

Total segment operating profit	174.2	123.3	329.2	228.2
Corporate items:
Corporate expense (2)	(9.9)	(9.0)	(18.8)	(16.9)
Other revenue (1) and other expense, net (3)	(6.0)	(3.9)	(32.3)	(7.4)
Net interest income (expense)	0.1	(3.7)	0.1	(5.6)

Total corporate items	(15.8)	(16.6)	(51.0)	(29.9)

Income before income taxes	$158.4	$106.7	$278.2	$198.3

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.
(2)	Corporate expense primarily includes corporate staff expenses.
(3)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

Note 14: Subsequent Event

On October 29, 2007, we announced our intention to separate into two independent publicly-traded companies through the spin-off and distribution of 100% of our FoodTech and Airport Systems businesses to our shareholders. The transaction is expected to enable the two public companies to better focus on their distinct customer bases, business strategies and operational needs.

Our Board of Directors gave its final approval of the spin-off of FMC Technologies’ 100-percent ownership of John Bean Technologies Corporation (“JBT Corporation”) by declaring a dividend of JBT Corporation common stock. The dividend was distributed at the close of business on July 31, 2008, to FMC Technologies shareholders of record as of July 22, 2008. Each holder of FMC Technologies common stock received a dividend of 0.216 share of JBT Corporation common stock for every share of FMC Technologies common stock held on the record date.

In connection with the spin-off, JBT Corporation paid a cash dividend to FMC Technologies on July 31, 2008 of $150.5 million, which is subject to certain potential true-up adjustments. Our Board of Directors has approved a $95.0 million increase in its stock repurchase authorization, and we will use $95.0 million of the $150.5 million dividend to effect such stock repurchase. The remaining proceeds of the cash dividend will be used to retire existing debt.

We will report the results of the FoodTech and Airport Systems businesses as discontinued operations on the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows in subsequent periods.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(In millions, except %)	Three Months Ended June 30,		Change
	2008	2007	$	%
Revenue	$1,454.4	$1,149.0	$305.4	26.6%
Costs and expenses:
Cost of sales	1,140.0	915.2	224.8	24.6
Selling, general and administrative expense	137.1	110.7	26.4	23.8
Research and development expense	17.1	13.9	3.2	23.0

Total costs and expenses	1,294.2	1,039.8	254.4	24.5
Other income (expense), net	(1.4)	1.0	(2.4)	*
Minority interests	(0.5)	0.2	(0.7)	*
Net interest income (expense)	0.1	(3.7)	3.8	102.7

Income before income taxes	158.4	106.7	51.7	48.5
Provision for income taxes	52.6	33.7	18.9	56.1

Income from continuing operations	105.8	73.0	32.8	44.9
Income (loss) from discontinued operations, net of income taxes	—	(0.2)	0.2	*

Net income	$105.8	$72.8	$33.0	45.3%

*	Not meaningful

Our total revenue for the second quarter of 2008 reflects growth in all business segments compared to the same period in 2007. Our Energy Production Systems businesses provided $226.2 million of the $305.4 million increase. We benefited from high demand for equipment and systems, especially subsea systems, used in the major oil and gas producing regions throughout the world. The favorable market conditions related to continued strong oil and gas prices drove higher demand in our Energy Processing Systems businesses, providing $36.8 million in incremental revenue compared to 2007. Additionally, Airport Services revenues grew by $31.9 million from the prior year period primarily reflecting the execution of backlog. Of the increase in consolidated revenue, $123.0 million was attributable to the favorable impact of foreign currency translation.

Gross profit (revenue less cost of sales) primarily increased because of volume improvement in our Energy Systems’ businesses. Additionally, cost of sales as a percentage of revenue declined from 79.7% in the second quarter of 2007 to 78.4% for the same period in 2008. The margin improvement was primarily the result of progress on more complex, higher margin projects during the quarter. Of the increase in cost of sales, $97.7 million was attributable to foreign currency translation.

Selling, general and administrative expense for the second quarter of 2008 increased compared to the same period in 2007, but declined as a percentage of sales from 9.6% in 2007 to 9.4% in 2008. Higher costs in our Energy Production Systems businesses were primarily the result of increased headcount required to support growth in this business segment. While we have expanded our operations to meet the growing demand, we have been able to reduce expenses as a percentage of sales by leveraging our existing resources. Of the increase in selling, general and administrative expense, $6.6 million was attributable to foreign currency translation.

We reported net interest income of $0.1 million for the second quarter of 2008 compared to net interest expense of $3.7 million in the same period in 2007. The decline in interest expense was due to the lower average debt levels, lower borrowing costs and improved yields on cash investments for the second quarter of 2008 compared to 2007.

Our income tax provisions for the second quarter of 2008 and 2007 reflect effective tax rates of 33.2% and 31.6%, respectively. The increase in the effective rate in 2008 was primarily related to country mix and the limited deductibility of expenses related to the spin-off of the FoodTech and Airport Services businesses. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates. We anticipate our full year effective tax rate will be approximately 32.7%.

Outlook

We estimate that our full-year 2008 diluted earnings per share from continuing operations, excluding JBT Corporation, will be increased by $0.20 to the range of $2.60 to $2.70. This guidance represents year-over-year growth of approximately 36% on a comparable basis.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(In millions, except %)	Three Months Ended June 30,		Favorable/ (Unfavorable)
	2008	2007	$	%
Revenue
Energy Production Systems	$947.7	$721.5	$226.2	31.4%
Energy Processing Systems	220.8	184.0	36.8	20.0
Intercompany eliminations	(0.6)	(0.5)	(0.1)	*

Subtotal Energy Systems	1,167.9	905.0	262.9	29.0
FoodTech	159.9	153.6	6.3	4.1
Airport Systems	117.1	85.2	31.9	37.4
Other revenue and intercompany eliminations	9.5	5.2	4.3	*

Total revenue	$1,454.4	$1,149.0	$305.4	26.6%

Segment Operating Profit
Energy Production Systems	$104.9	$70.1	$34.8	49.6%
Energy Processing Systems	42.9	35.0	7.9	22.6

Subtotal Energy Systems	147.8	105.1	42.7	40.6
FoodTech	15.9	12.5	3.4	27.2
Airport Systems	10.5	5.7	4.8	84.2

Total segment operating profit	174.2	123.3	50.9	41.3
Corporate Items
Corporate expense	(9.9)	(9.0)	(0.9)	(10.0)
Other revenue and other expense, net	(6.0)	(3.9)	(2.1)	(53.8)
Net interest income (expense)	0.1	(3.7)	3.8	102.7

Total corporate items	(15.8)	(16.6)	0.8	4.8

Income from continuing operations before income taxes	158.4	106.7	51.7	48.5
Provision for income taxes	52.6	33.7	(18.9)	(56.1)

Income from continuing operations	105.8	73.0	32.8	44.9
Income (loss) from discontinued operations, net of income taxes	—	(0.2)	0.2	*

Net income	$105.8	$72.8	$33.0	45.3%

*	Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue was $226.2 million higher in the second quarter of 2008 compared to the same period in 2007. A strong backlog position in subsea at year end 2007, combined with continued high global demand for energy has resulted in higher natural gas and oil prices, prompting further development activity from customers in the exploration and production of these commodities. Production activities have increasingly been focused in remote deepwater locations with complex recovery challenges. This trend in production has driven the subsea revenue increase of $202.0 million in the second quarter of 2008 compared to the same period in 2007.

Energy Production Systems’ operating profit increased by $34.8 million in the second quarter of 2008 compared to the same period in 2007. The increase in sales volume drove $35.2 million of the profit increase. We also achieved gross profit improvements of $16.2 million, primarily reflective of continued progress on more complex, higher margin subsea projects. Increased business activity, particularly in subsea, resulted in higher headcount and selling expenses during the quarter, partially offsetting operating profit improvement.

Energy Processing Systems

Energy Processing Systems’ revenue was $36.8 million higher for the second quarter of 2008 compared to the same period in 2007. The increase was driven by higher volume in each business within the segment, reflecting continued strength in both oil and gas prices and world-wide, land-based drilling activity.

Energy Processing Systems’ operating profit in the second quarter of 2008 increased by $7.9 million compared to the same period in 2007. Approximately $11.9 million of the increase was directly attributable to higher product sales volumes in each business within the segment, offset by a slight decline in gross profit resulting from changes in business unit product mix.

FoodTech

FoodTech’s revenue was $6.3 million higher in the second quarter of 2008 compared to the same period in 2007. Favorable impact of foreign currency translation was the main driver of the revenue increase, contributing $11.8 million in incremental revenue, partially offset by fewer large orders in 2008 compared to 2007, specifically in North America and China.

FoodTech’s operating profit increased by $3.4 million in the three months ended June 30, 2008 compared to the same period in 2007. The increase in operating profit resulted from delivering a more favorable mix of products and a higher proportion of aftermarket revenue.

Airport Systems

Airport Systems’ revenue was $31.9 million higher in the second quarter of 2008 compared with the same period in 2007. Higher levels of air traffic in 2007 drove higher demand for our products, which resulted in strong backlog at the end of 2007. Many of these orders were converted into sales in the second quarter of 2008 which resulted in higher revenue for ground support equipment ($20.8 million) and passenger boarding bridges ($7.2 million).

Airport Systems’ operating profit increased by $4.8 million in the second quarter of 2008 compared to the same period in 2007. Gross profit margins were relatively stable compared to the same period in 2007. Higher sales volume contributed $6.1 million in higher profits, which were partially offset by higher selling, general and administrative, and research and development costs. Although these expenses were above the levels in the same period in 2007, we were able to grow revenue at a higher rate. Leveraging the higher volume, operating profit margins improved quarter over quarter.

Airport Systems’ experienced a decrease in orders in the second quarter of 2008 as a result of uncertainty in the economy and high fuel costs affecting profitability in the airline and air freight industries. Given the current economic conditions, management does not expect the orders’ trend to reverse in the second half of 2008.

Corporate Items

Our corporate items reduced earnings by $15.8 million for the three months ending June 30, 2008 compared to $16.6 million for the same period in 2007. The decrease in expense in 2008 primarily reflects decreased interest expense of $3.8 million due to lower average borrowings during the 2008 second quarter and a non-cash, mark-to-market gain on foreign currency forward contracts of $11.2 million compared to a gain in the prior year quarter of $5.2 million. These gains were partially offset by $5.5 million of expenses incurred during the quarter related to the spin-off of the FoodTech and Airport Systems businesses.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Energy Production Systems	$987.3	$1,086.6	$1,900.4	$1,964.5
Energy Processing Systems	203.5	188.7	461.3	388.6
Intercompany eliminations	(0.6)	(1.0)	(1.2)	(1.8)

Subtotal Energy Systems	1,190.2	1,274.3	2,360.5	2,351.3
FoodTech	147.1	142.1	295.9	287.7
Airport Systems	98.8	130.7	185.6	224.9
Other orders and intercompany eliminations	9.4	6.0	(8.1)	9.8

Total inbound orders	$1,445.5	$1,553.1	$2,833.9	$2,873.7

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	June 30, 2008	December 31, 2007	June 30, 2007
Energy Production Systems	$4,261.2	$4,162.5	$2,660.7
Energy Processing Systems	367.2	330.5	337.5
Intercompany eliminations	(0.7)	(1.1)	(1.2)

Subtotal Energy Systems	4,627.7	4,491.9	2,997.0
FoodTech	153.2	164.3	173.4
Airport Systems	187.6	226.7	219.7
Intercompany eliminations	(1.5)	(1.2)	(1.0)

Total order backlog	$4,967.0	$4,881.7	$3,389.1

Energy Production Systems’ order backlog at June 30, 2008 increased by $98.7 million since year-end 2007, which included the following significant subsea projects: Total Pazflor, StatoilHydro Ormen Lange Phase II, Vega and Troll O2, Woodside Pluto, Shell Perdido and Gumusut, and Petrobras Cascade. The record high backlog of $4.3 billion at June 30, 2008 includes the same ongoing projects mentioned above plus new orders received in 2008, including Petrobras’ Roncador Module 3 field and Tambau field.

Energy Processing Systems’ order backlog at June 30, 2008 increased by $36.7 million since year-end 2007, and by $29.7 million since June 30, 2007, primarily attributable to higher demand for material handling bulk conveying systems.

FoodTech’s order backlog at June 30, 2008 decreased by $11.1 million since year-end 2007, and by $20.2 million since June 30, 2007, reflecting a slowdown in the North American poultry market.

Airport Systems’ order backlog at June 30, 2008 has decreased by $39.1 million since year-end 2007. The majority of the year-end backlog was converted to sales in 2008 and new orders in 2008 did not fully replace the converted backlog. Compared to the prior year, orders for ground support equipment were down as a result of the uncertainty in the economy and higher fuel costs affecting profitability in the airline and freight industries.

CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In millions, except %)	Six Months Ended June 30,		Change
	2008	2007	$	%
Revenue	$2,748.5	$2,129.9	$618.6	29.0%
Costs and expenses:
Cost of sales	2,176.8	1,685.0	491.8	29.2
Selling, general and administrative expense	256.7	214.2	42.5	19.8
Research and development expense	32.5	29.2	3.3	11.3

Total costs and expenses	2,466.0	1,928.4	537.6	27.9
Other income (expense), net	(3.4)	2.8	(6.2)	*
Minority interests	(1.0)	(0.4)	(0.6)	*
Net interest income (expense)	0.1	(5.6)	5.7	101.8

Income before income taxes	278.2	198.3	79.9	40.3
Provision for income taxes	91.2	63.1	28.1	44.5

Income from continuing operations	187.0	135.2	51.8	38.3
Income (loss) from discontinued operations, net of income taxes	0.3	(1.1)	1.4	*

Net income	$187.3	$134.1	$53.2	39.7%

*	Not meaningful

Our total revenue for the six months ended June 30, 2008 reflects growth in all business segments compared to the same period in 2007. Our Energy Production Systems businesses provided $470.2 million of the $618.6 million increase. We benefited from high demand for equipment and systems, especially subsea systems, used in the major oil and gas producing regions throughout the world. Oil and gas prices remain high relative to historical levels, creating incentives for investment in the energy industry. The favorable market conditions related to continued strong oil and gas prices drove higher demand in our Energy Processing Systems businesses, providing $67.4 million in incremental revenue compared to the same period in 2007. Additionally, Airport Systems revenue increased by $66.7 million during the six months ended June 30, 2008 compared to the first half of 2007, reflecting the execution of backlog. Of the increase in total revenue, $226.2 million was attributable to the favorable impact of foreign currency translation.

Gross profit (revenue less cost of sales) primarily increased because of volume improvement in our Energy Systems’ businesses. Cost of sales as a percentage of revenue for the six months ended June 30, 2008 was comparable to the first six months of 2007. Of the increase in cost of sales, $183.1 million was attributable to foreign currency translation.

Selling, general and administrative expense for the six months ended June 30, 2008 increased compared to the same period in 2007, but declined as a percentage of sales from 10.1% in 2007 to 9.3% in 2008. Higher costs in our Energy Production Systems businesses were primarily responsible for the dollar increase, the result of increased headcount required to support growth in this business segment. While we have expanded our operations to meet the growing demand, we have been able to reduce expenses as a percentage of sales by leveraging our existing resources. Of the increase in selling, general and administrative expense, $6.6 million was attributable to foreign currency translation.

We reported net interest income of $0.1 million during the first half of 2008 compared to net interest expense of $5.6 million during the six months ended June 30, 2008. The decline in interest expense was due to the lower average debt levels, lower borrowing costs and improved yields on cash investments for the six months ended June 30, 2008 compared to the same prior year period.

Our income tax provisions for the six months ended June 30, 2008 and 2007 reflect effective tax rates of 32.8% and 31.8%, respectively. The increase in the effective rate in 2008 was primarily related to country mix of earnings and the limited deductibility of expenses related to the spin-off of the FoodTech and Airport Services businesses. The difference between the effective tax rate and the statutory U.S. federal income tax related primarily to differing foreign and state tax rates.

OPERATING RESULTS OF BUSINESS SEGMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(In millions, except %)	Six Months Ended June 30,		Favorable/ (Unfavorable)
	2008	2007	$	%
Revenue
Energy Production Systems	$1,801.7	$1,331.5	$470.2	35.3%
Energy Processing Systems	424.6	357.2	67.4	18.9
Intercompany eliminations	(1.7)	(0.8)	(0.9)	*

Subtotal Energy Systems	2,224.6	1,687.9	536.7	31.8
FoodTech	307.1	274.9	32.2	11.7
Airport Systems	224.6	157.9	66.7	42.2
Other revenue and intercompany eliminations	(7.8)	9.2	(17.0)	*

Total revenue	$2,748.5	$2,129.9	$618.6	29.0%

Segment Operating Profit
Energy Production Systems	$200.0	$132.0	$68.0	51.5%
Energy Processing Systems	82.1	65.2	16.9	25.9

Subtotal Energy Systems	282.1	197.2	84.9	43.1
FoodTech	29.0	22.2	6.8	30.6
Airport Systems	18.1	8.8	9.3	105.7

Total segment operating profit	329.2	228.2	101.0	44.3
Corporate Items
Corporate expense	(18.8)	(16.9)	(1.9)	(11.2)
Other revenue and other expense, net	(32.3)	(7.4)	(24.9)	*
Net interest income (expense)	0.1	(5.6)	5.7	101.8

Total corporate items	(51.0)	(29.9)	(21.1)	(70.6)

Income from continuing operations before income taxes	278.2	198.3	79.9	40.3
Provision for income taxes	91.2	63.1	(28.1)	(44.5)

Income from continuing operations	187.0	135.2	51.8	38.3
Income (loss) from discontinued operations, net of income taxes	0.3	(1.1)	1.4	*

Net income	$187.3	$134.1	$53.2	39.7%

*	Not meaningful

Energy Production Systems

Energy Production Systems’ revenue was $470.2 million higher for the six months ended June 30, 2008 compared to the same period in 2007. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. During the six months ended June 30, 2008, higher natural gas and crude oil prices have created an incentive for increased exploration and production of these commodities thereby driving higher demand for our products and services. Subsea systems revenue of $1.5 billion increased by $427.0 million in 2008 compared to the same period in 2007. Subsea volumes increased primarily as a result of progress on new and ongoing projects worldwide; notably projects located offshore West Africa, in the North Sea, in the Gulf of Mexico and offshore Brazil.

Energy Production Systems operating profit increased by $68.0 million in 2008 compared to the same period in 2007. The increase in sales volume accounted for $74.7 million of the profit increase. We achieved approximately $17.7 million in other gross profit improvements primarily reflective of more complex, and higher margin, subsea projects. Offsetting these profit increases were $23.6 million in increased selling, general and administrative costs attributable to higher staff levels.

Energy Processing Systems

Energy Processing Systems’ revenue increased $67.4 million for the six months ended June 30, 2008 compared to the same period in 2007. Energy demand has continued to rise in 2008 driving higher oil and gas prices and higher land-based drilling activity worldwide, resulting in higher volume in each business within the segment.

Energy Processing Systems’ operating profit in the six months ended June 30, 2008 increased $16.9 million compared to the same period in 2007. Higher sales volume drove an increase in gross profits of $20.6 million, partially offset by higher selling costs resulting from increased commission expense driven by increased revenues.

FoodTech

FoodTech’s revenue was $32.2 million higher for the six months ended June 30, 2008 compared to the same period in 2007. Foreign currency translation represents $20.7 million of the increase in revenue. Higher demand in Latin America from poultry processors contributed $14.2 million in incremental revenue.

FoodTech’s operating profit increased by $6.8 million in the six months ended June 30, 2008 compared to the same period in 2007. Higher sales volume contributed $8.5 million in higher profits which were partially offset by higher production costs, related to the decline in the value of U.S. dollar, and higher selling, general and administrative costs. In addition, gross margins increased as a result of delivering a more favorable mix of products and a higher proportion of aftermarket revenue.

Airport Systems

Airport Systems’ revenue was $66.7 million higher for the six months ended June 30, 2008 compared with the same period in 2007. Higher levels of air traffic in 2007 drove higher demand for our products, which resulted in strong backlog at the end of 2007 compared to year-end 2006. Many of these orders were converted into sales in the six months ended June 30, 2008 which resulted in higher revenue for ground support equipment ($45.3 million) and passenger boarding bridges ($16.6 million).

Airport Systems’ operating profit increased by $9.3 million in the six months ended June 30, 2008 compared with the same period in 2007. Gross profit margins were relatively stable compared to the same period in 2007. Higher sales volume contributed $10.6 million in higher profits, which were partially offset by higher selling, general and administrative, and research and development costs. Although these expenses were above the levels in the same period in 2007, we were able to grow revenue at a higher rate. Leveraging the higher volume, operating profit margins improved period over period.

Airport Systems’ experienced a decrease in orders in the six months ended June 30, 2008 as a result of uncertainty in the economy and high fuel costs affecting profitability in the airline and air freight industries. Given the current economic conditions, management does not expect the orders’ trend to reverse in the second half of 2008.

Corporate Items

Our corporate items reduced earnings by $51.0 million during the six months ended June 30, 2008 compared to $29.9 million for the same period in 2007. The increase in expense in 2008 primarily reflects a non-cash, mark-to-market loss on foreign currency forward contracts of $2.4 million compared to a gain in the prior year period of $9.3 million. Additionally, we incurred $8.2 million in expenses during the six months ended June 30, 2008 related to the spin-off of the FoodTech and Airport Systems businesses. These costs were partially offset by a $5.7 million decrease in interest expense attributable to lower net debt and more favorable interest rates on borrowings during the first half of 2008.

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations, and when needed, through various credit facilities.

We were in a net debt position at June 30, 2008. Net debt is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net debt.

(In millions)	June 30, 2008	December 31, 2007
Cash and cash equivalents	$278.2	$129.5
Short-term debt and current portion of long-term debt	(12.8)	(7.2)
Long-term debt, less current portion	(303.0)	(112.2)
Related party note payable	(10.6)	(9.9)

Net debt	$(48.2)	$0.2

The increase in net debt was due primarily to $169.8 million in repurchases of our common stock and $90.5 million in capital expenditures for the six months ended June 30, 2008, partially offset by cash generated from operating activities.

Cash Flows

During the six months ended June 30, 2008, we generated $182.2 million in cash flows from operating activities of continuing operations compared to $127.8 million during the comparable prior year period. The improvement in operating cash in-flows is attributable primarily to the increase in net income. Our working capital balances can vary significantly quarter to quarter depending on the payment terms and timing of delivery on key contracts.

During the six months ended June 30, 2008, cash flows required by investing activities of continued operations totaled $88.9 million, primarily consisting of amounts required to fund capital expenditures of $90.5 million. Capital expenditures increased from the prior year period, reflecting investment in subsea intervention assets, principally for Energy Production Systems. Additionally, proceeds from the disposal of assets during the first six months of 2008 were $1.6 million compared to $63.6 million in the same period in 2007. During the first quarter of 2007, we sold and leased back land and property in Houston, Texas.

Cash provided by financing activities was $51.9 million for the first half of 2008 which increased from $6.7 million for the six months ended June 30, 2007. We repurchased 2.9 million shares for $169.8 million under our 30 million share repurchase authorization. To fund these repurchases, we drew a net $191.0 million under our commercial paper program compared to $137.8 million during the comparable period in 2007. Additionally, we recognized excess tax benefits of $20.9 million in 2008 related to stock awards that vested or were exercised.

Debt and Liquidity

The following is a summary of our credit facilities at June 30, 2008:

(In millions) Description	Commitment Amount	Debt Outstanding	Commercial Paper Outstanding	Letters of Credit	Unused Capacity	Maturity
			(a)	(b)
Five-year revolving credit facility	$600.0	$—	$294.0	$21.3	$284.7	December 2012
One-year revolving credit facility	5.0	—	—	—	5.0	December 2008

	$605.0	$—	$294.0	$21.3	$289.7

(a)	Under our commercial paper program, we have the ability to access up to $500.0 million of short-term financing though our commercial paper dealers. Our available capacity under our $600 million five-year revolving credit facility is reduced by any outstanding commercial paper.
(b)	The $600 million five-year revolving credit facility allows us to obtain a total of $150.0 million in standby letters of credit. Our available capacity is reduced by any outstanding letters of credit associated with this facility.

Committed credit available under our five-year revolving credit facility maturing in December 2012 provided the ability to refinance our commercial paper obligations on a long-term basis. Therefore, at June 30, 2008, as we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheets.

Outlook

We plan to meet our cash requirements in the remainder of 2008 with cash generated from operations. We intend to continue to expand our Energy Systems operating facilities and our light well intervention capabilities, and we are projecting to spend $165.0 million in 2008 to carry out these activities. Additionally, we intend to contribute $50.0 million to our pension plans in 2008.

We received $150.5 million on July 31, 2008 in a dividend payment from JBT Corporation, in connection with the spin-off of 100% of our FoodTech and Airport Systems businesses to our shareholders. Our Board of Directors approved a $95.0 million increase in our stock repurchase authorization, and we will use $95.0 million of the $150.5 million dividend to effect such stock repurchase. The remaining proceeds of the cash dividend will be used to retire existing debt. Further, we expect to continue our stock repurchases previously authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions.

We have committed credit facilities totaling $605.0 million which we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions or mergers meet our standards. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting estimates. During the three months ended June 30, 2008, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. We have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of June 30, 2008, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Chicago, Illinois
August 6, 2008

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the six months ended June 30, 2008.

ITEM 1A. RISK FACTORS

As of the date of this filing, except as noted below, there have been no material changes in our Risk Factors as set forth in Item 1A to Part I of our Form 10-K for the year ended December 31, 2007. The following risk factor is in addition to, and should be read in conjunction with, the risk factors disclosed in our 2007 annual Report on Form 10-K.

Our businesses are subject to a variety of governmental regulations.

We are exposed to a variety of federal, state, local and international laws and regulations relating to matters such as environmental, health and safety, labor and employment, import/export control, currency exchange, bribery and corruption and taxation. These laws and regulations are complex, change frequently and have tended to become more stringent over time. In the event the scope of these laws and regulations expand in the future, the incremental cost of compliance could adversely impact our financial condition, results of operations or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended June 30, 2008. The following table summarizes repurchases of our common stock during the three months ended June 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b)
April 1, 2008 – April 30, 2008	780,240	$62.17	770,200	11,186,691
May 1, 2008 – May 31, 2008	270,390	$68.85	262,000	10,924,691
June 1, 2008 – June 30, 2008	216,186	$73.53	207,140	10,717,551

Total	1,266,816	$65.53	1,239,340	10,717,551	(c)

(a)	Represents 1,239,340 shares of common stock repurchased and held in treasury and 27,476 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 76,610 shares of registered common stock held in this trust, as directed by the beneficiaries, during the three months ended June 30, 2008.
(b)	In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our outstanding common stock through open market purchases. The Board of Directors has authorized extensions of this program adding five million shares in February 2006 and eight million shares in February 2007 for a total of fifteen million shares of common stock authorized for repurchase. As a result of the two-for-one stock split on August 31, 2007, the authorization was increased to 30 million shares.
(c)	On July 12, 2008, we were authorized to repurchase $95.0 million of our issued and outstanding common stock in addition to the 10,717,551 maximum number of shares that may yet be purchased under our previously authorized plans. The new repurchase authorization will expire on August 1, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 9, 2008 for the purpose of re-electing three directors, approving the material terms of the performance goals under our Incentive Compensation and Stock Plan and voting on any other business properly brought before the meeting.

All of the nominees for directors, as listed in the proxy statement, were re-elected by the following votes:

C. Maury Devine	For:	115,977,332 votes
	Withheld:	3,971,749 votes

Thomas M. Hamilton	For:	115,936,608 votes
	Withheld:	4,012,473 votes

Richard A. Pattarozzi	For:	115,443,297 votes
	Withheld:	4,505,784 votes

The following directors’ terms of office continued after the meeting: Mike R. Bowlin, Philip J. Burguieres, Peter D. Kinnear, Asbjørn Larsen, Edward J. Mooney, Joseph H. Netherland, James M. Ringler, and James R. Thompson.

All material terms of the performance goals under our Incentive Compensation and Stock Plan were approved by the following votes:

Terms of performance goals	For:	111,404,217 votes
	Against:	7,757,289 votes
	Abstain:	1,630,351 votes

There was no other business voted upon at the meeting.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description
2.1	Separation and Distribution Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation, (incorporated by reference from Exhibit 2.1 on Form 8-K filed on August 6, 2008)

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form S-1/A filed on April 4, 2001.

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Form S-1/A filed on April 4, 2001.

10.7(e)	Amended and Restated FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan.

10.9(d)	Amended and Restated FMC Technologies, Inc. Non-Qualified Savings and Investment Plan.

10.15	Tax Sharing Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation, (incorporated by reference from Exhibit 10.1 on Form 8-K filed on August 6, 2008)

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Controller and duly authorized officer

Date: August 6, 2008

EXHIBIT INDEX

Number in Exhibit Table	Description
2.1	Separation and Distribution Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation, (incorporated by reference from Exhibit 2.1 on Form 8-K filed on August 6, 2008)

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form S-1/A filed on April 4, 2001.

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Form S-1/A filed on April 4, 2001.

10.7(e)	Amended and Restated FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan.

10.9(d)	Amended and Restated FMC Technologies, Inc. Non-Qualified Savings and Investment Plan.

10.15	Tax Sharing Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation, (incorporated by reference from Exhibit 10.1 on Form 8-K filed on August 6, 2008)

15	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.