Form 10-Q
period 2008-09-30
FMC TECHNOLOGIES INC
filed 2008-11-10
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, par value $0.01 per share	125,039,989

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$1,127.6	$879.4	$3,345.8	$2,578.4
Costs and expenses:
Cost of sales	888.2	704.5	2,664.7	2,063.4
Selling, general and administrative expense	82.2	78.3	257.8	224.7
Research and development expense	12.2	10.0	32.9	30.2

Total costs and expenses	982.6	792.8	2,955.4	2,318.3
Other income (expense), net	(6.2)	14.6	(11.5)	15.7
Minority interests	(0.4)	(0.1)	(1.4)	(0.5)

Income before net interest expense and income taxes	138.4	101.1	377.5	275.3
Net interest income (expense)	(0.9)	(3.3)	(0.8)	(8.9)

Income from continuing operations before income taxes	137.5	97.8	376.7	266.4
Provision for income taxes	45.1	32.5	117.7	90.0

Income from continuing operations	92.4	65.3	259.0	176.4
Income (loss) from discontinued operations, net of income taxes	(9.7)	13.4	11.0	36.5

Net income	$82.7	$78.7	$270.0	$212.9

Basic earnings per share (Note 3):
Income from continuing operations	$0.73	$0.50	$2.01	$1.34
Income (loss) from discontinued operations	(0.08)	0.10	0.09	0.27

Basic earnings per share	$0.65	$0.60	$2.10	$1.61

Diluted earnings per share (Note 3):
Income from continuing operations	$0.72	$0.49	$1.99	$1.31
Income (loss) from discontinued operations	(0.08)	0.10	0.08	0.27

Diluted earnings per share	$0.64	$0.59	$2.07	$1.58

Weighted average shares outstanding (Note 3):
Basic	127.0	130.2	128.5	131.7

Diluted	129.0	132.6	130.5	134.2

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In millions, except per share data)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$306.0	$129.5
Trade receivables, net of allowances of $3.0 in 2008 and $2.8 in 2007	926.4	775.7
Inventories (Note 4)	589.2	533.2
Derivative financial instruments (Note 5)	238.7	154.5
Prepaid expenses	25.7	20.5
Other current assets	193.1	143.2
Assets of discontinued operations (Note 2)	0.9	533.8

Total current assets	2,280.0	2,290.4
Investments	24.8	33.4
Property, plant and equipment, net of accumulated depreciation of $365.1 in 2008 and $349.2 in 2007	511.7	452.3
Goodwill	145.2	147.8
Intangible assets, net	74.3	79.6
Deferred income taxes	130.7	65.3
Other assets	132.3	142.3

Total assets	$3,299.0	$3,211.1

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt	$13.2	$7.2
Accounts payable, trade and other	429.2	405.6
Advance payments and progress billings	805.8	665.3
Derivative financial instruments (Note 5)	195.6	106.9
Other current liabilities	204.9	210.7
Income taxes payable	10.3	56.0
Current portion of accrued pension and other postretirement benefits	9.5	15.1
Deferred income taxes	116.0	35.9
Liabilities of discontinued operations (Note 2)	5.9	340.2

Total current liabilities	1,790.4	1,842.9
Long-term debt, less current portion (Note 7)	351.8	112.2
Accrued pension and other postretirement benefits, less current portion	107.8	50.4
Other liabilities	189.8	176.3
Minority interests in consolidated companies	8.3	7.6
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2008 or 2007
Common stock, $0.01 par value, 195.0 shares authorized; 143.2 shares issued in 2008 and 2007; 124.9 and 129.3 shares outstanding in 2008 and 2007, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.1 and 0.2 shares outstanding in 2008 and 2007, respectively	(6.7)	(5.4)
Common stock held in treasury, at cost; 18.1 and 13.7 shares in 2008 and 2007, respectively	(707.0)	(422.7)
Capital in excess of par value of common stock	722.7	724.0
Retained earnings	993.5	771.6
Accumulated other comprehensive loss	(153.0)	(47.2)

Total stockholders’ equity	850.9	1,021.7

Total liabilities and stockholders’ equity	$3,299.0	$3,211.1

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2008	2007
Cash provided (required) by operating activities of continuing operations:
Net income	$270.0	$212.9
Income from discontinued operations, net of tax	(11.0)	(36.5)

Income from continuing operations	259.0	176.4
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	42.8	32.9
Amortization	10.6	10.4
Employee benefit plan costs	38.0	43.1
Deferred income tax provision	61.5	7.3
Unrealized loss (gain) on derivative instruments	3.7	(19.0)
Net loss (gain) on disposal of assets	0.2	(3.5)
Other	7.2	8.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(167.3)	(24.0)
Inventories	(69.0)	(66.2)
Accounts payable, trade and other	18.7	(8.3)
Advance payments and progress billings	148.5	202.2
Other assets and liabilities, net	(50.8)	(60.0)
Income taxes payable	(84.8)	(15.8)
Accrued pension and other postretirement benefits, net	(20.6)	(27.7)

Cash provided by operating activities of continuing operations	197.7	256.0
Net cash provided (required) by discontinued operations – operating	(9.5)	20.2

Cash provided by operating activities	188.2	276.2

Cash provided (required) by investing activities:
Capital expenditures	(117.8)	(106.4)
Acquisitions	—	(44.9)
Proceeds from disposal of assets	3.1	63.7

Cash required by investing activities of continuing operations	(114.7)	(87.6)
Cash required by discontinued operations – investing	(4.7)	(5.0)

Cash required by investing activities	(119.4)	(92.6)

Cash provided (required) by financing activities:
Net increase in short-term debt and current portion of long-term debt	7.4	99.1
Net increase (decrease) in commercial paper	(2.0)	133.7
Issuance of long-term debt, net of repayments	241.0	—
Repayment of long-term debt	—	(52.9)
Proceeds from exercise of stock options	4.9	18.4
Purchase of treasury stock	(324.0)	(250.8)
Excess tax benefits	23.1	20.6
Proceeds on spin-off of JBT Corporation and affiliates	157.8	—
Other	(1.2)	0.4

Cash provided (required) by financing activities of continuing operations	107.0	(31.5)

Effect of exchange rate changes on cash and cash equivalents	0.7	8.3

Increase in cash and cash equivalents	176.5	160.4
Cash and cash equivalents, beginning of period	129.5	79.5

Cash and cash equivalents, end of period	$306.0	$239.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The following (a) condensed balance sheet as of December 31, 2007, which has been derived from audited financial statements, and (b) unaudited interim condensed financial statements, and notes thereto (the “statements”), of FMC Technologies, Inc. and its consolidated subsidiaries (“FMC”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2007.

In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of those for the full year. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation. In 2007, we incurred unrealized gains and losses on the interest rate component of currency forwards, which we classified in cost of sales. We reclassified the net unrealized loss related to revenue contracts of $2.1 million and net unrealized gain of $11.9 million for the three and nine months ended September 30, 2007, respectively, from cost of sales to revenue. The unrealized losses and gains in revenue are presented as other revenue in the business segment disclosure.

Note 2: Discontinued Operations

On July 12, 2008, our Board of Directors approved the spin-off of 100% of our FoodTech and Airport Systems businesses to our shareholders. The spin-off was accomplished on July 31, 2008 through a dividend of all outstanding shares of John Bean Technologies Corporation (“JBT”), which is now an independent public company traded on the New York Stock Exchange (symbol JBT). JBT has been reclassified to discontinued operations in the consolidated financial statements for all periods presented.

Prior to the spin-off, we received necessary regulatory approvals, including a private letter ruling on the tax-free nature of the transaction from the Internal Revenue Service, and a declaration of effectiveness for JBT’s registration statement on Form 10 with the SEC. The dividend was distributed at the close of business on July 31, 2008 to our shareholders of record as of July 22, 2008. Each holder of our common stock received a dividend of 0.216 share of JBT common stock for every share of our common stock held on the record date. The distribution resulted in a net decrease in our stockholders’ equity of $20.2 million which represents a $48.1 million decrease in retained earnings partially offset by a $27.9 million decrease in accumulated other comprehensive loss.

At the time of the spin-off of JBT, all outstanding stock options to purchase our common stock and all restricted stock shares awarded in 2007 and held by employees of JBT were converted into JBT stock awards. Restricted stock shares awarded prior to 2007 and held by employees of JBT were maintained by us and will vest in 2009. At the completion of the spin-off of JBT, outstanding stock options to purchase our common stock and outstanding restricted stock units held by our directors and employees who remained with us were adjusted to preserve the intrinsic value of the shares held prior to the spin-off.

In connection with the spin-off, JBT paid us a cash dividend of $157.8 million. A true-up adjustment of the dividend payment of $38.4 million was received from JBT on October 14, 2008 and is reported in other current assets in the consolidated balance sheet at September 30, 2008.

The consolidated statements of income include the following in discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Revenue	$82.0	$258.3	$612.5	$707.5
Income (loss) before income taxes	(3.4)	22.6	35.6	50.9
Income tax provision	6.3	9.2	24.6	14.4

Income (loss) from discontinued operations, net of income taxes	$(9.7)	$13.4	$11.0	$36.5

The major classes of assets and liabilities of businesses reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

(In millions)	September 30, 2008	December 31, 2007
Assets:
Trade receivables, net	$—	$182.5
Inventories	—	142.9
Property, plant and equipment, net	—	126.8
Other assets	0.9	81.6

Assets of discontinued operations	$0.9	$533.8

Liabilities:
Accounts payable, trade and other	$5.5	$98.9
Advance payments and progress billings	—	101.6
Other liabilities	0.4	139.7

Liabilities of discontinued operations	$5.9	$340.2

We entered into various agreements relating to the spin-off, including, among others, a separation and distribution agreement between FMC and JBT (Exhibit 2.1 on Form 8-K filed on August 6, 2008) (the “Separation and Distribution Agreement”) and a tax sharing agreement between FMC and JBT (Exhibit 10.1 on Form 8-K filed on August 6, 2008) (the “Tax Sharing Agreement”). The Separation and Distribution Agreement required us to contribute certain business segments and their associated assets and liabilities to JBT to be included in JBT’s business. As a result of the contribution, we have no interest in JBT’s assets and business and, subject to certain exceptions described below, generally have no obligation with respect to JBT’s liabilities. Similarly, JBT has no interest in our assets and generally has no obligation with respect to our liabilities related to retained businesses after the distribution. We generally made no representations or warranties as to the assets, businesses or liabilities transferred or assumed as part of the contribution, and generally made the transfers on an “as is, where is” basis. JBT agreed to cause us to be released from all FMC obligations to guarantee or otherwise support any liabilities or obligations of JBT not later than July 31, 2010. JBT agreed to reimburse and otherwise indemnify and hold us harmless for the full amount of all payments made or products or services delivered to third parties under any guarantee not terminated prior to July 31, 2008.

The tax sharing agreement sets forth the responsibilities of the parties with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. The tax sharing agreement also provides that JBT will indemnify us for some or all of the taxes resulting from the transactions related to the distribution of JBT’s common stock if JBT takes certain actions which ultimately result in disqualifying the distribution as tax-free under Sections 355 and 368 of the U.S. Internal Revenue Code, as amended (the “Code”). FMC will indemnify JBT against any liability for tax if our actions cause the disqualification of the spin-off as tax-free under the Code.

Note 3: Earnings Per Share (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

(In millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic earnings per share:
Income from continuing operations	$92.4	$65.3	$259.0	$176.4

Weighted average number of shares outstanding	127.0	130.2	128.5	131.7

Basic earnings per share from continuing operations	$0.73	$0.50	$2.01	$1.34

Diluted earnings per share:
Income from continuing operations	$92.4	$65.3	$259.0	$176.4

Weighted average number of shares outstanding	127.0	130.2	128.5	131.7
Effect of dilutive securities:
Options on common stock	0.5	0.7	0.5	1.0
Restricted stock	1.5	1.7	1.5	1.5

Total shares and dilutive securities	129.0	132.6	130.5	134.2

Diluted earnings per share from continuing operations	$0.72	$0.49	$1.99	$1.31

Note 4: Inventories

Inventories consisted of the following:

(In millions)	September 30, 2008	December 31, 2007
Raw materials	$136.8	$134.8
Work in process	108.9	87.7
Finished goods	473.0	424.5

Gross inventories before LIFO reserves and valuation adjustments	718.7	647.0
LIFO reserves and valuation adjustments	(129.5)	(113.8)

Net inventories	$589.2	$533.2

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

	September 30, 2008		December 31, 2007
(In millions)	Short Term	Long Term	Short Term	Long Term
Assets	$238.7	$89.5	$154.5	$105.4

Liabilities	$195.6	$106.4	$106.9	$69.5

The portion of cash flow hedges excluded from the assessment of hedge effectiveness was a gain of $8.9 million and $6.6 million for the three and nine month periods ended September 30, 2008, respectively. A net loss of $2.1 million and a net gain of $6.8 million were reported for the three and nine month periods ending September 30, 2007, respectively. Gains and losses are recorded in revenue and cost of sales based on the transaction hedged on the consolidated statements of income. Revenue recorded from gains and losses are reported in other revenue in the reconciliation of segment operating profit to income before income taxes.

Losses related to discontinued hedging relationships were $1.8 million and $15.6 million for the three and nine month periods ended September 30, 2008, respectively. For the three and nine month periods ended September 30, 2007, net gains of $0.2 million and $6.9 million were reported, respectively. These gains and loses are recorded in cost of sales on the consolidated statements of income and in segment operating profit in the reconciliation of segment operating profit to income before income taxes.

Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive loss of $36.3 million and accumulated other comprehensive income of $30.3 million at September 30, 2008, and December 31, 2007, respectively. We expect to transfer approximately $15.0 million of the balance at September 30, 2008 to earnings during the next 12 months when the forecasted transactions actually occur. The net impact of this transfer, combined with recording the actual transactions, will have a neutral impact on future earnings. All forecasted transactions currently being hedged are expected to occur by 2012.

Losses, net of remeasurement of assets and liabilities, recorded in earnings for instruments not designated as hedging instruments were $4.2 million and $7.0 million for the three and nine month periods ending September 30, 2008, respectively. Net gains of $13.9 million and $12.2 million were reported for the three and nine month periods ended September 30, 2007, respectively. The gains and losses are recorded in other income (expense), net on the consolidated statements of income and in other expense, net in the reconciliation of segment operating profit to income before income taxes.

Note 6: Income Taxes

As of September 30, 2008, we had gross unrecognized tax benefits of $21.8 million. This amount did not change materially during the current quarter. Our U.S. federal income tax returns for our 2004 and 2005 tax years are under examination by the Internal Revenue Service (“IRS”). In conjunction with this examination, in July 2008 the IRS proposed adjustments to such years’ taxable income, primarily related to our treatment of intercompany transfer pricing. The company has not agreed to these proposed adjustments and has provided additional analysis and documentation in support of its position to the IRS. At this time the ultimate outcome of this matter remains uncertain. However, management believes we are adequately reserved for this matter as of September 30, 2008.

It is reasonably possible that within twelve months, unrecognized tax benefits related to certain tax reporting positions taken in prior periods could decrease by up to $20.1 million due to the resolution of these and other tax matters under current examination.

Note 7: Debt

Long-term debt—Long-term debt consisted of the following:

(In millions)	September 30, 2008	December 31, 2007
Revolving credit facilities	$242.0	$—
Commercial paper (1)	101.0	103.0
Property financing	8.6	8.9
Other	0.6	0.7

Total long-term debt	352.2	112.6
Less: current portion	(0.4)	(0.4)

Long-term debt, less current portion	$351.8	$112.2

(1)	Committed credit available under our five-year revolving credit facility maturing in December 2012 provides the ability to issue our commercial paper obligations on a long-term basis. Therefore, at September 30, 2008, as we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheets. Commercial paper borrowings as of September 30, 2008 had an average interest rate of 3.9%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Balance at beginning of period	$15.6	$9.0	$12.4	$11.1
Expense for new warranties	0.7	2.2	8.8	8.8
Adjustments to existing accruals	0.3	(0.4)	0.2	(2.2)
Claims paid	(2.3)	(3.9)	(7.1)	(10.8)

Balance at end of period	$14.3	$6.9	$14.3	$6.9

Note 9: Pension and Other Postretirement Benefits

The components of net periodic benefit cost (income) were as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Service cost	$8.5	$8.1	$25.6	$23.3
Interest cost	10.2	12.4	30.4	36.5
Expected return on plan assets	(13.1)	(16.1)	(39.3)	(46.9)
Amortization of transition asset	(0.1)	(0.1)	(0.4)	(0.4)
Amortization of prior service cost	0.1	0.1	0.2	0.3
Amortization of actuarial losses, net	0.9	2.4	2.9	7.1

Net periodic benefit cost	$6.5	$6.8	$19.4	$19.9

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.1	0.2	0.5	0.8
Amortization of prior service benefit	(0.4)	(0.6)	(1.1)	(1.9)
Recognized net loss	—	—	(0.1)	—

Net periodic benefit (income)	$(0.2)	$(0.4)	$(0.6)	$(1.0)

In preparation for the spin-off of JBT, a provisional amount of accrued pension and other post-retirement benefit obligations payable to participants employed by JBT were transferred to a JBT trust in June 2008. Additionally, a remeasurement of our U.S. defined benefit pension plans and other post-retirement benefits was performed as of June 30, 2008 to help estimate the balance of the plan attributes that are to be transferred to JBT. The calculation of the remeasurement was based on the same actuarial assumptions, methods and plan provisions as were reported in the Annual Report on Form 10-K for the year ended December 31, 2007; however, the calculation was based on a discount rate of 6.75% as of June 30, 2008 to be consistent with the discount rate environment at June 30, 2008. Year-to-date net periodic benefit cost for 2008 was adjusted in the third quarter to reflect the revised assumptions. The pension plan remeasurement at June 30, 2008 resulted in a $76.5 million increase in the pension liability, a $48.2 million increase, net of tax in other comprehensive loss, and an increase in deferred tax assets of $28.3 million. The remeasurement of other post retirement benefits at June 30, 2008 resulted in a $0.4 million reduction in the post retirement benefit liabilities and impacted the unrecognized actuarial loss component of other comprehensive income by $0.2 million, net of tax.

The final determination of the projected benefit obligation and related pension assets to be transferred to JBT has not been completed; however, estimates of these amounts, based upon the remeasurement at June 30, 2008, are reflected in the accompanying September 30, 2008 consolidated balance sheet as components of the assets and liabilities spun-off to JBT, and recorded in stockholders’ equity. Any true up of the benefit obligation or pension assets transferred to JBT resulting from the final calculation will also be reflected as an equity transaction in the fourth quarter of 2008,

The company funded the plan with a $9.8 million contribution in September 2008 and may fund up to another $20.0 million.

Note 10: Stock-Based Compensation

We sponsor a stock-based compensation plan and have granted awards primarily in the form of nonvested stock awards (also known as restricted stock in the plan document). We recognize compensation expense for awards under the plan and the corresponding income tax benefits related to the expense. The recorded amounts for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Restricted stock	$7.2	$5.1	$19.7	$14.2
Other	0.5	0.6	1.3	1.3

Total stock-based compensation expense	$7.7	$5.7	$21.0	$15.5

In the nine months ended September 30, 2008, we granted the following restricted stock awards to employees (presented at target payout amounts):

(Number of restricted stock shares in thousands)	Shares**		Weighted- average grant date fair value
Time-based	220
Performance-based	93	*
Market-based	47	*

Granted during the nine months ended September 30, 2008	360		$51.15

*	Assumes target payout
**	Awards granted prior to July 31, 2008 have been adjusted to reflect the impact of the dividend of JBT common stock

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

For current year performance-based awards, actual payouts may vary from zero to 186 thousand shares and will be dependent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ending December 31, 2008. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends. As of September 30, 2008, we are expensing at a rate that assumes a maximum payout will be achieved.

For current year market-based awards, actual payouts may vary from zero to 93 thousand shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return for the year ending December 31, 2008. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.

Note 11: Stockholders’ Equity

There were no cash dividends declared during the nine months ended September 30, 2008 or 2007.

We have been authorized by our Board of Directors to repurchase up to 30 million shares and $95.0 million of our issued and outstanding common stock. We completed the share repurchases under the $95.0 million program (purchase of 1,810 thousand shares) and purchased 1,033 thousand shares under the 30 million share program during the third quarter. Through September 30, 2008, we made the following purchases under the buyback programs:

(In millions, except share data)	2008		2007
	Shares	$	Shares	$
Total purchased to date – January 1,	16,422,053	$493.8	8,540,072	$206.4
Treasury stock repurchases – first quarter	1,621,056	88.8	5,050,060	168.3

Total purchased to date – March 31,	18,043,109	$582.6	13,590,132	$374.7
Treasury stock repurchases – second quarter	1,239,340	81.0	1,576,890	55.9

Total purchased to date – June 30,	19,282,449	$663.6	15,167,022	$430.6
Treasury stock repurchases – third quarter	2,842,715	154.2	599,681	26.6

Total purchased to date – September 30,	22,125,164	$817.8	15,766,703	$457.2
Treasury stock repurchases – fourth quarter	*	*	655,350	36.6

Total purchased to date – December 31,	*	*	16,422,053	$493.8

*	Not yet applicable

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. The treasury shares are accounted for using the cost method.

During the nine months ended September 30, 2008, 1,229 thousand shares were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2007, 2,615 thousand shares were issued, including 2,204 thousand from treasury stock.

Comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Net income	$82.7	$78.7	$270.0	$212.9
Foreign currency translation adjustments	(63.6)	15.0	(19.8)	35.6
Net deferral of hedging gains, net of tax	(96.6)	1.4	(66.6)	14.5
Amortization of pension and other postretirement benefit losses, net of tax	(47.6)	1.1	(47.3)	3.3

Comprehensive income (loss)	$(125.1)	$96.2	$136.3	$266.3

Accumulated other comprehensive loss consisted of the following:

(In millions)	September 30, 2008	December 31, 2007
Cumulative foreign currency translation adjustments	$(18.6)	$(1.2)
Cumulative deferral of hedging gains, net of tax	(36.3)	30.3
Cumulative deferral of pension and other postretirement benefit losses, net of tax	(98.1)	(76.3)

Accumulated other comprehensive loss	$(153.0)	$(47.2)

Accumulated other comprehensive loss at September 30, 2008 was reduced by $2.4 million of cumulative foreign currency translation adjustments and $25.5 million of pension and other postretirement benefit losses distributed to JBT as a result of the spin-off on July 31, 2008.

Note 12: Fair Value of Financial Assets

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

(In millions)	September 30, 2008	Level 1	Level 2	Level 3
Assets
Investments	$24.8	$24.8	$—	$—
Derivatives	328.2	—	328.2	—

Total assets	$353.0	$24.8	$328.2	$—

Liabilities
Derivatives	$302.0	$—	$302.0	$—

Fair value measurements for investments are valued based on quoted prices in public markets that we have the ability to access. We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by adjusting the derivative asset value by the amount calculated by multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however a spread representing our credit spread is used. Our credit spread and the credit spread of our counterparties not publicly available are approximated by using the spread of similar companies in the same industry, with the same credit rating, and of similar size. The derivative asset values presented in the preceding table were reduced by $1.0 million, and the derivative liability values reduced by $0.5 million to approximate fair value including credit risk for the third quarter of 2008.

Note 13: Commitments and Contingent Liabilities

We are a defendant in various legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on our consolidated financial position or results of operations.

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. The majority of these financial instruments represent guarantees of our future performance. Additionally, we are the named guarantor on certain letters of credit and performance bonds issued by our former subsidiary, JBT; however, we are fully indemnified by JBT pursuant to the terms and conditions of the Separation and Distribution Agreement, dated July 31, 2008, by and between FMC and JBT. Management does not expect any of these financial instruments to result in losses that if incurred, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 14: Business Segment Information

Segment revenue and segment operating profit was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Revenue
Energy Production Systems	$896.2	$683.8	$2,697.9	$2,015.3
Energy Processing Systems	229.0	199.6	653.6	556.8
Other revenue (1) and intercompany eliminations	2.4	(4.0)	(5.7)	6.3

Total revenue	$1,127.6	$879.4	$3,345.8	$2,578.4

Income before income taxes:
Segment operating profit:
Energy Production Systems	$101.6	$70.4	$301.6	$202.4
Energy Processing Systems	42.7	38.0	124.8	103.2

Total segment operating profit	144.3	108.4	426.4	305.6
Corporate items:
Corporate expense (2)	(9.9)	(9.8)	(28.4)	(26.5)
Other revenue (1) and other expense, net (3)	4.0	2.5	(20.5)	(3.8)
Net interest income (expense)	(0.9)	(3.3)	(0.8)	(8.9)

Total corporate items	(6.8)	(10.6)	(49.7)	(39.2)

Income before income taxes	$137.5	$97.8	$376.7	$266.4

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.
(2)	Corporate expense primarily includes corporate staff expenses.
(3)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and assets were as follows:

(In millions)	September 30, 2008	December 31, 2007
Segment operating capital employed (1):
Energy Production Systems	$816.2	$676.9
Energy Processing Systems	238.8	243.7
Intercompany eliminations	(0.1)	—

Total segment operating capital employed	1,054.9	920.6
Segment liabilities included in total segment operating capital employed (2)	1,471.2	1,303.8
Corporate (3)	772.0	452.9
Assets of discontinued operations	0.9	533.8

Total assets	$3,299.0	$3,211.1

Segment assets:
Energy Production Systems	$2,124.6	$1,834.4
Energy Processing Systems	404.4	392.6
Intercompany eliminations	(2.9)	(2.6)

Total segment assets	2,526.1	2,224.4
Corporate (3)	772.0	452.9
Assets of discontinued operations	0.9	533.8

Total assets	$3,299.0	$3,211.1

(1)	FMC’s management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes, LIFO inventory reserves and the fair value of derivatives.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended September 30,		Change
(In millions, except %)	2008	2007	$	%
Revenue	$1,127.6	$879.4	248.2	28.2
Costs and expenses:
Cost of sales	888.2	704.5	183.7	26.1
Selling, general and administrative expense	82.2	78.3	3.9	5.0
Research and development expense	12.2	10.0	2.2	22.0

Total costs and expenses	982.6	792.8	189.8	23.9
Other income (expense), net	(6.2)	14.6	(20.8)	*
Minority interests	(0.4)	(0.1)	(0.3)	*
Net interest income (expense)	(0.9)	(3.3)	2.4	72.7

Income before income taxes	137.5	97.8	39.7	40.6
Provision for income taxes	45.1	32.5	12.6	38.8

Income from continuing operations	92.4	65.3	27.1	41.5
Income (loss) from discontinued operations, net of income taxes	(9.7)	13.4	(23.1)	*

Net income	$82.7	$78.7	4.0	5.1

*	Not meaningful

Our total revenue for the third quarter of 2008 reflects growth in both business segments compared to the same period in 2007. Our Energy Production Systems businesses provided $212.4 million of the $248.2 million increase. We have benefited from high demand for equipment and systems during prior periods, especially subsea systems, used in the major oil and gas producing regions throughout the world. The favorable market conditions during those periods resulted in a strong year-end 2007 backlog position and subsequently, higher revenues in the succeeding periods. Additionally, Energy Processing Systems revenues provided $29.4 million in incremental revenue compared to the third quarter of 2007 reflecting the execution of backlog, particularly in the Material Handling and Measurement Solutions businesses. Of the increase in consolidated revenue, $59.6 million was attributable to the favorable impact of foreign currency translation.

Gross profit (revenue less cost of sales) primarily increased because of volume improvement in our Energy Production Systems business. Additionally, cost of sales as a percentage of revenue declined from 80.1 % in the third quarter of 2007 to 78.8 % for the same period in 2008. The margin improvement was primarily the result of progress on more complex, higher margin projects during the quarter. Of the increase in cost of sales, $50.0 million was attributable to foreign currency translation.

Selling, general and administrative expense for the third quarter of 2008 increased $3.9 million compared to the same period in 2007. The decline in our common stock price and other investments held in our employee benefit trust during the third quarter of 2008 resulted in a $7.3 million reduction in compensation expense related to our non-qualified deferred compensation plan. Excluding this reduction in compensation expense, selling, general and administrative expense for the third quarter of 2008 increased by $12.5 million compared to the same period in 2007, but declined as a percentage of sales from 8.8% in 2007 to 7.9% in 2008. Increased headcount required to support growth, primarily in the Energy Production Systems segment, required $10.9 million in incremental expense. While we have expanded our operations to meet the growing demand, we have been able to reduce expenses as a percentage of sales by leveraging our existing resources. Of the increase in selling, general and administrative expense, $2.7 million was attributable to foreign currency translation.

Other income (expense), net, reflected $4.2 million in losses and $13.9 million in gains on foreign currency derivative instruments, for which hedge accounting is not applied, for the three months ended September 30, 2008 and 2007, respectively. Additionally, we had $2.1 million in compensation expense during the third quarter 2008 associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan.

Net interest expense decreased $2.4 million in the third quarter of 2008 compared to the same period in 2007 primarily due to lower average debt levels and improved yields on cash investments, partially offset by higher borrowing costs for the third quarter of 2008 compared to 2007.

Our income tax provisions for the third quarter of 2008 and 2007 reflect effective tax rates of 32.8% and 33.2%, respectively. The decrease in the effective rate in 2008 was primarily due to country mix of earnings. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates. We anticipate our full year effective tax rate will be approximately 31.0%.

Income (loss) from discontinued operations, net of income taxes, in the third quarter of 2008 reflects $3.2 million in operating results of JBT for the month ended July 31, 2008 offset by $12.9 million of expenses related to the spin-off of JBT. These expenses consist primarily of non-deductible legal, accounting and professional fees to complete the spin-off.

Outlook

The long-term outlook for our businesses remains generally favorable despite the recent volatility in the equity and credit markets and the likelihood of some global decrease in hydrocarbon demand. While current markets are witnessing declining gas and oil commodity prices, volatile movements in many of the global currencies, and generally tighter lending restrictions, we believe that any major macroeconomic disruptions will ultimately correct themselves.

We believe that the outlook for the Company for the remainder of 2008 and heading into 2009 remains positive. In spite of the recent weakening in commodity prices off of their historic highs earlier this year, current prices are expected to keep overall demand for subsea exploration and production activity high. The Company enters the fourth quarter of 2008 with a strong backlog position, particularly in the Subsea business, and management believes that business activity in 2009 should be strong.

We estimate that our full-year 2008 diluted earnings per share from continuing operations will be within the range of $2.60 to $2.70.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended September 30,		Favorable/ (Unfavorable)
(In millions, except %)	2008	2007	$	%
Revenue
Energy Production Systems	$896.2	$683.8	212.4	31.1
Energy Processing Systems	229.0	199.6	29.4	14.7
Other revenue and intercompany eliminations	2.4	(4.0)	6.4	*

Total revenue	$1,127.6	$879.4	248.2	28.2

Segment Operating Profit
Energy Production Systems	$101.6	$70.4	31.2	44.3
Energy Processing Systems	42.7	38.0	4.7	12.4

Total segment operating profit	144.3	108.4	35.9	33.1
Corporate Items
Corporate expense	(9.9)	(9.8)	(0.1)	(1.0)
Other revenue and other expense, net	4.0	2.5	1.5	*
Net interest income (expense)	(0.9)	(3.3)	2.4	72.7

Total corporate items	(6.8)	(10.6)	3.8	35.8

Income from continuing operations before income taxes	$137.5	$97.8	39.7	40.6
Provision for income taxes	45.1	32.5	12.6	38.8

Income from continuing operations	92.4	65.3	27.1	41.5
Income (loss) from discontinued operations, net of income taxes	(9.7)	13.4	(23.1)	*

Net income	$82.7	$78.7	4.0	5.1

*	Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue was $212.4 million higher in the third quarter of 2008 compared to the same period in 2007, driven primarily by the conversion to revenue of a strong backlog position in Subsea at year end 2007. Additionally, continued high demand for energy resulted in further development activity from Surface Wellhead customers in North Africa and the Middle East. Customer exploration and production activities continue to be focused in remote deepwater locations with complex recovery challenges. This trend in production has driven the Subsea revenue increase of $200.6 million in the third quarter of 2008 over the same period in 2007, particularly on new and ongoing projects located in the North Sea, in the Gulf of Mexico and offshore Brazil.

Energy Production Systems operating profit increased by $31.2 million in the third quarter of 2008 compared to the same period in 2007. The increase in sales volume drove $33.6 million in higher gross profit. We also achieved gross margin improvements of $10.9 million compared to 2007, primarily reflective of continued progress on more complex, and higher margin, subsea projects. Increased business activity resulted in higher headcount and selling costs during the quarter, partially offsetting operating profit improvement.

Energy Processing Systems

Energy Processing Systems’ revenue was $29.4 million higher for the third quarter of 2008 compared to the same period in 2007. The increase was driven primarily by higher volume in the Measurement Solutions and Material Handling business, reflecting continued infrastructure investment related to metering systems and coal-fired power generation.

Energy Processing Systems’ operating profit in the third quarter of 2008 increased by $4.7 million compared to the same period in 2007. Higher product sales volumes contributed $7.0 million of increased operating profit, primarily in the Measurement Solutions and Material Handling businesses, which was partially offset by increased selling and administrative expenses in support of higher business activity.

Corporate Items

Our corporate items reduced earnings by $6.8 million for the three months ending September 30, 2008 compared to $10.6 million for the same period in 2007. The decrease in expense in 2008 primarily reflects a reduction to compensation expense of $6.5 million for company stock and investments held in an employee benefit trust and decreased interest expense of $2.4 million due to lower average borrowings during the 2008 third quarter. The benefit of the lower expenses was partially offset by a reduction in non-cash, mark-to-market gains on foreign currency forward contracts that occurred during the third quarter of 2008.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period and the impact of translation on the previous quarter’s backlog. Backlog translation negatively affected orders by $309.2 million in the three months ended September 30, 2008 and positively affected orders by $114.5 million in the comparable period of 2007. Backlog translation negatively affected orders by $88.9 million in the nine month period ended September 30, 2008 and positively affected orders by $228.2 million in the comparable period of the prior year.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Energy Production Systems	$551.3	$943.0	$2,451.7	$2,907.5
Energy Processing Systems	237.2	219.3	698.5	608.0
Intercompany eliminations	3.5	(4.8)	(4.4)	5.0

Total inbound orders	$792.0	$1,157.5	$3,145.8	$3,520.5

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	September 30, 2008	December 31, 2007	September 30, 2007
Energy Production Systems	$3,916.4	$4,162.5	$2,920.0
Energy Processing Systems	375.4	330.5	357.2
Intercompany eliminations	(1.1)	(2.3)	(3.1)

Total order backlog	$4,290.7	$4,490.7	$3,274.1

Energy Productions Systems’ order backlog at September 30, 2008 decreased by $246.1 million since year-end 2007, which included the following significant subsea projects: Total Pazflor, StatoilHydro Ormen Lange Phase II, Vega and Troll O2, Woodside Pluto, Shell Perdido and Gumusut, and Petrobras Cascade. In addition to these projects, backlog of $3.9 billion at September 30, 2008 includes new orders received in 2008, for Petrobras Roncador Module 3 field, Tambau field, Kosmos Mahogany and ConocoPhillips Ekofisk projects. We expect to convert approximately 23.3% of the September 30, 2008 backlog into revenue in the fourth quarter of 2008, resulting in expected full year 2008 revenues of approximately $3.6 billion. This compares to our total 2007 revenue of $2.9 billion.

Energy Processing Systems’ order backlog at September 30, 2008 increased by $44.9 million since year-end 2007, and by $18.2 million since September 30, 2007. The increase was driven primarily by higher demand for material handling bulk conveying systems for use in coal-fired power generation and by demand for LNG infrastructure investments.

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine Months Ended September 30,		Change
(In millions, except %)	2008	2007	$	%
Revenue	$3,345.8	$2,578.4	767.4	29.8
Costs and expenses:
Cost of sales	2,664.7	2,063.4	601.3	29.1
Selling, general and administrative expense	257.8	224.7	33.1	14.7
Research and development expense	32.9	30.2	2.7	8.9

Total costs and expenses	2,955.4	2,318.3	637.1	27.5
Other income (expense), net	(11.5)	15.7	(27.2)	*
Minority interests	(1.4)	(0.5)	(0.9)	*
Net interest income (expense)	(0.8)	(8.9)	8.1	91.0

Income before income taxes	376.7	266.4	110.3	41.4
Provision for income taxes	117.7	90.0	27.7	30.8

Income from continuing operations	259.0	176.4	82.6	46.8
Income (loss) from discontinued operations, net of income taxes	11.0	36.5	(25.5)	*

Net income	$270.0	$212.9	57.1	26.8

*	Not meaningful

Our total revenue for the nine months ended September 30, 2008 reflects growth in both business segments compared to the same period in 2007. Our Energy Production Systems businesses provided $682.6 million of the $767.4 million increase. We benefited from high demand for equipment and systems during prior periods, especially subsea systems, used in the major oil and gas producing regions throughout the world. The favorable market conditions during those periods produced a strong year-end 2007 backlog position and subsequently, higher revenues for the nine months ended September 30, 2008 compared to the same period in 2007. Energy Processing Systems revenues grew by $96.8 million from the prior year period primarily reflecting the execution of backlog and to a lesser extent, strong oil and gas prices and increased land based drilling activity. Of the increase in total revenue, $269.7 million was attributable to the favorable impact of foreign currency translation.

Gross profit (revenue less cost of sales) primarily increased because of volume improvement in both of our Energy Systems’ businesses. Cost of sales as a percentage of revenue for the nine months ended September 30, 2008 was 79.6% compared to 80.0% for the same period in 2007. Of the increase in cost of sales, $216.5 million was attributable to foreign currency translation.

Selling, general and administrative expense for the nine months ended September 30, 2008 increased $33.1 million compared to the same period in 2007. The decline in our common stock price and other investments held in our employee benefit trust during the third quarter of 2008 resulted in a $6.2 million reduction in compensation expense related to our non-qualified deferred compensation plan. Excluding the mark-to-market impact, selling, general and administrative expense through September 2008 increased by $41.8 million compared to the same period in 2007, but declined as a percentage of sales from 8.6% in 2007 to 7.9% in 2008. Increased headcount required to support our growth, primarily in the Energy Production Systems segment, required $34.5 million in incremental expense. While we have expanded our operations to meet the growing demand, we have been able to achieve some leverage over existing resources and as a result we have been able to reduce expenses as a percentage of sales. Of the increase in selling, general and administrative expense during the period, $11.1 million was attributable to foreign currency translation.

Other income (expense), net, reflected $7.0 million in losses and $12.2 million in gains on foreign currency derivative instruments, for which hedge accounting is not applied, for the nine months ended September 30, 2008 and 2007, respectively. Additionally, we had $4.4 million in compensation expense for the nine months ended September 30, 2008 associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan.

Net interest expense decreased $8.1 million during the nine months ended September 30, 2008 compared to the same period in 2007 resulting primarily from lower average debt levels and improved yields on cash investments, partially offset by higher borrowing costs for the nine months ended September 30, 2008 compared to the same prior year period.

Our income tax provisions for the nine months ended September 30, 2008 and 2007 reflect effective tax rates of 31.3% and 33.8%, respectively. The decrease in the effective rate in 2008 is primarily related to country mix of earnings. The difference between the effective tax rate and the statutory U.S. federal income tax related primarily to differing foreign and state tax rates.

Income (loss) from discontinued operations, net of income taxes, for the nine months ended September 30, 2008 reflects $26.2 million in operating results of JBT for the seven months ended July 31, 2008, partially offset by $15.2 million of expenses related to the spin-off of JBT. These expenses consist primarily of non-deductible legal, accounting and professional fees to complete the spin-off.

OPERATING RESULTS OF BUSINESS SEGMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

	Nine Months Ended September 30,		Favorable/ (Unfavorable)
(In millions, except %)	2008	2007	$	%
Revenue
Energy Production Systems	$2,697.9	$2,015.3	682.6	33.9
Energy Processing Systems	653.6	556.8	96.8	17.4
Other revenue and intercompany eliminations	(5.7)	6.3	(12.0)	*

Total revenue	$3,345.8	$2,578.4	767.4	29.8

Segment Operating Profit
Energy Production Systems	$301.6	$202.4	99.2	49.0
Energy Processing Systems	124.8	103.2	21.6	20.9

Total segment operating profit	426.4	305.6	120.8	39.5
Corporate Items
Corporate expense	(28.4)	(26.5)	(1.9)	(7.2)
Other revenue and other expense, net	(20.5)	(3.8)	(16.7)	*
Net interest income (expense)	(0.8)	(8.9)	8.1	91.0

Total corporate items	(49.7)	(39.2)	(10.5)	(26.8)

Income from continuing operations before income taxes	$376.7	$266.4	110.3	41.4
Provision for income taxes	117.7	90.0	27.7	30.8

Income from continuing operations	259.0	176.4	82.6	46.8
Income (loss) from discontinued operations, net of income taxes	11.0	36.5	(25.5)	*

Net income	$270.0	$212.9	57.1	26.8

*	Not meaningful

Energy Production Systems

Energy Production Systems’ revenue was $682.6 million higher for the nine months ended September 30, 2008 compared to the same period in 2007. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Higher demand for our products and services in prior periods has resulted in increased project related Subsea systems revenue of $2.2 billion for the nine months ended September 30, 2008 compared to $1.6 billion for the comparable period in 2007. Subsea volumes increased primarily as a result of progress on new and ongoing projects worldwide; notably projects located in the North Sea, in the Gulf of Mexico and offshore Brazil.

Energy Production Systems operating profit increased by $99.2 million for the nine months ended September 30, 2008 compared to the same period in 2007. The increase in sales volume accounted for $107.7 million of the operating profit increase. We achieved approximately $29.2 million in other margin improvements primarily reflective of more complex, and higher margin, subsea projects. Offsetting these gross profit increases were $34.5 million in increased selling, general and administrative costs, driven mostly by increased business activity resulting in higher staff levels.

Energy Processing Systems

Energy Processing Systems’ revenue increased $96.8 million for the nine months ended September 30, 2008 compared to the same period in 2007. We experienced increased demand in each of our Energy Processing Systems business units versus the prior year as a result of higher oil and gas prices, increased land based drilling activity and ongoing infrastructure investments related to metering and coal-fired power generation.

Energy Processing Systems’ operating profit in the nine months ended September 30, 2008 increased $21.6 million compared to the same period in 2007. Higher sales volume drove an increase in gross profit of $27.3 million, partially offset by increased headcount related selling and administrative costs, higher commission expense and higher research and development spending in support of improved sales volume.

Corporate Items

Our corporate items reduced earnings by $49.7 million during the nine months ended September 30, 2008 compared to $39.2 million for the same period in 2007. The increase in expense in 2008 reflects a non-cash, mark-to-market loss on foreign currency forward contracts of $7.0 million in 2008 compared to a gain in the prior year period of $12.2 million, combined with increased stock-based compensation of $5.1 million. These costs were partially offset by an $8.1 million decrease in interest expense attributable to reduced borrowing levels and lower interest rates during the nine months ended September 30, 2008, combined with lower compensation expense of $4.3 million for company stock and investments held in an employee benefit trust.

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations, and when needed, through various credit facilities.

We were in a net debt position at September 30, 2008. Net debt is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net debt.

(In millions)	September 30, 2008	December 31, 2007
Cash and cash equivalents	$306.0	$129.5
Short-term debt and current portion of long-term debt	(13.2)	(7.2)
Long-term debt, less current portion	(351.8)	(112.2)
Related party note payable	(9.6)	(9.9)

Net debt	$(68.6)	$0.2

The increase in net debt was due primarily to $324.0 million in repurchases of our common stock and $117.8 million in capital expenditures for the nine months ended September 30, 2008, partially offset by cash generated from operating activities.

Cash Flows

During the nine months ended September 30, 2008, we generated $197.7 million in cash flows from operating activities of continuing operations compared to $256.0 million during the comparable prior year period. The year over year reduction is due primarily to increased working capital, driven by trade receivables and advance payments from customers. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. Increased working capital investment was partially offset by improved profitability levels.

During the nine months ended September 30, 2008, cash flows required by investing activities of continuing operations totaled $114.7 million, primarily consisting of amounts required to fund capital expenditures of $117.8 million. Capital expenditures increased by $11.4 million from the prior year period, reflecting investment in subsea intervention assets for Energy Production Systems. The investments were offset by $3.1 million in proceeds from the disposal of assets during the first nine months of 2008 compared to $63.7 million in the same period in 2007. During the first quarter of 2007, we sold and leased back land and property in Houston, Texas. Additionally, we had no acquisitions during the nine months ended September 30, 2008 compared to $44.9 million spent on acquisitions during the same period of 2007.

Cash provided by financing activities of continuing operations was $107.0 million for the nine months ended September 30, 2008, compared to cash required by financing activities of $31.5 million for the nine months ended September 30, 2007. We received proceeds from JBT of $157.8 million during the third quarter of 2008 in conjunction with the spin-off of JBT. We repurchased 5.7 million shares for $324.0 million and 7.2 million shares for $250.8 million for the nine months ended September 30, 2008 and 2007, respectively, under our share repurchase authorization. To fund these repurchases, we drew a net $246.4 million during the nine months ended September 30, 2008 under our revolving credit facilities and commercial paper program compared to $179.9 million during the comparable period in 2007. Additionally, we recognized excess tax benefits of $23.1 million and $20.6 million for the nine months ended September 30, 2008 and 2007, respectively, related to stock awards that vested or were exercised.

Debt and Liquidity

The following is a summary of our credit facilities at September 30, 2008:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding	Letters of Credit	Unused Capacity	Maturity
			(a)
Five-year committed revolving credit facility	$600.0	$242.0	$101.0	$37.7	$219.3	December 2012
One-year revolving credit facility	5.0	—	—	—	5.0	December 2008

	$605.0	$242.0	$101.0	$37.7	$224.3

(a)	Under our commercial paper program, we have the ability to access up to $500.0 million of short-term financing though our commercial paper dealers. Our available capacity under our $600 million five-year revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our five-year revolving credit facility maturing in December 2012 provides the ability to issue our commercial paper obligations on a long-term basis. Therefore, at September 30, 2008, as we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheets.

Other factors affecting liquidity

Pension funding

A remeasurement of our U.S. defined benefit pension plan (“the Plan”) was executed at June 30, 2008 in conjunction with the spin-off of JBT. The remeasurement took into account the deterioration in the securities markets during the year as well as the current discount rate environment. As required by the provisions of SFAS No. 158 the Plan assets and liabilities will be remeasured again at December 31, 2008. Should the securities market continue to deteriorate through December 31, 2008, the decline in fair value of the Plan may result in increased total pension costs for 2009 as compared to total pension costs expected during 2008. Further, the decline in fair value may result in additional cash contributions during 2009 in accordance with the U.S. Pension Protection Act of 2006 or other international retirement plan funding requirements.

Credit risk analysis

Valuations of derivative assets and liabilities reflect the value of the instruments including the values associated with counterparty risk. With the issuance of SFAS No. 157, these values must also take into account our credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Effective January 1, 2008, we updated our methodology to include the impact of both counterparty and our own credit standing.

Outlook

We have historically generated our capital resources primarily through operations and, when needed, through credit facilities. In October 2008, we witnessed volatility in the credit, equity and commodity markets. While this creates some degree of uncertainty for our business, management believes we have secured sufficient credit capacity to mitigate potential negative impacts on our operations. We expect to continue to meet our cash requirements with a combination of cash on hand, cash generated from operations and our credit facilities.

We continue to expand our operational facilities and our lightwell intervention capabilities, and we project to spend approximately $155.0 million in 2008 to carry out these activities. Additionally, we intend to contribute a total of $50.0 million to our pension plans in 2008. Further, we expect to continue our stock repurchases previously authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions.

In addition to the dividend payment of $157.8 million received from JBT in connection with the spin-off of 100% of our FoodTech and Airport Systems businesses to our shareholders, we received an incremental $38.4 million in October 2008. The additional dividend payment will be used to retire existing debt and to repurchase our common stock.

We have a committed credit facility totaling $600.0 million that we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions or mergers meet our standards. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of our critical accounting estimates. During the three months ended September 30, 2008, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. We have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Technologies, Inc.:

We have reviewed the accompanying consolidated balance sheet of FMC Technologies, Inc. and consolidated subsidiaries as of September 30, 2008, and the related consolidated statements of income for the three-month, six-month, and nine-month periods ended September 30, 2008 and 2007, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Chicago, Illinois
November 10, 2008

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the nine months ended September 30, 2008.

ITEM 1A. RISK FACTORS

As of the date of this filing, except as noted below, there have been no material changes in our Risk Factors as set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2007. The following risk factor is in addition to, and should be read in conjunction with, the risk factors disclosed in our 2007 Annual Report on Form 10-K.

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

Many of our customers’ activity levels and spending for our products and services may be impacted by the current deterioration in the credit markets and significant reductions in commodity prices.

The recent worldwide shortage of liquidity and credit to fund industrial business operations, combined with substantial losses in worldwide equity markets, could lead to an extended global economic recession. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Additionally, many of our customers’ equity values have substantially declined. The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our products and services. During much of the third quarter of 2008, and now continuing into the fourth quarter, crude oil prices have dropped substantially. An extended worldwide economic recession could lead to further reductions in worldwide demand for energy and thus lower oil and natural gas prices. Any prolonged reduction in oil and natural gas prices are likely to depress short-term exploration, development and production and expenditure levels. Oil and gas company perceptions of longer-term lower oil and natural gas prices may reduce or defer major expenditures on long-term, large scale development projects. Lower levels of oil and gas industry activity and expenditure levels could result in a decline in demand for the systems and services of both Energy Production Systems and Energy Processing Systems and could have an adverse effect on our revenue and profitability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended September 30, 2008. The following table summarizes repurchases of our common stock during the three months ended September 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b) (c)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (b) (c)
July 1, 2008 – July 31, 2008	508,750	$69.13	492,300	12,035,261
August 1, 2008 – August 31, 2008	1,602,415	$53.73	1,474,615	10,560,646
September 1, 2008 – September 30, 2008	881,910	$47.37	875,800	9,684,846

Total	2,993,075	$54.47	2,842,715	9,684,846

(a)	Represents 2,842,715 shares of common stock repurchased and held in treasury and 150,360 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 136,270 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended September 30, 2008.
(b)	In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our outstanding common stock through open market purchases. The Board of Directors has authorized extensions of this program adding five million shares in February 2006 and eight million shares in February 2007 for a total of fifteen million shares of common stock authorized for repurchase. As a result of the two-for-one stock split on August 31, 2007, the authorization was increased to 30 million shares. We repurchased 1,032,705 shares under the repurchase plan during the third quarter of 2008.

(c)	On July 12, 2008, we were authorized by the Board of Directors to repurchase $95.0 million of our issued and outstanding common stock in addition to the maximum number of shares remaining for purchase under our previously authorized plans. We completed the purchases under the $95.0 million authorized plan in September 2008. Total shares of common stock purchased were 1,810,010. These shares have been added to the maximum number of shares that may yet be purchased under the plans or programs calculation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description
2.1	Separation and Distribution Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation, (incorporated by reference from Exhibit 2.1 on Form 8-K filed on August 6, 2008).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form S-1/A filed on April 4, 2001).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Form S-1/A filed on April 4, 2001.

10.15	Tax Sharing Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation, (incorporated by reference from Exhibit 10.1 on Form 8-K filed on August 6, 2008).

15.1	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Controller and duly authorized officer

Date: November 10, 2008

EXHIBIT INDEX

Number in Exhibit Table	Description
2.1	Separation and Distribution Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation, (incorporated by reference from Exhibit 2.1 on Form 8-K filed on August 6, 2008).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form S-1/A filed on April 4, 2001).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Form S-1/A filed on April 4, 2001.

10.15	Tax Sharing Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation, (incorporated by reference from Exhibit 10.1 on Form 8-K filed on August 6, 2008).

15.1	Letter re: unaudited interim financial information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.