Form 10-K
period 2008-12-31
FMC TECHNOLOGIES INC
filed 2009-02-27
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT.    YES  ☒    NO  ☐

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT.    YES  ☐    NO  ☒

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

LARGE ACCELERATED FILER  ☒      ACCELERATED FILER  ☐      NON-ACCELERATED FILER  ☐      SMALLER REPORTING COMPANY  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒

THE AGGREGATE MARKET VALUE OF THE REGISTRANT’S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, DETERMINED BY MULTIPLYING THE OUTSTANDING SHARES ON JUNE 30, 2008, BY THE CLOSING PRICE ON SUCH DAY OF $73.03 AS REPORTED ON THE NEW YORK STOCK EXCHANGE, WAS $7,165,910,713.*

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF FEBRUARY 20, 2009 WAS 125,710,920.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for the 2009 Annual Meeting of Stockholders	Part III

*	Excludes 29,662,415 shares of the registrant’s Common Stock held by directors, officers and holders of more than 5% of the registrant’s Common Stock as of June 30, 2008. Exclusion of shares held by any person should not be construed to indicate that such person or entity possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person or entity is controlled by or under common control with the registrant.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a global provider of technology solutions for the energy industry. We design, manufacture and service technologically sophisticated systems and products such as subsea production and processing systems, surface wellhead production systems, high pressure fluid control equipment, measurement solutions, and marine loading systems for the oil and gas industry. Our operations are aggregated into two reportable segments: Energy Production Systems and Energy Processing Systems. Financial information about our business segments is incorporated herein by reference from Note 19 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

We were incorporated in November 2000 under Delaware law and were a wholly owned subsidiary of FMC Corporation until our initial public offering in June 2001, when 17% of our common stock was sold to the public. On December 31, 2001, FMC Corporation distributed its remaining 83% ownership of our stock to FMC Corporation’s stockholders in the form of a dividend.

In October 2007, we announced the intention to spin-off 100% of our FoodTech and Airport Systems businesses. On July 12, 2008, our Board of Directors approved the spin-off of the businesses to our shareholders. The spin-off was accomplished on July 31, 2008 through a tax-free dividend to our shareholders. We distributed 0.216 shares of John Bean Technologies Corporation (“JBT”) common stock for every share of our stock outstanding as of the close of business on July 22, 2008. We did not retain any shares of JBT common stock. JBT is now an independent public company traded on the New York Stock Exchange (symbol JBT). The results of JBT have been reported as discontinued operations for all periods presented.

Prior to the spin-off, we received necessary regulatory approvals, including a private letter ruling from the Internal Revenue Service (“IRS”) regarding the tax-free status of the transaction for U.S. federal income tax purposes and a declaration of effectiveness from the Securities and Exchange Commission (“SEC”) for JBT’s registration statement on Form 10. For additional information related to the spin-off of JBT, see Note 3 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Our principal executive offices are located at 1803 Gears Road, Houston, Texas 77067. As used in this report, except where otherwise stated or indicated by the context, all references to “FMC Technologies,” “we,” “us,” or “our” are to FMC Technologies, Inc. and its consolidated subsidiaries.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.fmctechnologies.com, under “Investor Center—SEC Filings.” Our Annual Report on Form 10-K for the year ended December 31, 2008, is also available in print to any stockholder free of charge upon written request submitted to Jeffrey W. Carr, Vice President, General Counsel and Secretary, FMC Technologies, Inc., 1803 Gears Road, Houston, Texas, 77067.

Throughout this Annual Report on Form 10-K, we incorporate by reference certain information from our Proxy Statement for the 2009 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. Please refer to such information. We provide stockholders with an annual report containing financial information that has been examined and reported upon, with an opinion expressed thereon by an independent registered public accounting firm. On or about March 30, 2009, our Proxy Statement for the 2009 Annual Meeting of Stockholders will be available on our website under “Investor Center—SEC Filings.” Similarly, our 2008 Annual Report to Stockholders will be available on our website under “Investor Center—Annual Reports.”

BUSINESS SEGMENTS

Energy Production Systems

Energy Production Systems designs and manufactures systems and provides services used by oil and gas companies involved in land and offshore, including deepwater, exploration and production of crude oil and gas. Our production systems control the flow of oil and gas from producing wells. We specialize in offshore production systems and have manufacturing facilities near most of the world’s principal offshore oil and gas producing basins. We market our products primarily through our own technical sales organization. Energy Production Systems revenue comprised approximately 81%, 79% and 77% of our consolidated revenue in 2008, 2007 and 2006, respectively.

Principal Products and Services

Subsea Production Systems. Subsea systems represented approximately 66%, 62% and 61% of our consolidated revenues in 2008, 2007 and 2006, respectively. Our systems are used in the offshore production of crude oil and natural gas. Subsea systems are placed on the seafloor and are used to control the flow of crude oil and natural gas from the reservoir to a host processing facility, such as a floating production facility, a fixed platform, or an onshore facility. Our subsea equipment is remotely controlled by the host processing facility.

The design and manufacture of our subsea systems require a high degree of technical expertise and innovation. Some of our systems are designed to withstand exposure to the extreme hydrostatic pressure that deepwater environments present as well as internal pressures of up to 15,000 pounds per square inch (“psi”) and temperatures in excess of 350º F. The foundation of this business is our technology and engineering expertise.

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

Surface Production Systems. In addition to our subsea systems we provide a full range of surface wellheads and production systems for both standard service and critical service applications. Surface production systems, or trees, are used to control and regulate the flow of oil and gas from the well. Our surface products and systems are used worldwide on both land and offshore platforms and can be used in difficult climatic conditions, such as arctic cold or desert high temperatures. We support our customers through leading engineering, manufacturing, field installation support, and aftermarket services. Surface products and systems represented approximately 14%, 16% and 16% of our consolidated revenues in 2008, 2007 and 2006, respectively.

Separation Systems. We design and manufacture systems that separate production flows from wells into oil, gas and water. Our separation technology improves upon conventional separation technologies by moving the flow in a spiral, spinning motion. This causes the elements of the flow stream to separate more efficiently. These systems are currently capable of operating onshore or offshore and subsea began successful operation in 2007.

Status of Product Development

We continue to advance the development of subsea separation processing technologies. Subsea processing is an emerging technology in the industry, which we believe offers considerable benefits to the oil and gas producer, enabling a more rapid and cost-efficient approach to separation. If separation is performed on the seabed, the hydrostatic pressure of the fluid going from the seabed to the surface is reduced, allowing the well to flow more efficiently, accelerating production and enabling higher recoveries from the subsea reservoir. Also, it can significantly reduce the capital investment required for floating vessels or platforms, since the integration of processing capabilities will not be required. We introduced this technology commercially with StatoilHydro’s Tordis field in the North Sea during 2007. We continue to advance our in-line separation technology, leveraging our patented products for gas, liquid and sand separation. These in-line technologies enable operators to achieve complete phase separation by using pipe segments and cyclonic technology instead of using conventional technology that requires several large vessels to do the same job. Inline separators will be a cost-effective option in a number of surface and subsea applications, requiring only 20% of the weight and space required by most conventional separator systems.

Another subsea processing technology we believe will serve this industry in the future is gas compression in subsea applications. Subsea gas compression allows the operator to maintain gas production as the reservoir pressure declines. It also boosts gas pressure and allows for transportation of the gas to shore without the need for surface facilities. We are currently developing subsea control systems for gas compression suitable for large pressure ratios and volume flow.

As the rapidly growing installed base of subsea wells matures and requires maintenance similar to those on land, we believe using wireline or coiled tubing to access the downhole portion of the well will require riserless well servicing equipment that can be deployed from a small vessel. We have developed and deployed a wireline-based system that is currently working in the North Sea, and are in the process of developing two more advanced units that will go into operation in 2009.

Much of the subsea activity today is taking place in deeper waters, requiring major enhancements of our existing technologies to increase the performance of our equipment and the value of our systems to our customers in these challenging environments. For this purpose we have developed an Enhanced Vertical Deepwater Tree (EVDT) system, which includes technologically advanced controls and communications capable of installation and operation in water depths up to 10,000 feet and with well bore pressures up to 10,000 psi. The system has been designed to minimize installation and operating costs borne by the operator, and provide a highly reliable fixture on the seabed to control the flow of hydrocarbons from the well. The first EVDT units were installed in Brazil for Shell’s BC-10 field and in the Gulf of Mexico for Shell’s Perdido field during 2008. One EVDT unit in the Perdido field was installed at a water depth of 9,356 feet, or 2,852 meters, setting the world record for the deepest subsea tree installation.

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

With our integrated systems for subsea production, we have aggressively pursued alliances with oil and gas companies that are actively engaged in the subsea development of crude oil and natural gas. Development of subsea fields, particularly in deepwater environments, involves substantial capital investments by our customers. Our customers have sought the security of alliances with us to ensure timely and cost-effective delivery of subsea and other energy-related systems that provide an integrated solution to their needs. Our alliances establish important ongoing relationships with our customers. While our alliances do not always contractually commit our customers to purchase our systems and services, they have historically led to, and we expect that they will continue to result in such purchases. For instance, we have an alliance of this type with StatoilHydro. In 2008, we generated approximately 19% of our consolidated revenues from StatoilHydro.

The loss of one or more of our significant oil and gas company customers could have a material adverse effect on our Energy Production Systems business segment.

Competition

Energy Production Systems competes with other companies that supply subsea systems, surface production equipment, and separation systems, and with smaller companies that are focused on a specific application, technology or geographical niche in which we operate. Companies such as Cameron International Corporation, GE Vetco Gray, Aker Solutions, and Wood Group compete with us in the marketplace across our various product lines.

Some of the factors on which we compete include reliability, cost-effective technology, execution and delivery. Our competitive strengths include our intellectual capital, experience base and breadth of technologies and products that enable us to design a unique solution for our customers’ project requirements while incorporating standardized components to contain costs. We have a strong presence in all of the major producing basins. Our deepwater expertise, experience and technology help us to maintain a leadership position in subsea systems.

Energy Processing Systems

Energy Processing Systems designs, manufactures and supplies technologically advanced high pressure valves and fittings for oilfield service customers. We also manufacture and supply liquid and gas measurement and transportation equipment and systems to customers involved in the production, transportation and processing of crude oil, natural gas and petroleum-based refined products. We sell to the end user through authorized representatives, distributor networks and our own technical sales organization. The segment’s products include fluid control, measurement solutions, loading systems, material handling systems and blending and transfer systems. Energy Processing Systems revenue comprised approximately 19%, 21% and 23% of our consolidated revenue in 2008, 2007 and 2006, respectively.

Principal Products and Services

Fluid Control. We design and manufacture flowline products, under the WECO®/Chiksan® trademarks, and pumps and valves used in well completion and stimulation activities by major oilfield service companies, such as Schlumberger Limited, BJ Services Company, Halliburton Company and Weatherford International Ltd.

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

OTHER BUSINESS INFORMATION RELEVANT TO OUR BUSINESS SEGMENTS

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

Research and Development

We are engaged in research and development activities directed primarily toward the improvement of existing products and services, the design of specialized products to meet specific customer needs and the development of new products, processes and services. A large part of our product development spending in the past has focused on the standardization of our subsea and surface product lines. With standardized products, we can minimize engineering content, improve inventory utilization, and reduce cost through value engineering. Additional financial information about Company-sponsored research and development activities is incorporated herein by reference from Note 19 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Patents, Trademarks and Other Intellectual Property

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our businesses. As part of our ongoing research and development, we seek patents when appropriate for new products and product improvements. We have approximately 900 issued patents and pending patent applications worldwide. Further, we license intellectual property rights to or from third parties. We also own numerous U.S. and foreign trademarks and trade names and have approximately 300 registrations and pending applications in the United States and abroad.

We protect and promote our intellectual property portfolio and take those actions we deem appropriate to enforce our intellectual property rights and to defend our right to sell our products. We do not believe, however, that the loss of any one patent, trademark, or license or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

Employees

As of December 31, 2008, we had approximately 9,800 full-time employees; approximately 2,800 in the United States and 7,000 in non-U.S. locations. A small percentage of our U.S. employees are represented by labor unions.

Financial Information about Geographic Areas

The majority of our consolidated revenue and segment operating profit are generated in markets outside of the United States. Energy Production Systems and Energy Processing Systems revenue is dependent upon worldwide oil and gas exploration and production activity. Financial information about geographic areas is incorporated herein by reference from Note 19 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Important risk factors that could impact our ability to achieve our anticipated operating results and growth plan goals are presented below. The following risk factors should be read in conjunction with discussions of our business and the factors affecting our business located elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

INDUSTRY-RELATED RISKS

•

Demand for the systems and services provided by our businesses depends on oil and gas industry activity and expenditure levels, which are directly affected by trends in the demand for and price of crude oil and natural gas.

We are substantially dependent on conditions in the oil and gas industry and that industry’s willingness and ability to spend capital on the exploration for and development of crude oil and natural gas. Any substantial or extended decline in these expenditures may result in the reduced discovery and development of new reserves of oil and gas and the reduced exploitation of existing wells, which could adversely affect demand for our systems and services. The level of spending is generally dependent on current and anticipated crude oil and natural gas prices, which have been volatile in the past.

•	The industries in which we operate or have operated expose us to potential liabilities arising out of the installation or use of our systems that could adversely affect our financial condition.

We operate in an industry that is subject to equipment defects, malfunctions and failures, equipment misuse and natural disasters, the occurrence of which may result in uncontrollable flows of gas or well fluids, fires and explosions. Although we have obtained insurance against many of these risks, we cannot assure that our insurance will be adequate to cover our liabilities. Further, we cannot assure that insurance will generally be available in the future or, if available, that premiums will be commercially justifiable. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations or financial condition could be materially adversely affected.

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

We depend on the demand for our systems and services from oil and gas companies. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry. For example, the adoption of laws and regulations curtailing exploration and development of drilling for crude oil and natural gas in our areas of operation for economic, environmental or other reasons could adversely affect our operations by limiting demand for our systems and services. In light of our foreign operations and sales, we are also subject to changes in foreign laws and regulations that may encourage or require hiring of local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular non-U.S. jurisdiction.

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

We operate manufacturing facilities in 13 countries outside of the United States, and approximately 76% of our 2008 revenue was generated internationally. Instability and unforeseen changes in the international markets in which we conduct business, including economically and politically volatile areas such as North Africa, West Africa, the Middle East, Latin America and the Asia Pacific region, could cause or contribute to factors that could have an adverse effect on the demand for our systems and services, our financial condition or our results of operations. These factors include:

•	foreign currency fluctuations or currency restrictions;

•	fluctuations in the interest rate component of forward foreign currency rates;

•	nationalization and expropriation;

•	potentially burdensome taxation;

•	inflationary and recessionary markets, including capital and equity markets;

•	civil unrest, labor issues, political instability, terrorist attacks, military activity and wars;

•	supply disruptions in key oil producing countries;

•	ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;

•	seizure of assets;

•	trade restrictions, trade protection measures or price controls;

•	foreign ownership restrictions;

•	import or export licensing requirements;

•	restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations;

•	changes in governmental laws and regulations and the level of enforcement of laws and regulations;

•	inability to repatriate income or capital; and

•	reductions in the availability of qualified personnel.

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

As is customary for the business areas in which we operate, we agree to provide products and services under fixed-price contracts. Under these contracts, we are typically responsible for cost overruns. Our actual costs and any gross profit realized on these fixed-price contracts may vary from the estimated amounts on which these contracts were originally based. There is inherent risk in the estimation process, including significant unforeseen technical and logistical challenges or longer than expected lead times. A fixed-price contract may prohibit our ability to mitigate the impact of unanticipated increases in raw material prices (including the price of steel) through increased pricing. Depending on the size of a project, variations from estimated contract performance could have a significant impact on our operating results.

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

•	Increased costs of raw materials and other components may result in increased operating expenses and adversely affect our results of operations and cash flows.

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

•	Our inability to deliver our backlog on time could affect our future sales and profitability and our relationships with our customers.

Many of the contracts we enter into with our customers require long manufacturing lead times and may contain penalty clauses relating to on-time delivery. A failure by us to deliver in accordance with customer expectations could subject us to financial penalties and may result in damage to existing customer relationships. Additionally, we include within our earnings guidance to the financial markets our expectations regarding the timing of delivery of product currently in backlog. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance and thus cause adverse changes in the market price of our outstanding common stock.

•	Our businesses are subject to a variety of governmental regulation.

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

•	Many of our customers’ activity levels and spending for our products and services may be affected by the current deterioration in the credit markets and significant reductions in commodity prices.

The recent worldwide shortage of liquidity and credit to fund industrial business operations, combined with substantial losses in worldwide equity markets, could lead to an extended global economic recession. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the credit markets and the availability of credit. Additionally, many of our customers’ equity values have substantially declined. The combination of a reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our products and services. During the second half of 2008, and now continuing into 2009, crude oil prices have dropped substantially. An extended worldwide economic recession could lead to further reductions in worldwide demand for energy and thus lower oil and natural gas prices. Any prolonged reduction in oil and natural gas prices is likely to depress short-term exploration, development and production and expenditure levels. Oil and gas company perceptions of longer-term lower oil and natural gas prices may reduce or defer major expenditures on long-term, large scale development projects. Lower levels of oil and gas industry activity and expenditure levels could result in a decline in demand for our systems and services and could have an adverse effect on our revenue and profitability. These same factors may result in our customers’ inability to fulfill their contractual obligations to us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our executive offices in Houston, Texas. We operate 19 manufacturing facilities in 14 countries.

We believe our properties and facilities meet present requirements and are in good operating condition and that each of our significant manufacturing facilities is operating at a level consistent with the requirements of the industry in which it operates.

The significant production properties for the Energy Production Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Houston, Texas	390,000	Leased
Oklahoma City, Oklahoma	31,000	Leased
International:
*Kongsberg, Norway	657,000	Leased
Rio de Janeiro, Brazil	517,000	Owned
Nusajaya, Malaysia	392,000	Owned
Singapore	263,000	Owned
*Sens, France	185,000	Owned
Dunfermline, Scotland	162,000	Owned
Pasir Gudang, Malaysia	116,000	Leased
Maracaibo, Venezuela	60,000	Owned
Edmonton, Canada	57,000	Leased
Jakarta, Indonesia	44,000	Owned
Collecchio, Italy	34,000	Leased
Arnhem, The Netherlands	26,000	Owned

*	These facilities are production properties for both Energy Production Systems and Energy Processing Systems.

The significant production properties for the Energy Processing Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Tupelo, Mississippi	330,000	Owned
Stephenville, Texas	300,000	Owned
Erie, Pennsylvania	240,000	Owned
International:
Ellerbek, Germany	200,000	Owned
Changshu, China	64,000	Leased

ITEM 3.	LEGAL PROCEEDINGS

We are the named defendant in a number of lawsuits; however, while the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Form 10-K.

Executive Officers of the Registrant

The executive officers of FMC Technologies, together with the offices currently held by them, their business experience and their ages as of February 27, 2009, are as follows:

Name	Age	Office, year of election and other information for past five years
Peter D. Kinnear	61	Chairman, President and Chief Executive Officer (2008); President and Chief Executive Officer (2007); President and Chief Operating Officer (2006); Executive Vice President (2004); Vice President (2001)
William H. Schumann, III	58	Executive Vice President and Chief Financial Officer (2007); Senior Vice President and Chief Financial Officer (2001); Treasurer (2002-2004)
John T. Gremp	57	Executive Vice President—Energy Systems (2007); Vice President and Group Manager—Energy Production (2004), General Manager (2002)
Tore H. Halvorsen	54	Senior Vice President—Global Subsea Production Systems (2007); Vice President—Subsea Systems Eastern Hemisphere (2004); Managing Director of FMC Kongsberg Subsea AS (1994)
Robert L. Potter	58	Senior Vice President—Energy Processing and Global Surface Wellhead (2007); Vice President—Energy Processing Systems (2001)
Jeffrey W. Carr	52	Vice President, General Counsel and Secretary (2001)
Maryann T. Seaman	46	Vice President, Administration (2007); Director of Investor Relations and Corporate Development (2003)
Jay A. Nutt	45	Corporate Controller (2008); Controller—Energy Systems (2007); Controller—Energy Production Systems (2001)

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

Our common stock is listed on the New York Stock Exchange under the symbol FTI. Market information with respect to our common stock is incorporated herein by reference from Note 20 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As of February 20, 2009, there were 4,535 holders of record of FMC Technologies’ common stock. On February 20, 2009, the last reported sales price of our common stock on the New York Stock Exchange was $26.29.

We have not declared or paid cash dividends in 2008 or 2007, and we do not currently have a plan to pay cash dividends in the future.

On July 18, 2007, we announced that our Board of Directors approved a two-for-one stock split in the form of a stock dividend that was paid on August 31, 2007 to shareholders of record as of August 17, 2007.

In October 2007, we announced the intention to spin-off 100% of our FoodTech and Airport Systems businesses. On July 12, 2008, our Board of Directors approved the spin-off of the businesses to our shareholders. The spin-off was accomplished on July 31, 2008 through a tax-free dividend to our shareholders. We distributed 0.216 shares of JBT common stock for every share of our stock outstanding as of the close of business on July 22, 2008. We did not retain any shares of JBT common stock.

As of December 31, 2008, our securities authorized for issuance under equity compensation plans were as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	813,610	(1)	$10.14	15,769,541	(2)
Equity compensations plans not approved by security holders	—		—	—
Total	813,610	(1)	$10.14	15,769,541	(2)

(1)	The table includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of FMC Technologies Common Stock under the Amended and Restated FMC Technologies Incentive Compensation and Stock Plan (the “Plan”). The table does not include shares of restricted stock that have been awarded under the Plan but which have not yet vested.

(2)	The table includes shares available for future issuance under the Plan, excluding the shares quantified in the first column. This number includes 2,790,112 shares available for issuance for nonvested stock awards that vest after December 31, 2008.

We had no unregistered sales of equity securities during the three months ended December 31, 2008. The following table summarizes repurchases of our common stock during the three months ended December 31, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b) (c)	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (b) (c)
October 1, 2008 – October 31, 2008	3,400	$37.46	—	9,684,846
November 1, 2008 – November 30, 2008	19,200	$25.62	—	9,684,846
December 1, 2008 – December 31, 2008	3,490	$23.34	—	9,684,846

Total	26,090	$26.85	—	9,684,846

(a)	Represents zero shares of common stock repurchased and held in treasury and 26,090 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 20,830 shares of registered common stock held in this trust, as directed by the beneficiaries, during the three months ended December 31, 2008.

(b)	In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our outstanding common stock through open market purchases. The Board of Directors has authorized extensions of this program adding five million shares in February 2006 and eight million shares in February 2007 for a total of fifteen million shares of common stock authorized for repurchase. As a result of the two-for-one stock split on August 31, 2007, the authorization was increased to 30 million shares.

(c)	On July 12, 2008, the Board of Directors authorized the repurchase of $95.0 million of shares of our outstanding common stock in addition to the maximum number of shares remaining for purchase under our previously authorized plans. We completed the purchase under the $95.0 million authorized plan in September 2008. Total shares of common stock purchased were 1,810,010. These shares have been reflected in the maximum number of shares that may yet be purchased under the plans or programs calculation.

The chart compares the percentage change in the cumulative stockholder return on our common stock against the cumulative total return of the Philadelphia Oil Service Sector Index (OSX) and the S&P Composite 500 Stock Index. The comparison is for a period beginning December 31, 2003 and ending December 31, 2008. The chart assumes the investment of $100 on December 31, 2003 and the reinvestment of all dividends, including the reinvestment of the JBT stock dividend paid to our shareholders.

	2003	2004	2005	2006	2007	2008
FMC TECHNOLOGIES, INC.	$100	$138	$184	$265	$487	$215
OSX	$100	$135	$203	$232	$340	$138
S&P 500	$100	$111	$116	$135	$142	$90

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our audited financial statements. Audited financial statements for the years ended December 31, 2008, 2007 and 2006 and as of December 31, 2008 and 2007 are included elsewhere in this report. We have reclassified the results of operations of our FoodTech and Airport Systems businesses and Floating Systems business to income from discontinued operations.

(In millions, except per share data) Years ended December 31	2008	2007	2006	2005	2004
Revenue:
Energy Production Systems	$3,670.7	$2,882.2	$2,249.5	$1,770.5	$1,270.1
Energy Processing Systems	883.2	767.7	672.3	521.8	493.3
Other revenue (1) and intercompany eliminations	(3.0)	(1.0)	(6.4)	(9.9)	(17.6)

Total revenue	$4,550.9	$3,648.9	$2,915.4	$2,282.4	$1,745.8

Cost of sales (1) (2)	$3,623.1	$2,921.9	$2,370.0	$1,858.5	$1,429.5
Goodwill impairment	—	—	—	—	6.5
Selling, general and administrative expense	351.7	310.6	271.0	228.7	208.8
Research and development expense	45.3	40.8	33.0	29.2	27.5

Total costs and expenses	4,020.1	3,273.3	2,674.0	2,116.4	1,672.3
Other income (expense), net (2)	(23.0)	29.9	(7.0)	(6.3)	3.5
Minority interests	(1.4)	(1.1)	(2.5)	(3.5)	0.1

Income from continuing operations before net interest expense and income taxes	506.4	404.4	231.9	156.2	77.1
Net interest expense	(1.5)	(9.3)	(6.7)	(5.4)	(6.9)

Income from continuing operations before income taxes	504.9	395.1	225.2	150.8	70.2
Provision for income taxes	152.0	134.5	62.7	56.9	8.0

Income from continuing operations	352.9	260.6	162.5	93.9	62.2
Income from discontinued operations, net of income taxes	8.4	42.2	113.8	12.2	54.5

Net income	$361.3	$302.8	$276.3	$106.1	$116.7

(In millions, except per share data) Years ended December 31	2008	2007	2006	2005	2004
Diluted earnings per share:
Income from continuing operations	$2.72	$1.95	$1.16	$0.66	$0.45
Diluted earnings per share	$2.78	$2.26	$1.97	$0.75	$0.84
Diluted weighted average shares outstanding	129.7	133.8	140.3	141.6	138.6
Common stock price range:
High	$80.86	$66.86	$35.67	$21.89	$17.25
Low	$20.34	$27.76	$22.50	$14.53	$10.99
Cash dividends declared	$—	$—	$—	$—	$—

As of December 31	2008	2007	2006	2005	2004
Balance sheet data:
Total assets	$3,586.3	$3,211.1	$2,487.8	$2,095.6	$1,893.9
Net (debt) cash (3)	$(154.9)	$0.2	$(138.9)	$(103.0)	$(39.0)
Long-term debt, less current portion	$472.0	$112.2	$212.6	$252.6	$160.4
Stockholders’ equity	$696.5	$1,021.7	$886.0	$699.5	$662.2

Years ended December 31	2008	2007	2006	2005	2004
Other financial information:
Capital expenditures	$165.0	$179.6	$115.6	$69.9	$26.9
Cash flows provided by operating activities of continuing operations	$261.7	$542.8	$51.7	$(79.0)	$167.6
Segment operating capital employed (4)	$1,160.1	$920.6	$964.6	$657.5	$484.7
Order backlog (5)	$3,651.2	$4,490.7	$2,332.0	$1,662.4	$1,270.4

(1)	We classified unrealized gains related to unexecuted sales contracts of $7.4 million for the year ended December 31, 2007 from cost of sales to revenue on the consolidated statements of income.

(2)	We reclassified net discontinued gains on the disposal of assets of $1.1 million for the year ended December 31, 2006 from cost of sales to other income (expense), net on the consolidated statements of income.

(3)	Net (debt) cash consists of short-term debt, long-term debt and the current portion of long-term debt less cash and cash equivalents. Net (debt) cash is a non-GAAP measure that management uses to evaluate our capital structure and financial leverage. See Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of net (debt) cash.

(4)	We view segment operating capital employed, which consists of assets, net of liabilities, as the primary measure of segment capital. Segment operating capital employed excludes corporate debt facilities and certain investments, pension liabilities, deferred and currently payable income taxes and LIFO inventory reserves.

(5)	Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview

We design, manufacture and service sophisticated machinery and systems for customers in the energy industry. We have manufacturing operations worldwide strategically located to facilitate delivery of our products and services to our customers. Our operations are aggregated into two reportable segments: Energy Production Systems and Energy Processing Systems. We focus on economic and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. The following discussion provides examples of the kinds of economic and industry factors and key risks that we consider.

The results of our businesses are primarily driven by changes in exploration and production spending by oil and gas companies, which in part depend upon current and anticipated future crude oil and natural gas demand, production volumes, and consequently prices. Our Energy Production Systems business is affected by trends in land and offshore oil and natural gas production, including shallow and deepwater development. Our Energy Processing Systems business results reflect spending by oilfield service companies and engineering construction companies for equipment and systems that facilitate the flow, measurement and transportation of crude oil and natural gas. We use crude oil and natural gas prices as an indicator of demand. In the past year, oil and natural gas prices reached all-time highs, creating incentives for increased investment by exploration and production companies in the energy industry. Crude oil and natural gas prices have receded from their high levels due to, among other factors, contraction in global energy demand and consequently production volume is declining to match demand. The level of production activity worldwide influences spending decisions, and we use rig count as an additional indicator of demand.

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

In 2008 we expanded our portfolio of technology offerings through the purchase of a 45% interest in Schilling Robotics, LLC (“Schilling”) and further positioned the company for future growth. Schilling is a California-based manufacturer of remotely operated vehicles (ROVs), manipulator systems and other high-technology equipment used in subsea oil and gas exploration.

We have developed close working relationships with our customers in our business segments. Our Energy Production Systems business results reflect our ability to build long-term alliances with oil and natural gas companies that are actively engaged in offshore deepwater development, and provide solutions to their needs in a timely and cost-effective manner. We have formed similar collaborative relationships with oilfield service companies in Energy Processing Systems. We believe that by working closely with our customers we enhance our competitive advantage, strengthen our market positions and improve our results.

In October 2007, we announced the intention to spin-off 100% of our FoodTech and Airport Systems businesses. On July 12, 2008, our Board of Directors approved the spin-off of the businesses to our shareholders. The spin-off was accomplished on July 31, 2008 through a tax-free dividend to our shareholders. We distributed 0.216 shares of JBT common stock for every share of our stock outstanding as of the close of business on July 22, 2008. We did not retain any shares of JBT common stock. JBT is now an independent public company traded on the New York Stock Exchange (symbol JBT). The results of JBT have been reported as discontinued operations for all periods presented.

Prior to the spin-off, we received necessary regulatory approvals, including a private letter ruling from the IRS regarding the tax-free status of the transaction for U.S. federal income tax purposes and a declaration of effectiveness from the SEC for JBT’s registration statement on Form 10. For additional information related to the spin-off of JBT, see Note 3 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

In our segments, we serve customers from around the world. During 2008, approximately 76% of our total sales were to non-U.S. locations. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies. For example, we have targeted opportunities in West Africa, Brazil and the Asia Pacific region because of the expected offshore drilling potential in those regions.

CONSOLIDATED RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

	Year Ended December 31,			Change
($ in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Revenue	$4,550.9	$3,648.9	$2,915.4	$902.0	25%	$733.5	25%
Costs and expenses:
Cost of sales	3,623.1	2,921.9	2,370.0	701.2	24	551.9	23
Selling, general and administrative expense	351.7	310.6	271.0	41.1	13	39.6	15
Research and development expense	45.3	40.8	33.0	4.5	11	7.8	24

Total costs and expenses	4,020.1	3,273.3	2,674.0	746.8	23	599.3	22
Other income (expense), net	(23.0)	29.9	(7.0)	(52.9)	*	36.9	*
Minority interests	(1.4)	(1.1)	(2.5)	(0.3)	27	1.4	56
Net interest expense	(1.5)	(9.3)	(6.7)	7.8	84	(2.6)	39

Income before income taxes	504.9	395.1	225.2	109.8	28	169.9	75
Provision for income taxes	152.0	134.5	62.7	17.5	13	71.8	115

Income from continuing operations	352.9	260.6	162.5	92.3	35	98.1	60
Income from discontinued operations, net of income taxes	8.4	42.2	113.8	(33.8)	*	(71.6)	*

Net income	$361.3	$302.8	$276.3	$58.5	19%	$26.5	10%

*	Not meaningful

2008 Compared With 2007

Our total revenue for the year ended December 31, 2008 reflects growth in both business segments compared to the prior year. Our Energy Production Systems businesses provided $788.5 million of the $902.0 million increase. We benefited from high demand for equipment and systems during 2007, especially subsea systems, used in major oil and gas producing regions throughout the world. The favorable market conditions during 2007 produced a strong backlog position at December 31, 2007 and subsequently, higher revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007. Energy Processing Systems revenues grew by $115.5 million from the prior year primarily reflecting continued infrastructure investment related to metering systems and coal-fired power generation.

Gross profit (revenue less cost of sales) increased $200.8 million, and as a percentage of sales from 19.9% in 2007 to 20.4% in 2008. The increase was primarily attributable to higher sales volume and to a lesser extent, higher margins in our Energy Production businesses, reflecting more complex subsea projects.

Selling, general and administrative (“SG&A”) expense for 2008 increased compared to 2007 but declined as a percentage of sales from 8.5% in 2007 to 7.7% in 2008 as we continue to leverage our SG&A spending. The majority of our increased SG&A spending in 2008 was for Energy Production Systems relating to increased sales volumes.

We increased our research and development activities in 2008 as we advance new technologies pertaining to subsea processing capabilities.

Other income (expense), net, reflected non-operating losses of $15.7 million and gains of $27.9 million on foreign currency derivative instruments, for which hedge accounting is not applied, for the years ended December 31, 2008 and 2007, respectively. Additionally, we had $7.3 million in compensation expense during the 2008 year associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan. Further discussion of our derivative instruments is incorporated herein by reference from Note 14 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Net interest expense was lower in 2008, reflective of lower average debt levels and lower borrowing costs during 2008.

Our provision for income taxes reflected an effective tax rate of 30.1% in 2008. In 2007, our effective tax rate was 34.0%. The decrease in the effective rate in 2008 is primarily related to country mix of earnings. The difference between the effective tax rate and the statutory U.S. federal income tax related primarily to differing foreign and state tax rates.

Discontinued Operations

Income from discontinued operations, net of income taxes, for the year ended December 31, 2008 primarily reflects $25.7 million, net of tax, in operating results of JBT for the seven months ended July 31, 2008, partially offset by $17.8 million, net of tax, of expenses related to the spin-off of JBT. These expenses consist primarily of non-deductible legal, accounting and professional fees to complete the spin-off.

Outlook for 2009

We estimate that our full-year 2009 diluted earnings per share will be within the range of $2.40 to $2.65. The section entitled “Operating Results of Business Segments” provides further discussion of our 2009 outlook.

2007 Compared With 2006

Our total revenue in 2007 reflects double-digit percentage growth over 2006 in both of our business segments. Energy Production Systems generated the highest dollar increase of $632.7 million and the highest growth rate of 28%. We entered the year with a large backlog resulting from high demand for equipment and systems in 2005 and 2006, especially subsea systems, used in the major oil and gas producing regions throughout the world. During 2007, oil and gas prices remained high relative to historical levels, and land-based drilling activity was stable, which created incentives for investment in the energy industry creating higher demand for our energy systems and services.

Gross profit (revenue less cost of sales) increased $181.6 million, and as a percentage of sales from 18.7% in 2006 to 19.9% in 2007. Higher profits were primarily attributable to higher sales volume of $164.8 million and higher margin in our Energy Production businesses, reflecting more complex subsea projects.

SG&A expense for 2007 increased compared to 2006 but declined as a percentage of sales from 9.3% in 2006 to 8.5% in 2007 as we continue to leverage our SG&A spending. The majority of our increased SG&A spending in 2007 was for Energy Production Systems relating to improved sales volumes.

We increased our research and development activities in 2007 as we advance new technologies pertaining to subsea processing capabilities.

Other income (expense), net, primarily reflected non-operating gains and losses including gains on foreign currency derivative instruments, for which hedge accounting is not applied, and to a lesser extent, gains and losses on assets disposals. Further discussion of our derivative instruments is incorporated herein by reference from Note 14 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Net interest expense was higher in 2007, reflective of higher debt levels on average during 2007.

Our provision for income taxes reflected an effective tax rate of 34.0% in 2007. In 2006, our effective tax rate was 27.8%. The increase in the effective tax rate is primarily attributable to the reversal in 2006 of a $12.2 million valuation allowance on deferred tax assets related to our Brazilian operations.

Discontinued Operations

Income from discontinued operations, net of income taxes, for the year ended December 31, 2007, primarily reflects $39.1 million, net of tax, in operating results of JBT, and a $3.1 million gain, net of tax, on the sale of one of the FoodTech product lines. In 2006, our net income from discontinued operations, net of tax, reflected the operating results of JBT and a gain of $34.8 million, net of tax, on the sale of our Floating Systems business. In addition, we generated profits from the Floating Systems business during 2006, including $15.0 million, or $9.2 million, net of tax, on the favorable resolution of claims on a large contract.

Operating Results of Business Segments

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

The following table summarizes our operating results for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,			Favorable/(Unfavorable)
($ in millions)	2008	2007	2006	2008 vs. 2007		2007 vs. 2006
Revenue
Energy Production Systems	$3,670.7	$2,882.2	$2,249.5	$788.5	27%	$632.7	28%
Energy Processing Systems	883.2	767.7	672.3	115.5	15	95.4	14
Other revenue and intercompany eliminations	(3.0)	(1.0)	(6.4)	(2.0)	*	5.4	*

Total revenue	$4,550.9	$3,648.9	$2,915.4	$902.0	25%	$733.5	25%

Net income
Segment operating profit
Energy Production Systems	$420.7	$287.9	$191.2	$132.8	46%	$96.7	51%
Energy Processing Systems	165.5	142.5	100.9	23.0	16	41.6	41

Total segment operating profit	586.2	430.4	292.1	155.8	36	138.3	47
Corporate items:
Corporate expense	(37.5)	(35.1)	(32.9)	(2.4)	(7)	(2.2)	(7)
Other revenue and other (expense), net	(42.3)	9.1	(27.3)	(51.4)	*	36.4	*
Net interest expense	(1.5)	(9.3)	(6.7)	7.8	84	(2.6)	(39)

Total corporate items	(81.3)	(35.3)	(66.9)	(46.0)	(130)	31.6	47

Income before income taxes	504.9	395.1	225.2	109.8	28	169.9	75
Provision for income taxes	152.0	134.5	62.7	(17.5)	(13)	(71.8)	(115)

Income from continuing operations	352.9	260.6	162.5	92.3	35	98.1	60
Income from discontinued operations, net of income taxes	8.4	42.2	113.8	(33.8)	*	(71.6)	*

Net income	$361.3	$302.8	$276.3	$58.5	19%	$26.5	10%

*	Not meaningful

We report our results of operations in U.S. dollars; however, our earnings are generated in a number of currencies worldwide. We generate a significant amount of revenues, and incur a significant amount of costs, in Norwegian Krone, Brazilian Real, and the Euro, for example. The earnings of subsidiaries functioning in their local currencies are translated into U.S. dollars based upon the average exchange rate for the period, in order to provide worldwide consolidated results. While the U.S. dollar results reported reflect the actual economics of the period reported upon, the variances from prior periods include the impact of translating earnings at different rates.

A summary of the translation impact on our consolidated results follows:

(In millions)	Year ended December 31, 2008	Year ended December 31, 2007
Revenue growth:
Reported	$902.0	$733.5
Due to translation	$92.4	$225.8
Segment operating profit growth:
Reported	$155.8	$138.3
Due to translation	$15.3	$17.9

The revenue impacts are primarily reflected in Energy Production Systems—87% and 93% for the years ended December 31, 2008 and 2007, respectively. The operating profit impacts are primarily reflected in Energy Production Systems—84% and 95% for the years ended December 31, 2008 and 2007, respectively. There was no material effect of translation on our comparative results of 2006.

Energy Production Systems

2008 Compared With 2007

Energy Production Systems’ revenue was $788.5 million higher for the year ended December 31, 2008 compared to the same period in 2007, which includes approximately $80.5 million related to foreign currency translation. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Higher demand for our products and services in prior periods has resulted in increased project related subsea systems revenue of $3.0 billion for the year ended December 31, 2008 compared to $2.3 billion for the comparable period in 2007. Subsea volumes increased primarily as a result of progress on new and ongoing projects worldwide; notably projects located in the North Sea, in the Gulf of Mexico and offshore Brazil.

Energy Production Systems’ operating profit increased by $132.8 million for the year ended 2008 compared to the same period in 2007, which includes approximately $12.9 million related to foreign currency translation. The increase in sales volume accounted for $120.8 million of the profit increase. We achieved approximately $55.1 million in other margin improvements primarily reflective of more complex, and higher margin, subsea projects. Offsetting these profit increases were $38.9 million in increased selling, general and administrative costs resulting from higher staff levels, and $3.4 million in higher costs for research and development of our subsea and surface technologies.

Outlook for 2009

We expect growth in operating profit for Energy Production Systems in 2009 primarily driven by the execution of our backlog of more complex, and higher margin, subsea projects. Inbound orders in 2009 may be negatively impacted by global economic conditions as well as lower oil and gas prices.

2007 Compared With 2006

Energy Production Systems’ revenue was $632.7 million higher for the year ended December 31, 2007 compared to the same period in 2006, which includes approximately $200 million related to foreign currency translation. Segment revenue is affected by trends in land and offshore oil and gas exploration and production. Our revenue growth was driven by the trend toward deepwater development. During the year ended December 31, 2007, higher natural gas and crude oil prices created an incentive for increased exploration and production of these commodities thereby driving higher demand for our products and services. Subsea systems’ revenue of $2.3 billion increased by $487.4 million in 2007 compared to the same period in 2006. Subsea volumes increased primarily as a result of progress on new and ongoing projects worldwide; notably projects located offshore West Africa, the North Sea, in the Gulf of Mexico and offshore Brazil.

Energy Production Systems’ segment operating profit increased by $96.7 million in 2007 compared to the same period in 2006, which includes approximately $17.0 million related to foreign currency translation. The increase in sales volume accounted for $103.5 million of the profit increase. We achieved approximately $23.3 million in other margin improvements primarily reflective of more complex, and higher margin, subsea projects. Offsetting these profit increases were $25.0 million in increased selling, general and administrative costs, mostly higher staff levels, and $8.0 million in higher costs for research and development of our subsea technologies.

Energy Processing Systems

2008 Compared With 2007

Energy Processing Systems’ revenue increased $115.5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase was driven primarily by higher volume in the Measurement Solutions and Material Handling businesses, reflecting continued infrastructure investment related to metering systems and coal-fired power generation.

Energy Processing Systems’ operating profit for the year ended December 31, 2008 increased $23.0 million compared to the same period of 2007. Higher product sales volumes contributed $34.5 million of increased operating profit, primarily in the Measurement Solutions and Material Handling businesses, partially offset by an unfavorable product mix, increased headcount related selling and administrative costs, higher commission expense and higher research and development spending in support of improved sales volume.

Outlook for 2009

We expect 2009 to reflect lower revenues and operating profits resulting from declines in oil and gas prices, land based rig count, an uncertain worldwide economic environment and weak credit markets.

2007 Compared With 2006

Energy Processing Systems’ revenue increased $95.4 million in 2007 compared to 2006. Energy demand continued to rise in 2007 driving higher oil and gas prices and sustained land-based drilling and fracturing activity. This resulted in higher demand for our fluid control products and our measurement custody transfer products and systems.

Energy Processing Systems’ 2007 operating profit increased $41.6 million compared to 2006. Higher volume drove an increase in profits of $33.1 million. Cost reduction efforts and our ability to leverage higher sales volumes led to improved product costs in most of our business units, contributing $9.9 million in increased profits. These savings were partially offset by higher selling, general and administrative costs including higher staff levels and increased commission expense.

Corporate Items

2008 Compared With 2007

Our corporate items reduced earnings by $81.3 million in 2008 compared to $35.3 million in 2007. The increase in expense in 2008 primarily reflects mark-to-market losses on foreign currency forward contracts of $8.7 million in 2008 compared to gains in the prior year of $30.9 million, combined with increased stock-based compensation of $6.5 million and other corporate staff costs of $2.4 million. These costs were partially offset by a $7.8 million decrease in interest expense attributable to reduced borrowing levels and lower interest rates in 2008.

2007 Compared With 2006

Our corporate items reduced earnings by $35.3 million in 2007 compared to $66.9 million in 2006. The decrease in expense in 2007 reflects mark-to-market gains on foreign currency forward contracts of $30.9 million in 2007 compared to losses in the prior year of $9.1 million. Partially offsetting these earnings were higher stock-based compensation of $4.1 million and other corporate staff costs of $2.2 million.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period and the impact of translation on the previous year’s backlog. Backlog translation negatively affected orders by $593.1 million in the year ended December 31, 2008 and positively affected orders by $290.2 million in the comparable period of 2007.

	Inbound Orders Year Ended December 31,
(In millions)	2008	2007
Energy Production Systems	$2,853.2	$5,017.0
Energy Processing Systems	865.9	792.3
Intercompany eliminations	(7.6)	(1.7)

Total inbound orders	$3,711.5	$5,807.6

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog December 31,
(In millions)	2008	2007
Energy Production Systems	$3,345.0	$4,162.5
Energy Processing Systems	313.2	330.5
Intercompany eliminations	(7.0)	(2.3)

Total order backlog	$3,651.2	$4,490.7

Energy Productions Systems’ order backlog at December 31, 2008 declined by $817.5 million compared to the prior year period, due primarily to the impact of foreign currency translation. The 2007 backlog included the following significant subsea projects: Total Pazflor, StatoilHydro Ormen Lange Phase II and Vega, Woodside Pluto, Shell Gumusut and Petrobras Cascade and Mexilhao. Backlog of $3.3 billion at December 31, 2008 includes the same projects mentioned above plus orders from BP for its Block 18 field, StatoilHydro for its Heidrun North project, as well as additional tree sales for existing projects. We expect to convert approximately 70% of backlog into revenue during 2009.

Energy Processing Systems’ order backlog at December 31, 2008 decreased 5% compared to December 31, 2007, primarily due to the timing of completion on several significant projects and decreased demand for fluid control, material handling and measurement products and services resulting from the deterioration of oil and gas prices, weak credit markets and an uncertain economic outlook. We expect to convert approximately 84% of the December 31, 2008 backlog into revenue during 2009.

Liquidity and Capital Resources

We generate our capital resources primarily through operations and, when needed, through various credit facilities.

Our net debt at December 31, 2008 was $154.9 million, compared with net cash of $0.2 million at December 31, 2007. Net debt, or net cash, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt, or net cash, is a meaningful measure which will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net debt.

(In millions)	December 31, 2008	December 31, 2007
Cash and cash equivalents	$340.1	$129.5
Short-term debt and current portion of long-term debt	(23.0)	(7.2)
Long-term debt, less current portion	(472.0)	(112.2)
Related party note payable	—	(9.9)

Net (debt) cash	$(154.9)	$0.2

The increase in net debt during 2008 was due primarily to repurchases of our common stock, funding for capital expansion and the acquisition of a 45% interest in Schilling, partially offset by the cash dividend received from JBT in connection with the spin-off and cash generated from operating activities.

Cash flows for each of the years in the three-year period ended December 31, 2008, were as follows:

	Year Ended December 31,
(In millions)	2008	2007	2006
Cash provided by operating activities of continuing operations	$261.7	$542.8	$51.7
Cash required by investing activities of continuing operations	(282.9)	(181.0)	(122.2)
Cash provided (required) by financing activities	252.7	(355.6)	(141.8)
Cash provided (required) by discontinued operations	(15.8)	29.0	136.1
Effect of exchange rate changes on cash and cash equivalents	(5.1)	14.8	2.8

Increase (decrease) in cash and cash equivalents	$210.6	$50.0	$(73.4)

Operating Cash Flows

During the year ended December 31, 2008, we generated $261.7 million in cash flows from operating activities of continuing operations, which represented a $281.1 million decrease compared to the prior year. Cash outflows for working capital in 2008 were approximately $85.0 million compared to a net cash inflow of approximately $234.0 million in 2007. Higher investments in working capital were due primarily to the required investment in accounts receivable and inventory in the Energy Production segment. Our working capital balances can vary significantly quarter to quarter depending on the payment terms and timing of delivery on key contracts. The increased investment in working capital was partially offset by the increase in income from continuing operations. Our cash flows from operating activities in 2007 were $491.1 million higher than the prior year. The increase is primarily attributable to the improvements in utilization of working capital.

Investing Cash Flows

Our cash requirements for investing activities of continuing operations in the year ended December 31, 2008 increased by $101.9 million compared to 2007. We spent $121.3 million on minority ownership positions and other investments during 2008, including $106.0 million for a 45% interest in Schilling. During 2007 we spent $64.4 million on acquisitions, including the $59.7 million purchase of the remaining minority interest in CDS Engineering BV (“CDS”). The investments were partially offset by a decrease in capital expenditures of $14.6 million in 2008 compared to 2007 primarily as a result of lower spending on subsea capacity additions and offshore tooling and intervention assets. Additionally we had $3.4 million in proceeds from the disposal of assets in 2008 compared to $63.0 million in 2007. In 2007 we sold and leased back land and property in Houston, Texas.

Cash required by investing activities in 2006 was $122.2 million primarily reflecting ongoing investment in new production facilities worldwide, primarily associated with increasing subsea and surface wellhead capacity.

Financing Cash Flows

Cash provided by financing activities was $252.7 million for the year ended December 31, 2008 compared to cash required of $355.6 million for the same period in 2007. We received proceeds from JBT of $196.2 million during 2008 in conjunction with the spin-off of JBT. Additionally, in 2008 we had net proceeds from borrowings of $369.4 million used to fund share repurchases and a portion of the investment in Schilling compared to the reduction of net borrowings of $98.4 million in 2007. We repurchased 5.7 million of our outstanding common stock for $324.0 million under our 30 million and $95.0 million share repurchase authorizations, an increase of $36.6 million in repurchases from 2007. In 2006, cash required by financing activities was primarily for the repurchase of $142.5 million in stock repurchases and the reduction in net borrowings of $38.1 million.

Discontinued Operations Cash Flows

Cash required by and provided by discontinued operations in 2008 and 2007, respectively, primarily reflected the operating and investing activities of JBT. Cash provided in 2006 primarily reflected the operating and investing activities of JBT, and to a lesser extent, the proceeds on the sale of Floating Systems in December 2006.

Debt and Liquidity

Total borrowings at December 31, 2008 and 2007, comprised the following:

	December 31,
(In millions)	2008	2007
Revolving credit facilities	$407.0	$—
Commercial paper	52.0	103.0
Related party note payable	—	9.9
Uncommitted credit facilities	19.1	6.8
Property financing	8.5	8.9
Other	8.4	0.7

Total borrowings	$495.0	$129.3

The following is a summary of our credit facilities at December 31, 2008:

(In millions) Description	Commitment amount	Debt outstanding	Commercial paper outstanding	Letters of credit	Unused capacity	Maturity
			(a)
Five-year revolving credit facility	$600.0	$407.0	$52.0	$26.9	$114.1	December 2012
One-year revolving credit facility	5.0	—	—	—	5.0	December 2009

	$605.0	$407.0	$52.0	$26.9	$119.1

(a)	Under our commercial paper program, we have the ability to access up to $500.0 million of short-term financing through our commercial paper dealers. Our available capacity under our $600 million five-year revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our five-year revolving credit facility maturing in December 2012 provides the ability to issue our commercial paper obligations on a long-term basis. Therefore, at December 31, 2008, as we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheets.

In December 2007, we entered into a $600 million five-year revolving credit agreement maturing in December 2012 with JPMorgan Chase Bank, N.A., as Administrative Agent. Borrowings under the credit agreement accrue interest at a rate equal to, at our option; either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) an interest rate of 45 basis points above the London Interbank Offered Rate (“LIBOR”). The margin over LIBOR is variable and is determined based on our debt rating. Among other restrictions, the terms of the credit agreement include negative covenants related to liens and a financial covenant related to the debt to earnings ratio. We are in compliance with all restrictive covenants as of December 31, 2008.

Outlook for 2009

Historically, we have generated our capital resources primarily through operations and, when needed, through credit facilities. In 2008, we witnessed volatility in the credit, equity and commodity markets. While this creates some degree of uncertainty for our business, management believes we have secured sufficient credit capacity to mitigate potential negative impacts on our operations. We expect to continue to meet our cash requirements with a combination of cash on hand, cash generated from operations and our credit facilities.

We are projecting to spend approximately $120.0 million during 2009 for capital expenditures primarily for improvements to our manufacturing and service capabilities and expansion of our well intervention capabilities. We anticipate contributing approximately $34.7 million to our pension plans in 2009. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

On January 13, 2009, we entered into a $350 million 364-day revolving credit agreement with Bank of America, N.A., as Administrative Agent. The new facility matures in January 2010. We now have combined committed bank lines of $950 million that we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions or mergers meet our standards. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2008:

	Payments due by period
(In millions) Contractual obligations	Total payments	Less than 1 year	1-3 years	3 -5 years	After 5 years
Long-term debt (a)	$475.9	$3.9	$5.2	$460.1	$6.7
Short-term debt	19.1	19.1	—	—	—
Operating leases	239.6	37.0	61.1	42.8	98.7
Unconditional purchase obligations (b)	621.9	351.4	270.5	—	—
Pension and other postretirement benefits (c)	34.7	34.7	—	—	—
Unrecognized tax benefits (d)	4.2	4.2	—	—	—

Total contractual obligations	$1,395.4	$450.3	$336.8	$502.9	$105.4

(a)	Our available long-term debt is dependent upon our compliance with covenants, including negative covenants related to liens, and a financial covenant related to the debt to earnings ratio. Any violation of covenants or other events of default, which are not waived or cured, or changes in our credit rating could have a material impact on our ability to maintain our committed financing arrangements.

Interest on long-term debt is not included in the table. As of December 31, 2008, we have commercial paper borrowings with short-term maturities that we expect to refinance beyond 2009. However, we are uncertain as to the level of commercial paper or other borrowings and market interest rates that will be applicable throughout 2009. During 2008, we paid $9.4 million for interest expense.

(b)	In the normal course of business, we enter into agreements with our suppliers to purchase raw materials or services. These agreements include a requirement that our supplier provide products or services to our specifications and require us to make a firm purchase commitment to our supplier. As substantially all of these commitments are associated with purchases made to fulfill our customers’ orders, the costs associated with these agreements will ultimately be reflected in cost of sales on our consolidated statements of income.

(c)	We expect to make $34.7 million in contributions to our pension and other postretirement benefit plans during 2009. This amount does not include discretionary contributions to our U.S. qualified pension plan. Required contributions for future years depend on factors that cannot be determined at this time.

(d)	As of December 31, 2008, we have a liability for unrecognized tax benefits of $31.0 million. Of this amount, we expect to make payments of $4.2 million during 2009 to settle a portion of these liabilities, and this amount is reflected in income taxes payable in our consolidated balance sheet as of December 31, 2008. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining $26.8 million in liabilities, we are unable to make a reasonable estimate of the period in which such liabilities might be paid.

The following is a summary of other off-balance sheet arrangements at December 31, 2008:

	Amount of commitment expiration per period
(In millions) Other off-balance sheet arrangements	Total amount	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit and bank guarantees	$613.1	$226.4	$194.4	$100.0	$92.3
Surety bonds	170.3	141.1	29.2	—	—

Total other off-balance sheet arrangements	$783.4	$367.5	$223.6	$100.0	$92.3

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

In connection with the spin-off of JBT, we retained liability for various contingent obligations totaling $131.5 million at December 31, 2008. Contingent obligations include guarantees on certain performance bonds issued by JBT. We are fully indemnified by JBT pursuant to the terms and conditions of the Separation and Distribution Agreement, dated July 31, 2008, between FMC Technologies and JBT. Management does not expect any of these financial instruments to result in losses that if incurred, would have a material effect on our consolidated financial position, results of operations or cash flows. The majority of these obligations will expire before the end of 2010.

Qualitative and Quantitative Disclosures about Market Risk

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2008 and 2007, our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts. At December 31, 2007, our derivative holdings also consisted of interest rate swap agreements.

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

We hedge our net recognized foreign currency assets and liabilities to reduce the risk that our earnings and cash flows will be adversely affected by fluctuations in foreign currency exchange rates. We also hedge firmly committed anticipated transactions in the normal course of business. The majority of these hedging instruments mature during 2009.

In certain circumstances we enter into purchase and sales contracts which contain payment terms in foreign currencies. This may occur, for instance, to offset the cost of equipment or services payable in the same currency. Contractual payments required in a currency that is not the functional or local currency of substantial parties to the contract are embedded derivatives.

We use a sensitivity analysis to measure the impact on derivative instrument fair values of an immediate 10% adverse movement in the foreign currency exchange rates. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar and all other variables are held constant. We expect that changes in the fair value of derivative instruments will offset the changes in fair value of the underlying assets and liabilities on the balance sheet. To the extent that our derivative instruments are hedging anticipated transactions, a 10% decrease in the value of the hedged currency would result in a decrease of approximately $11.5 million in the net fair value of derivative financial instruments reflected on our balance sheet at December 31, 2008. Changes in the derivative fair value will not have an immediate impact on our results of operations unless these contracts are deemed to be ineffective.

Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. We had $495.0 million in variable rate debt outstanding at December 31, 2008, upon which interest expense is subject to the movement in LIBOR. A 10% adverse movement in the interest rate, or 16 basis points, would result in an increase to interest expense of $0.8 million.

At December 31, 2007, we had three floating-to-fixed interest rate swaps which we used to hedge $150 million of variable rate debt. We terminated the swaps in January 2008 with no material impact on earnings.

We assess effectiveness of forward foreign currency contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness, and recognize the change in fair value of this component immediately in earnings. The difference between the spot rate and the forward rate is generally related to the differences in the interest rates of the countries of the currencies being traded. Consequently, we have exposure to relative changes in interest rates between countries in our results of operations. To the extent the U.S. interest rate decreases by 10%, or 16 basis points, and other countries interest rates remain fixed, we would expect to recognize a decrease of $0.5 million in earnings in the period of change. Based on our portfolio as of December 31, 2008, we believe we have exposure to the interest rates in the U.S., Brazil, United Kingdom, the European Community and Norway.

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

Percentage of Completion Method of Accounting

We record revenue on construction-type manufacturing projects using the percentage of completion method, where revenue is recorded as work progresses on each contract. There are several acceptable methods of measuring progress toward completion. Most frequently, we use the ratio of costs incurred to date to total estimated contract costs at completion to measure this progress.

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

Revenue recorded using the percentage of completion method amounted to $2,999.9 million, $1,890.7 million and $1,552.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The amount of revenue recognized using the percentage of completion method is sensitive to our changes in estimates of total contract costs. If we had used a different estimate of total contract costs for each contract in progress at December 31, 2008, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased total revenue and pre-tax income for the year ended December 31, 2008 by $29.4 million.

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

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for uncertain tax positions reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining our consolidated income tax expense.

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

As of December 31, 2008, we estimated that it is not more likely than not that we will generate future taxable income in certain foreign jurisdictions in which we have cumulative net operating losses and, therefore, we have provided a valuation allowance against the related deferred tax assets. As of December 31, 2008, we estimated that it is more likely than not that we will have future taxable income in the United States to utilize our domestic deferred tax assets. Therefore, we have not provided a valuation allowance against any domestic deferred tax assets.

The need for a valuation allowance is sensitive to changes in our estimate of future taxable income. If our estimate of future taxable income was 15% lower than the estimate used, we would still generate sufficient taxable income to utilize such domestic deferred tax assets.

The calculation of our income tax expense involves dealing with uncertainties in the application of complex tax laws and regulations in numerous jurisdictions in which we operate. We recognize tax benefits related to uncertain tax positions when, in our judgment, it is more likely than not that such positions will be sustained on examination, including resolutions of any related appeals or litigation, based on the technical merits. We adjust our liabilities for uncertain tax positions when our judgment changes as a result of new information previously unavailable. Due to the complexity of some of these uncertainties, their ultimate resolution may result in payments that are materially different from our current estimates. Any such differences will be reflected as adjustments to income tax expense in the periods in which they are determined.

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

Pension expense was $34.0 million, $26.6 million and $24.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The discount rate used affects the interest cost component of net periodic pension cost. The discount rate is based on rates at which the pension benefit obligation could effectively be settled on a present value basis. To determine the weighted average discount rate, we review long-term, high quality (“AA” rated) corporate bonds at our determination date and use a model that matches the projected benefit payments for our plans to coupons and maturities from high quality bonds. Significant changes in the discount rate, such as those caused by changes in the yield curve, the mix of bonds available in the market, the duration of selected bonds, and the timing of expected benefit payments may result in volatility in pension expense and pension liabilities. The weighted average discount rate used to compute net periodic benefit cost increased from 5.6% in 2007 to 6.0% in 2008.

Our pension expense is sensitive to changes in our estimate of discount rate. Holding other assumptions constant, for a 50 basis point reduction in the discount rate, annual pension expense would increase by approximately $6.6 million before taxes. Holding other assumptions constant, for a 50 basis point increase in the discount rate, annual pension expense would decrease by approximately $6.3 million before taxes.

Net periodic pension cost includes an underlying expected long-term rate of asset return. Our estimate of the expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations. We assumed a weighted average expected rate of return for our pension plans of 8.21% and 8.46% in 2008 and 2007, respectively. The expected return on plan assets is recognized as part of the net periodic pension cost. The difference between the expected return and the actual return on plan assets is amortized over the expected remaining service life of employees, so there is a lag time between the market’s performance and its impact on plan results. Holding other assumptions constant, an increase or decrease of 50 basis points in the expected rate of return on plan assets would decrease or increase annual pension expense by approximately $4.1 million before taxes.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations,” (“SFAS No. 141R”), replacing SFAS No. 141. SFAS No. 141R changes or clarifies the acquisition method of accounting for acquired contingencies, transaction costs, step acquisitions, restructuring costs and other major areas affecting how the acquirer recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this pronouncement amends previous interpretations of intangible asset accounting by requiring the capitalization of in-process research and development and proscribing impacts to current income tax expense (rather than a reduction to goodwill) for changes in deferred tax benefits related to a business combination. SFAS No. 141R will be applied prospectively for business combinations occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 will standardize the accounting for and reporting of minority interests in the financial statements, which will be presented as noncontrolling interests and classified as a component of equity. In addition, statements of operations will report consolidated net income before an allocation to both the parent and the noncontrolling interest. This new presentation will have an impact on the basic financial statements as well as the disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is effective for us at January 1, 2009. We have not yet determined the impact, if any, that the adoption of SFAS No. 160 will have on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding derivative instruments and hedging activities, enabling a better understanding of their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and is effective for us at January 1, 2009.

Management believes the impact of other recently issued accounting standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risks is incorporated herein by reference from the section entitled “Qualitative and Quantitative Disclosures about Market Risk” in Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2008	2007	2006
Revenue	$4,550.9	$3,648.9	$2,915.4
Costs and expenses:
Cost of sales	3,623.1	2,921.9	2,370.0
Selling, general and administrative expense	351.7	310.6	271.0
Research and development expense	45.3	40.8	33.0

Total costs and expenses	4,020.1	3,273.3	2,674.0
Other income (expense), net	(23.0)	29.9	(7.0)
Minority interests	(1.4)	(1.1)	(2.5)

Income before interest income, interest expense and income taxes	506.4	404.4	231.9
Interest income	6.6	6.8	5.1
Interest expense	(8.1)	(16.1)	(11.8)

Income from continuing operations before income taxes	504.9	395.1	225.2
Provision for income taxes	152.0	134.5	62.7

Income from continuing operations	352.9	260.6	162.5
Discontinued operations (Note 3)
Income from discontinued operations, net of income taxes	7.9	39.1	79.0
Gain on disposition of discontinued operations, net of income taxes	0.5	3.1	34.8

Income from discontinued operations	8.4	42.2	113.8

Net income	$361.3	$302.8	$276.3

Basic earnings per share
Income from continuing operations (Note 2)	$2.76	$1.98	$1.19
Income from discontinued operations	0.07	0.33	0.83

Basic earnings per share	$2.83	$2.31	$2.02

Diluted earnings per share
Income from continuing operations (Note 2)	$2.72	$1.95	$1.16
Income from discontinued operations	0.06	0.31	0.81

Diluted earnings per share	$2.78	$2.26	$1.97

Weighted average shares outstanding (Note 2)
Basic	127.8	131.3	137.0

Diluted	129.7	133.8	140.3

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except per share data)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$340.1	$129.5
Trade receivables, net of allowances of $9.4 in 2008 and $2.8 in 2007	996.1	775.7
Inventories (Note 5)	559.3	533.2
Fair value of derivative financial instruments (Note 14)	354.6	154.5
Prepaid expenses	24.2	20.5
Other current assets	156.6	143.2
Income taxes benefit	12.8	—
Assets of discontinued operations (Note 3)	—	533.8

Total current assets	2,443.7	2,290.4
Investments	151.2	33.4
Property, plant and equipment, net (Note 6)	494.9	452.3
Goodwill (Note 7)	128.7	147.8
Intangible assets, net (Note 7)	70.2	79.6
Deferred income taxes (Note 10)	123.4	65.3
Other assets	174.2	142.3

Total assets	$3,586.3	$3,211.1

Liabilities and stockholders’ equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 9)	$23.0	$7.2
Accounts payable, trade and other	495.9	405.6
Advance payments and progress billings	770.3	665.3
Accrued payroll	102.4	88.8
Fair value of derivative financial instruments (Note 14)	444.4	106.9
Income taxes payable	—	56.0
Current portion of accrued pension and other postretirement benefits (Note 11)	20.8	15.1
Deferred income taxes (Note 10)	0.1	35.9
Other current liabilities	102.9	121.9
Liabilities of discontinued operations (Note 3)	2.7	340.2

Total current liabilities	1,962.5	1,842.9
Long-term debt, less current portion (Note 9)	472.0	112.2
Accrued pension and other postretirement benefits, less current portion (Note 11)	182.1	50.4
Other liabilities	264.9	166.4
Related party note payable (Note 16)	—	9.9
Minority interests in consolidated companies	8.3	7.6
Commitments and contingent liabilities (Note 18)
Stockholders’ equity (Note 13):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2008 or 2007	—	—
Common stock, $0.01 par value, 195.0 shares authorized in 2008 and 2007; 143.2 shares issued in 2008 and 2007; 124.9 and 129.3 shares outstanding in 2008 and 2007, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.1 and 0.2 shares in 2008 and 2007, respectively	(6.3)	(5.4)
Common stock held in treasury, at cost, 18.1 and 13.7 shares in 2008 and 2007, respectively	(706.0)	(422.7)
Capital in excess of par value of common stock	728.7	724.0
Retained earnings	1,087.1	771.6
Accumulated other comprehensive loss	(408.4)	(47.2)

Total stockholders’ equity	696.5	1,021.7

Total liabilities and stockholders’ equity	$3,586.3	$3,211.1

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2008	2007	2006
Cash provided (required) by operating activities:
Net income	$361.3	$302.8	$276.3
Income from discontinued operations, net of income taxes	(8.4)	(42.2)	(113.8)

Income from continuing operations	352.9	260.6	162.5
Adjustments to reconcile income to cash provided (required) by operating activities of continuing operations:
Depreciation	57.7	46.9	36.9
Amortization	14.9	14.9	11.0
Net gain (loss) on disposal of assets	0.1	(2.0)	(0.1)
Employee benefit plan costs	57.0	56.5	47.6
Deferred income tax provision	63.4	5.5	36.6
Unrealized loss (gain) on derivative instruments	8.8	(30.9)	9.0
Other	7.6	6.1	9.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(322.7)	21.9	(170.9)
Inventories	(77.1)	(25.6)	(114.3)
Accounts payable, trade and other	135.6	44.3	37.5
Advance payments and progress billings	207.6	268.0	69.7
Other assets and liabilities, net	(96.5)	(96.3)	(18.2)
Income taxes payable	(48.2)	19.5	(17.2)
Accrued pension and other postretirement benefits, net	(99.4)	(46.6)	(47.7)

Cash provided by operating activities of continuing operations	261.7	542.8	51.7
Net cash provided (required) by discontinued operations—operating	(11.1)	41.1	109.7

Cash provided by operating activities	250.6	583.9	161.4

Cash provided (required) by investing activities:
Capital expenditures	(165.0)	(179.6)	(115.6)
Acquisitions, minority ownership positions and other investing	(121.3)	(64.4)	(9.5)
Proceeds from disposal of assets	3.4	63.0	2.9

Cash required by investing activities of continuing operations	(282.9)	(181.0)	(122.2)
Cash provided (required) by discontinued operations, net of cash sold—investing	(4.7)	(12.1)	26.4

Cash required by investing activities	(287.6)	(193.1)	(95.8)

Cash provided (required) by financing activities:
Net increase in short-term debt	14.5	0.8	2.3
Net increase (decrease) in commercial paper	(51.0)	103.0	—
Proceeds from issuance of long-term debt	405.9	—	—
Repayment of long-term debt	—	(202.2)	(40.4)
Proceeds from exercise of stock options	4.8	19.2	26.7
Purchase of treasury stock	(324.0)	(287.4)	(142.5)
Excess tax benefits	24.0	20.6	17.9
Settlement of taxes withheld on equity compensation awards	(17.5)	(8.7)	(5.0)
Proceeds on spin-off of JBT Corporation and affiliates	196.2	—	—
Other	(0.2)	(0.9)	(0.8)

Cash provided (required) by financing activities	252.7	(355.6)	(141.8)

Effect of exchange rate changes on cash and cash equivalents	(5.1)	14.8	2.8

(Decrease) increase in cash and cash equivalents	210.6	50.0	(73.4)
Cash and cash equivalents, beginning of year	129.5	79.5	152.9

Cash and cash equivalents, end of year	$340.1	$129.5	$79.5

Supplemental disclosures of cash flow information:
Cash paid for interest (net of interest capitalized)	$9.4	$17.5	$14.8
Cash paid for income taxes (net of refunds received)	$132.3	$93.5	$52.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common stock	Common stock held in treasury and employee benefit trust	Capital in excess of par value of common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2005	$0.7	$(67.5)	$681.6	$193.2	$(108.5)	$699.5
Net Income	—	—	—	276.3	—	276.3	$276.3
Issuance of common stock	—	—	26.7	—	—	26.7
Excess tax benefits on stock-based payment arrangements	—	—	17.9	—	—	17.9
Taxes withheld on issuance of stock-based awards	—	—	(5.0)	—	—	(5.0)
Purchases of treasury stock (Note 13)	—	(142.5)	—	—	—	(142.5)
Reissuances of treasury stock (Note 13)	—	10.5	(10.5)	—	—	—
Net purchases of common stock for employee benefit trust	—	(0.9)	—	—	—	(0.9)
Stock-based compensation (Note 12)	—	—	20.6	—	—	20.6
Foreign currency translation adjustment	—	—	—	—	35.7	35.7	35.7
Net deferral of hedging gains (net of income taxes of $4.6) (Note 14)	—	—	—	—	7.8	7.8	7.8
Minimum pension liability adjustment (net of income taxes of $7.8)	—	—	—	—	24.8	24.8	24.8
Adjustment for adoption of SFAS No. 158 (net of income taxes of $34.2) (Note 11)	—	—	—	—	(72.0)	(72.0)
Other	—	—	(2.9)	—	—	(2.9)

							$344.6

Balance at December 31, 2006	$0.7	$(200.4)	$728.4	$469.5	$(112.2)	$886.0

Net income	—	—	—	302.8	—	302.8	$302.8
Issuance of common stock	—	—	19.2	—	—	19.2
Excess tax benefits on stock-based payment arrangements	—	—	20.6	—	—	20.6
Taxes withheld on issuance of stock-based awards	—	—	(8.7)	—	—	(8.7)
Purchases of treasury stock (Note 13)	—	(287.4)	—	—	—	(287.4)
Reissuances of treasury stock (Note 13)	—	60.6	(60.6)	—	—	—
Net purchases of common stock for employee benefit trust	—	(0.9)	—	—	—	(0.9)
Stock-based compensation (Note 12)	—	—	25.5	—	—	25.5
Stock split	0.7	—	(0.7)	—	—	—
Foreign currency translation adjustment	—	—	—	—	53.7	53.7	53.7
Net deferral of hedging gains (net of income taxes of $9.6) (Note 14)	—	—	—	—	13.3	13.3	13.3
Change in pension and other postretirement benefit losses (net of income taxes of $0.8) (Note 11)	—	—	—	—	(2.0)	(2.0)	(2.0)
Other	—	—	0.3	(0.7)	—	(0.4)

							$367.8

Balance at December 31, 2007	$1.4	$(428.1)	$724.0	$771.6	$(47.2)	$1,021.7

(In millions)	Common stock	Common stock held in treasury and employee benefit trust	Capital in excess of par value of common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total	Comprehensive income (loss)
Balance at December 31, 2007	$1.4	$(428.1)	$724.0	$771.6	$(47.2)	$1,021.7
Net income	—	—	—	361.3	—	361.3	$361.3
Issuance of common stock	—	—	4.8	—	—	4.8
Excess tax benefits on stock-based payment arrangements	—	—	24.0	—	—	24.0
Taxes withheld on issuance of stock-based awards	—	—	(17.5)	—	—	(17.5)
Purchases of treasury stock (Note 13)	—	(324.0)	—	—	—	(324.0)
Reissuances of treasury stock (Note 13)	—	40.7	(40.7)	—	—	—
Net purchases of common stock for employee benefit trust	—	(1.5)	3.2	—	—	1.7
Stock-based compensation (Note 12)	—	—	30.2	—	—	30.2
Foreign currency translation adjustment	—	—	—	—	(139.1)	(139.1)	(139.1)
Net deferral of hedging gains (net of income taxes of $64.8) (Note 13)	—	—	—	—	(110.2)	(110.2)	(110.2)
Change in pension and other postretirement benefit losses (net of income taxes of $77.7) (Note 11)	—	—	—	—	(137.9)	(137.9)	(137.9)
Changes in investments (net of income taxes of $0.8) (Note 13)	—	—	—	—	(1.9)	(1.9)	(1.9)
Spin-off of JBT	—	0.6	0.7	(46.1)	27.9	(16.9)
Other	—	—	—	0.3	—	0.3	—

							$(27.8)

Balance at December 31, 2008	$1.4	$(712.3)	$728.7	$1,087.1	$(408.4)	$696.5

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation—FMC Technologies, Inc. and consolidated subsidiaries (“FMC Technologies” or “we”) designs, manufactures and services sophisticated machinery and systems for our customers through our business segments: Energy Production Systems and Energy Processing Systems. Our consolidated financial statements have been prepared in United States dollars and in accordance with United States generally accepted accounting principles (“GAAP”).

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

In October 2007, we announced the intention to spin-off 100% of our FoodTech and Airport Systems businesses. On July 12, 2008, our Board of Directors approved the spin-off of the businesses to our shareholders. The spin-off was accomplished on July 31, 2008 through a tax-free dividend of all outstanding shares of John Bean Technologies Corporation (“JBT”), which is now an independent public company traded on the New York Stock Exchange (symbol JBT). The results of JBT have been reported as discontinued operations for all periods presented.

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

Reclassifications—Certain prior-year amounts have been reclassified to conform to the current year’s presentation. We reclassified unrealized gains related to unexecuted sales contracts of $7.4 million for the year ended December 31, 2007 from cost of sales to revenue on the consolidated statements of income. The unrealized gains in revenue are presented as other revenue in the business segment disclosure. We reclassified net discontinued gains on the disposal of assets of $1.1 million for the year ended December 31, 2006 from cost of sales to other income (expense), net on the consolidated statements of income.

Correction of an immaterial error—We have corrected an immaterial error in the accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, by adjusting cash paid from operating activities to financing activities. The correction relates to the minimum tax withholding paid to taxing authorities on behalf of employees for share-based compensation awards that is required to be classified as a financing activity in the statement of cash flows. The correction increased cash provided by operating activities for the years ended December 31, 2007 and 2006 by $8.7 million and $5.0 million, respectively, with an offsetting decrease of $8.7 million and $5.0 million, respectively, in cash required by financing activities. The

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

correction of error does not impact the net change in cash and cash equivalents and is not material to our previously reported Consolidated Statements of Cash Flows.

Revenue recognition—Revenue from equipment sales is recognized either upon transfer of title to the customer (which is upon shipment or when customer-specific acceptance requirements are met) or under the percentage of completion method. Service revenue is recognized as the service is provided. We record our sales net of any value added, sales or use tax.

The percentage of completion method of accounting is used for construction-type manufacturing and assembly projects that involve significant design and engineering effort in order to satisfy detailed customer-supplied specifications. Under the percentage of completion method, revenue is recognized as work progresses on each contract. We primarily apply the ratio of costs incurred to date to total estimated contract costs at completion to measure this ratio. If it is not possible to form a reliable estimate of progress toward completion, no revenues or costs are recognized until the project is complete or substantially complete. Any expected losses on construction-type contracts in progress are charged to earnings, in total, in the period the losses are identified.

Modifications to construction-type contracts, referred to as “change orders,” effectively change the provisions of the original contract, and may, for example, alter the specifications or design, method or manner of performance, equipment, materials, sites, and/or period for completion of the work. If a change order represents a firm price commitment from a customer, we account for the revised estimate as if it had been included in the original estimate, effectively recognizing the pro rata impact of the new estimate on our calculation of progress toward completion in the period in which the firm commitment is received. If a change order is unpriced: (1) we include the costs of contract performance in our calculation of progress toward completion in the period in which the costs are incurred or become probable; and (2) when it is determined that the revenue is probable of recovery, we include the change order revenue, limited to the costs incurred to date related to the change order, in our calculation of progress toward completion. Margin is not recorded on unpriced change orders unless realization is assured beyond a reasonable doubt. The assessment of realization may be based upon our previous experience with the customer or based upon our receipt of a firm price commitment from the customer.

Progress billings generally are issued contingent on completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts accounted for under the percentage of completion method amounted to $150.6 million and $163.4 million at December 31, 2008 and 2007, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance payments and progress billings within current liabilities on the consolidated balance sheets.

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

Inventories—Inventories are stated at the lower of cost or net realizable value. Inventory costs include those costs directly attributable to products, including all manufacturing overhead but excluding costs to distribute. Cost is determined on the last-in, first-out (“LIFO”) basis for all significant domestic inventories, except certain inventories relating to construction-type contracts, which are stated at the actual production cost incurred to date, reduced by the portion of these costs identified with revenue recognized. The first-in, first-out (“FIFO”) method is used to determine the cost for all other inventories.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investments—Investments in the common stock of affiliated companies in which our ownership is between 20% and 50% and in which we exercise significant influence over operating and financial policies, but do not have effective control, are accounted for using the equity method of accounting. On December 26, 2008, we acquired a 45% interest in Schilling for a total purchase price of up to $116.0 million, less certain transaction expenses. The total purchase price is subject to potential post-closing adjustments which will not increase the total purchase price. The Securities Purchase Agreement between FMC Technologies and Schilling provided that FMC Technologies directly withhold $10.0 million of the sales proceeds, pending the satisfactory completion of the audit of Schilling’s 2008 financial statements. The $10.0 million withheld from the total purchase price is reported in other current liabilities. We paid cash consideration of approximately $106.0 million upon closing of the transaction. We account for the investment using the equity method. The carrying value of the investment at December 31, 2008 was $116.1 million and is reported in the Energy Production segment. We are in the process of evaluating whether there is a difference between the carrying amount of the investment and the amount of underlying equity in net assets and anticipate the assessment to be complete during the first quarter of 2009.

We determine the appropriate classification of investments in marketable equity securities at the time of purchase and re-evaluate such designation as of each subsequent reporting date. Securities classified as available-for-sale are carried at fair value with unrealized holding gains and losses on these securities recognized in accumulated other comprehensive income (loss), net of related income tax. Available-for-sale securities totaled $13.3 million at December 31, 2008.

Securities classified as trading securities are carried at fair value with gains and losses on these securities recognized through other income (expense), net. Trading securities are comprised primarily of marketable equity mutual funds that approximate a portion of our liability under our Non-Qualified Savings and Investment Plan. Trading securities totaled approximately $21.8 million and $33.4 million at December 31, 2008 and 2007, respectively.

We assess any declines in the value of individual investments to determine whether the decline is other-than-temporary and thus the investment is impaired.

Property, plant, and equipment—Property, plant, and equipment is recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements—20 to 35 years, buildings—20 to 50 years; and machinery and equipment—3 to 20 years). Gains and losses are reflected in income upon the sale or retirement of assets. Expenditures that extend the useful lives of property, plant, and equipment are capitalized and depreciated over the estimated new remaining life of the asset.

Capitalized software costs—Other assets include the capitalized cost of internal use software (including Internet web sites). The assets are stated at cost less accumulated amortization and totaled $25.3 million and $18.8 million at December 31, 2008 and 2007, respectively. These software costs include significant purchases of

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet web site costs, the estimated useful lives do not exceed three years.

Goodwill and other intangible assets—Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise) under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” We have established October 31 as the date of our annual test for impairment of goodwill. Impairment losses are calculated at the reporting unit level, and represent the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined by a two-step process. The first compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss. We have not recognized any impairment for the years ended December 31, 2008 or 2007 as the fair values of our reporting units with goodwill balances exceed our carrying amounts.

Our acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which generally range from 7 to 40 years. None of our acquired intangible assets have indefinite lives.

Reserve for discontinued operations—This reserve reflects liabilities of our disposed businesses. The balance includes reserves related to personal injury and product liability claims associated with our discontinued operations as well as other unpaid employee-related and transaction costs resulting from the disposals. Personal injury and product liability claims reserves are recorded based on an actuarially-determined estimate of liabilities for both reported claims and incurred but unreported claims. Adjustments to the reserve for discontinued operations are included in results of discontinued operations in the consolidated statements of income. The reserve for discontinued operations, which is recorded in other long-term liabilities in the consolidated balance sheets, amounted to $0.3 million and $2.2 million at December 31, 2008 and 2007, respectively.

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

Income taxes are not provided on our equity in undistributed earnings of foreign subsidiaries or affiliates when it is management’s intention that such earnings will remain invested in those companies. Taxes are provided on such earnings in the period in which the decision is made to repatriate the earnings.

Stock-based employee compensation—We measure compensation cost on restricted stock awards based on the market price at the grant date and the number of shares awarded. The compensation cost for each award is recognized ratably over the applicable service period, after taking into account estimated forfeitures. On October 1, 2005, we adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which modified our recognition of share-based compensation by (i) incorporating an estimate of forfeitures in the calculation of current expense to record and (ii) adjusting the recognition period for new awards that accelerate vesting upon retirement to reflect the lesser of the stated vesting period or the period until the employee becomes retirement eligible.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. At such time related deferred hedging gains or losses are also recorded in operating earnings on the same line as the hedged item. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. Effectiveness of forward contract cash flow hedges are assessed based solely on changes in fair value attributable to the change in the spot rate. The change in the fair value of the contract related to the change in forward rates is excluded from the assessment of hedge effectiveness. Changes in this excluded component of the derivative instrument, along with any ineffectiveness identified, are recorded in operating earnings as incurred. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. We also use forward contracts to hedge foreign currency assets and liabilities. These contracts are not designated as hedges; therefore, the changes in fair value of these contracts are recognized in other income (expense), net, as they occur and offset gains or losses on the remeasurement of the related asset or liability.

Cash flows from derivative contracts are reported in the consolidated statements of cash flows in the same categories as the cash flows from the underlying transactions.

Recently issued accounting pronouncements—In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Combinations,” (“SFAS No. 141R”), replacing SFAS No. 141. SFAS No. 141R changes or clarifies the acquisition method of accounting for acquired contingencies, transaction costs, step acquisitions, restructuring costs and other major areas affecting how the acquirer recognizes and measures the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, this pronouncement amends previous interpretations of intangible asset accounting by requiring the capitalization of in-process research and development and proscribing impacts to current income tax expense (rather than a reduction to goodwill) for changes in deferred tax benefits related to a business combination. SFAS No. 141R will be applied prospectively for business combinations occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 will standardize the accounting for and reporting of minority interests in the financial statements, which will be presented as noncontrolling interests and classified as a component of equity. In addition, statements of operations will report consolidated net income before an allocation to both the parent and the noncontrolling interest. This new presentation will have an impact on the basic financial statements as well as the disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is effective for us at January 1, 2009. We have not yet determined the impact, if any, that the adoption of SFAS No. 160 will have on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding derivative instruments and hedging activities, enabling a better understanding of their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and is effective for us at January 1, 2009.

Management believes the impact of other recently issued accounting standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

NOTE 2. EARNINGS PER SHARE (“EPS”)

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Year Ended December 31,
(In millions, except per share data)	2008	2007	2006
Basic earnings per share:
Income from continuing operations	$352.9	$260.6	$162.5

Weighted average number of shares outstanding	127.8	131.3	137.0

Basic earnings per share from continuing operations	$2.76	$1.98	$1.19

Diluted earnings per share:
Income from continuing operations	$352.9	$260.6	$162.5

Weighted average number of shares outstanding	127.8	131.3	137.0
Effect of dilutive securities:
Options on common stock	0.5	1.0	1.7
Restricted stock	1.4	1.5	1.6

Total shares and dilutive securities	129.7	133.8	140.3

Diluted earnings per share from continuing operations	$2.72	$1.95	$1.16

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In October 2007, we announced the intention to spin-off 100% of our FoodTech and Airport Systems businesses. On July 12, 2008, our Board of Directors approved the spin-off of the businesses to our shareholders. The spin-off was accomplished on July 31, 2008 through a tax-free dividend to our shareholders. We distributed 0.216 shares of JBT common stock for every share of our stock outstanding as of the close of business on July 22, 2008. We did not retain any shares of JBT common stock. JBT is now an independent public company traded on the New York Stock Exchange (symbol JBT).

Prior to the spin-off, we received necessary regulatory approvals, including a private letter ruling from the Internal Revenue Service (“IRS”) regarding the tax-free status of the transaction for U.S. federal income tax purposes and a declaration of effectiveness from the Securities and Exchange Commission for JBT’s registration statement on Form 10. The distribution resulted in a net decrease in our stockholders’ equity of $16.9 million which primarily represents a $46.1 million decrease in retained earnings partially offset by a $27.9 million decrease in accumulated other comprehensive loss.

In connection with this transaction, JBT distributed $157.8 million to us which was used to repurchase stock and reduce our outstanding debt, pursuant to certain terms of the IRS private letter ruling. JBT made an additional cash distribution to FMC Technologies Inc. of $38.4 million in October 2008, pursuant to certain terms of the Separation and Distribution Agreement entered into by FMC Technologies and JBT. This amount is reported in cash and cash equivalents in the consolidated balance sheet at December 31, 2008. However, as required under the terms of the IRS private letter ruling, this amount is currently held in a segregated account and must be used to repurchase FMC Technologies stock no later than July 31, 2009.

At the time of the spin-off of JBT, all outstanding stock options to purchase our common stock and all restricted stock shares awarded in 2007 and held by employees of JBT were cancelled. Restricted stock shares awarded prior to 2007 and held by employees of JBT were maintained by us and will vest in 2009. At the completion of the spin-off of JBT, outstanding stock options to purchase our common stock and outstanding restricted stock units held by our directors and employees who remained with us were adjusted to preserve the intrinsic value of the shares held prior to the spin-off.

During 2007, we sold two units from our FoodTech segment, one of which generated an after-tax gain of $3.1 million.

During 2006, we sold our Floating Systems subsidiary for $54.4 million. Floating Systems supplied turret and mooring systems, riser systems and control and service buoys for a broad range of marine and subsea projects. We recorded a gain on disposal of $34.8 million, net of tax of $18.5 million. Net assets disposed in the sale included $1.7 million in goodwill. With the sale of our Floating Systems subsidiary, we have no continuing involvement in floating production systems.

The results of the businesses, including the gains on disposition, have been reported as discontinued operations for all periods presented.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The consolidated statements of income include the following in discontinued operations:

	Year Ended December 31,
(In millions)	2008	2007	2006
Revenue	$612.5	$997.2	$1,002.6
Income before income taxes	$35.3	$66.3	$163.8
Income tax provision	26.9	24.1	50.0

Income from discontinued operations	$8.4	$42.2	$113.8

Income from discontinued operations in 2006 includes $1.9 million in income resulting from the resolution of product liability claims related to our discontinued construction equipment group.

The major classes of assets and liabilities of businesses reported as discontinued operations included in the accompanying consolidated balance sheets are shown below:

	Year Ended December 31,
(In millions)	2008	2007
Assets:
Trade receivables, net	$—	$182.5
Inventories	—	142.9
Property, plant and equipment, net	—	126.8
Other assets	—	81.6

Assets of discontinued operations	$—	$533.8

Liabilities:
Accounts payable, trade and other	$—	$98.9
Advance payments and progress billings	—	101.6
Other liabilities	2.7	139.7

Liabilities of discontinued operations	$2.7	$340.2

NOTE 4. BUSINESS COMBINATION

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

The agreement associated with this transaction required that we repurchase the CDS shares issued, and therefore, we recorded the transaction as the purchase of minority interest by issuing redeemable shares in accordance with EITF D-98 “Classification and Measurement of Redeemable Securities.” The initial carrying amount of the redeemable shares was $10.0 million and reflected the fair value of the shares issued in exchange for the subsidiary’s minority interest. We recorded $3.1 million in intangibles, $6.8 million in goodwill and $0.8 million

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in deferred tax liabilities in connection with the transaction. During the fourth quarter of 2007, we converted the redeemable securities into a note payable in two installments scheduled for 2009 and 2011 (Note 16). We agreed to provide additional consideration in 2011 contingent upon earnings and continued employment. The individual voluntarily terminated employment during 2008 and no further consideration related to continued employment is required. Likewise, we were released from the obligations associated with the note payable through its replacement by an escrow agreement with scheduled payments, totaling approximately $7.8 million, to be made in accordance with the original terms of the note payable. The principal amount due to the individual is appropriately recorded in current and long-term debt at December 31, 2008.

In the second quarter of 2007, we amended the 2003 Sales and Purchase Agreement with the original CDS owners to allow for the purchase of their 40.95% interest immediately for cash of $40.0 million plus a payment in 2009 consisting of a fixed amount of 11.2 million Euros and a variable component based on CDS earnings. During the fourth quarter of 2007, we settled both the fixed and variable commitments with a payment of 13.5 million Euros. We recorded $35.6 million in intangible assets, $27.6 million in goodwill and $4.3 million in deferred tax liabilities. These transactions accelerated our planned buyout of the minority shareholders and allowed us to record 100% of CDS earnings beginning April 2, 2007. CDS has been a consolidated subsidiary reported in the Energy Production Systems segment since our initial investment in 2003.

NOTE 5. INVENTORIES

Inventories consisted of the following:

	December 31,
(In millions)	2008	2007
Raw materials	$124.8	$134.8
Work in process	84.7	87.7
Finished goods	472.2	424.5

Gross inventories before LIFO reserves and valuation adjustments	681.7	647.0
LIFO reserves and valuation adjustments	(122.4)	(113.8)

Inventory, net	$559.3	$533.2

Net inventories accounted for under the LIFO method totaled $154.3 million and $126.8 million at December 31, 2008 and 2007, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $78.7 million and $71.8 million at December 31, 2008 and 2007, respectively. There were no reductions of LIFO inventory in 2008, 2007 or 2006.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
(In millions)	2008	2007
Land and land improvements	$19.7	$15.7
Buildings	150.7	136.0
Machinery and equipment	551.0	511.2
Construction in process	105.7	138.6

	827.1	801.5
Accumulated depreciation	(332.2)	(349.2)

Property, plant and equipment, net	$494.9	$452.3

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $57.7 million, $46.9 million, and $36.9 million in 2008, 2007 and 2006, respectively.

The amount of interest cost capitalized was $3.8 million, $5.0 million and $2.7 million in 2008, 2007 and 2006, respectively.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill—

The carrying amount of goodwill by business segment was as follows:

	December 31,
(In millions)	2008	2007
Energy Production Systems	$114.7	$133.7
Energy Processing Systems	14.0	14.1

Total goodwill	$128.7	$147.8

In 2007, we recorded $34.4 million in goodwill in connection with our purchases of minority interests in CDS and $3.3 million related to an acquisition in the Energy Processing Systems segment. Certain of our goodwill balances are subject to foreign currency translation adjustments. Fluctuations in exchange rates contributed to the $19.1 million decrease in the total goodwill balance for 2008.

Intangible assets—The components of intangible assets were as follows:

	December 31,
	2008		2007
(In millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer lists	$34.3	$6.6	$35.1	$4.2
Patents and acquired technology	48.1	10.2	49.9	7.1
Trademarks	6.6	2.6	6.8	2.2
Other	2.0	1.4	4.1	2.8

Total intangible assets	$91.0	$20.8	$95.9	$16.3

Additions to our intangible assets during 2007 included assets associated with our purchases of minority interests in CDS. There were no additions to our intangible assets during 2008.

All of our acquired identifiable intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. We recorded $7.2 million, $6.5 million and $2.1 million in amortization expense related to acquired intangible assets during the years ended December 31, 2008, 2007 and 2006, respectively. In the fourth quarter of 2007, management revised their estimate of the remaining lives of the intangible assets related to the acquisition of CDS. Therefore, we effected a change in estimate to reduce the remaining life for customer lists from 25 years to 15 years; for patents and acquired technology from 20 years to 15 years; and for trademarks from 20 years to 10 years. We accounted for this change in estimate in the fourth quarter of 2007 and the impact was not material. During the years 2009 through 2013, annual amortization expense is expected to be as follows: $5.9 million in 2009, $5.9 million in 2010, $5.5 million in 2011, $5.3 million in 2012, and $5.0 million in 2013.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 9. DEBT

In December 2007, we entered into a $600 million five-year revolving credit agreement maturing in December 2012 with JPMorgan Chase Bank, N.A., as Administrative Agent. Borrowings under the credit agreement accrue interest at a rate equal to, at our option; either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) an interest rate of 45 basis points above the London Interbank Offered Rate (“LIBOR”). The margin over LIBOR is variable and is determined based on our debt rating. Among other restrictions, the terms of the credit agreement include negative covenants related to liens and a financial covenant related to the debt to earnings ratio. We are in compliance with all restrictive covenants as of December 31, 2008.

Available capacity under the credit facility is reduced by outstanding letters of credit associated with the facility, which totaled $26.9 million as of December 31, 2008, and any outstanding commercial paper. Unused capacity under the credit facility at December 31, 2008 totaled $114.1 million.

We have a $5 million short-term uncommitted credit facility maturing on December 31, 2009. There were no borrowings under the facility at December 31, 2008.

Commercial paper—Under our commercial paper program, we have the ability to access $500.0 million of short-term financing through our commercial paper dealers subject to the limit of unused capacity of the $600 million five-year revolving credit facility. Commercial paper borrowings are issued at market interest rates.

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

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term debt and current portion of long-term debt—Short-term debt and current portion of long-term debt consisted of the following:

	December 31,
(In millions)	2008	2007
Property financing	$0.4	$0.4
Foreign uncommitted credit facilities	19.1	6.8
Other	3.5	—

Total short-term debt and current portion of long-term debt	$23.0	$7.2

Long-term debt—Long-term debt consisted of the following:

	December 31,
(In millions)	2008	2007
Revolving credit facilities	$407.0	$—
Commercial paper (1)	52.0	103.0
Property financing	8.5	8.9
Other	8.4	0.7

Total long-term debt	475.9	112.6
Less: current portion	(3.9)	(0.4)

Long-term debt, less current portion	$472.0	$112.2

(1)	Committed credit available under our five-year revolving credit facility maturing in 2012 provides the ability to refinance our commercial paper obligations on a long-term basis. Therefore, at December 31, 2008 as we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheet. Commercial paper borrowings as of December 31, 2008 had an average interest rate of 1.68%.

Maturities of total long-term debt as of December 31, 2008, are payable as follows: $3.9 million in 2009, $0.4 million in 2010, $4.8 million in 2011, $459.5 million in 2012, $0.6 million in 2013 and $6.7 million thereafter.

Interest rate swaps—During 2007, we held interest rate swaps related to interest payments on $150.0 million of our variable rate borrowings on our $370 million revolving credit facility. The effect of these interest rate swaps, which were acquired in December 2005, was to fix the effective annual interest rate of these variable rate borrowings at 5.25%. The swaps were accounted for as cash flow hedges. In December 2007, the variable rate borrowings on the $370 million revolving credit facility were repaid in full and replaced with variable rate commercial paper. The swaps were terminated in January 2008 with no material earnings impact.

The deferred gain from a prior discontinued swap transaction in the amount of $4.6 million was included in accumulated other comprehensive loss as of December 31, 2006, and $1.0 million and $3.6 million of the gain has been amortized during 2008 and 2007, respectively, as interest expense on the underlying debt affected earnings.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. INCOME TAXES

Domestic and foreign components of income before income taxes are shown below:

	Year Ended December 31,
(In millions)	2008	2007	2006
Domestic	$63.4	$104.2	$40.5
Foreign	441.5	290.9	184.7

Income before income taxes	$504.9	$395.1	$225.2

The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2008	2007	2006
Current:
Federal	$19.7	$46.5	$(1.4)
State	0.8	3.9	(0.1)
Foreign	58.9	74.7	27.6

Total current	79.4	125.1	26.1

Non-Current	9.2	3.9	—

Deferred:
(Decrease) increase in the valuation allowance for deferred tax assets	(0.5)	0.2	(11.3)
Other deferred tax expense (benefit)	63.9	5.3	47.9

Total deferred	63.4	5.5	36.6

Provision for income taxes	$152.0	$134.5	$62.7

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2008	2007
Deferred tax assets attributable to:
Accrued expenses	$50.4	$31.5
Foreign tax credit carryforwards	27.2	24.5
Accrued pension and other postretirement benefits	76.5	22.8
Stock-based compensation	26.6	22.9
Net operating loss carryforwards	11.0	12.6
Inventories	17.1	15.8
Foreign Exchange	52.2	11.1
Other	3.4	1.8

Deferred tax assets	264.4	143.0
Valuation allowance	(2.0)	(2.5)

Deferred tax assets, net of valuation allowance	262.4	140.5

Deferred tax liabilities attributable to:
Revenue in excess of billings on contracts accounted for under the percentage of completion method	87.7	63.8
Property, plant and equipment, goodwill and other assets	51.4	47.3

Deferred tax liabilities	139.1	111.1

Net deferred tax assets	$123.3	$29.4

At December 31, 2008 and 2007, the carrying amount of net deferred tax assets and the related valuation allowance included the impact of foreign currency translation adjustments. Included in our deferred tax assets at December 31, 2008 are U.S. foreign tax credit carryforwards of $27.2 million, which, if not utilized, will begin to expire after 2014. Realization of these deferred tax assets is dependent on the generation of sufficient U.S. taxable income prior to the above date. Based on long-term forecasts of operating results, management believes that it is more likely than not that domestic earnings over the forecast period will result in sufficient U.S. taxable income to fully realize these deferred tax assets. In its analysis, management has considered the effect of foreign deemed dividends and other expected adjustments to domestic earnings that are required in determining U.S. taxable income. Foreign earnings taxable to us as dividends, including deemed dividends for U.S. tax purposes, were $134.3 million, $62.2 million, and $16.9 million in 2008, 2007 and 2006, respectively. Also included in deferred tax assets are tax benefits related to net operating loss carryforwards attributable to foreign entities. If not utilized, these net operating loss carryforwards will begin to expire in 2009. Management believes it is more likely than not that we will not be able to utilize certain of these operating loss carryforwards before expiration; therefore, we have established a valuation allowance against the related deferred tax assets.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

By country, current and non-current deferred income taxes included in our consolidated balance sheet at December 31, 2008, were as follows:

	December 31, 2008
(In millions)	Current asset (liability)	Non-current asset (liability)	Total
United States	$58.4	$143.1	$201.5
Norway	(75.8)	10.6	(65.2)
Brazil	12.7	(21.1)	(8.4)
Other foreign	4.6	(9.2)	(4.6)

Net deferred tax assets (liabilities)	$(0.1)	$123.4	$123.3

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	Federal, State and Foreign Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Net
Balance at January 1, 2008	$18.9	$3.5	$22.4	$(2.1)	$20.3
Additions for tax positions related to the current year	—	—	—	—	—
Additions for tax positions related to prior years	9.9	3.1	13.0	(1.3)	11.7
Reductions for tax positions due to settlements	—	—	—	—	—
Reductions due to a lapse of the statute of limitations	—	—	—	—	—
Other reductions for tax positions related to prior years	(0.8)	(0.3)	(1.1)	0.1	(1.0)

Balance at December 31, 2008	28.0	6.3	34.3	(3.3)	31.0
Less tax positions related to temporary differences	(1.3)	—	(1.3)	—	(1.3)

Tax positions that, if recognized, would impact the effective tax rate as of December 31, 2008	$26.7	$6.3	$33.0	$(3.3)	$29.7

It is our policy to classify interest expense and penalties recognized on underpayments of income taxes as income tax expense. The gross amounts of interest expense and penalties included in unrecognized tax benefits as of January 1 and December 31, 2008 are reflected in the table above.

It is reasonably possible that within twelve months unrecognized tax benefits related to certain tax reporting positions taken in prior periods could decrease by up to $4.7 million, due to either the expiration of the statute of limitations in certain jurisdictions or the resolution of current income tax examinations, or both.

Tax years after 1999, 2004 and 2002 remain subject to examination in Norway, Brazil and the United States, respectively.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
	2008	2007	2006
Statutory U.S. federal income tax rate	35%	35%	35%
Net difference resulting from:
Foreign earnings subject to different tax rates	(9)	(5)	(6)
Tax on foreign intercompany dividends and deemed dividends for tax purposes	3	1	2
Net change in unrecognized tax benefits	2	1	—
Net change in valuation allowance	—	—	(6)
Other	(1)	2	3

Total difference	(5)	(1)	(7)

Effective income tax rate	30%	34%	28%

The 2006 provision for income taxes included the reversal of a $12.2 million valuation allowance on deferred tax assets related to our Brazilian operations. Profitability and updated projections for future taxable income in Brazil caused us to change our assessment of the recoverability of deferred tax assets and reverse the valuation allowance established in prior years.

U.S. income taxes have not been provided on undistributed earnings of foreign subsidiaries. The cumulative balance of these undistributed earnings was $571.9 million at December 31, 2008. It is not practicable to determine the amount of applicable taxes that would be incurred if any of these earnings were repatriated.

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

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The funded status of our U.S. qualified and nonqualified pension plans, certain foreign pension plans and U.S. postretirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2008 and 2007, were as follows:

	2008	2007	2008	2007
(In millions)	Pensions		Other postretirement benefits
Accumulated benefit obligation	$547.1	$755.7

Projected benefit obligation at January 1	$911.7	$841.6	$19.7	$20.5
Transfer of liability to JBT as a result of the spinoff	(219.6)	—	(6.4)	—
Service cost	33.5	31.1	0.1	—
Interest cost	38.9	48.9	0.7	1.2
Actuarial (gain) loss	17.6	(12.0)	(1.7)	(0.4)
Amendments	—	0.6	—	0.1
Settlement loss	5.4	—	—	—
Plan transition	—	13.2	—	—
Foreign currency exchange rate changes	(86.4)	15.1	—	—
Plan participants’ contributions	2.1	3.3	—	0.9
Benefits paid	(33.8)	(30.1)	(1.4)	(2.6)

Projected benefit obligation at December 31	669.4	911.7	11.0	19.7

Fair value of plan assets at January 1	841.8	769.3	—	—
Transfer of assets to JBT as a result of the spinoff	(185.0)	—	—	—
Actual return on plan assets	(166.5)	34.9	—	—
Company contributions	91.7	43.2	1.4	1.7
Plan transition	—	7.8	—	—
Foreign currency exchange rate changes	(73.8)	13.4	—	—
Plan participants’ contributions	2.1	3.3	—	0.9
Benefits paid	(33.8)	(30.1)	(1.4)	(2.6)

Fair value of plan assets at December 31	476.5	841.8	—	—

Funded status of the plans (liability) at December 31	$(192.9)	$(69.9)	$(11.0)	$(19.7)

Other noncurrent assets	$(1.0)	$13.4	$—	$—
Current portion of accrued pension and other postretirement benefits	(20.1)	(13.6)	(0.7)	(1.5)
Accrued pension and other postretirement benefits, net of current portion	(171.8)	(39.5)	(10.3)	(10.9)
Net amount recognized in the balance sheet for discontinued operations	—	(30.2)	—	(7.3)

Funded status recognized in the consolidated balance sheets at December 31, 2008 and 2007	$(192.9)	$(69.9)	$(11.0)	$(19.7)

Amounts recognized in accumulated other comprehensive (income) loss:
Unrecognized actuarial (gain) loss	$296.1	$128.7	$(0.7)	$(0.2)
Unrecognized prior service credit	(1.7)	(2.2)	(5.4)	(11.8)
Unrecognized transition asset	(2.0)	(3.3)	—	—

Accumulated other comprehensive (income) loss at December 31	$292.4	$123.2	$(6.1)	$(12.0)

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$669.4	$184.9	$11.0	$19.7
Aggregate fair value of plan assets	476.5	97.1	—	—

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	$367.7	$67.2
Aggregate fair value of plan assets	260.6	9.1

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the components of net periodic benefit cost:

	Pensions			Other postretirement benefits
(In millions)	2008	2007	2006	2008	2007	2006
Components of net annual benefit cost:
Service cost	$33.5	$31.1	$25.2	$0.1	$—	$(0.1)
Interest cost	38.9	48.9	42.0	0.7	1.2	1.2
Expected return on plan assets	(49.9)	(62.8)	(53.2)	—	—	—
Settlement cost	8.1	—	—	—	—	—
Amortization of transition asset	(0.6)	(0.6)	(0.6)	—	—	—
Amortization of prior service cost (credit)	0.3	0.5	0.5	(1.4)	(2.5)	(2.6)
Amortization of net actuarial loss (gain)	3.7	9.5	10.2	(0.1)	—	0.1

Net annual benefit cost (income)	$34.0	$26.6	$24.1	$(0.7)	$(1.3)	$(1.4)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$174.1	$8.0		$(0.7)	$(0.7)
Amortization of net actuarial loss	(3.7)	(9.5)		0.2	—
Prior service cost	0.9	0.6		4.4	0.1
Amortization of prior service (cost) credit	(0.3)	(0.5)		2.0	2.5
Amortization of transition asset	0.6	0.6		—	—

Total recognized in other comprehensive income	171.6	(0.8)		5.9	1.9

Total recognized in net periodic benefit cost and other comprehensive income	$205.6	$25.8		$5.2	$0.6

The estimated net actuarial loss, prior service cost credit, and transition asset credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $15.5 million, $0.2 million and $0.5 million, respectively. The estimated prior service benefit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.3 million. Prior service costs and the unrecognized actuarial losses are amortized on a straight-line basis over the average remaining service period of employees eligible to receive benefits under the plan.

Key assumptions—The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions		Other postretirement benefits
	2008	2007	2008	2007
Discount rate	5.92%	6.02%	6.10%	6.50%
Rate of compensation increase	4.04%	4.00%	—	—

The weighted average discount rate for pension expense dropped from 6.02% in 2007 to 5.92% in 2008, which resulted from a decrease in the discount rates used in determining the pension benefits principally in the U.S. plans. The discount rate used for determining the U.K. pension benefit obligations grew from 5.61% in 2007 to 5.95% in 2008. The discount rate used in determining U.S. pension benefit obligations decreased from 6.50% in 2007 to 6.10% in 2008.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions			Other postretirement benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.02%	5.62%	5.46%	6.50%	6.00%	5.80%
Rate of compensation increase	4.00%	3.85%	3.58%	—	—	—
Expected rate of return on plan assets	8.21%	8.46%	8.57%	—	—	—

Our estimate of expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions and long-term growth expectations.

In 2008 we moved to a fully insured postretirement medical plan in which premium costs are paid by the employee. The disclosed postretirement medical obligation (included in other postretirement benefits) reflects a flat dollar subsidy paid to retirees hired prior to 2003 that offsets employee premiums to the plan. This subsidy will not be indexed for inflation or expected healthcare cost increases.

Plan assets—Our pension plan asset allocation, by asset category, was as follows:

	December 31,
(Percent of plan assets)	2008	2007
Equity securities	69.6%	83.9%
Insurance contracts	12.3	11.5
Cash	3.1	3.1
Debt securities	12.4	0.3
Other	2.6	1.2

Total	100.0%	100.0%

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

Contributions—We expect to contribute approximately $34.7 million to our pension and other postretirement benefit plans in 2009. The pension contributions will be primarily for the U.K. and Norway qualified pension plans. Additionally, the expected contribution amount includes the funding for projected lump sum payouts in our non-qualified pension plans. All of the contributions are expected to be in the form of cash. In 2008 and 2007, we contributed $91.7 million and $43.2 million to the pension plans, respectively, which included $61.8 million and $15.0 million, respectively, to the U.S. qualified pension plan.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated future benefit payments—The following table summarizes expected benefit payments from our various pension and postretirement benefit plans through 2017. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions	Other postretirement benefits
2009	$37.3	$0.7
2010	21.2	0.8
2011	26.5	0.9
2012	33.0	0.9
2013	31.1	1.0
2014-2018	173.8	5.1

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

Participants in the Non-Qualified Plan earn a return based on hypothetical investments in the same options as our 401(k) plan, including FMC Technologies stock. Changes in the market value of these participant investments are reflected as an adjustment to the deferred compensation liability with an offset to other income (expense), net. As of December 31, 2008 and 2007, our liability for the Non-Qualified Plan was $20.5 million and $38.0 million, respectively, and was recorded in other non-current liabilities. We hedge the financial impact of changes in the participants’ hypothetical investments by purchasing the investments that the participants have chosen. With the exception of FMC Technologies stock, which is maintained at its cost basis, changes in the fair value of these investments are recognized as an offset to other income (expense), net. As of December 31, 2008 and 2007, we had investments for the Non-Qualified Plan totaling $17.6 million and $28.3 million, respectively, at fair market value and FMC Technologies stock held in trust of $6.3 million and $5.4 million, respectively, at its cost basis.

We recognized expense of $10.6 million, $9.6 million and $8.3 million, for matching contributions to these plans in 2008, 2007 and 2006, respectively.

NOTE 12. STOCK-BASED COMPENSATION

We sponsor a stock-based compensation plan, which is described below, and have granted awards primarily in the form of nonvested stock awards (also known as restricted stock in the plan document) and stock options. The compensation expense for awards under the plan for each of the years in the three year period ended December 31, 2008 is as follows:

	2008	2007	2006
(In millions)
Stock-based compensation expense
Restricted stock	$26.2	$19.4	$14.1
Stock options	—	—	1.2
Other	1.8	1.7	1.2

Total stock-based compensation expense	$28.0	$21.1	$16.5

Income tax benefits related to stock-based compensation expense	$10.4	$7.8	$6.4

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation expense is recognized over the lesser of the stated vesting period (three or four years) or the period until the employee reaches age 62 (the retirement eligible age under the plan). As of December 31, 2008, a portion of the stock-based compensation expense related to outstanding awards remains to be recognized in future periods. The compensation expense related to nonvested awards yet to be recognized totaled $22.8 million for restricted stock. These costs are expected to be recognized over a weighted average period of 1.2 years.

Incentive compensation and stock plan—The Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”) provides certain incentives and awards to officers, employees, directors and consultants of FMC Technologies or its affiliates. The Plan allows our Board of Directors (the “Board”) to make various types of awards to non-employee directors and the Compensation Committee (the “Committee”) of the Board to make various types of awards to other eligible individuals. Awards include management incentive awards, common stock, stock options, stock appreciation rights, restricted stock and stock units. All awards are subject to the Plan’s provisions.

Under the Plan, 24.0 million shares of our common stock were authorized for awards. These shares are in addition to shares previously granted by FMC Corporation and converted into approximately 9.0 million shares of our common stock. As of December 31, 2008, 3.6 million shares are reserved to satisfy existing awards and 12.2 million shares are available for future awards.

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

Stock-based compensation awards to non-employee directors consist of stock units, restricted stock and common stock options. Awards to non-employee directors generally vest on the date of our annual stockholder meeting following the date of grant. Stock options are not exercisable, and restricted stock and stock units are not issued, until a director ceases services to the Board. At December 31, 2008, outstanding awards to active and retired non-employee directors included 11 thousand vested stock options and 436 thousand stock units.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted stock—

A summary of the nonvested restricted stock awards as of December 31, 2008 and changes during the year is presented below:

(Number of restricted stock shares in thousands)	Shares	Weighted- average grant date fair value
Nonvested at December 31, 2007 **	3,302	$23.19
Granted **	527	$51.01
Vested	(1,143)	$15.74
Forfeited	(15)	$30.77
Cancelled *	(177)	$30.51

Nonvested at December 31, 2008	2,494	$31.92

*	At the time of the spin-off of JBT, all outstanding restricted stock shares awarded in 2007 and held by employees of JBT were cancelled.
**	Awards granted prior to July 31, 2008 have been adjusted to reflect the impact of the dividend of JBT common stock.

In 2008, we granted time-based restricted stock awards, as well as awards with performance and market conditions. The vesting period for these awards is three years from the grant date.

For current year performance-based awards, the payout was dependent upon our performance relative to a peer group of companies with respect to EBITDA growth and return on investment for the year ending December 31, 2008. Based on results for the performance period, the payout will be 186 thousand shares at the vesting date in January 2011. Compensation cost has been measured for 2008 based on the actual outcome of the performance conditions.

For current year market-based awards, the payout was contingent upon our performance relative to the same peer group of companies with respect to total shareholder return for the year ending December 31, 2008. Based on results for the performance period, the payout will be 93 thousand shares at the vesting date in January 2011. Compensation cost for these awards has been calculated using the grant date fair market value, as estimated using a Monte Carlo simulation.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31, 2008:

	2008	2007	2006
Weighted average grant date fair value of restricted stock awards granted	$51.01	$31.44	$23.13
Fair value of restricted stock vested (in millions)	$62.9	$33.4	$18.3

On January 2, 2009, restricted stock awards vested and approximately 931 thousand shares were issued to employees.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options—

There were no options granted, forfeited or expired during the year ended December 31, 2008.

The following shows stock option activity for the year ended December 31, 2008:

(Number of stock options in thousands, intrinsic value in millions)	Shares under option	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value
Outstanding at December 31, 2007 **	1,362	$9.92
Exercised **	(497)	$9.56
Cancelled *	(51)	$9.98

Outstanding and exercisable at December 31, 2008	814	$10.14	4.1	$11.1

*	At the time of the spin-off of JBT, all outstanding stock options to purchase our common stock and held by employees of JBT were cancelled.
**	Awards granted prior to July 31, 2008 have been adjusted to reflect the impact of the dividend of JBT common stock.

The aggregate intrinsic value reflects the value to the option holders, or the difference between the market price as of December 31, 2008 and the exercise price of the option, which would have been received by the option holders had all options been exercised as of that date. While the intrinsic value is representative of the value to be gained by the option holders, this value is not indicative of compensation expense recorded by us. Compensation expense on stock options was calculated on the date of grant using the fair value of the options, as determined by a Black-Scholes option pricing model and the number of options granted, reduced by estimated forfeitures.

The intrinsic value of options exercised for each of the years in the three year period ended December 31, 2008 was $26.9 million, $59.5 million, and $51.0 million, respectively.

APIC pool—

In November 2005, the FASB issued Staff Position FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share Based Payment Awards,” which allowed a one-time election to adopt one of two acceptable methodologies for calculating the initial additional paid in capital (“APIC”) pool. During the third quarter of 2006, we elected to adopt the transition guidance for the APIC pool in paragraph 81 of SFAS No. 123R. The APIC pool reflects the excess tax benefits generated upon stock option exercise or restricted stock issuance when our allowable income tax deduction for the award exceeds the compensation expense recorded for book purposes. Subsequent to adoption, the APIC pool will be increased by tax benefits from stock-based compensation and decreased by tax losses caused when the recorded stock-based compensation for book purposes exceeds the allowable income tax deduction. As of December 31, 2008, our APIC pool totaled $71.7 million.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13. STOCKHOLDERS’ EQUITY

Capital stock—The following is a summary of our capital stock activity during each of the years in the three-year period ended December 31, 2008:

(Number of shares in thousands)	Common stock issued	Common stock held in employee benefit trust	Common stock held in treasury
December 31, 2005	140,012	256	3,502
Stock awards	2,736	—	(548)
Treasury stock purchases	—	—	5,038
Net stock sold from employee benefit trust	—	(30)	—

December 31, 2006	142,748	226	7,992
Stock awards	411	—	(2,204)
Treasury stock purchases	—	—	7,882
Net stock sold from employee benefit trust	—	(56)	—

December 31, 2007	143,159	170	13,670
Stock awards	—	—	(1,254)
Treasury stock purchases	—	—	5,703
Net stock sold from employee benefit trust	—	(48)	—

December 31, 2008	143,159	122	18,119

The plan administrator of the Non-Qualified Plan purchases shares of our common stock on the open market. Such shares are placed in a trust owned by FMC Technologies.

In February 2005, we announced plans to begin repurchasing shares subject to our four million share authorization by the Board of Directors. In February 2006, the Board of Directors approved the repurchase of an additional 10 million shares of our issued and outstanding common stock. In the year ended December 31, 2006, we repurchased 5.0 million shares for $142.5 million. In February 2007, the Board of Directors approved the repurchase of an additional 16 million shares of our issued and outstanding common stock. There were 7.9 million shares repurchased for $287.4 million in the year ended December 31, 2007. In July 2008, the Board of Directors authorized the repurchase of $95.0 million of our issued and outstanding common stock in addition to our prior authorization to repurchase up to 30 million shares. We completed the share repurchases under the $95.0 million program during the third quarter of 2008. There were 5.7 million shares repurchased for $324.0 million in the year ended December 31, 2008. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our employee stock plans. The treasury shares are accounted for using the cost method.

No cash dividends were paid on our common stock in 2008, 2007 or 2006.

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

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive income (loss)—Accumulated other comprehensive income (loss) consisted of the following:

	December 31,
(In millions)	2008	2007
Cumulative foreign currency translation adjustments	$(132.9)	$3.8
Cumulative deferral of hedging gains (losses), net of tax of $48.4 million and $16.4 million, respectively	(84.9)	25.3
Cumulative deferral of pension and other postretirement benefit losses, net of tax of $97.6 million and $34.9 million, respectively	(188.7)	(76.3)
Cumulative unrealized losses on investments, net of tax of $0.8 million at December 31, 2008	(1.9)	—

Accumulated other comprehensive loss	$(408.4)	$(47.2)

Accumulated other comprehensive loss at December 31, 2008 was reduced by $2.4 million of cumulative foreign currency translation adjustments and $25.5 million of pension and other postretirement benefit losses distributed to JBT as a result of the spin-off on July 31, 2008.

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of this instrument is to match offsetting currency payments for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries.

We manufacture and sell our products in a number of countries throughout the world and, as a result, are exposed to movements in foreign currency exchange rates. Our major foreign currency exposures involve the markets in Western and Eastern Europe, South America, Asia, and Canada. The purpose of our foreign currency hedging activities is to manage the volatility associated with anticipated foreign currency purchases and sales created in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than three years.

Our policy is to hold derivatives only for the purpose of hedging risks and not for trading purposes where the objective is solely to generate profit. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table of all outstanding derivative instruments is based on estimated fair value amounts that have been determined using available market information and commonly accepted valuation methodologies. Accordingly, the estimates presented may not be indicative of potential gains or losses on these agreements.

	December 31,		December 31,
	2008		2007
(In millions)	Short Term	Long Term	Short Term	Long Term
Assets	$354.6	$142.4	$154.5	$105.4

Liabilities	$444.4	$175.8	$106.9	$69.5

Hedge ineffectiveness and the portion of cash flow hedges excluded from the assessment of hedge effectiveness were gains of $7.0 million and $3.1 million and a loss of $1.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Gains and losses are recorded in revenue and cost of sales based on the transaction hedged on the consolidated statements of income. Revenue recorded from gains and losses are reported in other revenue in the reconciliation of segment operating profit to income before income taxes.

Discontinued hedging relationships resulted in a loss of $19.6 million and gains of $7.8 million, and $3.3 million for the years ending December 31, 2008, 2007 and 2006, respectively. These gains and loses are recorded in cost of sales on the consolidated statements of income and in segment operating profit in the reconciliation of segment operating profit to income before income taxes.

Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive loss of $84.9 million and accumulated other comprehensive income of $25.3 million at December 31, 2008 and 2007, respectively. We expect to transfer approximately $59.8 million of that amount to earnings during 2009 when the forecasted offsetting hedged transactions actually occur. All forecasted transactions currently being hedged are expected to occur by 2012.

At times we enter into derivative contracts, such as forwards, options, or collars, to create a hedge against exchange rate exposure for foreign currency movements. The exposures include assets and liabilities included on our balance sheet denominated in a currency other than the reporting unit’s functional currency, embedded derivatives, and fixed contracts bid in a foreign currency. These derivatives do not qualify as, nor are they designated as, hedges and therefore gains or losses for the period are recognized in earnings immediately. The gains and losses, net of remeasurement of assets and liabilities, recorded in earnings for instruments not designated as hedging instruments were a loss of $15.8 million, a gain of $27.9 million and a loss of $7.1 million for the years ending December 31, 2008, 2007 and 2006, respectively. These gains and losses are recorded in other income (expense), net on the consolidated statements of income and in other expense, net in the reconciliation of segment operating profit to income before income taxes.

Fair value disclosures—The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper, and debt associated with revolving credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value because of their short-term maturities. Investments and derivative financial instruments are carried at fair value, determined using available market information. See Note 15 for fair value disclosure of investments and derivative financial instruments.

Credit risk—By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses are established based on collectability assessments. See Note 15 for additional discussion of credit risk as it relates to derivative contracts.

NOTE 15. FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 on January 1, 2008 with respect to financial assets and financial liabilities that are measured at fair value within the consolidated financial statements and deferred the adoption for non-financial assets and non-financial liabilities until January 1, 2009. Accordingly, the provisions of SFAS No. 157 were not applied to long-lived assets, assets and liabilities held for sale, goodwill and other intangible assets measured for impairment testing purposes.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No. 115.” SFAS No. 159 permits entities to measure eligible assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008 and did no elect to apply the fair value method to any eligible assets or liabilities at that time.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Financial assets and financial liabilities measured at fair value on a recurring basis are as follows:

(In millions)	Dec 31, 2008	Level 1	Level 2	Level 3
Assets
Investments	$35.1	$35.1	$—	$—
Derivatives	497.0	—	497.0	—

Total assets	$532.1	$35.1	$497.0	$—
Liabilities
Derivatives	$620.2	$—	$620.2	$—

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value measurements for assets or liabilities are valued based on quoted prices in public markets that we have the ability to access. We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by adjusting the derivative asset value by the amount calculated by multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however a spread representing our credit spread is used. Our credit spread and the credit spread of other counterparties not publicly available are approximated by using the spread of similar companies in the same industry, with the same credit rating, and of similar size. The derivative asset values presented in the preceding table were reduced by $1.2 million, and the derivative liability values reduced by $5.0 million to approximate fair value including credit risk.

NOTE 16. RELATED PARTY TRANSACTIONS

John Bean Technologies Corporation—On July 12, 2008, our Board of Directors approved the spin-off of 100% of our FoodTech and Airport Systems businesses to our shareholders. The spin-off was accomplished on July 31, 2008 through a tax-free dividend of all outstanding shares of JBT, which is now an independent public company traded on the New York Stock Exchange (symbol JBT).

We entered into certain agreements which defined key provisions related to the spin-off and the relationship between the two companies after the spin-off, including, among others, a separation and distribution agreement between FMC Technologies and JBT (the “Separation and Distribution Agreement”) and a tax sharing agreement between FMC Technologies and JBT (the “Tax Sharing Agreement”). The Separation and Distribution Agreement required us to contribute certain business segments and their associated assets and liabilities to JBT. As a result of the contribution, we have no interest in JBT’s assets and business and, subject to certain exceptions described below, generally have no obligation with respect to JBT’s liabilities. Similarly, JBT has no interest in our assets and generally has no obligation with respect to our liabilities related to retained businesses after the distribution. We generally made no representations or warranties as to the assets, businesses or liabilities transferred or assumed as part of the contribution, and generally made the transfers on an “as is, where is” basis. JBT agreed to cause us to be released from all FMC Technologies obligations to guarantee or otherwise support any liabilities or obligations of JBT not later than July 31, 2010. JBT agreed to reimburse and otherwise indemnify and hold us harmless for the full amount of all payments made or products or services delivered to third parties under any guarantee not terminated prior to July 31, 2008.

The Tax Sharing Agreement sets forth the responsibilities of the parties with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods, and disputes with taxing authorities regarding taxes for such periods. The Tax Sharing Agreement also provides that JBT will indemnify us for any tax liability we may incur as a result of any action taken by JBT after the spin-off which causes the distribution to not qualify as tax-free for U.S. federal income tax purposes under the terms of the private letter ruling received from the IRS. We will indemnify JBT against any tax liability in the case any action taken by us causes the distribution to not qualify as tax-free.

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

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As parties to the SDA, FMC Corporation and FMC Technologies each indemnify the other party from liabilities arising from their respective businesses or contracts, from liabilities arising from breach of the SDA, from certain claims made prior to our spin-off from FMC Corporation, and for claims related to discontinued operations (Note 18).

CDS (Peledimia)—The consideration provided in 2007 for the acquisition of the CDS minority interest (Note 4) included a note payable for 6.8 million Euros, or $9.9 million. The payee was owned by a member of CDS management and thus was considered a related party. The note was payable in two installments scheduled for 2009 and 2011. The member of CDS management voluntarily terminated employment during 2008 and no further consideration related to continued employment is required.

NOTE 17. WARRANTY OBLIGATIONS

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

(In millions)	2008	2007
Balance at beginning of year	$12.4	$11.1
Expenses for new warranties	18.3	16.0
Adjustments to existing accruals	(6.9)	(2.5)
Claims paid	(10.3)	(12.2)

Balance at end of year	$13.5	$12.4

NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments—We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide for payment of property taxes, insurance and repairs by us. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $72.6 million, $59.8 million and $46.8 million in 2008, 2007 and 2006, respectively.

Minimum future rental payments under noncancelable operating leases amounted to $239.6 million as of December 31, 2008, and are payable as follows: $37.0 million in 2009, $32.8 million in 2010, $28.3 million in 2011, $22.7 million in 2012, $20.1 million in 2013 and $98.7 million thereafter. Minimum future rental payments to be received under noncancelable subleases totaled $6.6 million at December 31, 2008.

Contingent liabilities associated with guarantees—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial instruments, which totaled $755.7 million at December 31, 2008, represented guarantees of our future performance. We also have provided $27.7 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

We are the named guarantor on certain performance bonds totaling $131.5 million at December 31, 2008, issued by our former subsidiary, JBT; however, we are fully indemnified by JBT pursuant to the terms and conditions of the Separation and Distribution Agreement, dated July 31, 2008, between FMC Technologies and JBT. Management does not expect any of these financial instruments to result in losses that if incurred, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

NOTE 19. BUSINESS SEGMENTS

Our determination of our reportable segments was made on the basis of our strategic business units and the commonalities among the products and services within each segment, and corresponds to the manner in which our management reviews and evaluates operating performance. We have combined certain similar operating segments that meet applicable criteria established under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Our reportable segments are:

•

Energy Production Systems—designs and manufactures systems and provides services used by oil and gas companies involved in land and offshore, particularly deepwater, exploration and production of crude oil and gas.

•

Energy Processing Systems—designs, manufactures and supplies technologically advanced high pressure valves and fittings for oilfield service customers; also manufactures and supplies liquid and gas measurement and transportation equipment and systems to customers involved in the production, transportation and processing of crude oil, natural gas and petroleum-based refined products.

Total revenue by segment includes intersegment sales, which are made at prices approximating those that the selling entity is able to obtain on external sales. Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, net interest income (expense) associated with corporate debt facilities, income taxes, and other expense, net.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment revenue and segment operating profit

	Year Ended December 31,
(In millions)	2008	2007	2006
Revenue:
Energy Production Systems (1)	$3,670.7	$2,882.2	$2,249.5
Energy Processing Systems	883.2	767.7	672.3
Other revenue (2) and intercompany eliminations	(3.0)	(1.0)	(6.4)

Total revenue	$4,550.9	$3,648.9	$2,915.4

Income before income taxes:
Segment operating profit:
Energy Production Systems	$420.7	$287.9	$191.2
Energy Processing Systems	165.5	142.5	100.9

Total segment operating profit	586.2	430.4	292.1

Corporate items:
Corporate expense (3)	(37.5)	(35.1)	(32.9)
Other revenue (2) and other (expense), net (4)	(42.3)	9.1	(27.3)
Net interest expense	(1.5)	(9.3)	(6.7)

Total corporate items	(81.3)	(35.3)	(66.9)

Income before income taxes	504.9	395.1	225.2
Provision for income taxes	152.0	134.5	62.7

Income from continuing operations	352.9	260.6	162.5
Income from discontinued operations, net of tax	8.4	42.2	113.8

Net income	$361.3	$302.8	$276.3

(1)	We have one customer in our Energy Production Systems segment that comprises approximately 19% and 10% of our consolidated revenue for the years ended December 31, 2008 and 2007, respectively. No customer accounted for more than 10% of our consolidated revenue in the year ended December 31, 2006.

(2)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(3)	Corporate expense primarily includes corporate staff expenses.

(4)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment operating capital employed and segment assets

	December 31,
(In millions)	2008	2007
Segment operating capital employed (1):
Energy Production Systems	$917.2	$676.9
Energy Processing Systems	243.0	243.7
Intercompany eliminations	(0.1)	—

Total segment operating capital employed	1,160.1	920.6
Segment liabilities included in total segment operating capital employed (2)	1,493.7	1,303.8
Corporate (3)	932.5	452.9
Assets of discontinued operations	—	533.8

Total assets	$3,586.3	$3,211.1

Segment assets:
Energy Production Systems	$2,242.1	$1,834.4
Energy Processing Systems	413.7	392.6
Intercompany eliminations	(2.0)	(2.6)

Total segment assets	2,653.8	2,224.4
Corporate (3)	932.5	452.9
Assets of discontinued operations	—	533.8

Total assets	$3,586.3	$3,211.1

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO inventory reserves.

(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.

(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic segment information

Geographic segment sales were identified based on the location where our products and services were delivered. Geographic segment long-lived assets include property, plant and equipment, net; goodwill; intangible assets, net; and certain other non-current assets.

	Year Ended December 31,
(In millions)	2008	2007	2006
Revenue (by location of customer):
United States	$1,110.1	$908.5	$756.5
Norway	1,068.1	739.2	427.1
All other countries	2,372.7	2,001.2	1,731.8

Total revenue	$4,550.9	$3,648.9	$2,915.4

	December 31,
(In millions)	2008	2007	2006
Long-lived assets:
United States	$224.3	$172.0	$160.2
Norway	126.1	139.2	57.2
Brazil	90.7	105.4	75.8
Netherlands	126.2	121.6	56.3
All other countries	158.1	177.5	145.7

Total long-lived assets	$725.4	$715.7	$495.2

Other business segment information

	Capital expenditures Year Ended December 31,			Depreciation and amortization Year Ended December 31,			Research and development expense Year Ended December 31,
(In millions)	2008	2007	2006	2008	2007	2006	2008	2007	2006
Energy Production Systems	$153.7	$162.1	$94.8	$60.7	$49.4	$36.3	$38.4	$34.9	$26.9
Energy Processing Systems	7.2	12.4	16.2	9.6	10.0	8.3	6.9	5.9	6.1
Corporate	4.1	5.1	4.6	2.3	2.4	3.3	—	—	—

Total	$165.0	$179.6	$115.6	$72.6	$61.8	$47.9	$45.3	$40.8	$33.0

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20. QUARTERLY INFORMATION (UNAUDITED)

	2008				2007
(In millions, except per share data and common stock prices)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$1,205.1	$1,127.6	$1,178.1	$1,040.1	$1,070.5	$879.4	$911.4	$787.6
Cost of sales	958.4	888.2	934.3	842.2	858.5	704.5	733.6	625.3
Income from continuing operations	93.9	92.4	98.2	68.4	84.2	65.3	59.7	51.4
Income (loss) from discontinued operations	(2.6)	(9.7)	7.6	13.1	5.7	13.4	13.2	9.9
Net income	$91.3	$82.7	$105.8	$81.5	$89.9	$78.7	$72.9	$61.3
Basic earnings per share (1)	$0.73	$0.65	$0.82	$0.63	$0.69	$0.60	$0.56	$0.46
Diluted earnings per share (1)	$0.72	$0.64	$0.81	$0.62	$0.68	$0.59	$0.55	$0.45
Common stock price:
High	$44.88	$77.98	$80.86	$64.88	$66.86	$58.48	$39.62	$35.34
Low	$20.34	$43.10	$57.83	$46.11	$54.12	$40.83	$34.63	$27.76

(1)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.

NOTE 21. SUBSEQUENT EVENT

On January 13, 2009, we entered into a $350 million 364-day revolving credit agreement maturing in January 2010 with Bank of America, N.A., as Administrative Agent. Borrowings under the credit agreement accrue interest at a rate equal to, at our option; either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate, (2) the federal funds rate plus 1/2 of 1% or (3) the London Interbank Offered Rate (“LIBOR”) plus 1.00% or (b) LIBOR plus 2.25%. The margin over LIBOR is variable and is determined based on our debt rating. Among other restrictions, the terms of the credit agreement include negative covenants related to liens and a financial covenant related to the debt to earnings ratio. We now have combined committed bank lines of $950 million, including a $600 million, five-year revolving credit facility that matures in December 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM	9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. We have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective in providing this reasonable assurance as of December 31, 2008. During the quarter ended December 31, 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited FMC Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the FMC Technologies, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, FMC Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Houston, Texas

February 27, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference from the section entitled “Board of Directors” of the Proxy Statement for the 2009 Annual Meeting of Stockholders. Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each of these committees operates pursuant to a written charter setting out the functions and responsibilities of the committee. The charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors may be found on our website at www.fmctechnologies.com under “Corporate Overview—Corporate Governance” and are also available in print to any stockholder upon request without charge by submitting a written request to Jeffrey W. Carr, Vice President, General Counsel and Secretary, FMC Technologies, Inc., 1803 Gears Road, Houston, Texas 77067. Information concerning audit committee financial experts on the Audit Committee of the Board of Directors is incorporated herein by reference from the section entitled “Committees of the Board of Directors—Audit Committee” of the Proxy Statement for the 2009 Annual Meeting of Stockholders.

Information regarding our executive officers is presented in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the 2009 Annual Meeting of Stockholders.

We have adopted a code of ethics, which includes provisions that apply to our principal executive officer, principal financial officer, principal accounting officer or controller and other key professionals serving in a finance, accounting, treasury, tax or investor relations role. A copy of our code of ethics may be found on our website at www.fmctechnologies.com under “Corporate Overview—Corporate Governance” and is available in print to stockholders without charge by submitting a request to the address set forth above.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of the Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the section entitled “Security Ownership of FMC Technologies” of the Proxy Statement for the 2009 Annual Meeting of Stockholders. Additionally, Equity Plan Compensation Information is presented in Item 5 of Part II of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the section entitled “Relationship with Independent Public Accountants” of the Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements and Related Report of Independent Registered Public Accounting Firm:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

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

See Index of Exhibits beginning on page 83 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of FMC Technologies, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 11 to the consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106, and 132R, which changed the method of accounting for pension and postretirement benefits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Houston, Texas

February 27, 2009

Schedule II—Valuation and Qualifying Accounts

(In thousands)
		Additions
Description	Balance at beginning of period	charged to costs and expenses	charged to other accounts (a)	Deductions and other (b)	Balance at end of period
Year ended December 31, 2006:
Allowance for doubtful accounts	$3,473	$417	$80	$394	$3,576
Valuation allowance for deferred tax assets	$13,551	$655	$959	$12,912	$2,253
Year ended December 31, 2007:
Allowance for doubtful accounts	$3,576	$387	$507	$1,644	$2,826
Valuation allowance for deferred tax assets	$2,253	$733	$58	$575	$2,469
Year ended December 31, 2008:
Allowance for doubtful accounts	$2,826	$6,268	$(1,994)	$(2,287)	$9,387
Valuation allowance for deferred tax assets	$2,469	$922	$(86)	$1,339	$1,966

(a)—“Additions charged to other accounts” includes translation adjustments and allowances acquired through business combinations.

(b)—“Deductions and other” includes write-offs, net of recoveries, and reductions in the allowances credited to expense.

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

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Signature

February 27, 2009	/S/ PETER D. KINNEAR Peter D. Kinnear Chairman, President and Chief Executive Officer (Principal Executive Officer)

February 27, 2009	/S/ WILLIAM H. SCHUMANN, III William H. Schumann, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 27, 2009	/S/ JAY A. NUTT Jay A. Nutt Corporate Controller (Principal Accounting Officer)

February 27, 2009	/S/ MIKE R. BOWLIN Mike R. Bowlin, Director

February 27, 2009	/S/ PHILIP J. BURGUIERES Philip J. Burguieres, Director

February 27, 2009	/S/ C. MAURY DEVINE C. Maury Devine, Director

February 27, 2009	/S/ THOMAS M. HAMILTON Thomas M. Hamilton, Director

February 27, 2009	/S/ ASBJØRN LARSEN Asbjørn Larsen, Director

February 27, 2009	/S/ EDWARD J. MOONEY Edward J. Mooney, Director

Date	Signature

February 27, 2009	/S/ JOSEPH H. NETHERLAND Joseph H. Netherland, Director

February 27, 2009	/S/ RICHARD A. PATTAROZZI Richard A. Pattarozzi, Director

February 27, 2009	/S/ JAMES M. RINGLER James M. Ringler, Director

February 27, 2009	/S/ JAMES R. THOMPSON James R. Thompson, Director

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
2.1	Separation and Distribution Agreement by and between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 2.1 to the Form S-1/A filed on June 6, 2001).

2.2	Separation and Distribution Agreement by and between FMC Technologies and John Bean Technologies Corporation, dated July 31, 2008 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on August 6, 2008).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form S-1/A filed on April 4, 2001).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 the Form S-1/A filed on April 4, 2001).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001).

10.1	Tax Sharing Agreement by and among FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.1 to the Form S-1/A filed on June 6, 2001).

10.2	Employee Benefits Agreement by and between FMC Corporation and the Company, dated as of May 30, 2001 (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on June 6, 2001).

10.3	Transition Services Agreement between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.3 to the Form S-1/A filed on June 6, 2001).

10.4*	Amended and Restated Incentive Compensation and Stock Plan, dated February 25, 2008 (incorporated by reference from Exhibit 10.4(p) to the Form 8-K filed on February 29, 2008).

10.4.a*	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from 10.4d to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.b*	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director) (incorporated by reference from 10.4e to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.c*	Form of Grant Agreement for Key Manager Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4f to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.d*	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from 10.4g to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.e*	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director) (incorporated by reference from 10.4h to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.f*	Form of Grant Agreement for Stock Appreciation Rights Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4i to the Quarterly Report on Form 10-Q filed on May 10, 2005).

Exhibit No.	Exhibit Description
10.4.g*	Form of Grant Agreement for Performance Units Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4j to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.h*	Form of Long Term Incentive Performance Share Restricted Stock Agreement Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4k to the Quarterly Report on Form 10-Q filed on May 9, 2006).

10.4.i*	Form of Long Term Incentive Performance Share Restricted Stock Agreement Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan

10.5*	Forms of Executive Severance Agreements

10.7.a*	FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.7.b*	FMC Technologies, Inc. Equivalent Retirement Plan Grantor Trust Agreement (incorporated by reference from Exhibit 10.7.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.7.c*	First Amendment to the FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.a*	FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.b*	FMC Technologies, Inc. Savings and Investment Plan Trust (incorporated by reference from Exhibit 10.8.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.8.c*	First Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.d*	Second Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.d to the Annual Report on Form 10-K filed on March 25, 2003).

10.8.e*	Third Amendment of the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.e to the Quarterly Report on Form 10-Q filed on November 12, 2003).

10.9.a*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9.a to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.9.b*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan Trust Agreement (incorporated by reference from Exhibit 10.9.b to the Quarterly Report on Form 10-Q filed on November 14, 2001).

10.9.c*	First Amendment to the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9.c to the Annual Report on Form 10-K filed on March 25, 2003).

10.10	Commercial Paper Dealer Agreement 4(2) Program between Banc of America Securities LLC and the Company, dated as of January 24, 2003 (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K filed on March 25, 2003).

10.11	Issuing and Paying Agency Agreement between Wells Fargo Bank, National Association and the Company, dated as of January 3, 2004 (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed on March 12, 2004).

Exhibit No.	Exhibit Description

10.12	$600,000,000 Five-Year Credit Agreement dated December 6, 2007, between FMC Technologies, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.15 to the Form 8-K filed on December 7, 2007).

10.13	$350,000,000 364-Day Credit Agreement dated January 13, 2009, between FMC Technologies, Inc. and Bank of America, LP, as Administrative Agent (incorporated by reference from Exhibit 10.13 to the Form 8-K filed on January 19, 2009).

10.14	Tax Sharing Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation, dated July 31, 2008 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 6, 2008).

10.15	Securities Purchase Agreement among FMC Technologies, Inc. and Schilling Robotics, Inc., Schilling Robotics, LLC and Tyler Schilling, dated December 24, 2008.

10.16	Unit Holders Agreement among FMC Technologies, Inc., Schilling Robotics, Inc., and Tyler Schilling, dated December 26, 2008.

10.17	Amended and Restated Operating Agreement among FMC Technologies, Inc., Schilling Robotics, Inc., Schilling Robotics Newco, LLC, Schilling Robotics, LLC and Tyler Schilling, dated December 26, 2008.

14.1	FMC Technologies, Inc. Code of Business Conduct and Ethics Including Provisions for Principal Executive and Financial Officers (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed on March 12, 2004).

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.