Form 10-Q
period 2009-03-31
FMC TECHNOLOGIES INC
filed 2009-05-05
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, par value $0.01 per share	123,585,856

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue	$1,053.0	$1,040.1
Costs and expenses:
Cost of sales	844.2	842.2
Selling, general and administrative expense	90.8	80.7
Research and development expense	10.6	9.9

Total costs and expenses	945.6	932.8
Other expense, net	(6.1)	(5.8)

Income before net interest expense and income taxes	101.3	101.5
Net interest expense	(2.1)	—

Income from continuing operations before income taxes	99.2	101.5
Provision for income taxes	27.7	32.6

Income from continuing operations	71.5	68.9
Income (loss) from discontinued operations, net of income taxes	(0.3)	13.1

Net income	71.2	82.0
Less: net income attributable to noncontrolling interests	(0.2)	(0.5)

Net income attributable to FMC Technologies, Inc.	$71.0	$81.5

Basic earnings per share attributable to FMC Technologies, Inc. (Note 3):
Income from continuing operations	$0.57	$0.53
Income from discontinued operations	—	0.10

Basic earnings per share	$0.57	$0.63

Diluted earnings per share attributable to FMC Technologies, Inc. (Note 3):
Income from continuing operations	$0.56	$0.52
Income from discontinued operations	—	0.10

Diluted earnings per share	$0.56	$0.62

Weighted average shares outstanding (Note 3):
Basic	125.9	130.1

Diluted	127.8	132.0

Net income attributable to FMC Technologies, Inc.:
Income from continuing operations	$71.3	$68.4
Income (loss) from discontinued operations, net of income taxes	(0.3)	13.1

Net income attributable to FMC Technologies Inc.	$71.0	$81.5

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$411.5	$340.1
Trade receivables, net of allowances of $9.8 in 2009 and $9.4 in 2008	846.7	996.1
Inventories (Note 4)	605.9	559.3
Derivative financial instruments (Note 5)	265.6	354.6
Prepaid expenses	34.9	24.2
Other current assets	144.3	164.0

Total current assets	2,308.9	2,438.3
Investments	138.9	151.2
Property, plant and equipment, net of accumulated depreciation of $346.1 in 2009 and $332.2 in 2008	514.2	494.9
Goodwill	130.5	128.7
Intangible assets, net	66.8	70.2
Deferred income taxes	119.8	123.4
Derivative financial instruments (Note 5)	153.8	142.4
Other assets	34.5	31.8

Total assets	$3,467.4	$3,580.9

Liabilities and equity
Current liabilities:
Short-term debt and current portion of long-term debt	$15.3	$23.0
Accounts payable, trade and other	463.8	495.9
Advance payments and progress billings	746.2	770.3
Derivative financial instruments (Note 5)	339.8	444.4
Other current liabilities	201.2	205.3
Income taxes payable	0.3	—
Current portion of accrued pension and other postretirement benefits	16.4	20.8
Deferred income taxes	0.1	0.1
Liabilities of discontinued operations (Note 2)	2.7	3.5

Total current liabilities	1,785.8	1,963.3
Long-term debt, less current portion (Note 7)	478.5	472.0
Accrued pension and other postretirement benefits, less current portion	192.7	182.1
Derivative financial instruments (Note 5)	172.0	175.8
Other liabilities	91.0	89.0
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2009 or 2008	—	—
Common stock, $0.01 par value, 195.0 shares authorized in 2009 and 2008; 143.2 shares issued in 2009 and 2008; 124.0 and 124.9 shares outstanding in 2009 and 2008, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.1 shares outstanding in 2009 and 2008	(6.2)	(6.3)
Common stock held in treasury, at cost; 19.0 and 18.1 shares in 2009 and 2008, respectively	(723.0)	(706.0)
Capital in excess of par value of common stock	707.6	728.7
Retained earnings	1,151.4	1,081.0
Accumulated other comprehensive loss	(392.3)	(408.4)

Total FMC Technologies, Inc. stockholders’ equity	738.9	690.4
Noncontrolling interests	8.5	8.3

Total equity	747.4	698.7

Total liabilities and equity	$3,467.4	$3,580.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2008
Cash provided (required) by operating activities of continuing operations:
Net income attributable to FMC Technologies, Inc.	$71.0	$81.5
Income (loss) from discontinued operations, net of income taxes	(0.3)	13.1

Income from continuing operations	71.3	68.4
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	15.1	12.5
Amortization	4.2	3.2
Employee benefit plan costs	23.4	12.5
Deferred income tax provision (benefit)	(7.7)	3.0
Unrealized loss on derivative instruments	7.9	18.4
Net gain on disposal of assets	(0.9)	—
Other	2.7	2.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	154.2	(23.5)
Inventories	(48.6)	(24.1)
Accounts payable, trade and other	(36.6)	19.8
Advance payments and progress billings	(33.9)	117.0
Other assets and liabilities, net	(15.7)	(39.4)
Income taxes payable	12.6	(16.3)
Accrued pension and other postretirement benefits, net	(2.7)	(4.9)

Cash provided by operating activities of continuing operations	145.3	149.2
Net cash provided (required) by discontinued operations – operating	(1.1)	7.5

Cash provided by operating activities	144.2	156.7

Cash provided (required) by investing activities:
Capital expenditures	(25.4)	(43.0)
Proceeds from disposal of assets	1.1	1.3

Cash required by investing activities of continuing operations	(24.3)	(41.7)
Cash required by discontinued operations – investing	—	(3.2)

Cash required by investing activities	(24.3)	(44.9)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt and current portion of long-term debt	(4.7)	1.2
Net increase (decrease) in commercial paper	(8.0)	102.0
Issuance of long-term debt, net of repayments	11.0	0.6
Proceeds from exercise of stock options	0.1	1.4
Purchase of treasury stock	(43.5)	(88.8)
Excess tax benefits	0.6	14.9
Settlement of taxes withheld on equity compensation awards	(6.5)	(16.3)
Other	0.1	(0.2)

Cash provided (required) by financing activities of continuing operations	(50.9)	14.8

Effect of exchange rate changes on cash and cash equivalents	2.4	2.7

Increase in cash and cash equivalents	71.4	129.3
Cash and cash equivalents, beginning of period	340.1	129.5

Cash and cash equivalents, end of period	$411.5	$258.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of FMC Technologies, Inc. and its consolidated subsidiaries (“FMC”) have been prepared in accordance with United States generally accepted accounting principles and rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by United States generally accepted accounting principles can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our accounting policies are in accordance with United States generally accepted accounting principles. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from our estimates.

In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of those for the full year. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation. Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” In accordance with SFAS No. 160, noncontrolling interests (previously shown as minority interest) are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated statements of income and shown as a component of equity in the consolidated balance sheets.

We have corrected an immaterial error in the accompanying consolidated statement of cash flows for the three months ended March 31, 2008. The correction relates to the minimum tax withholding paid to taxing authorities on behalf of employees for share-based compensation awards that is required to be classified as a financing activity in the statement of cash flows. The correction increased cash provided by operating activities for the three months ended March 31, 2008 by $16.3 million, with an offsetting decrease of $16.3 million in cash required by financing activities. The correction of error does not impact the net change in cash and cash equivalents and is not material to our previously reported consolidated statement of cash flows. Additionally, we have corrected an immaterial error in the accompanying consolidated balance sheet at December 31, 2008, related to tax items associated with the spin-off of John Bean Technologies Corporation (“JBT”) that duplicated certain amounts provided for in the loss on distribution of JBT. The correction decreased equity by $6.2 million, with an offsetting decrease of $5.4 million in other current assets and an increase in liabilities of discontinued operations of $0.8 million. The correction of error is not material to our previously reported consolidated balance sheet.

Note 2: Discontinued Operations

In October 2007, we announced the intention to spin-off 100% of our FoodTech and Airport Systems businesses. On July 12, 2008, our Board of Directors approved the spin-off of the businesses to our shareholders. The spin-off was accomplished on July 31, 2008, through a tax-free dividend to our shareholders. We distributed 0.216 shares of JBT common stock for every share of our stock outstanding as of the close of business on July 22, 2008. We did not retain any shares of JBT common stock. JBT is now an independent public company traded on the New York Stock Exchange (NYSE: JBT). The results of JBT have been reported as discontinued operations for all periods presented.

Prior to the spin-off, we received necessary regulatory approvals, including a private letter ruling from the Internal Revenue Service (“IRS”) regarding the tax-free status of the transaction for U.S. federal income tax purposes and a declaration of effectiveness from the Securities and Exchange Commission for JBT’s registration statement on Form 10. In connection with this transaction, JBT distributed $157.8 million to us which was used to repurchase stock and reduce our outstanding debt, pursuant to certain terms of the IRS private letter ruling. JBT made an additional cash distribution to FMC Technologies Inc. of $38.4 million in October 2008, pursuant to certain terms of the Separation and Distribution Agreement entered into by FMC Technologies and JBT. As required under the terms of the IRS private letter ruling, this amount was used to repurchase FMC Technologies stock in March 2009.

Liabilities of business reported as discontinued operations included in the accompanying consolidated balance sheets represent other liabilities of $2.7 million and $3.5 million at March 31, 2009, and December 31, 2008, respectively. The consolidated statements of income include the following in discontinued operations:

	Three Months Ended March 31,
(In millions)	2009	2008
Revenue	$—	$254.2
Income (loss) before income taxes	(0.3)	18.9
Income tax provision	—	(5.8)

Income (loss) from discontinued operations, net of income taxes	$(0.3)	$13.1

Note 3: Earnings Per Share (“EPS”)

Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock options and restricted stock awards under the treasury stock method. We had an immaterial number of outstanding stock-based awards that were excluded from the computation of diluted EPS because they were anti-dilutive for the three months ended March 31, 2009. There were no outstanding stock-based awards excluded from the computation of diluted EPS for the three months ended March 31, 2008.

The following schedule is a reconciliation of the basic and diluted EPS computations:

(In millions, except per share data)	Three Months Ended March 31,
	2009	2008
Basic earnings per share attributable to FMC Technologies, Inc.:
Income from continuing operations	$71.3	$68.4

Weighted average number of shares outstanding	125.9	130.1

Basic earnings per share from continuing operations	$0.57	$0.53

Diluted earnings per share attributable to FMC Technologies, Inc.:
Income from continuing operations	$71.3	$68.4

Weighted average number of shares outstanding	125.9	130.1
Effect of dilutive securities:
Options on common stock	0.4	0.6
Restricted stock	1.5	1.3

Total shares and dilutive securities	127.8	132.0

Diluted earnings per share from continuing operations	$0.56	$0.52

Note 4: Inventories

Inventories consisted of the following:

(In millions)	March 31, 2009	December 31, 2008
Raw materials	$121.7	$124.8
Work in process	115.9	84.7
Finished goods	503.6	472.2

Gross inventories before LIFO reserves and valuation adjustments	741.2	681.7
LIFO reserves and valuation adjustments	(135.3)	(122.4)

Net inventories	$605.9	$559.3

Note 5: Derivative Financial Instruments

We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and interest rates. We hold the following types of derivative instruments:

Foreign exchange rate forward contracts – The purpose of this instrument is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At March 31, 2009, we held the following material positions:

(In millions)	Long (Short)	Long (Short) USD Equivalent
Australian Dollar	32.2	22.3
Brazilian Real	73.5	32.4
Euro	56.3	74.9
British Pound	164.9	236.2
Malaysian Ringgit	66.8	18.5
Norwegian Krone	4,212.1	629.2
Singapore Dollar	174.5	115.2
US Dollar	(1,219.6)	(1,219.6)

Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of this instrument is to match offsetting currency payments for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At March 31, 2009, our portfolio of these instruments included the following material positions:

(In millions)	Long (Short)	Long (Short) USD Equivalent
Brazilian Real	(5.8)	(2.6)
Euro	8.1	10.8
British Pound	(3.9)	(5.6)
Norwegian Krone	(57.9)	(8.6)
US Dollar	7.3	7.3

Interest rate swap instruments – The purpose of this instrument is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate. At March 31, 2009, we held three instruments which in aggregate hedged the interest expense on $100.0 million of variable-rate debt.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures regarding derivative instruments and hedging activities, enabling a better understanding of their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted SFAS No. 161 on January 1, 2009.

The following tables of all outstanding derivative instruments is based on estimated fair value amounts that have been determined using available market information and commonly accepted valuation methodologies in accordance with the requirements set forth in SFAS No. 157, “Fair Value Measurements.” Refer to Note 12 for further disclosures related to the fair value process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and do not represent potential gains or losses on these agreements.

		Fair Value (in millions)
Derivatives designated as hedging instruments under SFAS No. 133	Balance Sheet Location	March 31, 2009	December 31, 2008
Interest rate contracts	Long Term Liabilities – Derivative financial instruments	$(1.3)	$—
Foreign exchange contracts	Current Assets – Derivative financial instruments	163.4	157.1
	Long Term Assets – Derivative financial instruments	15.1	30.3
	Current Liabilities – Derivative financial instruments	(251.7)	(243.9)
	Long Term Liabilities – Derivative financial instruments	(36.7)	(64.3)

Total derivatives designated as hedging instruments under SFAS No. 133		$(111.2)	$(120.8)

		Fair Value (in millions)
Derivatives not designated as hedging instruments under SFAS No. 133	Balance Sheet Location	March 31, 2009	December 31, 2008
Foreign exchange contracts	Current Assets – Derivative financial instruments	$102.2	$197.5
	Long Term Assets – Derivative financial instruments	138.7	112.1
	Current Liabilities – Derivative financial instruments	(88.1)	(200.5)
	Long Term Liabilities – Derivative financial instruments	(134.0)	(111.5)

Total derivatives not designated as hedging instruments under SFAS No. 133		$18.8	$(2.4)

The following tables present the impact of derivative instruments and their location within the accompanying consolidated statements of income:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion, Net of Tax)
(In millions)	March 31, 2009		December 31, 2008
Interest rate contracts	$(0.8)		$—
Foreign exchange contracts	(72.3)		(84.9)

Total	$(73.1	)(1)	$(84.9)

(1) We expect to transfer approximately $55.2 million of this amount to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by 2012.

Location of Gain or (Loss) Reclassified From Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
(In millions)	Three Months Ended March 31,
	2009		2008
Foreign exchange contracts:
Revenue	$(17.4)		*
Cost of sales	(8.5)		*
Selling, general and administrative expense	(0.1)		*

Total	$(26.0)		*

Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In millions)	Three Months Ended March 31,
	2009		2008
Foreign exchange contracts:
Revenue	$0.8		*
Cost of Sales	(0.6)		*
Selling, general and administrative expense	—		*

Total	$0.2		*

Location of Gain or (Loss) Recognized in Income on Derivatives (Original Forecasted Transaction is Not Probable to Occur)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Original Forecasted Transaction is Probable Not to Occur)
(In millions)	Three Months Ended March 31,
	2009	2008
Foreign exchange contracts:
Cost of sales	$(0.6)	*

The following table presents the impact of derivatives not designated as hedging instruments under SFAS No. 133 and their location within the accompanying consolidated statements of income:

Location of Gain or (Loss) Recognized in Income on Derivatives (Not Designated as Hedging Instruments under SFAS No. 133)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments under SFAS No. 133)
(In millions)	Three Months Ended March 31,
	2009	2008
Foreign exchange contracts:
Revenue	$(0.4)	*
Cost of sales	0.1	*
Other income (expense)	(6.1)	*

Total	$(6.4)	*

*	The adoption of SFAS No. 161 does not require this information to be presented retroactively.

Note 6: Income Taxes

As of March 31, 2009, we had gross unrecognized tax benefits of $29.8 million. This amount did not change significantly during the current quarter. In March 2009, the IRS concluded an examination of our U.S. federal income tax returns for our 2004 and 2005 tax years and issued a Revenue Agent Report (“RAR”) detailing proposed adjustments to such years’ taxable income. We have agreed with the IRS with respect to all proposed adjustments except those related to our treatment of intercompany transfer pricing. In March 2009, we made a full payment of tax and interest to the IRS with respect to the proposed adjustments with which we agree. We have filed a protest and requested a conference with the IRS Appeals Office with respect to the proposed adjustments with which we do not agree. At this time the ultimate outcome of this matter remains uncertain. However, management believes we were adequately reserved for this matter as of March 31, 2009.

It is reasonably possible that within twelve months, unrecognized tax benefits related to certain tax reporting positions taken in prior periods could decrease by up to $2.8 million due to the resolution of these and other tax matters under current examination.

Note 7: Debt

Long-term debt—Long-term debt consisted of the following:

(In millions)	March 31, 2009	December 31, 2008
Revolving credit facilities	$422.0	$407.0
Commercial paper (1)	44.0	52.0
Property financing	8.4	8.5
Other	4.5	8.4

Total long-term debt	478.9	475.9
Less: current portion	(0.4)	(3.9)

Long-term debt, less current portion	$478.5	$472.0

(1)	Committed credit available under our five-year revolving credit facility maturing in December 2012 provides the ability to issue our commercial paper obligations on a long-term basis. Therefore, at March 31, 2009, as we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheets. Commercial paper borrowings as of March 31, 2009, had an average interest rate of 1.1%.

On January 13, 2009, we entered into a $350 million 364-day revolving committed credit agreement maturing in January 2010. Borrowings under the credit agreement accrue interest at a rate equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate, (2) the federal funds rate plus  1/2 of 1% or (3) the London Interbank Offered Rate (“LIBOR”) plus 1.00%; or (b) LIBOR plus 2.25%. The margin over LIBOR is variable and is determined based on our credit rating. Among other restrictions, the terms of the credit agreement include negative covenants related to liens and a financial covenant related to the debt- to-earnings ratio. We now have combined committed bank lines of $950 million, including a $600 million, five-year revolving credit facility that matures in December 2012.

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

	Three Months Ended March 31,
(In millions)	2009	2008
Balance at beginning of period	$13.5	$12.4
Expense for new warranties	5.6	3.5
Adjustments to existing accruals	0.8	(0.3)
Claims paid	(1.6)	(1.4)

Balance at end of period	$18.3	$14.2

Note 9: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended March 31,
(In millions)	2009	2008
Service cost	$8.7	$10.0
Interest cost	9.6	13.4
Expected return on plan assets	(11.1)	(17.5)
Amortization of transition asset	(0.1)	(0.1)
Amortization of prior service cost	—	0.1
Amortization of actuarial losses, net	3.9	1.3

Net periodic benefit cost	$11.0	$7.2

	Other Postretirement Benefits
	Three Months Ended March 31,
(In millions)	2009	2008
Service cost	$0.1	$—
Interest cost	0.1	0.3
Amortization of prior service benefit	(0.3)	(0.6)

Net periodic benefit cost	$(0.1)	$(0.3)

Note 10: Stock-Based Compensation

We sponsor a stock-based compensation plan and have granted awards primarily in the form of nonvested stock awards (also known as restricted stock in the plan document). We recognize compensation expense for awards under the plan and the corresponding income tax benefits related to the expense. Stock-based compensation expense for nonvested stock awards was $11.3 million and $5.5 million for the three months ended March 31, 2009 and 2008, respectively.

In the three months ended March 31, 2009, we granted the following restricted stock awards to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- average grant date fair value
Time-based	404
Performance-based	195	*
Market-based	98	*

Granted during the three months ended March 31, 2009	697		$26.75

*	Assumes target payout

We granted time-based restricted stock awards that cliff vest after three years. The fair value of these time-based awards was determined using the market value of our common stock on the grant date. We also granted restricted stock awards with performance-based and market-based conditions. The vesting period for these awards is three years. Compensation cost is recognized over the lesser of the stated vesting period or the period until the employee reaches age 62, the retirement-eligible age under the plan.

For current-year performance-based awards, actual payouts may vary from zero to 391 thousand shares and will be dependent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ending December 31, 2009. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.

For current-year market-based awards, actual payouts may vary from zero to 196 thousand shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return (“TSR”) and whether the TSR is positive or negative for the year ending December 31, 2009. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.

Note 11: Stockholders’ Equity

There were no cash dividends declared during the three months ended March 31, 2009 or 2008.

We have been authorized by our Board of Directors to repurchase up to 30 million shares and $95.0 million of our issued and outstanding common stock. We purchased 1,538 thousand shares under the 30 million share program during the first quarter. Through March 31, 2009, we made the following purchases under the buyback programs:

(In millions, except share data)	2009		2008
	Shares	$	Shares	$
Total purchased to date – January 1,	22,125,164	$817.8	16,422,053	$493.8
Treasury stock repurchases – first quarter	1,537,800	43.5	1,621,056	88.8

Total purchased to date – March 31,	23,662,964	$861.3	18,043,109	$582.6
Treasury stock repurchases – second quarter	*	*	1,239,340	81.0

Total purchased to date – June 30,	*	*	19,282,449	$663.6
Treasury stock repurchases – third quarter	*	*	2,842,715	154.2

Total purchased to date – September 30,	*	*	22,125,164	$817.8
Treasury stock repurchases – fourth quarter	*	*	—	—

Total purchased to date – December 31,	*	*	22,125,164	$817.8

*	Not yet applicable

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. The treasury shares are accounted for using the cost method.

During the three months ended March 31, 2009, 671 thousand shares were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2008, 1,254 thousand shares were issued from treasury stock.

Comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
(In millions)	2009	2008
Net income attributable to FMC Technologies, Inc.	$71.0	$81.5
Foreign currency translation adjustments	(1.8)	27.4
Net deferral of hedging gains, net of tax (1)	11.8	22.4
Amortization of pension and other postretirement benefit losses, net of tax	4.2	0.4
Deferral of unrealized losses on investments, net of tax	1.9	—

Comprehensive income	$87.1	$131.7

(1)	See additional disclosure related to hedging activity in Note 5.

Accumulated other comprehensive loss consisted of the following:

(In millions)	March 31, 2009	December 31, 2008
Cumulative foreign currency translation adjustments	$(123.8)	$(122.0)
Cumulative deferral of hedging gains, net of tax (1)	(73.1)	(84.9)
Cumulative deferral of pension and other postretirement benefit losses, net of tax	(195.4)	(199.6)
Cumulative unrealized losses on investments, net of tax	—	(1.9)

Accumulated other comprehensive loss	$(392.3)	$(408.4)

(1)	See additional disclosure related to hedging activity in Note 5.

Accumulated other comprehensive loss at December 31, 2008, was reduced by $2.4 million of cumulative foreign currency translation adjustments and $25.5 million of pension and other postretirement benefit losses distributed to JBT as a result of the spin-off on July 31, 2008. Additionally, we reclassified accumulated other comprehensive losses of $10.9 million from cumulative foreign currency translation adjustments to cumulative deferral of pension and other postretirement benefit losses, net of tax for the year ended December 31, 2008.

Note 12: Fair Value of Assets and Liabilities

We adopted SFAS No. 157, “Fair Value Measurements,” as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provided a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and was effective January 1, 2009. The adoption of this standard had no impact on our consolidated financial results.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Assets and liabilities measured at fair value on a recurring basis are as follows:

(In millions)	March 31, 2009	Level 1	Level 2	Level 3
Assets
Investments	$22.8	$22.8	$—	$—
Derivatives (1)	419.4	—	419.4	—

Total assets	$442.2	$22.8	$419.4	$—

Liabilities
Derivatives (1)	$511.8	$—	$511.8	$—

(1)	See additional disclosure related to derivative financial instruments in Note 5.

Fair value measurements for assets or liabilities are valued based on quoted prices in public markets that we have the ability to access. We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however a spread representing our credit spread is used. Our credit spread and the credit spread of other counterparties not publicly available are approximated by using the spread of similar companies in the same industry, with the same credit rating, and of similar size. The derivative asset values presented in the preceding table were reduced by $1.6 million, and the derivative liability values reduced by $3.2 million to approximate fair value, including credit risk.

At the present time, we have no credit-risk-related contingent features in our agreements with the financial institutions which would require us to post collateral for derivative positions in a liability position.

Note 13: Commitments and Contingent Liabilities

We are a defendant in various legal proceedings arising in the ordinary course of business. In the opinion of management, these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. The majority of these financial instruments represent guarantees of our future performance. Additionally, we are the named guarantor on certain letters of credit and performance bonds issued by our former subsidiary, JBT; however, we are fully indemnified by JBT pursuant to the terms and conditions of the Separation and Distribution Agreement, dated July 31, 2008, by and between FMC and JBT. Management does not expect any of these financial instruments to result in losses that, if incurred, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 14: Business Segment Information

Segment revenue and segment operating profit were as follows:

	Three Months Ended March 31,
(In millions)	2009	2008
Revenue
Energy Production Systems	$872.3	$854.0
Energy Processing Systems	181.0	203.9
Other revenue (1) and intercompany eliminations	(0.3)	(17.8)

Total revenue	$1,053.0	$1,040.1

Income before income taxes:
Segment operating profit:
Energy Production Systems	$104.4	$95.0
Energy Processing Systems	28.5	39.2

Total segment operating profit	132.9	134.2
Corporate items:
Corporate expense (2)	(6.8)	(8.9)
Other revenue (1) and other expense, net (3)	(25.0)	(24.3)
Net interest income (expense)	(2.1)	—

Total corporate items	(33.9)	(33.2)

Income from continuing operations before income taxes attributable to FMC Technologies, Inc.	$99.0	$101.0

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.
(2)	Corporate expense primarily includes corporate staff expenses.
(3)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and assets were as follows:

(In millions)	March 31, 2009	December 31, 2008
Segment operating capital employed (1):
Energy Production Systems	$904.6	$917.2
Energy Processing Systems	240.8	243.0
Intercompany eliminations	(0.1)	(0.1)

Total segment operating capital employed	1,145.3	1,160.1
Segment liabilities included in total segment operating capital employed (2)	1,442.8	1,493.7
Corporate (3)	879.3	927.1

Total assets	$3,467.4	$3,580.9

Segment assets:
Energy Production Systems	$2,194.2	$2,242.1
Energy Processing Systems	397.0	413.7
Intercompany eliminations	(3.1)	(2.0)

Total segment assets	2,588.1	2,653.8
Corporate (3)	879.3	927.1

Total assets	$3,467.4	$3,580.9

(1)	FMC’s management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes, LIFO inventory reserves and the fair value of derivatives.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the Securities and Exchange Commission, our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, those described under Risk Factors in Item 1A of our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2009.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended March 31,		Change
(In millions, except %)	2009	2008	$	%
Revenue	$1,053.0	$1,040.1	12.9	1.2
Costs and expenses:
Cost of sales	844.2	842.2	2.0	0.2
Selling, general and administrative expense	90.8	80.7	10.1	12.5
Research and development expense	10.6	9.9	0.7	7.1

Total costs and expenses	945.6	932.8	12.8	1.4
Other expense, net	(6.1)	(5.8)	(0.3)	*
Net interest expense	(2.1)	—	(2.1)	*

Income before income taxes	99.2	101.5	(2.3)	2.3
Provision for income taxes	27.7	32.6	(4.9)	15.0

Income from continuing operations	71.5	68.9	2.6	3.8
Income (loss) from discontinued operations, net of income taxes	(0.3)	13.1	(13.4)	*

Net income	71.2	82.0	(10.8)	13.2
Less: net income attributable to noncontrolling interests	(0.2)	(0.5)	0.3	*

Net income attributable to FMC Technologies, Inc	$71.0	$81.5	(10.5)	12.9

*	Not meaningful

Our total revenue for the three months ended March 31, 2009, increased $12.9 million compared to the same period in 2008, primarily as a result of our Energy Production businesses, which generated $18.3 million of the revenue growth. Additionally, we had other revenue which represents unrealized gains on derivative instruments related to unexecuted sales contracts for the quarter ended March 31, 2009, compared to unrealized losses for the comparable prior-year period. The revenue increase was partially offset by a decline in Energy Processing revenues of $22.9 million resulting primarily from the deterioration of oil and gas prices which led to the weaker North American rig count. Excluding the impact of foreign currency translation, the total dollar growth in consolidated revenue would have been $178.0 million higher in the first quarter of 2009.

Gross profit (revenue less cost of sales) totaled $208.8 million, or 19.8% of revenues, 80 basis points above the gross profit margins generated in the comparable prior-year quarter. The margin improvement was primarily the result of progress on more complex, higher-margin projects during the quarter. On an absolute dollar basis, gross profit increased by $10.9 million compared to the prior-year period, resulting primarily from increased sales volume. Excluding the impact of foreign currency translation, the total dollar growth in gross profit margin would have been $19.9 million higher in the first quarter of 2009.

Selling, general and administrative (“SG&A”) expense for the first quarter of 2009 increased $10.1 million compared to the same period in 2008. The increase was driven by additional stock-based compensation expense of $5.8 million, resulting primarily from the acceleration of certain stock awards in accordance with our stock-based compensation plan during the first quarter of 2009 and an increase in pension expense of $3.8 million. Additionally, we had increased spending in our Energy Production businesses due to higher staff expenses, partially offset by a reduction in professional service expenses during the first quarter of 2009. Excluding the impact of foreign currency translation, SG&A expense would have been $7.8 million higher in the first quarter of 2009.

Other expense, net, reflected $6.1 million and $4.0 million in losses on foreign currency derivative instruments, for which hedge accounting is not applied, for the three months ended March 31, 2009 and 2008, respectively. The increase in losses in the first quarter of 2009 were partially offset by a reduction of $1.0 million in compensation expense during the first quarter of 2009 associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan and $0.9 million in gains on the disposal of equipment during the three months ended March 31, 2009.

Net interest expense increased $2.1 million in the first quarter of 2009 compared to the same period in 2008 primarily due to higher average debt levels for the quarter ended March 31, 2009.

Our income tax provisions for the first quarter of 2009 and 2008 reflect effective tax rates of 28.0% and 32.3%, respectively. The decrease in the effective rate in 2009 was primarily due to country mix of earnings. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates.

Our discontinued operations generated a loss of $0.3 million during the three months ended March 31, 2009, compared to income of $13.1 million for the same period in 2008. The loss in 2009 represents additional expenses related to the spin-off of JBT which occurred in July 2008. The income in 2008 is primarily attributable to the operating results of JBT.

Outlook

The long-term outlook for our businesses remains generally favorable despite the impact of the deepening global recession and continued volatility in the equity and credit markets that commenced in the second half of 2008 and the declining North American rig count seen in the first quarter of 2009. As a consequence of the global recession, there have been several downward revisions to estimates for global hydrocarbon demand. As a result, the market conditions within the energy industry appear considerably weaker than the outlook in early 2008. However, management believes that the impact of the existing macroeconomic disruptions will ultimately correct themselves and global demand for hydrocarbons will strengthen.

Management believes that the outlook for the Company for the remainder of 2009 is generally positive and we remain cautiously optimistic about business activity levels. Current markets are reflective of the impact of the dramatic decline in both crude oil and natural gas prices since the summer of 2008, resulting in a significant reduction in the number of land-based rigs operating in North America, which reached their peak in the fall of 2008. As a result of the weakening in commodity prices from their historic highs last summer, overall demand for exploration and production activity is expected to remain soft for the balance of 2009.

We estimate that our full-year 2009 diluted earnings per share from continuing operations will be within the range of $2.40 to $2.50.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	Three Months Ended March 30,		Favorable/ (Unfavorable)
(In millions, except %)	2009	2008	$	%
Revenue
Energy Production Systems	$872.3	$854.0	18.3	2.1
Energy Processing Systems	181.0	203.9	(22.9)	(11.2)
Other revenue and intercompany eliminations	(0.3)	(17.8)	17.5	*

Total revenue	$1,053.0	$1,040.1	12.9	1.2

Segment Operating Profit
Energy Production Systems	$104.4	$95.0	9.4	9.9
Energy Processing Systems	28.5	39.2	(10.7)	(27.3)

Total segment operating profit	132.9	134.2	(1.3)	(1.0)
Corporate Items
Corporate expense	(6.8)	(8.9)	2.1	23.6
Other revenue and other expense, net	(25.0)	(24.3)	(0.7)	(2.9)
Net interest income (expense)	(2.1)	—	(2.1)	*

Total corporate items	(33.9)	(33.2)	(0.7)	2.1

Income from continuing operations before income taxes	$99.0	$101.0	(2.0)	(2.0)
Provision for income taxes	27.7	32.6	4.9	15.0

Income from continuing operations	71.3	68.4	2.9	4.2
Income (loss) from discontinued operations, net of income taxes	(0.3)	13.1	(13.4)	*

Net income attributable to FMC Technologies, Inc.	$71.0	$81.5	(10.5)	(12.9)

*	Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue in the first quarter of 2009 increased two percent, or $18.3 million, compared to the same period in 2008. The increase was driven primarily by the conversion of a strong Subsea backlog to revenue in the first quarter of 2009.

Energy Production Systems’ operating profit increased by $9.4 million in the first quarter of 2009 compared to the same period in 2008. Gross margin improvements of $8.5 million compared to 2008, primarily reflective of continued progress on more complex, higher-margin, subsea projects, accounted for the majority of the year-over-year change. Additionally, increased sales volume resulted in higher gross profit of $2.3 million. SG&A increased slightly as a result of higher staff expenses, partially offsetting operating profit improvement.

Energy Processing Systems

Energy Processing Systems’ revenue was $22.9 million lower for the first quarter of 2009 compared to the same period in 2008. The decrease was driven primarily by reduced demand for fluid control products resulting from the deterioration of oil and gas prices and the consequential decline in the North American rig count.

Energy Processing Systems’ operating profit in the first quarter of 2009 decreased by $10.7 million compared to the same period in 2008, primarily reflecting the decline in product sales volumes.

Corporate Items

Our corporate items reduced earnings by $33.9 million for the three months ended March 31, 2009, compared to $33.2 million for the same period in 2008. The increase in expense primarily reflects additional employee stock-based compensation expense of $5.6 million driven by the accelerated vesting of certain stock awards, in accordance with our stock-based compensation plan during the first quarter of 2009 and an increase in pension expense of $4.2 million. To a lesser extent, we had increased interest expense of $2.1 million as a result of higher average borrowings during the first three months of 2009, combined with higher compensation expense of $1.6 million for company stock and investments held in an employee benefit trust for our non-qualified deferred compensation plan. These items were partially offset by the reduction in market losses of $10.4 million on foreign currency forward contracts and the reduction of corporate staff expenses of $2.1 million.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the three months ended March 31, 2009, and the impact of translation on the previous quarter’s backlog. Backlog translation positively affected orders by $50.1 million and $132.0 million for the three months ended March 31, 2009 and 2008, respectively.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2009	2008
Energy Production Systems	$614.3	$913.1
Energy Processing Systems	146.5	257.8
Intercompany eliminations	(0.7)	(17.4)

Total inbound orders	$760.1	$1,153.5

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	March 31, 2009	December 31, 2008	March 31, 2008
Energy Production Systems	$3,087.0	$3,345.0	$4,221.7
Energy Processing Systems	278.7	313.2	384.5
Intercompany eliminations	(6.6)	(7.0)	(2.1)

Total order backlog	$3,359.1	$3,651.2	$4,604.1

Energy Productions Systems’ order backlog at March 31, 2009, decreased by $258.0 million compared to year-end 2008, as new orders in the quarter did not fully replace the converted backlog. Backlog of $3.1 billion at March 31, 2009 includes BP’s Block 18; Petrobras’ Cascade, Tambau and GLL-9; Shell’s Gumusut; StatoilHydro’s Ormen Lange Phase II, Vega, Asgard, and Gjoa; Total’s Pazflor and Woodside’s Pluto subsea projects.

Energy Processing Systems’ order backlog at March 31, 2009, decreased by $34.5 million compared to year-end 2008, and by $105.8 million compared to March 31, 2008. The decrease resulted primarily from the drawdown on two significant projects in the material handling and loading systems businesses, and to a lesser extent, decreased demand for fluid control flowline products resulting from the deterioration of oil and gas prices, the weakening North American rig count and an uncertain economic outlook.

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations, and when needed, through various credit facilities.

We were in a net debt position at March 31, 2009. Net debt is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net debt.

(In millions)	March 31, 2009	December 31, 2008
Cash and cash equivalents	$411.5	$340.1
Short-term debt and current portion of long-term debt	(15.3)	(23.0)
Long-term debt, less current portion	(478.5)	(472.0)

Net debt	$(82.3)	$(154.9)

Our net debt decreased during the first quarter of 2009 primarily as a result of cash generated from operations, which more than offset the repurchases of our common stock of $43.5 million and the capital expenditures of $25.4 million.

Cash Flows

During the three months ended March 31, 2009, we generated $145.3 million in cash flows from operating activities of continuing operations compared to $149.2 million during the comparable prior-year period. The year-over-year reduction is due primarily to increased working capital, driven by the timing of payments to vendors and advance payments from customers, partially offset by the significant collection of accounts receivable during the first quarter of 2009. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. Increased working capital investment was partially offset by improved profitability levels.

During the three months ended March 31, 2009, cash flows required by investing activities of continuing operations totaled $24.3 million, primarily consisting of amounts required to fund capital expenditures of $25.4 million. Capital expenditures decreased by $17.6 million from the prior-year period, reflecting the lower spending on subsea capacity additions and offshore tooling and the completion of intervention assets for Energy Production Systems. The investments were offset by $1.1 million in proceeds from the disposal of assets during the first three months of 2009 compared to $1.3 million in the same period in 2008.

Cash required by financing activities of continuing operations was $50.9 million for the three months ended March 31, 2009, compared to cash provided by financing activities of $14.8 million for the three months ended March 31, 2008. We reduced our net borrowings by $1.7 million for the three months ended March 31, 2009, compared to increased net borrowings of $103.8 million for the comparable prior period. Under our share repurchase authorization program, we repurchased 1.5 million shares for $43.5 million and 1.6 million shares for $88.8 million for the three months ended March 31, 2009 and 2008, respectively. Additionally, we settled taxes withheld on equity compensation awards of $6.5 million and $16.3 million for the three months ended March 31, 2009 and 2008, respectively, related to stock awards that vested or were exercised.

Debt and Liquidity

The following is a summary of our credit facilities at March 31, 2009:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding	Letters of Credit	Unused Capacity	Maturity
			(a)
Five-year committed revolving credit facility	$600.0	$422.0	$44.0	$26.9	$107.1	December 2012
364-day revolving committed credit agreement	350.0	—	—	—	350.0	January 2010
One-year revolving credit facility	5.0	—	—	—	5.0	December 2009

	$955.0	$422.0	$44.0	$26.9	$462.1

(a)	Under our commercial paper program, we have the ability to access up to $500.0 million of short-term financing though our commercial paper dealers. Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.

Committed credit available under our five-year revolving credit facility maturing in December 2012 provides the ability to issue our commercial paper obligations on a long-term basis. We had $44.0 million of commercial paper issued under this facility at March 31, 2009. Therefore, at March 31, 2009, as we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheets.

Credit risk analysis

Valuations of derivative assets and liabilities reflect the value of the instruments including the values associated with counterparty risk. With the issuance of SFAS No. 157, these values must also take into account our credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Our methodology includes the impact of both counterparty and our own credit standing. Additional information about credit risk is incorporated herein by reference from Note 12 to our consolidated financial statements included in Item 1 of this Interim Report on Form 10-Q.

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

We are projecting to spend approximately $120.0 million during 2009 for capital expenditures primarily for improvements to our manufacturing and service capabilities. We anticipate contributing approximately $34.7 million to our pension plans in 2009. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

On January 13, 2009, we entered into a $350 million 364-day revolving committed credit agreement. The new facility matures in January 2010. We now have combined committed bank lines totaling $950.0 million that we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions or mergers meet our standards. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of our critical accounting estimates. During the three months ended March 31, 2009, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP FAS No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS No. 115-2 and SFAS No. 124-2 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual reporting periods beginning after June 15, 2009 and is effective for us at June 30, 2009. We have not yet determined the impact, if any, that the FSP will have on our results of operations or financial position.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No.157-4 provides additional authoritative guidance to assist in determining whether a market is active or inactive, and whether a transaction is distressed. FSP No. 157-4 is effective for interim and annual reporting periods beginning after June 15, 2009 and is effective for us at June 30, 2009. We have not yet determined the impact, if any, that the FSP will have on our results of operations or financial position.

Management believes the impact of other recently issued accounting standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009. We have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the three months ended March 31, 2009.

ITEM 1A. RISK FACTORS

As of the date of this filing, except as noted below, there have been no material changes in our Risk Factors as set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended March 31, 2009. The following table summarizes repurchases of our common stock during the three months ended March 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b) (c)
January 1, 2009 – January 31, 2009	3,710	$26.90	—	9,684,846
February 1, 2009 – February 28, 2009	—	$—	—	9,684,846
March 1, 2009 – March 31, 2009	1,553,470	$28.29	1,537,800	8,147,046

Total	1,557,180	$28.28	1,537,800	8,147,046

(a)	Represents 1,537,800 shares of common stock repurchased and held in treasury and 19,380 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 11,690 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended March 31, 2009.
(b)	In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock split on August 31, 2007, the authorization was increased to 30 million shares. We repurchased 1,537,800 shares under the repurchase plan during the first quarter of 2009.
(c)	On July 12, 2008, the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock in addition to the maximum number of shares remaining for purchase under our previously authorized plans. We completed the purchases under the $95.0 million authorized plan in September 2008. Total shares of common stock purchased were 1,810,010. These shares have been reflected in the maximum number of shares that may yet be purchased under the plans or programs calculation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form S-1/A filed on April 4, 2001).

3.2	Registrant’s Amended and Restated Bylaws

10.16	$350,000,000 364-Day Credit Agreement dated January 13, 2009, between FMC Technologies, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.16 to the Form 8-K filed on January 15, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Controller and duly authorized officer

Date: May 5, 2009

EXHIBIT INDEX

Number in Exhibit Table	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form S-1/A filed on April 4, 2001).

3.2	Registrant’s Amended and Restated Bylaws

10.16	$350,000,000 364-Day Credit Agreement dated January 13, 2009, between FMC Technologies, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.16 to the Form 8-K filed on January 15, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.