Form 10-Q
period 2009-06-30
FMC TECHNOLOGIES INC
filed 2009-08-07
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2009
Common Stock, par value $0.01 per share	122,453,941

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$1,103.8	$1,178.1	$2,156.8	$2,218.2
Costs and expenses:
Cost of sales	856.2	934.3	1,700.4	1,776.5
Selling, general and administrative expense	91.8	94.9	182.6	175.6
Research and development expense	10.7	10.8	21.3	20.7

Total costs and expenses	958.7	1,040.0	1,904.3	1,972.8
Other income (expense), net	9.4	0.5	3.3	(5.3)

Income before net interest expense and income taxes	154.5	138.6	255.8	240.1
Net interest income (expense)	(2.3)	0.1	(4.4)	0.1

Income from continuing operations before income taxes	152.2	138.7	251.4	240.2
Provision for income taxes	45.5	40.0	73.2	72.6

Income from continuing operations	106.7	98.7	178.2	167.6
Income (loss) from discontinued operations, net of income taxes	0.1	7.6	(0.2)	20.7

Net income	106.8	106.3	178.0	188.3
Less: net income attributable to noncontrolling interests	(0.8)	(0.5)	(1.0)	(1.0)

Net income attributable to FMC Technologies, Inc.	$106.0	$105.8	$177.0	$187.3

Basic earnings per share attributable to FMC Technologies, Inc. (Note 3):
Income from continuing operations	$0.86	$0.77	$1.42	$1.29
Income (loss) from discontinued operations	—	0.05	—	0.16

Basic earnings per share	$0.86	$0.82	$1.42	$1.45

Diluted earnings per share attributable to FMC Technologies, Inc. (Note 3):
Income from continuing operations	$0.84	$0.75	$1.40	$1.27
Income (loss) from discontinued operations	—	0.06	—	0.16

Diluted earnings per share	$0.84	$0.81	$1.40	$1.43

Weighted average shares outstanding (Note 3):
Basic	123.8	128.4	124.9	129.3

Diluted	125.5	130.4	126.6	131.2

Net income attributable to FMC Technologies, Inc.:
Income from continuing operations	$105.9	$98.2	$177.2	$166.6
Income (loss) from discontinued operations, net of income taxes	0.1	7.6	(0.2)	20.7

Net income attributable to FMC Technologies, Inc.	$106.0	$105.8	$177.0	$187.3

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$256.2	$340.1
Trade receivables, net of allowances of $9.6 in 2009 and $9.4 in 2008	963.4	996.1
Inventories (Note 4)	630.0	559.3
Derivative financial instruments (Note 5)	106.4	354.6
Prepaid expenses	34.4	24.2
Other current assets	145.2	164.0

Total current assets	2,135.6	2,438.3
Investments	139.7	151.2
Property, plant and equipment, net of accumulated depreciation of $373.2 in 2009 and $332.2 in 2008	544.8	494.9
Goodwill	139.0	128.7
Intangible assets, net	67.0	70.2
Deferred income taxes	127.2	123.4
Derivative financial instruments (Note 5)	15.8	142.4
Other assets	34.0	31.8

Total assets	$3,203.1	$3,580.9

Liabilities and equity
Current liabilities:
Short-term debt and current portion of long-term debt	$25.0	$23.0
Accounts payable, trade	372.6	439.8
Advance payments and progress billings	727.6	770.3
Derivative financial instruments (Note 5)	161.5	444.4
Other current liabilities	316.7	261.4
Income taxes payable	5.1	—
Current portion of accrued pension and other postretirement benefits	12.0	20.8
Deferred income taxes	50.8	0.1
Liabilities of discontinued operations (Note 2)	2.7	3.5

Total current liabilities	1,674.0	1,963.3
Long-term debt, less current portion (Note 7)	305.6	472.0
Accrued pension and other postretirement benefits, less current portion	201.6	182.1
Derivative financial instruments (Note 5)	17.3	175.8
Other liabilities	93.8	89.0
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2009 or 2008	—	—
Common stock, $0.01 par value, 300.0 and 195.0 shares authorized in 2009 and 2008, respectively; 143.2 shares issued in 2009 and 2008; 122.8 and 124.9 shares outstanding in 2009 and 2008, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.1 shares outstanding in 2009 and 2008	(6.3)	(6.3)
Common stock held in treasury, at cost; 20.3 and 18.1 shares in 2009 and 2008, respectively	(769.1)	(706.0)
Capital in excess of par value of common stock	708.2	728.7
Retained earnings	1,257.6	1,081.0
Accumulated other comprehensive loss	(290.3)	(408.4)

Total FMC Technologies, Inc. stockholders’ equity	901.5	690.4
Noncontrolling interests	9.3	8.3

Total equity	910.8	698.7

Total liabilities and equity	$3,203.1	$3,580.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2009	2008
Cash provided (required) by operating activities of continuing operations:
Net income attributable to FMC Technologies, Inc.	$177.0	$187.3
Income (loss) from discontinued operations, net of income taxes	(0.2)	20.7

Income from continuing operations	177.2	166.6
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	33.2	27.8
Amortization	6.9	5.5
Employee benefit plan costs	40.7	32.2
Deferred income tax provision	6.2	49.9
Unrealized loss on derivative instruments	3.8	6.8
Net (gain) loss on disposal of assets	(0.8)	0.2
Other	6.0	6.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	75.0	(17.1)
Inventories	(53.0)	(76.3)
Accounts payable, trade	(91.0)	38.0
Advance payments and progress billings	(79.1)	35.1
Other assets and liabilities, net	69.6	(32.3)
Income taxes payable	17.9	(67.9)
Accrued pension and other postretirement benefits, net	(8.9)	(8.1)

Cash provided by operating activities of continuing operations	203.7	166.8
Net cash provided (required) by discontinued operations – operating	(1.0)	29.4

Cash provided by operating activities	202.7	196.2

Cash provided (required) by investing activities:
Capital expenditures	(54.9)	(78.4)
Proceeds from disposal of assets	18.2	1.0

Cash required by investing activities of continuing operations	(36.7)	(77.4)
Cash required by discontinued operations – investing	—	(10.8)

Cash required by investing activities	(36.7)	(88.2)

Cash provided (required) by financing activities:
Net increase in short-term debt and current portion of long-term debt	4.8	5.5
Net increase (decrease) in commercial paper	(39.0)	191.0
Issuance of long-term debt, net of repayments	(130.9)	(0.2)
Issuance of capital stock	0.2	4.5
Purchase of treasury stock	(95.7)	(169.8)
Excess tax benefits	1.8	20.9
Settlement of taxes withheld on equity compensation awards	(6.5)	(16.3)

Cash provided (required) by financing activities	(265.3)	35.6

Effect of exchange rate changes on cash and cash equivalents	15.4	5.1

Increase (decrease) in cash and cash equivalents	(83.9)	148.7
Cash and cash equivalents, beginning of period	340.1	129.5

Cash and cash equivalents, end of period	$256.2	$278.2

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

In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. We have evaluated subsequent events through August 7, 2009, which is the date that these financial statements were issued. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of those for the full year. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation. Effective January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” In accordance with SFAS No. 160, noncontrolling interests (previously shown as minority interest) are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated statements of income and shown as a component of equity in the consolidated balance sheets.

We have corrected an immaterial error in the accompanying consolidated statement of cash flows for the six months ended June 30, 2008. The correction relates to the minimum tax withholding paid to taxing authorities on behalf of employees for share-based compensation awards that is required to be classified as a financing activity in the statement of cash flows. The correction increased cash provided by operating activities for the six months ended June 30, 2008 by $16.3 million, with an offsetting decrease of $16.3 million in cash required by financing activities. The correction of error does not impact the net change in cash and cash equivalents and is not material to our previously reported consolidated statement of cash flows. Additionally, we have corrected an immaterial error in the accompanying consolidated balance sheet at December 31, 2008, related to tax items associated with the spin-off of John Bean Technologies Corporation (“JBT”) that duplicated certain amounts provided for in the loss on distribution of JBT. The correction decreased equity by $6.2 million, with an offsetting decrease of $5.4 million in other current assets and an increase in liabilities of discontinued operations of $0.8 million. The correction of error is not material to our previously reported consolidated balance sheet.

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

Prior to the spin-off, we received necessary regulatory approvals, including a private letter ruling from the Internal Revenue Service (“IRS”) regarding the tax-free status of the transaction for U.S. federal income tax purposes and a declaration of effectiveness from the SEC for JBT’s registration statement on Form 10. In connection with this transaction, JBT distributed $196.2 million to us which was used to repurchase stock and reduce our outstanding debt, pursuant to certain terms of the IRS private letter ruling.

Liabilities of businesses reported as discontinued operations included in the accompanying consolidated balance sheets represent other liabilities of $2.7 million and $3.5 million at June 30, 2009, and December 31, 2008, respectively. The consolidated statements of income include the following in discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Revenue	$—	$276.2	$—	$530.4
Income (loss) before income taxes	0.1	20.2	(0.2)	39.1
Income tax provision	—	12.6	—	18.4

Income (loss) from discontinued operations, net of income taxes	$0.1	$7.6	$(0.2)	$20.7

Note 3: Earnings Per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock options and restricted stock awards under the treasury stock method. We had an immaterial number of outstanding stock-based awards that were excluded from the computation of diluted EPS because they were anti-dilutive for the three and six months ended June 30, 2009. There were no outstanding stock-based awards excluded from the computation of diluted EPS for the three and six months ended June 30, 2008.

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2009	2008	2009	2008
Basic earnings per share attributable to FMC Technologies, Inc.:
Income from continuing operations	$105.9	$98.2	$177.2	$166.6

Weighted average number of shares outstanding	123.8	128.4	124.9	129.3

Basic earnings per share from continuing operations	$0.86	$0.77	$1.42	$1.29

Diluted earnings per share attributable to FMC Technologies, Inc.:
Income from continuing operations	$105.9	$98.2	$177.2	$166.6

Weighted average number of shares outstanding	123.8	128.4	124.9	129.3
Effect of dilutive securities:
Options on common stock	0.4	0.5	0.4	0.5
Restricted stock	1.3	1.5	1.3	1.4

Total shares and dilutive securities	125.5	130.4	126.6	131.2

Diluted earnings per share from continuing operations	$0.84	$0.75	$1.40	$1.27

Note 4: Inventories

Inventories consisted of the following:

(In millions)	June 30, 2009	December 31, 2008
Raw materials	$118.6	$124.8
Work in process	120.3	84.7
Finished goods	524.1	472.2

Gross inventories before LIFO reserves and valuation adjustments	763.0	681.7
LIFO reserves and valuation adjustments	(133.0)	(122.4)

Net inventories	$630.0	$559.3

Note 5: Derivative Financial Instruments

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

Interest rate swap instruments – The purpose of these instruments is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate. At June 30, 2009, we held three instruments which in aggregate hedge the interest expense on $100.0 million of variable-rate debt.

Foreign exchange rate forward contracts – The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At June 30, 2009, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian Dollar	23.1	18.6
Brazilian Real	(167.5)	(86.5)
Euro	96.3	135.5
British Pound	198.0	327.5
Malaysian Ringgit	70.0	19.8
Norwegian Krone	4,868.9	754.1
Singapore Dollar	179.4	123.4
US Dollar	(1,353.3)	(1,353.3)

Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of these instruments is to match offsetting currency payments for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At June 30, 2009, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian Real	(1.5)	(0.8)
Euro	7.8	10.9
British Pound	6.3	10.4
Norwegian Krone	(132.8)	(20.6)
US Dollar	1.5	1.5

The purpose of our foreign currency hedging activities is to manage the volatility associated with anticipated foreign currency purchases and sales created in the normal course of business. We primarily utilize forward exchange contracts with maturities of less than three years.

Our policy is to hold derivatives only for the purpose of hedging risks and not for trading purposes where the objective is solely to generate profit. Generally, we enter into hedging relationships such that changes in the fair values or cash flows of the transactions being hedged are expected to be offset by corresponding changes in the fair value of the derivatives. For derivative instruments that qualify as a cash flow hedge, the effective portion of the gain or loss of the derivative, which does not include the time value component of a forward currency rate, is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The following tables of all outstanding derivative instruments are based on estimated fair value amounts that have been determined using available market information and commonly accepted valuation methodologies in accordance with the requirements set forth in SFAS No. 157, “Fair Value Measurements.” Refer to Note 12 for further disclosures related to the fair value measurement process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and do not represent potential gains or losses on these agreements.

		Fair Value (in millions)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2009	December 31, 2008
Interest rate contracts	Long term assets – Derivative financial instruments	$0.5	$—
Foreign exchange contracts	Current assets – Derivative financial instruments	93.7	157.1
	Long term assets – Derivative financial instruments	13.6	30.3
	Current liabilities – Derivative financial instruments	(144.5)	(243.9)
	Long term liabilities – Derivative financial instruments	(16.3)	(64.3)

Total derivatives designated as hedging instruments		$(53.0)	$(120.8)

		Fair Value (in millions)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2009	December 31, 2008
Foreign exchange contracts	Current assets – Derivative financial instruments	$12.7	$197.5
	Long term assets – Derivative financial instruments	1.7	112.1
	Current liabilities – Derivative financial instruments	(17.0)	(200.5)
	Long term liabilities – Derivative financial instruments	(1.0)	(111.5)

Total derivatives not designated as hedging instruments		$(3.6)	$(2.4)

We recognized, in current earnings, $2.8 million and $3.4 million of losses on cash flow hedges for the three and six months ended June 30, 2009, respectively, because it is probable that the original forecasted transaction will not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive losses of $29.7 million and $84.9 million at June 30, 2009 and December 31, 2008, respectively. We expect to transfer approximately $24.9 million from accumulated OCI to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by 2012. The following tables present the impact of derivative instruments and their location within the accompanying consolidated statements of income for the three and six months ended June 30, 2009.

Derivatives in Cash Flow Hedging Relationships	Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2009	2009
Interest rate contracts	$1.8	$0.5
Foreign exchange contracts	43.6	36.3

Total	$45.4	$36.8

Derivatives in Cash Flow Hedging Relationships Location of Gain or (Loss) Reclassified From Accumulated OCI into Income	Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,	Six Months Ended June 30,
(In millions)	2009	2009
Foreign exchange contracts:
Revenue	$(13.8)	$(31.2)
Cost of sales	(11.6)	(20.1)
Selling, general and administrative expense	(0.1)	(0.3)

Total	$(25.5)	$(51.6)

Derivatives in Cash Flow Hedging Relationships Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In millions)	Three Months Ended June 30,	Six Months Ended June 30,
	2009	2009
Foreign exchange contracts:
Revenue	$4.1	$4.9
Cost of sales	(4.3)	(4.8)
Selling, general and administrative expense	—	—

Total	$(0.2)	$0.1

Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the consolidated balance sheets, and occasionally forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain or (Loss) Recognized in Income on Derivatives (Not Designated as Hedging Instruments)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments under SFAS No. 133)
(In millions)	Three Months Ended June 30,	Six Months Ended June 30,
	2009	2009
Foreign exchange contracts:
Revenue	$(1.0)	$(1.5)
Cost of sales	(0.6)	(0.6)
Other income (expense)	7.3	1.3

Total	$5.7	$(0.8)

Note 6: Income Taxes

As of June 30, 2009, we had gross unrecognized tax benefits of $31.1 million. This amount did not change significantly during the current quarter. In March 2009, the IRS concluded an examination of our U.S. federal income tax returns for our 2004 and 2005 tax years. We have filed an appeal with the IRS Office of Appeals with respect to proposed adjustments for these years related to our treatment of intercompany transfer pricing. We expect an opening conference with the IRS Office of Appeals on this matter in the fourth quarter of this year. At this time the ultimate outcome of this matter remains uncertain. However, management believes we were adequately reserved for this matter as of June 30, 2009.

It is reasonably possible that within 12 months, unrecognized tax benefits related to certain tax reporting positions taken in prior periods could decrease by up to $2.9 million due to the resolution of other tax matters under current examination in certain foreign jurisdictions.

Note 7: Debt

Long-term debt consisted of the following:

(In millions)	June 30, 2009	December 31, 2008
Revolving credit facilities	$280.0	$407.0
Commercial paper (1)	13.0	52.0
Property financing	8.4	8.5
Other	4.6	8.4

Total long-term debt	306.0	475.9
Less: current portion	(0.4)	(3.9)

Long-term debt, less current portion	$305.6	$472.0

(1)	Committed credit available under our five-year revolving credit facility maturing in December 2012 provides the ability to issue our commercial paper obligations on a long-term basis. Therefore, at June 30, 2009, as we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheets. Commercial paper borrowings as of June 30, 2009, had an average interest rate of 0.75%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Balance at beginning of period	$18.3	$14.2	$13.5	$12.4
Expense for new warranties	1.7	4.5	7.3	8.0
Adjustments to existing accruals	1.8	0.2	2.6	(0.1)
Claims paid	(3.3)	(3.4)	(4.9)	(4.8)

Balance at end of period	$18.5	$15.5	$18.5	$15.5

Note 9: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Service cost	$8.9	$10.2	$17.6	$20.2
Interest cost	9.8	13.4	19.4	26.8
Expected return on plan assets	(11.4)	(17.5)	(22.5)	(35.0)
Amortization of transition asset	(0.1)	(0.2)	(0.2)	(0.3)
Amortization of prior service cost	(0.1)	0.1	(0.1)	0.2
Amortization of actuarial losses, net	4.0	1.3	7.9	2.6

Net periodic benefit cost	$11.1	$7.3	$22.1	$14.5

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.2	0.3	0.3	0.6
Amortization of prior service benefit	(0.3)	(0.6)	(0.6)	(1.2)

Net periodic benefit (income)	$(0.1)	$(0.2)	$(0.2)	$(0.5)

Note 10: Stock-Based Compensation

We sponsor a stock-based compensation plan and have granted awards primarily in the form of nonvested stock awards (also known as restricted stock in the plan document). We recognize compensation expense for awards under the plan and the corresponding income tax benefits related to the expense. Stock-based compensation expense for nonvested stock awards was $5.4 million and $7.8 million for the three months ended June 30, 2009 and 2008, respectively, and $16.7 million and $13.3 million for the six months ended June 30, 2009 and 2008, respectively.

In the six months ended June 30, 2009, we granted the following restricted stock awards to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- average grant date fair value
Time-based	404
Performance-based	195	*
Market-based	98	*

Granted during the six months ended June 30, 2009	697		$26.75

*	Assumes target payout

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

Note 11: Stockholders’ Equity

On May 15, 2009, we amended our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 195 million shares to 300 million shares.

There were no cash dividends declared during the six months ended June 30, 2009 or 2008.

We have been authorized by our Board of Directors to repurchase up to 30 million shares and $95.0 million of our issued and outstanding common stock. We completed the purchases under the $95.0 million authorized plan in 2008. Total shares of common stock purchased under the $95.0 million authorized plan were 1.8 million. We purchased 1.4 million shares under the 30 million share repurchase program during the second quarter of 2009. Through June 30, 2009, we made the following purchases under the buyback programs:

	2009		2008
(In millions, except share data)	Shares	$	Shares	$
Total purchased to date – January 1,	22,125,164	$817.8	16,422,053	$493.8
Treasury stock repurchases – first quarter	1,537,800	43.5	1,621,056	88.8

Total purchased to date – March 31,	23,662,964	$861.3	18,043,109	$582.6
Treasury stock repurchases – second quarter	1,439,304	52.2	1,239,340	81.0

Total purchased to date – June 30,	25,102,268	$913.5	19,282,449	$663.6
Treasury stock repurchases – third quarter	*	*	2,842,715	154.2

Total purchased to date – September 30,	*	*	22,125,164	$817.8
Treasury stock repurchases – fourth quarter	*	*	—	—

Total purchased to date – December 31,	*	*	22,125,164	$817.8

*	Not yet applicable

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. The treasury shares are accounted for using the cost method.

During the six months ended June 30, 2009, 0.8 million shares were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2008, 1.3 million shares were issued from treasury stock.

Comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Net income attributable to FMC Technologies, Inc.	$106.0	$105.8	$177.0	$187.3
Foreign currency translation adjustments	58.3	16.4	56.5	43.8
Net deferral of hedging gains, net of tax (1)	43.4	7.6	55.2	30.0
Amortization of pension and other postretirement benefit losses, net of tax	0.3	(0.1)	4.5	0.3
Deferral of unrealized losses on investments, net of tax	—	—	1.9	—

Comprehensive income	$208.0	$129.7	$295.1	$261.4

(1)	See additional disclosure related to hedging activity in Note 5.

Accumulated other comprehensive loss consisted of the following:

(In millions)	June 30, 2009	December 31, 2008
Cumulative foreign currency translation adjustments	$(65.5)	$(122.0)
Cumulative deferral of hedging gains, net of tax (1)	(29.7)	(84.9)
Cumulative deferral of pension and other postretirement benefit losses, net of tax	(195.1)	(199.6)
Cumulative unrealized losses on investments, net of tax	—	(1.9)

Accumulated other comprehensive loss	$(290.3)	$(408.4)

(1)	See additional disclosure related to hedging activity in Note 5.

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

Note 12: Fair Value of Assets and Liabilities

We adopted SFAS No. 157, “Fair Value Measurements,” as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which provided a one-year deferral of the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and was effective January 1, 2009. The adoption of this standard had no impact on our consolidated financial results.

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2009, are as follows:

(In millions)	Total	Level 1	Level 2	Level 3
Assets
Investments	$23.7	$23.7	$—	$—
Derivatives (1)	122.2	—	122.2	—

Total assets	$145.9	$23.7	$122.2	$—

Liabilities
Derivatives (1)	$178.8	$—	$178.8	$—

(1)	See additional disclosure related to derivative financial instruments in Note 5.

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. We manage the credit risk on financial instruments by transacting only with financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. We mitigate credit risk by executing contracts only with counterparties that consent to a master netting agreement, which permits the net settlement of the gross derivative assets against the gross derivative liabilities.

Fair value measurements for assets or liabilities are valued based on quoted prices in public markets that we have the ability to access. We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, a spread representing our credit spread is used. Our credit spread and the credit spread of other counterparties not publicly available are approximated by using the spread of similar companies in the same industry, of similar size and with the same credit rating. The derivative asset values presented in the preceding table were reduced by $0.8 million, and the derivative liability values reduced by $0.5 million to approximate fair value, including credit risk.

At the present time, we have no credit-risk-related contingent features in our agreements with the financial institutions which would require us to post collateral for derivative positions in a liability position.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim financial statements of publicly traded companies. FSP FAS 107-1 and APB 28-1 were effective for interim and annual reporting periods beginning after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009. Other than the following required disclosures, the adoption had no impact on our results of operations or financial position.

Other fair value disclosures—The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper, and debt associated with revolving credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value because of their short-term maturities.

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

Note 14: Business Segment Information

Segment revenue and segment operating profit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Revenue
Energy Production Systems	$933.9	$947.7	$1,806.2	$1,801.7
Energy Processing Systems	174.1	220.8	355.1	424.6
Other revenue (1) and intercompany eliminations	(4.2)	9.6	(4.5)	(8.1)

Total revenue	$1,103.8	$1,178.1	$2,156.8	$2,218.2

Income before income taxes:
Segment operating profit:
Energy Production Systems	$140.1	$104.9	$244.5	$200.0
Energy Processing Systems	28.5	42.9	57.0	82.1

Total segment operating profit	168.6	147.8	301.5	282.1
Corporate items:
Corporate expense (2)	(9.1)	(9.9)	(15.9)	(18.8)
Other revenue (1) and other expense, net (3)	(5.8)	0.2	(30.8)	(24.2)
Net interest income (expense)	(2.3)	0.1	(4.4)	0.1

Total corporate items	(17.2)	(9.6)	(51.1)	(42.9)

Income from continuing operations before income taxes attributable to FMC Technologies, Inc.	$151.4	$138.2	$250.4	$239.2

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.
(2)	Corporate expense primarily includes corporate staff expenses.
(3)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and assets were as follows:

(In millions)	June 30, 2009	December 31, 2008
Segment operating capital employed (1):
Energy Production Systems	$1,060.4	$917.2
Energy Processing Systems	234.0	243.0
Intercompany eliminations	(0.1)	(0.1)

Total segment operating capital employed	1,294.3	1,160.1
Segment liabilities included in total segment operating capital employed (2)	1,448.6	1,493.7
Corporate (3)	460.2	927.1

Total assets	$3,203.1	$3,580.9

Segment assets:
Energy Production Systems	$2,364.3	$2,242.1
Energy Processing Systems	382.4	413.7
Intercompany eliminations	(3.8)	(2.0)

Total segment assets	2,742.9	2,653.8
Corporate (3)	460.2	927.1

Total assets	$3,203.1	$3,580.9

(1)	FMC’s management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes, LIFO inventory reserves and the fair value of derivatives.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the SEC, our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, those described under Risk Factors in Item 1A of our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 27, 2009.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months Ended June 30,		Change
(In millions, except %)	2009	2008	$	%
Revenue	$1,103.8	$1,178.1	(74.3)	(6.3)
Costs and expenses:
Cost of sales	856.2	934.3	(78.1)	(8.4)
Selling, general and administrative expense	91.8	94.9	(3.1)	(3.3)
Research and development expense	10.7	10.8	(0.1)	(0.9)

Total costs and expenses	958.7	1,040.0	(81.3)	(7.8)
Other expense, net	9.4	0.5	8.9	*
Net interest expense	(2.3)	0.1	(2.4)	*

Income before income taxes	152.2	138.7	13.5	9.7
Provision for income taxes	45.5	40.0	5.5	13.8

Income from continuing operations	106.7	98.7	8.0	8.1
Income (loss) from discontinued operations, net of income taxes	0.1	7.6	(7.5)	*

Net income	106.8	106.3	0.5	0.5
Less: net income attributable to noncontrolling interests	(0.8)	(0.5)	(0.3)	*

Net income attributable to FMC Technologies, Inc	$106.0	$105.8	0.2	0.2

*	Not meaningful

Our total revenue for the three months ended June 30, 2009, decreased $74.3 million compared to the same period in 2008, which included a $186.6 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenues grew by $112.3 million during the second quarter of 2009, compared to the same period in 2008, primarily as a result of our Energy Production businesses. The revenue increase was partially offset by a decline in Energy Processing revenues resulting primarily from the weaker North American rig count due to the deterioration of oil and gas prices.

Gross profit (revenue less cost of sales) totaled $247.6 million, or 22.4% of revenues, for the quarter ended June 30, 2009, and was 1.7 percentage points above the gross profit margins generated in the quarter ended June 30, 2008. The margin improvement was primarily attributable to an improved portfolio of projects in our subsea business and better project execution during the second quarter of 2009. In addition, margins during the second quarter of 2009 reflect the benefit of the recovery of previously written off bad debts. On an absolute dollar basis, gross profit increased by $3.8 million compared to the prior-year period. Excluding the impact of foreign currency translation, gross profit on an absolute dollar basis would have increased $37.2 million in the second quarter of 2009, as compared to the same period in 2008.

Selling, general and administrative (“SG&A”) expense for the second quarter of 2009 decreased by $3.1 million compared to the prior-year quarter. The decrease was driven by cost containment initiatives to align current business activities and the benefit of the strengthening of the US dollar in the second quarter of 2009 compared to the second quarter of 2008. The impact of foreign currency translation favorably impacted SG&A expense by $7.5 million in the second quarter of 2009.

Other expense, net, reflected $7.6 million and $1.3 million in gains on foreign currency derivative instruments, for which hedge accounting is not applied, for the three months ended June 30, 2009 and 2008, respectively. Additionally, we recognized $2.0 million in gains for the three months ended June 30, 2009, compared to $0.5 million in expense during the second quarter of 2008, associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan.

Net interest expense increased $2.4 million in the second quarter of 2009, compared to the same period in 2008, primarily due to higher average debt levels for the quarter ended June 30, 2009.

Our income tax provisions for the second quarter of 2009 and 2008 reflect effective tax rates of 30.0% and 28.9%, respectively. The increase in the effective rate in 2009 was primarily due to a decrease in favorable foreign tax benefits and the U.S. tax cost of repatriating foreign earnings, partially offset by a favorable change in the country mix of earnings. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates and the impact of foreign earnings repatriation.

Our discontinued operations generated income of $0.1 million and $7.6 million during the three months ended June 30, 2009 and 2008, respectively. The income in 2009 represents favorable adjustments to expenses incurred related to the spin-off of JBT which occurred in July 2008. The income in 2008 was primarily attributable to the operating results of JBT.

Business Outlook

The long-term outlook for our businesses remains generally favorable despite the impact of the protracted global recession and ongoing uncertainty in the equity and credit markets that commenced in the second half of 2008 and the declining North American rig count seen in the first half of 2009. Consequently, there have been several downward revisions to estimates for global hydrocarbon demand. However, management believes that global demand for hydrocarbons will strengthen and the impact of the existing macroeconomic disruptions will ultimately self-correct.

Management remains cautiously optimistic about business levels in 2009. Current markets are reflective of the impact of the decline in both crude oil and natural gas prices since the summer of 2008, resulting in a significant reduction in the number of land-based rigs operating in North America, as well as the delay of large subsea orders. As a result of the weakening in commodity prices from their historic highs last summer, overall demand for exploration and production activity is expected to remain soft for the balance of 2009.

We estimate that our full-year 2009 diluted earnings per share from continuing operations will be within the range of $2.55 to $2.65.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	Three Months Ended June 30,		Favorable/ (Unfavorable)
(In millions, except %)	2009	2008	$	%
Revenue
Energy Production Systems	$933.9	$947.7	(13.8)	(1.5)
Energy Processing Systems	174.1	220.8	(46.7)	(21.2)
Other revenue and intercompany eliminations	(4.2)	9.6	(13.8)	*

Total revenue	$1,103.8	$1,178.1	(74.3)	(6.3)

Segment Operating Profit
Energy Production Systems	$140.1	$104.9	35.2	33.6
Energy Processing Systems	28.5	42.9	(14.4)	(33.6)

Total segment operating profit	168.6	147.8	20.8	14.1

Corporate Items
Corporate expense	(9.1)	(9.9)	0.8	8.1
Other revenue and other (expense), net	(5.8)	0.2	(6.0)	*
Net interest income (expense)	(2.3)	0.1	(2.4)	*

Total corporate items	(17.2)	(9.6)	(7.6)	(79.2)

Income from continuing operations before income taxes	151.4	138.2	13.2	9.6
Provision for income taxes	45.5	40.0	(5.5)	(13.8)

Income from continuing operations	105.9	98.2	7.7	7.8
Income (loss) from discontinued operations, net of income taxes	0.1	7.6	(7.5)	*

Net income attributable to FMC Technologies, Inc.	$106.0	$105.8	0.2	0.2

*	Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue for the three months ended June 30, 2009, decreased $13.8 million compared to the same period in 2008, which included a $177.3 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenues grew by $163.5 million during the first half of 2009. The increase was attributable primarily to an improved portfolio of projects in our subsea business and better project execution during the second quarter of 2009. Further, international activity levels in our surface wellhead business have seen modest improvement, but this was more than offset by the decline in the North America surface wellhead markets.

Energy Production Systems’ operating profit totaled $140.1 million, or 15.0% of revenues, for the three months ended June 30, 2009, and was 3.9 percentage points above the operating profit generated in the comparable prior-year period. The margin improvement resulted primarily from an improved portfolio of projects in our subsea business and better project execution during the second quarter of 2009. In addition, margins during the second quarter of 2009 reflect the benefit of the recovery of previously written off bad debts. We do not anticipate that margins will remain at this level during the remainder of the year. On an absolute dollar basis, operating profit increased by $35.2 million compared to the prior-year period. Excluding the impact of foreign currency translation, operating profit on an absolute dollar basis would have increased $58.4 million in the first half of 2009 as compared to the same period in 2008.

Energy Processing Systems

Energy Processing Systems’ revenue was $46.7 million lower for the second quarter of 2009, compared to the same period in 2008. The decrease was driven primarily by reduced demand for fluid control products resulting from weaker oil and gas prices and the consequential decline in the North American rig count, and to a lesser extent, lower measurement solutions revenues as a result of project timing during the second quarter 2009, as compared to the prior-year quarter. The increases were partially offset by the effect of the strengthening of the US dollar in the second quarter of 2009, as compared to the prior-year period.

Energy Processing Systems’ operating profit in the second quarter of 2009 decreased by $14.4 million compared to the same period in 2008, primarily reflecting the decline in product sales volumes.

Corporate Items

Our corporate items reduced earnings by $17.2 million for the three months ended June 30, 2009, compared to $9.6 million for the same period in 2008. The increase in expense reflects the reduction of foreign currency gains of $6.1 million. We also experienced increased medical expenses of $2.4 million associated with our self insured medical plans due to several large claims reported during the second quarter of 2009. Additionally, we had increased interest expense of $2.4 million as a result of higher average borrowings for the quarter ended June 30, 2009. These items were partially offset by lower compensation expense of $2.9 million for company stock and investments held in an employee benefit trust for our non-qualified deferred compensation plan.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the three and six months ended June 30, 2009, and the impact of translation on the previous quarter’s backlog. Backlog translation positively affected orders by $136.4 million and $94.3 million for the three months ended June 30, 2009 and 2008, respectively, and by $185.5 million and $226.3 million for the six months ended June 30, 2009 and 2008, respectively.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Energy Production Systems	$669.0	$987.3	$1,283.3	$1,900.4
Energy Processing Systems	147.5	203.5	294.0	461.3
Intercompany eliminations	(2.2)	9.5	(2.9)	(7.9)

Total inbound orders	$814.3	$1,200.3	$1,574.4	$2,353.8

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	June 30, 2009	December 31, 2008	June 30, 2008
Energy Production Systems	$2,822.1	$3,345.0	$4,261.2
Energy Processing Systems	252.0	313.2	367.2
Intercompany eliminations	(4.6)	(7.0)	(2.2)

Total order backlog	$3,069.5	$3,651.2	$4,626.2

Energy Productions Systems’ order backlog at June 30, 2009, decreased by $522.9 million compared to year-end 2008, as new orders in the quarter did not replace the converted backlog. Lower inbound orders are the result of the current economic downturn and an uncertain economic outlook. Backlog of $2.8 billion at June 30, 2009 includes BP’s Block 18 projects; Petrobras’ Cascade, Tambau and GLL-9; Shell’s Gumusut; StatoilHydro’s Ormen Lange Phase II, Vega, Asgard, and Gjoa; Total’s Pazflor; Tullow’s Jubilee and Woodside’s Pluto subsea projects.

Energy Processing Systems’ order backlog at June 30, 2009, decreased by $61.2 million compared to year-end 2008, and by $115.2 million compared to June 30, 2008. The decrease resulted primarily from the drawdown on a significant project in the material handling business and decreased demand for fluid control products resulting from weaker oil and gas prices and a lower North American rig count.

Additionally, an uncertain economic outlook has resulted in project awards being postponed or cancelled in both segments.

CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Six Months Ended June 30,		Change
(In millions, except %)	2009	2008	$	%
Revenue	$2,156.8	$2,218.2	(61.4)	(2.8)
Costs and expenses:
Cost of sales	1,700.4	1,776.5	(76.1)	(4.3)
Selling, general and administrative expense	182.6	175.6	7.0	4.0
Research and development expense	21.3	20.7	0.6	2.9

Total costs and expenses	1,904.3	1,972.8	(68.5)	(3.5)
Other expense, net	3.3	(5.3)	8.6	*
Net interest expense	(4.4)	0.1	(4.5)	*

Income before income taxes	251.4	240.2	11.2	4.7
Provision for income taxes	73.2	72.6	0.6	0.8

Income from continuing operations	178.2	167.6	10.6	6.3
Income (loss) from discontinued operations, net of income taxes	(0.2)	20.7	(20.9)	*

Net income	178.0	188.3	(10.3)	(5.5)
Less: net income attributable to noncontrolling interests	(1.0)	(1.0)	—	—

Net income attributable to FMC Technologies, Inc	$177.0	$187.3	(10.3)	(5.5)

*	Not meaningful

Our total revenue for the six months ended June 30, 2009, decreased $61.4 million compared to the same period in 2008, which included a $364.6 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenues grew by $303.2 million during the first half of 2009, primarily as a result of our Energy Production businesses. The revenue increase was partially offset by a decline in Energy Processing revenues resulting primarily from the deterioration of oil and gas prices which led to the weaker North American rig count.

Gross profit (revenue less cost of sales) totaled $456.4 million, or 21.2% of revenues, for the six months ended June 30, 2009, and was 1.3 percentage points above the gross profit margins generated in the six months ended June 30, 2008. The margin improvement resulted primarily from an improved portfolio of projects in our subsea business and better project execution during the first half of 2009. On an absolute dollar basis, gross profit increased by $14.7 million compared to the prior-year period. Excluding the impact of foreign currency translation, gross profit on an absolute dollar basis would have increased $68.0 million in the first half of 2009, as compared to the same period in 2008.

SG&A expense increased by $7.0 million during the six months ended June 30, 2009 compared to the prior-year period, which includes a benefit of $15.3 million from the strengthening of the US dollar. The increase was driven by higher pension expense of

$7.6 million and additional stock-based compensation expense of $3.4 million, which includes the accelerated vesting of certain stock awards in accordance with our stock-based compensation plan. Additionally, we had increased spending in our Energy Production businesses due to higher staff expenses and increased bid activity.

Other expense, net, reflected $1.5 million in gains and $2.8 million in losses on foreign currency derivative instruments, for which hedge accounting is not applied, for the six months ended June 30, 2009 and 2008, respectively. Additionally, we recognized $1.1 million in gains for the six months ended June 30, 2009, compared to $2.3 million in expense in the comparable period associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan.

Net interest expense increased $4.5 million in the first six months of 2009, compared to the same period in 2008, primarily due to higher average debt levels for the six months ended June 30, 2009.

Our income tax provisions during the first six months of 2009 and 2008 reflect effective tax rates of 29.2% and 30.3%, respectively. The decrease in the effective rate in 2009 was primarily due to a favorable change in the country mix of earnings, partially offset by a decrease in favorable foreign tax benefits and the U.S. tax cost of repatriating foreign earnings. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates and the impact of foreign earnings repatriation.

Our discontinued operations generated a loss of $0.2 million during the six months ended June 30, 2009, compared to income of $20.7 million for the same period in 2008. The loss in 2009 represents additional expenses related to the spin-off of JBT which occurred in July 2008. The income in 2008 was primarily attributable to the operating results of JBT.

OPERATING RESULTS OF BUSINESS SEGMENTS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

	Six Months Ended June 30,		Favorable/ (Unfavorable)
(In millions, except %)	2009	2008	$	%
Revenue
Energy Production Systems	$1,806.2	$1,801.7	4.5	0.2
Energy Processing Systems	355.1	424.6	(69.5)	(16.4)
Other revenue and intercompany eliminations	(4.5)	(8.1)	3.6	44.4

Total revenue	$2,156.8	$2,218.2	(61.4)	(2.8)

Segment Operating Profit
Energy Production Systems	$244.5	$200.0	44.5	22.3
Energy Processing Systems	57.0	82.1	(25.1)	(30.6)

Total segment operating profit	301.5	282.1	19.4	6.9
Corporate Items
Corporate expense	(15.9)	(18.8)	2.9	15.4
Other revenue and other expense, net	(30.8)	(24.2)	(6.6)	(27.3)
Net interest income (expense)	(4.4)	0.1	(4.5)	*

Total corporate items	(51.1)	(42.9)	(8.2)	(19.1)

Income from continuing operations before income taxes	250.4	239.2	11.2	4.7
Provision for income taxes	73.2	72.6	(0.6)	(0.8)

Income from continuing operations	177.2	166.6	10.6	6.4
Income (loss) from discontinued operations, net of income taxes	(0.2)	20.7	(20.9)	*

Net income attributable to FMC Technologies, Inc.	$177.0	$187.3	(10.3)	(5.5)

*	Not meaningful

Energy Production Systems

Energy Production Systems’ revenue for the six months ended June 30, 2009, increased $4.5 million compared to the same period in 2008, which included a $347.8 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenues grew by $352.3 million during the first half of 2009. The increase was driven primarily by an improved portfolio of projects in our subsea business and better project execution during the first half of 2009. Further, international activity levels in our surface wellhead business have seen modest improvement, but this was more than offset by the decline in the North America surface wellhead markets.

Energy Production Systems’ operating profit totaled $244.5 million, or 13.5% of revenues, for the six months ended June 30, 2009, and was 2.4 percentage points above the operating profit generated in the comparable prior-year period. The margin improvement was driven primarily by an improved portfolio of projects in our subsea business and better project execution during the first half of 2009. On an absolute dollar basis, operating profit increased by $44.5 million compared to the prior-year period. Excluding the impact of foreign currency translation, operating profit on an absolute dollar basis would have increased $78.1 million in the first half of 2009, as compared to the same period in 2008.

Energy Processing Systems

Energy Processing Systems’ revenue was $69.5 million lower for the first six months of 2009, compared to the same period in 2008. The decrease was driven primarily by reduced demand for fluid control products resulting from weaker oil and gas prices and the consequential decline in the North American rig count, partially offset by the effect of the strengthening of the US dollar in 2009.

Energy Processing Systems’ operating profit in the first half of 2009 decreased by $25.1 million compared to the same period in 2008, primarily reflecting the decline in product sales volumes.

Corporate Items

Our corporate items reduced earnings by $51.1 million for the six months ended June 30, 2009, compared to $42.9 million for the same period in 2008. The increase in expense primarily reflects additional employee stock-based compensation expense of $3.1 million, which includes the accelerated vesting of certain stock awards in accordance with our stock-based compensation plan and an increase in pension expense of $7.6 million for the six months ended June 30, 2009, compared to the prior-year period. To a lesser extent, we had increased interest expense of $4.5 million as a result of higher average borrowings during the first six months of 2009. These items were partially offset by the reduction in foreign currency losses of $4.3 million and the reduction of corporate staff expenses of $2.9 million.

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations, and when needed, through various credit facilities.

We were in a net debt position at June 30, 2009. Net debt is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net debt.

(In millions)	June 30, 2009	December 31, 2008
Cash and cash equivalents	$256.2	$340.1
Short-term debt and current portion of long-term debt	(25.0)	(23.0)
Long-term debt, less current portion	(305.6)	(472.0)

Net debt	$(74.4)	$(154.9)

Our net debt decreased during the first half of 2009 primarily as a result of cash generated from operations, which more than offset the repurchases of our common stock of $95.7 million and the capital expenditures of $54.9 million.

Cash Flows

During the six months ended June 30, 2009, we generated $203.7 million in cash flows from operating activities of continuing operations compared to $166.8 million during the comparable prior-year period. The year-over-year improvement is primarily attributable to overpayments of taxes made in 2008 which will be applied to the current year tax liability, partially offset by increased working capital during the first half of 2009. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. Increased working capital investment was partially offset by improved profitability levels.

During the six months ended June 30, 2009, cash flows required by investing activities of continuing operations totaled $36.7 million, which represents amounts required to fund capital expenditures of $54.9 million. Capital expenditures during the six months ended June 30, 2009, decreased by $23.5 million from the prior-year period, reflecting the lower spending on subsea capacity additions and offshore tooling and the completion of intervention assets for Energy Production Systems. Capital expenditures were offset by $18.2 million in proceeds from the disposal of assets and the sale of other investments during the first six months of 2009 compared to $1.0 million in the same period in 2008.

Cash required by financing activities of continuing operations was $265.3 million for the six months ended June 30, 2009, compared to cash provided by financing activities of $35.6 million for the six months ended June 30, 2008. We reduced our net borrowings by $165.1 million for the six months ended June 30, 2009, compared to increased net borrowings of $196.3 million for the comparable prior-year period. Under our share repurchase authorization program, we repurchased 3.0 million shares for $95.7 million and 2.9 million shares for $169.8 million for the six months ended June 30, 2009 and 2008, respectively. Additionally, we settled taxes withheld on equity compensation awards of $6.5 million and $16.3 million for the six months ended June 30, 2009 and 2008, respectively, related to stock awards that vested or were exercised.

Debt and Liquidity

The following is a summary of our credit facilities at June 30, 2009:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding		Letters of Credit	Unused Capacity	Maturity
			(a	)
Five-year committed revolving credit facility	$600.0	$280.0	$13.0		$35.1	$271.9	December 2012
364-day revolving committed credit agreement	350.0	—	—		—	350.0	January 2010
One-year revolving credit facility	5.0	—	—		—	5.0	December 2009

	$955.0	$280.0	$13.0		$35.1	$626.9

(a)	Under our commercial paper program, we have the ability to access up to $500.0 million of short-term financing though our commercial paper dealers. Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.

Committed credit available under our five-year revolving credit facility maturing in December 2012 provides the ability to issue our commercial paper obligations on a long-term basis. We had $13.0 million of commercial paper issued under this facility at June 30, 2009. Therefore, at June 30, 2009, as we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheets.

Credit risk analysis

Valuations of derivative assets and liabilities reflect the value of the instruments, including the values associated with counterparty risk. These values must also take into account our credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Our methodology includes the impact of both counterparty and our own credit standing. Additional information about credit risk is incorporated herein by reference from Note 12 to our consolidated financial statements included in Item 1 of this Interim Report on Form 10-Q.

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

We are projecting to spend approximately $65.1 million during the second half of 2009 for capital expenditures primarily for improvements to our manufacturing and service capabilities. We anticipate contributing approximately $26.1 million to our pension plans during the remainder of the year. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

We have $626.9 million in capacity available under our bank lines that we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions or mergers meet our standards. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of our critical accounting estimates. During the six months ended June 30, 2009, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and 124-2 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP FAS 115-2 and 124-2 were effective for interim and annual reporting periods beginning after June 15, 2009. The adoption of FSP FAS 115-2 and 124-2 for the quarter ended June 30, 2009, had no impact on our results of operations or financial position.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional authoritative guidance to assist in determining whether a market is active or inactive, and whether a transaction is distressed. FSP FAS 157-4 is effective for interim and annual reporting periods beginning after June 15, 2009. The adoption of FSP FAS 157-4 for the quarter ended June 30, 2009, had no impact on our results of operations or financial position.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim financial statements of publicly traded companies. FSP FAS 107-1 and APB 28-1 were effective for interim and annual reporting periods beginning after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009. Other than the required disclosures (Note 12), the adoption had no impact on our results of operations or financial position.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. We have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the six months ended June 30, 2009.

ITEM 1A. RISK FACTORS

There have been no material changes in our Risk Factors as set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended June 30, 2009.

In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock split on August 31, 2007, the authorization was increased to 30 million shares. In July 2008, the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock in addition to the 30 million shares described above.

The following table summarizes repurchases of our common stock during the three months ended June 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2009 – April 30, 2009	675,994	$33.63	671,404	7,475,642
May 1, 2009 – May 31, 2009	417,680	$37.48	407,800	7,067,842
June 1, 2009 – June 30, 2009	385,530	$39.69	360,100	6,707,742

Total	1,479,204	$36.30	1,439,304	6,707,742

(a)	Represents 1,439,304 shares of common stock repurchased and held in treasury and 39,900 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 30,500 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended June 30, 2009.
(b)	As of June 30, 2009, there were no remaining shares available for purchase under the July 2008 Board of Directors authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on May 15, 2009 for the purpose of re-electing five directors, approving the amendment to the Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock by 105 million shares and voting on any other business properly brought before the meeting.

All of the nominees for directors, as listed in the proxy statement, were re-elected by the following votes:

Peter D. Kinnear	For:	109,882,334 votes
	Withheld:	5,342,163 votes

Mike R. Bowlin	For:	111,787,448 votes
	Withheld:	3,437,049 votes

Philip J. Burguieres	For:	111,256,054 votes
	Withheld:	3,968,443 votes

Edward J. Mooney	For:	101,176,756 votes
	Withheld:	14,047,741 votes

James M. Ringler	For:	108,074,367 votes
	Withheld:	7,150,130 votes

The following directors’ terms of office continued after the meeting: C. Maury Devine, Thorleif Enger, Claire S. Farley, Thomas M. Hamilton, Joseph H. Netherland, and Richard A. Pattarozzi.

The proposed amendment to the Amended and Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 195 million shares to 300 million shares was approved by the following votes:

For:	97,745,891 votes
Against:	17,381,527 votes
Abstain:	97,078 votes

There was no other business voted upon at the meeting.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description

3.1	Amended and Restated Certificate of Incorporation

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.

(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President, Controller and duly authorized officer

Date: August 7, 2009

EXHIBIT INDEX

Number in Exhibit Table	Description

3.1	Amended and Restated Certificate of Incorporation

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.