Form 10-Q
period 2009-09-30
FMC TECHNOLOGIES INC
filed 2009-11-03
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2009
Common Stock, par value $0.01 per share	122,173,816

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$1,088.4	$1,127.6	$3,245.2	$3,345.8
Costs and expenses:
Cost of sales	835.7	888.2	2,536.1	2,664.7
Selling, general and administrative expense	98.4	82.2	281.0	257.8
Research and development expense	13.1	12.2	34.4	32.9

Total costs and expenses	947.2	982.6	2,851.5	2,955.4
Other expense, net	(5.7)	(6.2)	(2.4)	(11.5)

Income before net interest expense and income taxes	135.5	138.8	391.3	378.9
Net interest expense	(2.1)	(0.9)	(6.5)	(0.8)

Income from continuing operations before income taxes	133.4	137.9	384.8	378.1
Provision for income taxes	41.6	45.1	114.8	117.7

Income from continuing operations	91.8	92.8	270.0	260.4
Income (loss) from discontinued operations, net of income taxes	0.4	(9.7)	0.2	11.0

Net income	92.2	83.1	270.2	271.4
Less: net income attributable to noncontrolling interests	(0.6)	(0.4)	(1.6)	(1.4)

Net income attributable to FMC Technologies, Inc.	$91.6	$82.7	$268.6	$270.0

Basic earnings per share attributable to FMC Technologies, Inc. (Note 4):
Income from continuing operations	$0.74	$0.73	$2.15	$2.01
Income (loss) from discontinued operations	—	(0.08)	—	0.09

Basic earnings per share	$0.74	$0.65	$2.15	$2.10

Diluted earnings per share attributable to FMC Technologies, Inc. (Note 4):
Income from continuing operations	$0.73	$0.72	$2.13	$1.99
Income (loss) from discontinued operations	—	(0.08)	—	0.08

Diluted earnings per share	$0.73	$0.64	$2.13	$2.07

Weighted average shares outstanding (Note 4):
Basic	123.3	127.0	124.7	128.5

Diluted	124.7	129.0	126.1	130.5

Net income attributable to FMC Technologies, Inc.:
Income from continuing operations	$91.2	$92.4	$268.4	$259.0
Income (loss) from discontinued operations, net of income taxes	0.4	(9.7)	0.2	11.0

Net income attributable to FMC Technologies, Inc.	$91.6	$82.7	$268.6	$270.0

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Balance Sheets

(In millions, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$397.4	$340.1
Trade receivables, net of allowances of $9.7 in 2009 and $9.4 in 2008	935.1	996.1
Inventories (Note 5)	609.4	559.3
Derivative financial instruments (Note 6)	186.6	354.6
Prepaid expenses	28.6	24.2
Other current assets	168.2	164.0

Total current assets	2,325.3	2,438.3
Investments	140.5	151.2
Property, plant and equipment, net of accumulated depreciation of $401.7 in 2009 and $332.2 in 2008	564.2	494.9
Goodwill	144.7	128.7
Intangible assets, net	66.7	70.2
Deferred income taxes	115.0	123.4
Derivative financial instruments (Note 6)	42.4	142.4
Other assets	32.3	31.8

Total assets	$3,431.1	$3,580.9

Liabilities and equity
Current liabilities:
Short-term debt and current portion of long-term debt	$9.5	$23.0
Accounts payable, trade	350.5	439.8
Advance payments and progress billings	761.4	770.3
Derivative financial instruments (Note 6)	189.4	444.4
Other current liabilities	350.7	261.4
Income taxes payable	14.7	—
Current portion of accrued pension and other postretirement benefits	3.0	20.8
Deferred income taxes	76.9	0.1
Liabilities of discontinued operations (Note 3)	2.2	3.5

Total current liabilities	1,758.3	1,963.3
Long-term debt, less current portion (Note 8)	309.9	472.0
Accrued pension and other postretirement benefits, less current portion	202.2	182.1
Derivative financial instruments (Note 6)	46.2	175.8
Other liabilities	97.3	89.0
Commitments and contingent liabilities (Note 14)
Stockholders’ equity (Note 12):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2009 or 2008	—	—
Common stock, $0.01 par value, 300.0 and 195.0 shares authorized in 2009 and 2008, respectively; 143.2 shares issued in 2009 and 2008; 122.1 and 124.9 shares outstanding in 2009 and 2008, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.1 shares outstanding in 2009 and 2008	(5.8)	(6.3)
Common stock held in treasury, at cost; 21.0 and 18.1 shares in 2009 and 2008, respectively	(800.5)	(706.0)
Capital in excess of par value of common stock	706.6	728.7
Retained earnings	1,345.7	1,081.0
Accumulated other comprehensive loss	(240.1)	(408.4)

Total FMC Technologies, Inc. stockholders’ equity	1,007.3	690.4
Noncontrolling interests	9.9	8.3

Total equity	1,017.2	698.7

Total liabilities and equity	$3,431.1	$3,580.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2009	2008
Cash provided (required) by operating activities of continuing operations:
Net income attributable to FMC Technologies, Inc.	$268.6	$270.0
Income from discontinued operations, net of income taxes	(0.2)	(11.0)

Income from continuing operations	268.4	259.0
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	54.6	42.8
Amortization	10.1	10.6
Employee benefit plan costs	61.5	38.0
Deferred income tax provision	22.9	61.5
Unrealized loss on derivative instruments	14.7	3.7
Net (gain) loss on disposal of assets	(0.6)	0.2
Other	10.5	7.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	143.4	(167.3)
Inventories	(22.5)	(69.0)
Accounts payable, trade	(132.1)	25.2
Advance payments and progress billings	(83.7)	148.5
Other assets and liabilities, net	70.3	(40.2)
Income taxes payable	26.5	(84.8)
Accrued pension and other postretirement benefits, net	(28.7)	(20.6)

Cash provided by operating activities of continuing operations	415.3	214.8
Cash required by discontinued operations – operating	(1.2)	(9.5)

Cash provided by operating activities	414.1	205.3

Cash provided (required) by investing activities:
Capital expenditures	(76.0)	(117.8)
Proceeds from disposal of assets	18.8	3.1

Cash required by investing activities of continuing operations	(57.2)	(114.7)
Cash required by discontinued operations – investing	—	(4.7)

Cash required by investing activities	(57.2)	(119.4)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt and current portion of long-term debt	(11.3)	7.4
Net increase (decrease) in commercial paper	40.0	(2.0)
Net increase (decrease) in long-term debt	(205.5)	241.0
Issuance of capital stock	1.4	4.9
Purchase of treasury stock	(134.2)	(324.0)
Excess tax benefits	(0.4)	23.1
Proceeds on spin-off of JBT Corporation and affiliates	—	157.8
Other	(6.8)	(18.3)

Cash provided (required) by financing activities	(316.8)	89.9

Effect of exchange rate changes on cash and cash equivalents	17.2	0.7

Increase in cash and cash equivalents	57.3	176.5
Cash and cash equivalents, beginning of period	340.1	129.5

Cash and cash equivalents, end of period	$397.4	$306.0

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements of FMC Technologies, Inc. and its consolidated subsidiaries (“FMC”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by United States GAAP can be condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our accounting policies are in accordance with United States GAAP. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from our estimates.

In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. We have evaluated subsequent events through November 3, 2009, which is the date that these financial statements were issued. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of those for the full year. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

We have corrected an immaterial error in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2008. The correction relates to the minimum tax withholding paid to taxing authorities on behalf of employees for share-based compensation awards that is required to be classified as a financing activity in the statement of cash flows. The correction increased cash provided by operating activities for the nine months ended September 30, 2009 by $17.1 million, with an offsetting decrease of $17.1 million in cash required by financing activities. The correction of error does not impact the net change in cash and cash equivalents and is not material to our previously reported consolidated statement of cash flows. Additionally, we have corrected an immaterial error in the accompanying consolidated balance sheet at December 31, 2008, related to tax items associated with the spin-off of John Bean Technologies Corporation (“JBT”) that duplicated certain amounts provided for in the loss on distribution of JBT. The correction decreased equity by $6.2 million, with an offsetting decrease of $5.4 million in other current assets and an increase in liabilities of discontinued operations of $0.8 million. The correction of error is not material to our previously reported consolidated balance sheet.

Note 2: Recently Adopted Accounting Standards

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

Effective June 30, 2009, we adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events (see Note 1).

Effective April 1, 2009, we adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825-10-65, “Financial Instruments.” The adoption of ASC 825-10-65 did not have an impact on our consolidated results of operations or financial condition. See Note 13 for additional disclosures included in accordance with ASC 825-10-65.

Effective January 1, 2009, we adopted guidance issued by the FASB that relates to the presentation and accounting for noncontrolling interests, which is included in the Codification in ASC 810-10-65, “Consolidation.” In accordance with ASC 810-10-65, noncontrolling interests (previously shown as minority interest) are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated statements of income and shown as a component of equity in the consolidated balance sheets.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Effective January 1, 2009, we adopted guidance issued by the FASB that requires enhanced disclosures regarding derivative instruments and hedging activities, enabling a better understanding of their effects on an entity’s financial position, financial performance and cash flows. The guidance is included in the Codification in ASC 815-10, “Derivatives and Hedging.” See Note 6 for additional disclosures included in accordance with ASC 815-10.

Effective January 1, 2008, we adopted ASC 820-10, “Fair Value Measurements and Disclosures,” with respect to recurring financial assets and liabilities. We adopted ASC 820-10 on January 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Our adoption of the standard had no impact on our consolidated financial results. See Note 13 for additional disclosures included in accordance with ASC 820-10.

Note 3: Discontinued Operations

In October 2007, we announced the intention to spin-off 100% of our FoodTech and Airport Systems businesses (now JBT). On July 12, 2008, our Board of Directors approved the spin-off of the businesses to our shareholders. The spin-off was accomplished on July 31, 2008, through a tax-free dividend to our shareholders. We distributed 0.216 shares of JBT common stock for every share of our stock outstanding as of the close of business on July 22, 2008. We did not retain any shares of JBT common stock. JBT is now an independent public company traded on the New York Stock Exchange (NYSE: JBT). The results of JBT have been reported as discontinued operations for all periods presented.

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

Liabilities of businesses reported as discontinued operations included in the accompanying consolidated balance sheets represent other liabilities of $2.2 million and $3.5 million at September 30, 2009, and December 31, 2008, respectively. The consolidated statements of income include the following in discontinued operations:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$—	$82.0	$—	$612.5

Income (loss) before income taxes	$(0.1)	$(3.4)	$(0.3)	$35.6
Income tax (benefit) provision	(0.5)	6.3	(0.5)	24.6

Income (loss) from discontinued operations, net of income taxes	$0.4	$(9.7)	$0.2	$11.0

Note 4: Earnings Per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock options and restricted stock awards under the treasury stock method. There were no outstanding stock-based awards excluded from the computation of diluted EPS for the three and nine months ended September 30, 2009 and 2008.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following schedule is a reconciliation of the basic and diluted EPS computations:

(In millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings per share attributable to FMC Technologies, Inc.:
Income from continuing operations	$91.2	$92.4	$268.4	$259.0

Weighted average number of shares outstanding	123.3	127.0	124.7	128.5

Basic earnings per share from continuing operations	$0.74	$0.73	$2.15	$2.01

Diluted earnings per share attributable to FMC Technologies, Inc.:
Income from continuing operations	$91.2	$92.4	$268.4	$259.0

Weighted average number of shares outstanding	123.3	127.0	124.7	128.5
Effect of dilutive securities:
Options on common stock	0.3	0.5	0.4	0.5
Restricted stock	1.1	1.5	1.0	1.5

Total shares and dilutive securities	124.7	129.0	126.1	130.5

Diluted earnings per share from continuing operations	$0.73	$0.72	$2.13	$1.99

Note 5: Inventories

Inventories consisted of the following:

(In millions)	September 30, 2009	December 31, 2008
Raw materials	$108.9	$124.8
Work in process	121.0	84.7
Finished goods	522.9	472.2

Gross inventories before LIFO reserves and valuation adjustments	752.8	681.7
LIFO reserves and valuation adjustments	(143.4)	(122.4)

Net inventories	$609.4	$559.3

Note 6: Derivative Financial Instruments

We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and interest rates. We hold the following types of derivative instruments:

Interest rate swap instruments – The purpose of these instruments is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate. At September 30, 2009, we held three instruments which in aggregate hedge the interest expense on $100.0 million of variable-rate debt.

Foreign exchange rate forward contracts – The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At September 30, 2009, we held the following material positions:

(In millions)	Notional Amount Bought (Sold)
		USD Equivalent
Argentinean Peso	96.5	25.1
Australian Dollar	16.3	14.1
Brazilian Real	(31.1)	(17.4)
Euro	11.5	16.9
British Pound	119.9	190.0
Malaysian Ringgit	29.8	8.6
Norwegian Krone	3,642.6	626.2
Singapore Dollar	116.7	82.3
U.S. Dollar	(934.2)	(934.2)

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of these instruments is to match offsetting currency payments for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At September 30, 2009, our portfolio of these instruments included the following material positions:

(In millions)	Notional Amount Bought (Sold)
		USD Equivalent
Brazilian Real	(52.6)	(29.4)
Euro	7.1	10.4
British Pound	11.6	18.4
Norwegian Krone	(40.5)	(7.0)

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

The following tables of all outstanding derivative instruments are based on estimated fair value amounts that have been determined using available market information and commonly accepted valuation methodologies in accordance with the requirements set forth in ASC 820-10, “Fair Value Measurements and Disclosures.” Refer to Note 13 for further disclosures related to the fair value measurement process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and do not represent potential gains or losses on these agreements.

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (in millions)
		September 30, 2009	December 31, 2008
Interest rate contracts	Long-term liabilities – Derivative financial instruments	$(0.7)	$—
Foreign exchange contracts	Current assets – Derivative financial instruments	140.3	157.1
	Long-term assets – Derivative financial instruments	17.1	30.3
	Current liabilities – Derivative financial instruments	(147.7)	(243.9)
	Long-term liabilities – Derivative financial instruments	(18.4)	(64.3)

Total derivatives designated as hedging instruments		$(9.4)	$(120.8)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value (in millions)
		September 30, 2009	December 31, 2008
Foreign exchange contracts	Current assets – Derivative financial instruments	$46.3	$197.5
	Long-term assets – Derivative financial instruments	25.3	112.1
	Current liabilities – Derivative financial instruments	(41.7)	(200.5)
	Long-term liabilities – Derivative financial instruments	(27.1)	(111.5)

Total derivatives not designated as hedging instruments		$2.8	$(2.4)

We recognized in current earnings a $0.3 million gain and $3.1 million loss on cash flow hedges for the three and nine months ended September 30, 2009, respectively, because it is probable that the original forecasted transaction will not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive losses of $13.1 million and $84.9 million at September 30, 2009, and December 31, 2008, respectively. We expect to transfer approximately $12.7 million loss from accumulated OCI to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by 2012. The following tables present the impact of derivative instruments and their location within the accompanying consolidated statements of income for the three and nine months ended September 30, 2009.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Derivatives in Cash Flow Hedging Relationships	Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(In millions)	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2009
Interest rate contracts	$(1.2)	$(0.7)
Foreign exchange contracts	16.7	52.5

Total	$15.5	$51.8

Derivatives in Cash Flow Hedging Relationships Location of Gain or (Loss) Reclassified From Accumulated OCI into Income	Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
(In millions)	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2009
Foreign exchange contracts:
Revenue	$(8.1)	$(39.2)
Cost of sales	(1.6)	(21.6)
Selling, general and administrative expense	—	(0.3)

Total	$(9.7)	$(61.1)

Derivatives in Cash Flow Hedging Relationships Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In millions)	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2009
Foreign exchange contracts:
Revenue	$1.8	$6.7
Cost of sales	0.1	(4.7)
Selling, general and administrative expense	—	(0.1)

Total	$1.9	$1.9

Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the consolidated balance sheets, and occasionally forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain or (Loss) Recognized in Income on Derivatives (Not Designated as Hedging Instruments)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments under ASC 815-10)
(In millions)	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2009
Foreign exchange contracts:
Revenue	$(1.4)	$(2.9)
Cost of sales	(0.5)	(1.1)
Other income (expense)	(4.3)	(2.8)

Total	$(6.2)	$(6.8)

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Note 7: Income Taxes

As of September 30, 2009, we had gross unrecognized tax benefits of $33.2 million. This amount did not change significantly during the current quarter. In March 2009, the IRS concluded an examination of our U.S. federal income tax returns for our 2004 and 2005 tax years. We filed an appeal with the IRS Office of Appeals with respect to proposed adjustments for these years related to our treatment of intercompany transfer pricing. In October 2009, we participated in an opening conference with the IRS Office of Appeals on this matter. We expect to continue active discussions with the IRS on this matter during the first quarter of next year. At this time the ultimate outcome of this matter remains uncertain. However, management believes we were adequately reserved for this matter as of September 30, 2009.

It is reasonably possible that within 12 months, unrecognized tax benefits related to certain tax reporting positions taken in prior periods could decrease by up to $3.1 million due to the resolution of other tax matters under current examination in certain foreign jurisdictions.

Note 8: Debt

Long-term debt consisted of the following:

(In millions)	September 30, 2009	December 31, 2008
Revolving credit facilities	$205.0	$407.0
Commercial paper (1)	92.0	52.0
Property financing	8.2	8.5
Other	5.1	8.4

Total long-term debt	310.3	475.9
Less: current portion	(0.4)	(3.9)

Long-term debt, less current portion	$309.9	$472.0

(1)	Committed credit available under our five-year revolving credit facility maturing in December 2012 provides the ability to issue our commercial paper obligations on a long-term basis. Therefore, at September 30, 2009, as we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheets. Commercial paper borrowings as of September 30, 2009, had an average interest rate of 0.46%.

On January 13, 2009, we entered into a $350 million 364-day revolving committed credit agreement maturing in January 2010. Borrowings under the credit agreement accrue interest at a rate equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate, (2) the federal funds rate plus  1/2 of 1% or (3) the London Interbank Offered Rate (“LIBOR”) plus 1.00%; or (b) LIBOR plus 2.25%. The margin over LIBOR is variable and is determined based on our credit rating. Among other restrictions, the terms of the credit agreement include negative covenants related to liens and a financial covenant related to the debt-to-earnings ratio. We now have combined committed bank lines of $950 million, including a $600 million, five-year revolving credit facility that matures in December 2012.

Note 9: Warranty Obligations

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

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$18.5	$15.6	$13.5	$12.4
Expense for new warranties	11.4	0.7	18.7	8.8
Adjustments to existing accruals	(4.0)	0.3	(1.4)	0.2
Claims paid	(0.8)	(2.3)	(5.7)	(7.1)

Balance at end of period	$25.1	$14.3	$25.1	$14.3

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Note 10: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

(In millions)	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$9.3	$8.5	$26.9	$25.6
Interest cost	10.0	10.2	29.4	30.4
Expected return on plan assets	(11.6)	(13.1)	(34.1)	(39.3)
Amortization of transition asset	(0.2)	(0.1)	(0.4)	(0.4)
Amortization of prior service cost	(0.1)	0.1	(0.2)	0.2
Amortization of actuarial losses, net	4.1	0.9	12.0	2.9

Net periodic benefit cost	$11.5	$6.5	$33.6	$19.4

(In millions)	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.2	0.1	0.5	0.5
Amortization of prior service benefit	(0.3)	(0.4)	(0.9)	(1.1)
Recognized net loss	—	—	—	(0.1)

Net periodic benefit (income)	$(0.1)	$(0.2)	$(0.3)	$(0.6)

Note 11: Stock-Based Compensation

We sponsor a stock-based compensation plan and have granted awards primarily in the form of nonvested stock awards (also known as restricted stock in the plan document). We recognize compensation expense for awards under the plan and the corresponding income tax benefits related to the expense. Stock-based compensation expense for nonvested stock awards was $7.2 million and $7.7 million for the three months ended September 30, 2009 and 2008, respectively, and $23.9 million and $21.0 million for the nine months ended September 30, 2009 and 2008, respectively.

In the nine months ended September 30, 2009, we granted the following restricted stock awards to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- average grant date fair value
Time-based	435
Performance-based	195	*
Market-based	98	*

Granted during the nine months ended September 30, 2009	728		$27.51

*	Assumes target payout

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

Note 12: Stockholders’ Equity

On May 15, 2009, we amended our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 195 million shares to 300 million shares.

There were no cash dividends declared during the nine months ended September 30, 2009 or 2008.

We have been authorized by our Board of Directors to repurchase up to 30 million shares and $95.0 million of our issued and outstanding common stock. We completed the purchases under the $95.0 million authorized plan in 2008. Total shares of common stock purchased under the $95.0 million authorized plan were 1.8 million. We purchased 0.9 million shares under the 30 million share repurchase program during the third quarter of 2009. Through September 30, 2009, we made the following purchases under the buyback programs:

(In millions, except share data)	2009		2008
	Shares	$	Shares	$
Total purchased to date – January 1,	22,125,164	$817.8	16,422,053	$493.8
Treasury stock repurchases – first quarter	1,537,800	43.5	1,621,056	88.8

Total purchased to date – March 31,	23,662,964	$861.3	18,043,109	$582.6
Treasury stock repurchases – second quarter	1,439,304	52.2	1,239,340	81.0

Total purchased to date – June 30,	25,102,268	$913.5	19,282,449	$663.6
Treasury stock repurchases – third quarter	917,083	38.5	2,842,715	154.2

Total purchased to date – September 30,	26,019,351	$952.0	22,125,164	$817.8
Treasury stock repurchases – fourth quarter	*	*	—	—

Total purchased to date – December 31,	*	*	22,125,164	$817.8

*	Not yet applicable

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. The treasury shares are accounted for using the cost method.

During the nine months ended September 30, 2009, 1.0 million shares were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2008, 1.3 million shares were issued from treasury stock.

Comprehensive income (loss) consisted of the following:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income attributable to FMC Technologies, Inc.	$91.6	$82.7	$268.6	$270.0
Foreign currency translation adjustments	31.3	(63.6)	87.8	(19.8)
Net deferral of hedging gains, net of tax (1)	16.6	(96.6)	71.8	(66.6)
Amortization of pension and other postretirement benefit losses, net of tax	2.3	(47.6)	6.8	(47.3)
Deferral of unrealized losses on investments, net of tax	—	—	1.9	—

Comprehensive income (loss)	$141.8	$(125.1)	$436.9	$136.3

(1)	See additional disclosure related to hedging activity in Note 6.

Accumulated other comprehensive loss consisted of the following:

(In millions)	September 30, 2009	December 31, 2008
Cumulative foreign currency translation adjustments	$(34.2)	$(122.0)
Cumulative deferral of hedging gains, net of tax (1)	(13.1)	(84.9)
Cumulative deferral of pension and other postretirement benefit losses, net of tax	(192.8)	(199.6)
Cumulative unrealized losses on investments, net of tax	—	(1.9)

Accumulated other comprehensive loss	$(240.1)	$(408.4)

(1)	See additional disclosure related to hedging activity in Note 6.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Accumulated other comprehensive loss at December 31, 2008, was reduced by $2.4 million of cumulative foreign currency translation adjustments and $25.5 million of pension and other postretirement benefit losses distributed to JBT as a result of the spin-off on July 31, 2008. Additionally, we reclassified accumulated other comprehensive losses of $10.9 million from cumulative foreign currency translation adjustments to cumulative deferral of pension and other postretirement benefit losses, net of tax, for the year ended December 31, 2008.

Note 13: Fair Value Measurements

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2009, are as follows:

(In millions)	Total	Level 1	Level 2	Level 3
Assets
Investments	$24.5	$24.5	$—	$—
Derivatives (1)	229.0	—	229.0	—

Total assets	$253.5	$24.5	$229.0	$—

Liabilities
Derivatives (1)	$235.6	$—	$235.6	$—

(1)	See additional disclosure related to derivative financial instruments in Note 6.

By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. We manage the credit risk on financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. We mitigate credit risk by executing contracts only with counterparties that consent to a master netting agreement, which permits the net settlement of the gross derivative assets against the gross derivative liabilities.

Fair value measurements for assets or liabilities are valued based on quoted prices that we have the ability to access in public markets. We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, a spread representing our credit spread is used. Our credit spread and the credit spread of other counterparties not publicly available are approximated by using the spread of similar companies in the same industry, of similar size and with the same credit rating. The derivative asset values presented in the preceding table were reduced by $0.2 million, and the derivative liability values reduced by $0.1 million to approximate fair value, including credit risk.

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

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Note 14: Commitments and Contingent Liabilities

We are a defendant in various legal proceedings arising in the ordinary course of business. Management does not expect these matters to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Note 15: Business Segment Information

Segment revenue and segment operating profit were as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Energy Production Systems	$926.9	$896.2	$2,733.1	$2,697.9
Energy Processing Systems	166.2	229.0	521.3	653.6
Other revenue (1) and intercompany eliminations	(4.7)	2.4	(9.2)	(5.7)

Total revenue	$1,088.4	$1,127.6	$3,245.2	$3,345.8

Income before income taxes:
Segment operating profit:
Energy Production Systems	$140.4	$101.6	$384.9	$301.6
Energy Processing Systems	24.8	42.7	81.8	124.8

Total segment operating profit	165.2	144.3	466.7	426.4
Corporate items:
Corporate expense (2)	(9.3)	(9.9)	(25.2)	(28.4)
Other revenue (1) and other expense, net (3)	(21.0)	4.0	(51.8)	(20.5)
Net interest income (expense)	(2.1)	(0.9)	(6.5)	(0.8)

Total corporate items	(32.4)	(6.8)	(83.5)	(49.7)

Income from continuing operations before income taxes attributable to FMC Technologies, Inc.	$132.8	$137.5	$383.2	$376.7

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.
(2)	Corporate expense primarily includes corporate staff expenses.
(3)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses and the impact of unusual or strategic transactions not representative of segment operations.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Segment operating capital employed and assets were as follows:

(In millions)	September 30, 2009	December 31, 2008
Segment operating capital employed (1):
Energy Production Systems	$1,022.2	$917.2
Energy Processing Systems	228.2	243.0
Intercompany eliminations	(0.1)	(0.1)

Total segment operating capital employed	1,250.3	1,160.1
Segment liabilities included in total segment operating capital employed (2)	1,479.6	1,493.7
Corporate (3)	701.2	927.1

Total assets	$3,431.1	$3,580.9

Segment assets:
Energy Production Systems	$2,370.3	$2,242.1
Energy Processing Systems	364.6	413.7
Intercompany eliminations	(5.0)	(2.0)

Total segment assets	2,729.9	2,653.8
Corporate (3)	701.2	927.1

Total assets	$3,431.1	$3,580.9

(1)	Management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes, LIFO inventory reserves and the fair value of derivatives.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

Note 16: Subsequent Events

Amendment to Qualified and Non-Qualified Defined Benefit Pension Plans and Savings and Investment Plans

On October 2, 2009, the Board of Directors amended the Qualified and Non-Qualified Defined Benefit Pension Plans (“U.S. Pension Plans”) to freeze participation in the U.S. Pension Plans for all new nonunion employees hired on or after January 1, 2010, and current non-union employees with less than five years of vesting service as of December 31, 2009. For current nonunion employees with less than five years of vesting service as of December 31, 2009, benefits accrued under the U.S. Pension Plans and earned as of that date will be frozen based on credited service and pay as of December 31, 2009.

On October 2, 2009, the Board of Directors also approved amendments to the U.S. Qualified and Non-Qualified Savings and Investment Plans (“Amended Plans”). Under the Amended Plans, we will make a nonelective contribution equal to four percent of an employee’s eligible earnings every pay period to all new nonunion employees hired on or after January 1, 2010, and current nonunion employees with less than five years of vesting service as of December 31, 2009. The vesting schedule for the four percent nonelective contribution under the Amended Plans is three years of continuous service with FMC.

Acquisitions

On October 20, 2009, we acquired 100 percent ownership of Multi Phase Meters AS (“MPM”) for an initial cash payment of $33.2 million and two earn-out payments based on 6.6 times 2012 and 2013 earnings before income taxes, depreciation and amortization (“EBITDA”). We acquired MPM, a global leader in the development and manufacture of high-performance multiphase flow meters, to further enhance and expand our portfolio of subsea technologies.

On October 30, 2009, we acquired all of the equity interests of Direct Drive Systems, Inc. (“DDS”) for $120.0 million. The purchase price is subject to potential post-closing adjustments related to working capital. We acquired DDS, a world leader in the development and manufacture of high-performance permanent magnet motors and bearings for the oil and gas industry, to leverage our experience as a systems integrator and technology leader and to further strengthen our capabilities in the subsea processing market.

The acquisitions will be accounted for in the fourth quarter of 2009 using the acquisition method, in accordance with ASC 805, “Business Combinations.” Accordingly, the net assets acquired will be recorded at their fair values at the acquisition date, and operating results will be included in our financial statements from the date of acquisition.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In millions, except %)	Three Months Ended September 30,		Change
	2009	2008	$	%
Revenue	$1,088.4	$1,127.6	(39.2)	(3.5)
Costs and expenses:
Cost of sales	835.7	888.2	(52.5)	(5.9)
Selling, general and administrative expense	98.4	82.2	16.2	19.7
Research and development expense	13.1	12.2	0.9	7.4

Total costs and expenses	947.2	982.6	(35.4)	(3.6)
Other expense, net	(5.7)	(6.2)	0.5	8.1
Net interest expense	(2.1)	(0.9)	(1.2)	*

Income before income taxes	133.4	137.9	(4.5)	(3.3)
Provision for income taxes	41.6	45.1	(3.5)	(7.8)

Income from continuing operations	91.8	92.8	(1.0)	(1.1)
Income (loss) from discontinued operations, net of income taxes	0.4	(9.7)	10.1	*

Net income	92.2	83.1	9.1	11.0
Less: net income attributable to noncontrolling interests	(0.6)	(0.4)	(0.2)	(50.0)

Net income attributable to FMC Technologies, Inc	$91.6	$82.7	8.9	10.8

*	Not meaningful

Our total revenue for the three months ended September 30, 2009, decreased $39.2 million compared to the same period in 2008. Total revenue for the three months ended September 30, 2009 included a $101.0 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenues grew by $61.8 million during the third quarter of 2009, compared to the same period in 2008, primarily as a result of our Energy Production businesses. The revenue increase was partially offset by a decline in Energy Processing revenues, largely driven by the weaker year-over-year North American oilfield activity due to the deterioration of oil and gas prices in early 2009.

Gross profit (revenue less cost of sales) totaled $252.7 million, or 23.2% of revenues, for the quarter ended September 30, 2009, and was 2.0 percentage points above the gross profit margins generated in the quarter ended September 30, 2008. The margin improvement was primarily attributable to an improved portfolio of projects in our subsea business and better project execution during the third quarter of 2009. On an absolute dollar basis, gross profit increased by $13.3 million during the third quarter of 2009 as compared to the prior-year period. Excluding the impact of foreign currency translation, gross profit increased $30.7 million in the third quarter of 2009, as compared to the same period in 2008.

Selling, general and administrative (“SG&A”) expense for the third quarter of 2009 increased by $16.2 million compared to the prior-year quarter. SG&A expense for the quarter-ended September 30, 2009, included a $4.2 million favorable impact of foreign currency translation. The improvement in our common stock price and other investments held in an employee benefit trust for our non-qualified deferred compensation plan during the third quarter of 2009 resulted in an $11.2 million increase in compensation expense. Additionally, we had increased pension expense of $5.0 million year-over-year as a result of lower plan asset performance during 2008.

Other expense, net, reflected $7.4 million and $4.2 million in losses on foreign currency derivative instruments, for which hedge accounting is not applied, for the three months ended September 30, 2009 and 2008, respectively. Additionally, we recognized $1.8 million in gains for the three months ended September 30, 2009, compared to $2.1 million in expense during the third quarter of 2008, associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan.

Net interest expense increased $1.2 million in the third quarter of 2009, compared to the same period in 2008, primarily due to lower interest income for the three months ended September 30, 2009, driven by lower yields on cash investments.

Our income tax provisions for the third quarter of 2009 and 2008 reflect effective tax rates of 31.3% and 32.8%, respectively. The decrease in the effective tax rate in 2009 was primarily due to a favorable change in the country mix of earnings and a reduction in the U.S. tax cost of deemed and actual dividends from foreign subsidiaries, partially offset by the provision of U.S. tax on the earnings of certain foreign subsidiaries not treated as being indefinitely reinvested outside the U.S. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates.

Our discontinued operations generated income of $0.4 million during the three months ended September 30, 2009, compared to a loss of $9.7 million for the comparable period of 2008. The income in 2009 represents favorable adjustments to expenses incurred related to the spin-off of JBT which occurred in July 2008. The loss in 2008 represents expenses related to the spin-off of JBT, partially offset by one month of operating results of JBT.

Business Outlook

The long-term outlook for our businesses remains generally favorable despite the impact of the protracted global recession and ongoing uncertainty in the equity and credit markets that commenced in the second half of 2008. Additionally, the impact of the steep decline in the North American rig count and oilfield activity seen in the first half of 2009 resulted in several downward revisions to estimates for global hydrocarbon demand during the first half of 2009. However, management believes that global demand for hydrocarbons will strengthen and the impact of existing macroeconomic disruptions is beginning to ultimately self-correct.

Management remains cautiously optimistic about business levels for the balance of 2009 and into early 2010. Current commodity markets are reflective of stabilizing global economies and firming expectations of increased energy demand for 2010 and beyond. As a result of the rising expectations for energy demand, commodity prices are steadily increasing from the depressed levels witnessed in early 2009 and as a consequence, demand for exploration and production activity is also stabilizing and is expected to grow modestly in 2010.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months Ended September 30,		Favorable/ (Unfavorable)
(In millions, except %)	2009	2008	$	%
Revenue
Energy Production Systems	$926.9	$896.2	30.7	3.4
Energy Processing Systems	166.2	229.0	(62.8)	(27.4)
Other revenue and intercompany eliminations	(4.7)	2.4	(7.1)	*

Total revenue	$1,088.4	$1,127.6	(39.2)	(3.5)

Segment Operating Profit
Energy Production Systems	$140.4	$101.6	38.8	38.2
Energy Processing Systems	24.8	42.7	(17.9)	(41.9)

Total segment operating profit	165.2	144.3	20.9	14.5

Corporate Items
Corporate expense	(9.3)	(9.9)	0.6	6.1
Other revenue and other (expense), net	(21.0)	4.0	(25.0)	*
Net interest income (expense)	(2.1)	(0.9)	(1.2)	*

Total corporate items	(32.4)	(6.8)	(25.6)	*

Income from continuing operations before income taxes	132.8	137.5	(4.7)	(3.4)
Provision for income taxes	41.6	45.1	3.5	7.8

Income from continuing operations	91.2	92.4	(1.2)	(1.3)
Income (loss) from discontinued operations, net of income taxes	0.4	(9.7)	10.1	*

Net income attributable to FMC Technologies, Inc.	$91.6	$82.7	8.9	10.8

*	Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue for the three months ended September 30, 2009, increased $30.7 million compared to the same period in 2008. Revenue for the third quarter ended September 30, 2009 included a $96.6 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenues grew by $127.3 million during the three months ended September 30, 2009. The increase was attributable primarily to an improved portfolio of projects in our subsea business and better project execution during the third quarter of 2009, partially offset by a decline in our surface wellhead business.

Energy Production Systems’ operating profit totaled $140.4 million, or 15.1% of revenues, for the three months ended September 30, 2009, and was 3.8 percentage points above the operating profit generated in the comparable prior-year period. The margin improvement resulted primarily from an improved portfolio of projects in our subsea business and better project execution during the third quarter of 2009. On an absolute dollar basis, operating profit increased by $38.8 million during the third quarter of 2009 as compared to the prior-year period. Excluding the impact of foreign currency translation, operating profit increased $50.9 million during the quarter ended September 30, 2009, as compared to the same period in 2008.

Energy Processing Systems

Energy Processing Systems’ revenue was $62.8 million lower for the third quarter of 2009, compared to the same period in 2008. The decrease was driven primarily by reduced demand for fluid control products resulting from weaker oil and gas prices as a consequence of the decline in the North American oilfield activity experienced during the first half of 2009. Additionally, material handling revenues were negatively impacted due to a weakened demand for coal-fired power generation and, to a lesser extent, the measurement solutions business had several large product shipments during the third quarter of 2008 which did not repeat in the comparable period of 2009. These decreases reflect the impact of a stronger U.S. dollar in the third quarter of 2009, as compared to the prior-year period.

Energy Processing Systems’ operating profit in the third quarter of 2009 decreased by $17.9 million compared to the same period in 2008, primarily reflecting the decline in product sales volumes.

Corporate Items

Our corporate items reduced earnings by $32.4 million for the three months ended September 30, 2009, compared to $6.8 million for the same period in 2008. The increase in expense in 2009 reflects foreign currency losses of $5.8 million compared to a gain in the prior-year quarter of $4.7 million. Compensation expense also increased by $7.2 million for company stock and investments held in an employee benefit trust for our non-qualified deferred compensation plan. Additionally, we had increased pension expense of $5.7 million for the nine months ended September 30, 2009, compared to the prior-year period and increased interest expense of $1.2 million as a result of lower interest income during the quarter ended September 30, 2009, driven by reduced yields on cash investments.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the three and nine months ended September 30, 2009, and the impact of translation on the previous quarter’s backlog. Backlog translation positively affected orders by $155.1 million in the three months ended September 30, 2009, and negatively affected orders by $309.2 million in the comparable period of 2008. Backlog translation positively affected orders by $340.6 million in the nine-month period ended September 30, 2009, and negatively affected orders by $88.9 million in the comparable period of the prior year.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2009	2008	2009	2008
Energy Production Systems	$841.6	$551.3	$2,124.9	$2,451.7
Energy Processing Systems	140.8	237.2	434.8	698.5
Intercompany eliminations	(4.1)	3.5	(7.0)	(4.4)

Total inbound orders	$978.3	$792.0	$2,552.7	$3,145.8

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

(In millions)	Order Backlog
	September 30, 2009	December 31, 2008	September 30, 2008
Energy Production Systems	$2,736.8	$3,345.0	$3,916.4
Energy Processing Systems	226.7	313.2	375.4
Intercompany eliminations	(4.1)	(7.0)	(1.1)

Total order backlog	$2,959.4	$3,651.2	$4,290.7

Energy Productions Systems’ order backlog at September 30, 2009, decreased by $608.2 million compared to year-end 2008, as new orders in the nine months ended September 30, 2009, did not replace the converted backlog. Lower inbound orders are the result of the weak global economic climate and some lingering uncertainty regarding the recovery from the global economic recession and its impact on energy demand. Backlog of $2.7 billion at September 30, 2009, includes BP’s Block 18 projects; Petrobras’ Cascade, Tambau and GLL-9; Shell’s Gumusut; StatoilHydro’s Ormen Lange Phase II, Vega, Asgard, and Gjoa; Total’s Pazflor; Tullow’s Jubilee and Woodside’s Pluto subsea projects.

Energy Processing Systems’ order backlog at September 30, 2009, decreased by $86.5 million compared to year-end 2008, and by $148.7 million compared to September 30, 2008. The decrease resulted primarily from the drawdown on significant projects in the material handling and loading systems businesses and decreased demand for fluid control products resulting from weaker oil and gas prices and lower year-over-year North American oilfield activity.

Additionally, the continued uncertainty regarding the global economic recovery has resulted in project awards being postponed in both segments.

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In millions, except %)	Nine Months Ended September 30,		Change
	2009	2008	$	%
Revenue	$3,245.2	$3,345.8	(100.6)	(3.0)
Costs and expenses:
Cost of sales	2,536.1	2,664.7	(128.6)	(4.8)
Selling, general and administrative expense	281.0	257.8	23.2	9.0
Research and development expense	34.4	32.9	1.5	4.6

Total costs and expenses	2,851.5	2,955.4	(103.9)	(3.5)
Other expense, net	(2.4)	(11.5)	9.1	*
Net interest expense	(6.5)	(0.8)	(5.7)	*

Income before income taxes	384.8	378.1	6.7	1.8
Provision for income taxes	114.8	117.7	(2.9)	(2.5)

Income from continuing operations	270.0	260.4	9.6	3.7
Income (loss) from discontinued operations, net of income taxes	0.2	11.0	(10.8)	*

Net income	270.2	271.4	(1.2)	(0.4)
Less: net income attributable to noncontrolling interests	(1.6)	(1.4)	(0.2)	(14.3)

Net income attributable to FMC Technologies, Inc	$268.6	$270.0	(1.4)	(0.5)

*	Not meaningful

Our total revenue for the nine months ended September 30, 2009, decreased $100.6 million compared to the same period in 2008. Total revenue for the nine months ended September 30, 2009 included a $465.7 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenues grew by $365.1 million during the nine months ended September 30, 2009, primarily as a result of our Energy Production businesses. The revenue increase in Energy Production was partially offset by a decline in Energy Processing revenues on lower fluid control product sales volumes, resulting primarily from the deterioration of oil and gas prices which led to the weaker North American oilfield activity.

Gross profit (revenue less cost of sales) totaled $709.1 million, or 21.9% of revenues, for the nine months ended September 30, 2009, and was 1.5 percentage points above the gross profit margins generated in the nine months ended September 30, 2008. The margin improvement resulted primarily from an improved portfolio of projects in our subsea business and better project execution during the nine months ended September 30, 2009. On an absolute dollar basis, gross profit increased by $28.0 million for the nine months ended September 30, 2009, as compared to the prior-year period. Excluding the impact of foreign currency translation, gross profit increased $98.8 million during the nine-month period ended September 30, 2009, as compared to the same period in 2008.

SG&A expense increased by $23.2 million during the nine months ended September 30, 2009, compared to the prior-year period, which includes a benefit of $19.4 million from the strengthening of the U.S. dollar. The improvement in our common stock price and other investments held in our employee benefit trust during the third quarter of 2009 resulted in a $13.3 million increase in compensation expense related to our non-qualified deferred compensation plan. We also incurred higher pension expense of $14.2 million and additional stock-based compensation expense of $2.9 million, which includes the accelerated vesting of certain stock awards in accordance with our stock-based compensation plan. Additionally, we had increased spending in our Energy Production businesses due to higher staff expenses and increased bid activity. The increase in expense was partially offset by our cost containment initiatives to align current business activities.

Other expense, net, for the nine months ended September 30, 2009 and 2008, reflected $6.0 million and $6.9 million in losses, respectively, on foreign currency derivative instruments, for which hedge accounting is not applied. Additionally, we recognized $2.9 million in gains for the nine months ended September 30, 2009, compared to $4.4 million in expense in the prior-year period associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan.

Net interest expense increased $5.7 million in the first nine months of 2009, compared to the same period in 2008, primarily due to lower interest income for the nine months ended September 30, 2009, driven by lower yields on cash investments.

Our income tax provisions during the first nine months of 2009 and 2008 reflect effective tax rates of 30.0% and 31.3%, respectively. The decrease in the effective tax rate in 2009 was primarily due to a favorable change in the country mix of earnings and a reduction in the U.S. tax cost of deemed and actual dividends from foreign subsidiaries, partially offset by a decrease in favorable foreign tax benefits and the provision of U.S. tax on the earnings of certain foreign subsidiaries not treated as being indefinitely reinvested outside the U.S. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates and the impact of foreign earnings repatriation.

Our discontinued operations generated income of $0.2 million and $11.0 million during the nine months ended September 30, 2009 and 2008, respectively. The income in 2009 represents favorable adjustments to expenses incurred related to the spin-off of JBT which occurred in July 2008. The income in 2008 was primarily attributable to the operating results of JBT for the seven months ended July 31, 2008, partially offset by expenses related to the spin-off.

OPERATING RESULTS OF BUSINESS SEGMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(In millions, except %)	Nine Months Ended September 30,		Favorable/ (Unfavorable)
	2009	2008	$	%
Revenue
Energy Production Systems	$2,733.1	$2,697.9	35.2	1.3
Energy Processing Systems	521.3	653.6	(132.3)	(20.2)
Other revenue and intercompany eliminations	(9.2)	(5.7)	(3.5)	(61.4)

Total revenue	$3,245.2	$3,345.8	(100.6)	(3.0)

Segment Operating Profit
Energy Production Systems	$384.9	$301.6	83.3	27.6
Energy Processing Systems	81.8	124.8	(43.0)	(34.5)

Total segment operating profit	466.7	426.4	40.3	9.5

Corporate Items
Corporate expense	(25.2)	(28.4)	3.2	11.3
Other revenue and other expense, net	(51.8)	(20.5)	(31.3)	*
Net interest income (expense)	(6.5)	(0.8)	(5.7)	*

Total corporate items	(83.5)	(49.7)	(33.8)	(68.0)

Income from continuing operations before income taxes	383.2	376.7	6.5	1.7
Provision for income taxes	114.8	117.7	2.9	2.5

Income from continuing operations	268.4	259.0	9.4	3.6
Income (loss) from discontinued operations, net of income taxes	0.2	11.0	(10.8)	*

Net income attributable to FMC Technologies, Inc.	$268.6	$270.0	(1.4)	(0.5)

*	Not meaningful

Energy Production Systems

Energy Production Systems’ revenue for the nine months ended September 30, 2009, increased $35.2 million compared to the same period in 2008. Revenue for the quarter ended September 30, 2009 included a $444.5 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenues grew by $479.7 million during the nine-month period ended September 30, 2009. The increase was driven primarily by an improved portfolio of projects in our subsea business and better project execution during the first nine months of 2009. Further, international activity levels in our surface wellhead business have seen modest improvement, but this was more than offset by the decline in the North America surface wellhead markets.

Energy Production Systems’ operating profit totaled $384.9 million, or 14.1% of revenues, for the nine months ended September 30, 2009, and was 2.9 percentage points above the operating profit generated in the comparable prior-year period. The margin improvement was driven primarily by an improved portfolio of projects in our subsea business and better project execution during the first nine months of 2009. On an absolute dollar basis, operating profit increased by $83.3 million during the first nine months of 2009, as compared to the prior-year period. Excluding the impact of foreign currency translation, operating profit increased $129.1 million in the first nine months of 2009, as compared to the same period in 2008.

Energy Processing Systems

Energy Processing Systems’ revenue was $132.3 million lower for the first nine months of 2009, compared to the same period in 2008. The decrease was driven primarily by reduced demand for fluid control products resulting from weaker oil and gas prices as a consequence of the decline in the North American oilfield activity and the impact of a stronger U.S. dollar in 2009, as compared to the prior-year period.

Energy Processing Systems’ operating profit in the first nine months of 2009 decreased by $43.0 million compared to the same period in 2008, primarily reflecting the decline in product sales volumes.

Corporate Items

Our corporate items reduced earnings by $83.5 million for the nine months ended September 30, 2009, compared to $49.7 million for the same period in 2008. The increase in expense primarily reflects an increase in pension expense of $13.3 million and additional foreign currency losses of $6.2 million during the nine-month period ended September 30, 2009, compared to the nine months ended September 30, 2008. Compensation expense also increased by $6.0 million for company stock and investments held in an employee benefit trust for our non-qualified deferred compensation plan. Additionally, we had increased interest expense of $5.7 million as a result of lower interest income during the nine months ended September 30, 2009, driven by reduced yields on cash investments, and to a lesser extent, increased employee stock-based compensation expense of $2.5 million, which includes the accelerated vesting of certain stock awards in accordance with our stock-based compensation plan and for the nine months ended September 30, 2009, compared to the prior-year period. These items were partially offset by the reduction of corporate staff expenses of $3.2 million during the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations, and when needed, through various credit facilities.

We were in a net cash position at September 30, 2009. Net cash, or net debt, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net cash (debt) is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net cash (debt).

(In millions)	September 30, 2009	December 31, 2008
Cash and cash equivalents	$397.4	$340.1
Short-term debt and current portion of long-term debt	(9.5)	(23.0)
Long-term debt, less current portion	(309.9)	(472.0)

Net cash (debt)	$78.0	$(154.9)

The change in our net cash (debt) position reflects cash generated from operations, which more than offset repurchases of our common stock of $134.2 million and capital expenditures of $76.0 million.

Cash Flows

During the nine months ended September 30, 2009, we generated $415.3 million in cash flows from operating activities of continuing operations compared to $214.8 million during the comparable prior-year period. The year-over-year improvement was due primarily to lower investments in working capital and the timing of federal income tax payments. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. Increased working capital investment was partially offset by improved profitability levels.

During the nine months ended September 30, 2009, cash flows required by investing activities of continuing operations totaled $57.2 million, primarily consisting of amounts required to fund capital expenditures of $76.0 million. Capital expenditures during the nine months ended September 30, 2009, decreased by $41.8 million from the prior-year period, reflecting the lower spending on subsea capacity additions and offshore tooling and the completion of intervention assets for Energy Production Systems. Capital expenditures were partially offset by $18.8 million in proceeds from the disposal of assets and the sale of other investments during the nine-month period ended September 30, 2009, compared to $3.1 million in the same period in 2008.

Cash required by financing activities of continuing operations was $316.8 million for the nine months ended September 30, 2009, compared to cash provided by financing activities of $89.9 million for the nine months ended September 30, 2008. We reduced our net borrowings by $176.8 million for the nine months ended September 30, 2009, compared to increased net borrowings of $246.4 million for the comparable prior-year period. Under our share repurchase authorization program, we repurchased 3.9 million shares for $134.2 million and 5.7 million shares for $324.0 million for the nine months ended September 30, 2009 and 2008, respectively. Additionally, we received proceeds from JBT of $157.8 million in the third quarter of 2008, in conjunction with the spin-off of JBT.

Debt and Liquidity

The following is a summary of our credit facilities at September 30, 2009:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year committed revolving credit facility	$600.0	$205.0	$92.0	$31.6	$271.4	December 2012
364-day revolving committed credit agreement	350.0	—	—	—	350.0	January 2010
One-year revolving credit facility	5.0	—	—	—	5.0	December 2009

	$955.0	$205.0	$92.0	$31.6	$626.4

(a)	Under our commercial paper program, we have the ability to access up to $500.0 million of financing through our commercial paper dealers. Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.

Committed credit available under our five-year revolving credit facility maturing in December 2012 provides the ability to issue our commercial paper obligations on a long-term basis. We had $92.0 million of commercial paper issued under this facility at September 30, 2009. Therefore, at September 30, 2009, as we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheets.

Credit risk analysis

Valuations of derivative assets and liabilities reflect the value of the instruments, including the values associated with counterparty risk. These values must also take into account our credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Our methodology includes the impact of both counterparty and our own credit standing. Additional information about credit risk is incorporated herein by reference from Note 13 to our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

In addition to cash paid for acquisitions of $153.2 million in October 2009, as disclosed in the subsequent event footnote (Note 16), we are projecting to spend approximately $24.0 million during the fourth quarter of 2009 for capital expenditures primarily for improvements to our manufacturing and service capabilities. We anticipate contributing approximately $5.5 million to our pension plans and to fund the remaining acquisition related payment of $10.0 million pertaining to our 45% interest in Schilling Robotics, LLC during the last quarter of the year. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

We have $626.4 million in capacity available under our bank lines that we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions or mergers meet our standards. Our intent is to maintain a level of financing sufficient to meet this objective. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of our critical accounting estimates. During the nine months ended September 30, 2009, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” (an amendment to ASC 605, “Revenue Recognition”). ASU No. 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendment eliminates the residual method of revenue allocation and requires revenues to be allocated using the relative selling price method. ASU No. 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. ASU No. 2009-13 is effective for us on January 1, 2011. We are currently evaluating the provisions of ASU No. 2009-13 and have not yet determined the impact, if any, on our consolidated financial statements.

In June 2009, the FASB issued ASC 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of ASUs. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. We adopted ASC 105-10 effective July 1, 2009. References made to FASB guidance have been updated for the Codification throughout this document.

In May 2009, the FASB issued guidance, included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. We adopted the new requirements in our June 30, 2009, consolidated financial statements.

In April 2009, the FASB issued guidance that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825-10-65, “Financial Instruments.” We adopted the guidance for the quarter ended June 30, 2009. The adoption of ASC 825-10-65 did not have an impact on our consolidated results of operations or financial condition. See Note 13 for additional disclosure included in accordance with ASC 825-10-65.

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

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. We have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the nine months ended September 30, 2009.

ITEM 1A.	RISK FACTORS

There have been no material changes in our Risk Factors as set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended September 30, 2009.

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

The following table summarizes repurchases of our common stock during the three months ended September 30, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2009 – July 31, 2009	487,860	$38.51	482,700	6,225,042
August 1, 2009 – August 31, 2009	347,281	$45.44	343,481	5,881,561
September 1, 2009 – September 30, 2009	92,372	$47.60	90,902	5,790,659

Total	927,513	$42.01	917,083	5,790,659

(a)	Represents 917,083 shares of common stock repurchased and held in treasury and 10,430 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 22,740 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended September 30, 2009.
(b)	As of September 30, 2009, there were no remaining shares available for purchase under the July 2008 Board of Directors authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description

4.1	Amendment to Rights Agreement, dated as of September 8, 2009 between FMC Technologies, Inc. and National City Bank, as Rights Agent (incorporated by reference from Exhibit 4.1 to the Form 8-K filed September 11, 2009).

10.6	FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6a	First Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6b	Second Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6c	Third Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6d	Fourth Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6e	Fifth Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6f	Sixth Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6g	Seventh Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6h	Eighth Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6i	FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan.

10.6j	First Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan.

10.6k	Second Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan.

10.6l	Third Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan.

10.6m	Fourth Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan.

10.6n	Fifth Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan.

10.7	First Amendment of FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan.

10.8	FMC Technologies, Inc. Savings and Investment Plan.

10.8a	First Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8b	Second Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8c	Third Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8d	Fourth Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8e	Fifth Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8f	Sixth Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8g	Seventh Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8h	Eighth Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8i	Ninth Amendment of FMC Technologies, Inc. Savings and Investment Plan.

Number in Exhibit Table	Description

10.8j	Tenth Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.9	First Amendment of FMC Technologies, Inc. Non-Qualified Savings and Investment Plan.

10.10	Purchase Agreement, dated September 9, 2009, among FMC Technologies, Inc. and Direct Drive Systems, Inc., (“DDS”) each stakeholder in DDS signatory thereto (individually, a “ Seller ” and collectively, the “ Sellers ”) and Vatche Artinian as the Sellers’ Representative.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC. (Registrant)

/S/ JAY A. NUTT
Jay A. Nutt
Vice President, Controller and duly authorized officer

Date: November 3, 2009

EXHIBIT INDEX

Number in Exhibit Table	Description

4.1	Amendment to Rights Agreement, dated as of September 8, 2009 between FMC Technologies, Inc. and National City Bank, as Rights Agent (incorporated by reference from Exhibit 4.1 to the Form 8-K filed September 11, 2009).

10.6	FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6a	First Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6b	Second Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6c	Third Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6d	Fourth Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6e	Fifth Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6f	Sixth Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6g	Seventh Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6h	Eighth Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan.

10.6i	FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan.

10.6j	First Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan.

10.6k	Second Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan.

10.6l	Third Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan.

10.6m	Fourth Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan.

10.6n	Fifth Amendment of FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan.

10.7	First Amendment of FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan.

10.8	FMC Technologies, Inc. Savings and Investment Plan.

10.8a	First Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8b	Second Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8c	Third Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8d	Fourth Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8e	Fifth Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8f	Sixth Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8g	Seventh Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8h	Eighth Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.8i	Ninth Amendment of FMC Technologies, Inc. Savings and Investment Plan.

Number in Exhibit Table	Description

10.8j	Tenth Amendment of FMC Technologies, Inc. Savings and Investment Plan.

10.9	First Amendment of FMC Technologies, Inc. Non-Qualified Savings and Investment Plan.

10.10	Purchase Agreement, dated September 9, 2009, among FMC Technologies, Inc. and Direct Drive Systems, Inc., (“DDS”) each stakeholder in DDS signatory thereto (individually, a “ Seller ” and collectively, the “ Sellers ”) and Vatche Artinian as the Sellers’ Representative.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.