Form 10-K
period 2009-12-31
FMC TECHNOLOGIES INC
filed 2010-03-01
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY AND POSTED ON ITS CORPORATE WEBSITE, IF ANY, EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED AND POSTED PURSUANT TO RULE 405 OF REGULATION S-T (§ 232.405 OF THIS CHAPTER) DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT AND POST SUCH FILES).    YES  ☒    NO  ☐

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

LARGE ACCELERATED FILER  ☒    ACCELERATED FILER  ☐    NON-ACCELERATED FILER  ☐    SMALLER REPORTING COMPANY  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒

THE AGGREGATE MARKET VALUE OF THE REGISTRANT’S COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, DETERMINED BY MULTIPLYING THE OUTSTANDING SHARES ON JUNE 30, 2009, BY THE CLOSING PRICE ON SUCH DAY OF $37.58 AS REPORTED ON THE NEW YORK STOCK EXCHANGE, WAS $2,631,292,606.*

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING AS OF FEBRUARY 22, 2010 WAS 121,986,139.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for the 2010 Annual Meeting of Stockholders	Part III

*	Excludes 52,883,211 shares of the registrant’s Common Stock held by directors, officers and holders of more than 5% of the registrant’s Common Stock as of June 30, 2009. Exclusion of shares held by any person should not be construed to indicate that such person or entity possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person or entity is controlled by or under common control with the registrant.

PART I

ITEM 1.	BUSINESS

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

On July 31, 2008, we spun-off our FoodTech and Airport Systems businesses, which are now known as John Bean Technologies Corporation (“JBT”), through a tax-free dividend to our shareholders. The results of JBT have been reported as discontinued operations for all periods presented. For additional information related to the spin-off of JBT, see Note 3 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Our principal executive offices are located at 1803 Gears Road, Houston, Texas 77067. As used in this report, except where otherwise stated or indicated by the context, all references to “FMC Technologies,” “we,” “us,” or “our” are to FMC Technologies, Inc. and its consolidated subsidiaries.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.fmctechnologies.com, under “Investors—Financial Information—SEC Filings.” Our Annual Report on Form 10-K for the year ended December 31, 2009, is also available in print to any stockholder free of charge upon written request submitted to Jeffrey W. Carr, Vice President, General Counsel and Secretary, FMC Technologies, Inc., 1803 Gears Road, Houston, Texas 77067.

Throughout this Annual Report on Form 10-K, we incorporate by reference certain information from our Proxy Statement for the 2010 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. We provide stockholders with an annual report containing financial information that has been examined and reported upon, with an opinion expressed thereon by an independent registered public accounting firm. On or about March 30, 2010, our Proxy Statement for the 2010 Annual Meeting of Stockholders will be available on our website under “Investors—Financial Information—SEC Filings.” Similarly, our 2009 Annual Report to Stockholders will be available on our website under “Investors—Financial Information—Annual Reports.”

BUSINESS SEGMENTS

Energy Production Systems

Energy Production Systems designs and manufactures systems and provides services used by oil and gas companies involved in land and offshore, including deepwater, exploration and production of crude oil and gas. Our production systems control the flow of oil and gas from producing wells. We specialize in offshore production systems and have manufacturing facilities near most of the world’s principal offshore oil and gas producing basins. We market our products primarily through our own technical sales organization. Energy Production Systems revenue comprised approximately 84%, 81% and 79% of our consolidated revenue in 2009, 2008 and 2007, respectively.

Principal Products and Services

Subsea Systems. Subsea systems represented approximately 70%, 66% and 62% of our consolidated revenues in 2009, 2008 and 2007, respectively. Our systems are used in the offshore production of crude oil and natural gas. Subsea systems are placed on the seafloor and are used to control the flow of crude oil and natural gas from the reservoir to a host processing facility, such as a floating production facility, a fixed platform, or an onshore facility. Our subsea equipment is controlled by the host processing facility.

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

The development of our integrated subsea systems usually includes initial engineering design studies, subsea trees, control systems, manifolds, seabed template systems, flowline connection and tie-in systems, installation and workover tools, and subsea wellheads. In order to provide these systems and services, we utilize engineering, project management, global procurement, manufacturing, assembly and testing capabilities. Further, we provide service technicians for installation assistance and field support for commissioning, intervention and maintenance of our subsea systems throughout the life of the oilfield. Additionally, we provide tools such as our light well intervention system for certain well workover and intervention tasks.

Surface Wellhead. In addition to our subsea systems, we provide a full range of surface wellheads and production systems for both standard service and critical service applications. Surface production systems, or trees, are used to control and regulate the flow of oil and gas from the well. Our surface products and systems are used worldwide on both land and offshore platforms and can be used in difficult climatic conditions, such as arctic cold or desert high temperatures. We support our customers through engineering, manufacturing, field installation support, and aftermarket services. Surface products and systems represented approximately 14%, 14% and 16% of our consolidated revenues in 2009, 2008 and 2007, respectively.

Separation Systems. We design and manufacture systems that separate production flows from wells into oil, gas, sand and water. Our separation technology improves upon conventional separation technologies by moving the flow in a spiral, spinning motion. This causes the elements of the flow stream to separate more efficiently. These systems are currently capable of operating onshore or offshore with successful subsea operation in 2007.

Multi Phase Meters. We acquired 100% of Multi Phase Meters AS (“MPM”) in October 2009. Through MPM, we now design and manufacture high-performance multiphase flow meters. MPM’s product applications include production and surface well testing, reservoir monitoring, remote operation, fiscal allocation, process monitoring and control, and turbine and compressor monitoring. This technology delivers high accuracy and self-calibrating multiphase meters, with low maintenance features to meet our customers’ increasingly demanding requirements for subsea applications as well as topside applications. The MPM product line augments our portfolio of technologies for optimizing oil and gas recovery.

Status of Product Development

We continue to advance the development of subsea separation processing technologies. Subsea processing is an emerging technology in the industry, which we believe offers considerable benefits to the oil and gas producer, enabling a more rapid and cost-efficient approach to separation. If separation is performed on the seabed, the hydrostatic pressure of the fluid going from the seabed to the surface is reduced, allowing the well to flow more efficiently, accelerating production and enabling higher recoveries from the subsea reservoir. Also, it can significantly reduce the capital investment required for floating vessels or platforms, since the integration of processing capabilities will not be required. We introduced this technology commercially with Statoil’s Tordis field in the North Sea during 2007.

We are developing the world’s first system for deepwater subsea separation of heavy oil and water that includes reinjection of water to boost production in a mature field development with Petrobras’ Marlim field in Brazil. The subsea separation module will separate heavy oil, gas, sand and water at a water depth of 2,950 feet, or 900 meters. The system will apply our separation and sand management technologies, utilizing a novel pipe separator design, licensed and developed in cooperation with Statoil. The separation system also includes cyclone modules that will perform water treatment before reinjecting the water back into the reservoir.

We continue to advance our in-line separation technology, leveraging our patented products for gas, liquid, water and sand separation. These in-line technologies enable operators to achieve complete phase separation by using pipe segments and cyclonic technology instead of using conventional technology that requires several large vessels to do the same job. Inline separators will be a cost-effective option in a number of surface and subsea applications, requiring approximately 20% of the weight and space required by most conventional separator systems.

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

As the rapidly growing installed base of subsea wells matures and requires maintenance similar to those on land, we believe using wireline or coiled tubing to access the downhole portion of the well will require riserless well servicing equipment that can be deployed from a small vessel. We have developed and deployed three wireline-based systems that are currently in operation in the North Sea.

Much of the subsea activity today is taking place in deeper waters, requiring enhancements of our existing technologies to increase the performance of our equipment and the value of our systems to our customers in these challenging environments. For this purpose we have developed an Enhanced Vertical Deepwater Tree (EVDT) system, which includes technologically advanced controls and communications capable of installation and operation in water depths up to 10,000 feet, or 3,048 meters, and with well bore pressures up to 10,000 psi. The system has been designed to minimize installation and operating costs borne by the operator, and provide a highly reliable fixture on the seabed to control the flow of hydrocarbons from the well. The first EVDT units were installed in Brazil for Shell’s Parque das Conchas (formerly BC-10) field and in the Gulf of Mexico for Shell’s Perdido field during 2008. One EVDT unit in the Perdido field was installed at a water depth of 9,356 feet, or 2,852 meters, setting a new world record for the deepest subsea tree installation.

Capital Intensity

Most of the systems and products that we supply for subsea applications are highly engineered to meet the unique demands of our customers and are typically ordered one to two years prior to installation. We commonly receive advance and progress payments from our customers in order to fund initial development and our working capital requirements. In addition, due to factors such as higher engineering content and our manufacturing strategy of outsourcing certain low value-added manufacturing activities, we believe that our Energy Production Systems business is less capital intensive than our competitors’ businesses.

Dependence on Key Customers

Generally, our customers in this segment are major integrated oil or exploration and production companies.

With our integrated systems for subsea production, we have aggressively pursued alliances with oil and gas companies that are actively engaged in the subsea development of crude oil and natural gas. Development of subsea fields, particularly in deepwater environments, involves substantial capital investments by our customers. Our customers have sought the security of alliances with us to ensure timely and cost-effective delivery of subsea and other energy-related systems that provide an integrated solution to their needs. Our alliances establish important ongoing relationships with our customers. While our alliances do not always contractually commit our customers to purchase our systems and services, they have historically led to, and we expect that they will continue to result in such purchases. For instance, we have an alliance of this type with Statoil. In 2009, we generated approximately 16% of our consolidated revenues from Statoil.

The loss of one or more of our significant oil and gas company customers could have a material adverse effect on our Energy Production Systems business segment.

Competition

Energy Production Systems competes with other companies that supply subsea systems, surface production equipment, and separation systems, and with smaller companies that are focused on a specific application, technology or geographical niche in which we operate. Companies such as Cameron International Corporation, GE Oil & Gas, Aker Solutions, and Wood Group compete with us in the marketplace across our various product lines.

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

Energy Processing Systems

Energy Processing Systems designs, manufactures and supplies technologically advanced high pressure valves and fittings for oilfield service customers. We also manufacture and supply liquid and gas measurement and transportation equipment and systems to customers involved in the production, transportation and processing of crude oil, natural gas and petroleum-based refined products. We sell to the end user through authorized representatives, distributor networks and our own technical sales organization. The segment’s products include fluid control, measurement solutions, loading systems, material handling systems, blending and transfer systems and direct drive systems. Energy Processing Systems revenue comprised approximately 16%, 19% and 21% of our consolidated revenue in 2009, 2008 and 2007, respectively.

Principal Products and Services

Fluid Control. We design and manufacture flowline products, under the WECO®/Chiksan® trademarks, and pumps and valves used in well completion and stimulation activities by major oilfield service companies, such as Schlumberger Limited, BJ Services Company, Halliburton Company and Weatherford International Ltd.

Our flowline products are used in equipment that pumps corrosive and/or erosive fluid into a well during the well construction, hydraulic fracturing or other stimulation processes. Our reciprocating pump product line includes duplex, triplex and quintuplex pumps utilized in a variety of applications. The performance of this business typically rises and falls with variations in the active rig count throughout the world.

Measurement Solutions. Our measurement systems provide solutions for use in custody transfer of crude oil, natural gas and refined products. We combine advanced measurement technology with state-of-the-art electronics and supervisory control systems to provide the measurement of both liquids and gases for purposes of verifying ownership and determining revenue and tax obligations. Our Smith Meter product lines are well-established in the industry.

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

Direct Drive Systems. We acquired Direct Drive Systems, Inc. (“DDS”) in October 2009. As such, we now develop and manufacture high-performance permanent magnet motors and bearings. DDS provides operationally superior machines for a variety of primary energy related applications, including integral motors and related system components for compression and pumping for natural gas pipelines, offshore platform and subsea processing markets. The compact size, efficiency and reliability of the motors make them ideal for these demanding applications.

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

Research and Development

We are engaged in research and development activities directed largely toward the improvement of existing products and services, the design of specialized products to meet customer needs and the development of new products, processes and services. A large part of our product development spending in the past has focused on the standardization of our subsea and surface product lines. With standardized products, we can minimize engineering content, improve inventory utilization, and reduce cost through value engineering. Additional financial information about Company-sponsored research and development activities is incorporated herein by reference from Note 19 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Patents, Trademarks and Other Intellectual Property

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our businesses. As part of our ongoing research and development, we seek patents when appropriate for new products and product improvements. We have approximately 970 issued patents and pending patent applications worldwide. Further, we license intellectual property rights to or from third parties. We also own numerous U.S. and foreign trademarks and trade names and have approximately 300 registrations and pending applications in the United States and abroad.

We protect and promote our intellectual property portfolio and take those actions we deem appropriate to enforce our intellectual property rights and to defend our right to sell our products. We do not believe, however, that the loss of any one patent, trademark, or license or group of related patents, trademarks, or licenses would have a material adverse effect on our overall business.

Employees

As of December 31, 2009, we had approximately 10,400 full-time employees; approximately 3,200 in the United States and 7,200 in non-U.S. locations. A small percentage of our U.S. employees are represented by labor unions.

Financial Information about Geographic Areas

The majority of our consolidated revenue and segment operating profits are generated in markets outside of the United States. Energy Production Systems and Energy Processing Systems revenue is dependent upon worldwide oil and gas exploration and production activity. Financial information about geographic areas is incorporated herein by reference from Note 19 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

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

We are substantially dependent on conditions in the oil and gas industry and that industry’s willingness and ability to spend capital on the exploration for and development of crude oil and natural gas. Any substantial or extended decline in these expenditures may result in the reduced discovery and development of new reserves of oil and gas and the reduced exploitation of existing wells, which could adversely affect demand for our systems and services and, in certain instances, result in the cancellation, modification or rescheduling of existing orders. These factors could have an adverse effect on our revenue and profitability. The level of spending is generally dependent on current and anticipated supply and demand for crude oil and natural gas and the corresponding impact on prices which have been volatile in the past.

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

Some of our largest customers have consolidated and are using their size and purchasing power to achieve economies of scale and pricing concessions. This consolidation may result in reduced capital spending by such customers or the acquisition of one or more of our other primary customers, which may lead to decreased demand for our products and services. We cannot assure you that we will be able to maintain our level of sales to any customer that has consolidated or replaced that revenue with increased business activities with other customers. As a result, this consolidation activity could have a significant negative impact on our results of operations or financial condition. We are unable to predict what effect consolidations in the industries may have on prices, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

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

We operate manufacturing facilities in 14 countries outside of the United States, and approximately 77% of our 2009 revenue was generated internationally. Instability and unforeseen changes in the international markets in which we conduct business, including economically and politically volatile areas such as North Africa, West Africa, the Middle East, Latin America and the Asia Pacific region, could cause or contribute to factors that could have an adverse effect on the demand for our systems and services, our financial condition or our results of operations. These factors include:

•	foreign currency fluctuations or currency restrictions;

•	fluctuations in the interest rate component of forward foreign currency rates;

•	nationalization and expropriation;

•	potentially burdensome taxation;

•	inflationary and recessionary markets, including capital and equity markets;

•	civil unrest, labor issues, political instability, terrorist attacks, military activity and wars;

•	supply disruptions in key oil producing countries;

•	ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;

•	trade restrictions, trade protection measures or price controls;

•	foreign ownership restrictions;

•	import or export licensing requirements;

•	restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations;

•	changes in and the administration of laws and regulations;

•	inability to repatriate income or capital; and

•	reductions in the availability of qualified personnel.

Because a significant portion of our revenue is denominated in foreign currencies, changes in exchange rates will produce fluctuations in our revenues, costs and earnings, and may also affect the book value of our assets located outside of the U.S. and the amount of our stockholders’ equity. Although it is our policy to seek to minimize our currency exposure by engaging in hedging transactions where appropriate, we cannot ensure that our efforts will be successful. To the extent we sell our products and services in foreign markets, currency fluctuations may result in our products and services becoming too expensive for foreign customers.

•	We may lose money on fixed-price contracts.

As is customary for the business areas in which we operate, we often agree to provide products and services under fixed-price contracts. Under these contracts, we are typically responsible for cost overruns. Our actual costs and any gross profit realized on these fixed-price contracts may vary from the estimated amounts on which these contracts were originally based. There is inherent risk in the estimation process, including significant unforeseen technical and logistical challenges or longer than expected lead times. A fixed-price contract may prohibit our ability to mitigate the impact of unanticipated increases in raw material prices (including the price of steel) through increased pricing. Depending on the size of a project, variations from estimated contract performance could have a significant impact on our operating results.

•	Due to the types of contracts we enter into, the cumulative loss of several major contracts or alliances may have an adverse effect on our results of operations.

We often enter into large, long-term contracts that, collectively, represent a significant portion of our revenue. These agreements, if terminated or breached, may have a larger impact on our operating results or our financial condition than shorter-term contracts due to the value at risk. If we were to lose several key alliances or agreements over a relatively short period of time we could experience a significant adverse impact on our financial condition or results of operations.

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

Some of our competitors are large national and multinational companies that may be able to devote greater financial, technical, manufacturing and marketing resources to research and development of new systems, services and technologies than we are able to do. If we are unable to compete effectively given these risks, our business, results of operations and financial condition could be adversely affected.

•	Our failure to deliver our backlog on time could affect our future sales and profitability and our relationships with our customers.

Many of the contracts we enter into with our customers require long manufacturing lead times and may contain penalty clauses relating to on-time delivery. A failure by us to deliver in accordance with customer expectations could subject us to financial penalties and may result in damage to existing customer relationships. Additionally, we include our expectations regarding the timing of delivery of product currently in backlog within our earnings guidance to the financial markets. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance.

•	Our businesses are subject to a variety of governmental regulations.

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

•

Many of our customers’ activity levels, spending for our products and services, and ability to pay amounts owed us may be impacted by continued disruptions in the financial and credit markets as well as volatility in commodity prices.

Ongoing disruptions in the financial and credit markets that began in late 2008 could have an adverse effect on our revenue and profitability. Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Limited access to external sources of funding may cause our customers to reduce their capital spending plans. A reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve based credit facilities, or the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our products and services. While crude oil price and natural gas prices have increased since their lows during early 2009, such prices are lower than they were during much of 2008 and continue to experience volatility. An extended worldwide economic recession could lead to further reductions in demand for energy and thus lower oil and natural gas prices. Any prolonged reduction in oil and natural gas prices is likely to depress short-term exploration, development, production and expenditure levels. Oil and gas company perceptions of longer-term lower oil and natural gas prices may reduce or defer major expenditures on long-term, large-scale development projects. Lower levels of activity and expenditures in the oil and gas industry could result in a decline in demand for our systems and services and could have an adverse effect on our revenue and profitability. These same factors may result in our customers’ inability to fulfill their contractual obligations to us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our executive offices in Houston, Texas. We operate 25 production facilities in 15 countries.

We believe our properties and facilities meet present requirements and are in good operating condition and that each of our significant production facilities is operating at a level consistent with the requirements of the industry in which it operates.

The significant production properties for the Energy Production Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Houston, Texas	561,000	Leased
Oklahoma City, Oklahoma	63,000	Leased
International:
*Kongsberg, Norway (includes production facility in Drammen, Norway)	650,000	Leased
Rio de Janeiro, Brazil	517,000	Owned
Nusajaya, Malaysia	390,000	Owned
Singapore	263,000	Owned
Dunfermline, Scotland	249,000	Owned
*Sens, France	189,000	Owned
Bergen, Norway	184,000	Leased
Pasir Gudang, Malaysia	118,000	Leased
Macae, Brazil	84,000	Owned
Maracaibo, Venezuela	58,000	Owned
Edmonton, Canada	57,000	Leased
Luanda, Angola	53,000	Leased
Jakarta, Indonesia	53,000	Owned
Stavanger, Norway	30,000	Leased
Collecchio, Italy	26,000	Leased
Arnhem, The Netherlands	26,000	Owned

*These	facilities are production properties for both Energy Production Systems and Energy Processing Systems.

The significant production properties for the Energy Processing Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Tupelo, Mississippi	348,000	Owned
Stephenville, Texas	261,000	Owned
Erie, Pennsylvania	258,000	Owned
Corpus Christi, Texas	53,000	Leased
Fullerton, California	51,000	Leased
International:
Ellerbek, Germany	131,000	Owned
Changshu, China	64,000	Leased

ITEM 3.	LEGAL PROCEEDINGS

We are the named defendant in a number of lawsuits; however, while the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	RESERVED

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Form 10-K.

The executive officers of FMC Technologies, together with the offices currently held by them, their business experience and their ages as of March 1, 2010, are as follows:

Name	Age	Office, year of election and other information for past five years
Peter D. Kinnear	62	Chairman, President and Chief Executive Officer (2008); President and Chief Executive Officer (2007); President and Chief Operating Officer (2006); Executive Vice President (2004); Vice President (2001)
William H. Schumann, III	59	Executive Vice President, Chief Financial Officer and Treasurer (2010); Executive Vice President and Chief Financial Officer (2007); Senior Vice President and Chief Financial Officer (2001); Treasurer (2002-2004)
John T. Gremp	58	Executive Vice President—Energy Systems (2007); Vice President and Group Manager—Energy Production (2004), General Manager (2002)
Tore H. Halvorsen	55	Senior Vice President—Global Subsea Production Systems (2007); Vice President—Subsea Systems Eastern Hemisphere (2004); Managing Director of FMC Kongsberg Subsea AS (1994)
Robert L. Potter	59	Senior Vice President—Energy Processing and Global Surface Wellhead (2007); Vice President—Energy Processing Systems (2001)
Jeffrey W. Carr	53	Vice President, General Counsel and Secretary (2001)
Maryann T. Seaman	47	Vice President, Administration (2007); Director of Investor Relations and Corporate Development (2003)
Jay A. Nutt	46	Vice President and Controller (2009); Controller (2008); Controller—Energy Systems (2007); Controller—Energy Production Systems (2001)
Bradley D. Beitler	56	Vice President, Technology (2009); Director of Technology (2006); Director of Business Development (2001)

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

As of February 22, 2010, there were 3,888 holders of record of FMC Technologies’ common stock. On February 22, 2010, the last reported sales price of our common stock on the New York Stock Exchange was $54.99.

We have not declared or paid cash dividends in 2009 or 2008, and we do not currently have a plan to pay cash dividends in the future.

On July 31, 2008, we spun-off our FoodTech and Airport Systems businesses, which are now known as JBT, through a tax-free dividend to our shareholders. We distributed 0.216 shares of JBT common stock for every share of our stock outstanding as of the close of business on July 22, 2008. We did not retain any shares of JBT common stock.

As of December 31, 2009, our securities authorized for issuance under equity compensation plans were as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	499,611(1)	$10.34	14,226,905	(2)
Equity compensations plans not approved by security holders	—	—	—
Total	499,611(1)	$10.34	14,226,905	(2)

(1)	The table includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of FMC Technologies Common Stock under the Amended and Restated FMC Technologies Incentive Compensation and Stock Plan (the “Plan”). The table does not include shares of restricted stock that have been awarded under the Plan but which have not yet vested.

(2)	The table includes shares available for future issuance under the Plan, excluding the shares quantified in the first column. This number includes 2,875,578 shares available for issuance for nonvested stock awards that vest after December 31, 2009.

We had no unregistered sales of equity securities during the three months ended December 31, 2009.

In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock split on August 31, 2007, the authorization was increased to 30 million shares. In July 2008, in connection with the JBT spin-off, and as required by the Internal Revenue Service (“IRS”), the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock in addition to the 30 million shares described above.

The following table summarizes repurchases of our common stock during the three months ended December 31, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (b)
October 1, 2009 – October 31, 2009	14,376	$51.95	8,916	5,781,743
November 1, 2009 – November 30, 2009	440	$54.48	—	5,781,743
December 1, 2009 – December 31, 2009	371,897	$57.45	366,667	5,415,076

Total	386,713	$57.24	375,583	5,415,076

(a)	Represents 375,583 shares of common stock repurchased and held in treasury and 11,130 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 13,610 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended December 31, 2009.

(b)	As of December 31, 2009, there were no remaining shares available for purchase under the July 2008 Board of Directors authorization.

The chart compares the percentage change in the cumulative stockholder return on our common stock against the cumulative total return of the Philadelphia Oil Service Sector Index (OSX) and the S&P Composite 500 Stock Index. The comparison is for a period beginning December 31, 2004 and ending December 31, 2009. The chart assumes the investment of $100 on December 31, 2004 and the reinvestment of all dividends, including the reinvestment of the JBT stock dividend paid to our shareholders on July 31, 2008.

	2004	2005	2006	2007	2008	2009
FMC TECHNOLOGIES, INC.	$100	$133	$191	$352	$156	$378
OSX	$100	$150	$171	$251	$102	$164
S&P 500	$100	$105	$121	$128	$81	$102

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our audited financial statements. Audited financial statements for the years ended December 31, 2009, 2008 and 2007 and as of December 31, 2009 and 2008 are included elsewhere in this report.

(In millions) Years Ended December 31	2009	2008	2007	2006	2005
Revenue:
Energy Production Systems	$3,721.9	$3,670.7	$2,882.2	$2,249.5	$1,770.5
Energy Processing Systems	698.4	883.2	767.7	672.3	521.8
Other revenue and intercompany eliminations	(14.9)	(3.0)	(1.0)	(6.4)	(9.9)

Total revenue	$4,405.4	$4,550.9	$3,648.9	$2,915.4	$2,282.4

Cost of sales	$3,434.5	$3,623.1	$2,921.9	$2,370.0	$1,858.5
Selling, general and administrative expense	389.5	351.7	310.6	271.0	228.7
Research and development expense	51.3	45.3	40.8	33.0	29.2

Total costs and expenses	3,875.3	4,020.1	3,273.3	2,674.0	2,116.4
Other income (expense), net	(2.7)	(23.0)	29.9	(7.0)	(6.3)

Income from continuing operations before net interest expense and income taxes	527.4	507.8	405.5	234.4	159.7
Net interest expense	(9.5)	(1.5)	(9.3)	(6.7)	(5.4)

Income from continuing operations before income taxes	517.9	506.3	396.2	227.7	154.3
Provision for income taxes	155.1	152.0	134.5	62.7	56.9

Income from continuing operations	362.8	354.3	261.7	165.0	97.4
Income from discontinued operations, net of income taxes	0.5	8.4	42.2	113.8	12.2

Net income	363.3	362.7	303.9	278.8	109.6
Less: net income attributable to noncontrolling interests	(1.5)	(1.4)	(1.1)	(2.5)	(3.5)

Net income attributable to FMC Technologies, Inc.	$361.8	$361.3	$302.8	$276.3	$106.1

(In millions, except per share data) Years Ended December 31	2009	2008	2007	2006	2005
Diluted earnings per share attributable to FMC Technologies:
Income from continuing operations	$2.87	$2.72	$1.95	$1.16	$0.66
Diluted earnings per share	$2.88	$2.78	$2.26	$1.97	$0.75
Diluted weighted average shares outstanding	125.7	129.7	133.8	140.3	141.6
Common stock price range:
High	$58.84	$80.86	$66.86	$35.67	$21.89
Low	$23.79	$20.34	$27.76	$22.50	$14.53
Cash dividends declared	$—	$—	$—	$—	$—

As of December 31	2009	2008	2007	2006	2005
Balance sheet data:
Total assets	$3,509.5	$3,580.9	$3,211.1	$2,487.8	$2,095.6
Net (debt) cash (1)	$40.6	$(154.9)	$0.2	$(138.9)	$(103.0)
Long-term debt, less current portion	$391.6	$472.0	$112.2	$212.6	$252.6
Total FMC Technologies, Inc. stockholders’ equity	$1,102.8	$690.4	$1,021.7	$886.0	$699.5

Years Ended December 31	2009	2008	2007	2006	2005
Other financial information:
Capital expenditures	$110.0	$165.0	$179.6	$115.6	$69.9
Cash flows provided by operating activities of continuing operations	$596.6	$261.7	$542.8	$51.7	$(79.0)
Segment operating capital employed (2)	$1,369.6	$1,160.1	$920.6	$964.6	$657.5
Order backlog (3)	$2,545.4	$3,651.2	$4,490.7	$2,332.0	$1,662.4

(1)	Net (debt) cash consists of short-term debt, long-term debt and the current portion of long-term debt less cash and cash equivalents. Net (debt) cash is a non-GAAP measure that management uses to evaluate our capital structure and financial leverage. See Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of net (debt) cash.

(2)	We view segment operating capital employed, which consists of assets, net of liabilities, as the primary measure of segment capital. Segment operating capital employed excludes corporate debt facilities and certain investments, pension liabilities, deferred and currently payable income taxes and LIFO inventory reserves.

(3)	Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The results of our businesses are primarily driven by changes in exploration and production spending by oil and gas companies, which in part depend upon current and anticipated future crude oil and natural gas demand, production volumes, and consequently prices. Our Energy Production Systems business is affected by trends in land and offshore oil and natural gas production, including shallow and deepwater development. Our Energy Processing Systems business results reflect spending by oilfield service companies and engineering construction companies for equipment and systems that facilitate the flow, measurement and transportation of crude oil and natural gas. We use crude oil and natural gas prices as an indicator of demand. While crude oil and natural gas prices have increased since their lows during early 2009, such prices are lower than they were during much of 2008 and continue to experience volatility. The level of production activity worldwide influences spending decisions, and we use rig count as an additional indicator of demand.

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

In 2009, we expanded our portfolio of technology offerings through the acquisition of DDS and MPM to further enhance and strengthen our capabilities in the subsea processing market. DDS is a California-based manufacturer of high-performance permanent magnet motors and bearings for the oil and gas industry. MPM is a Norway-based manufacturer of high-performance multiphase flow meters.

We have developed close working relationships with our customers in our business segments. Our Energy Production Systems business results reflect our ability to build long-term alliances with oil and natural gas companies that are actively engaged in offshore deepwater development, and to provide solutions for their needs in a timely and cost-effective manner. We have formed similar collaborative relationships with oilfield service companies in Energy Processing Systems. We believe that by working closely with our customers we enhance our competitive advantage, strengthen our market positions and improve our results.

As we evaluate our operating results, we view our business segments by product line and consider performance indicators like segment revenue, operating profit and capital employed, in addition to the level of inbound orders and order backlog. A significant and growing proportion of our revenues are recognized under the percentage of completion method of accounting. Our payments for such arrangements are generally received according to milestones achieved under stated contract terms. Consequently, the timing of revenue recognition is not always highly correlated with the timing of customer payments. We may structure our contracts to receive advance payments which we may use to fund engineering efforts and inventory purchases. Working capital (excluding cash) and net (debt) cash are therefore key performance indicators of cash flows.

On July 31, 2008, we spun-off our FoodTech and Airport Systems businesses, which are now known as JBT, through a tax-free dividend to our shareholders. The results of JBT have been reported as discontinued operations for all periods presented. For additional information related to the spin-off of JBT, see Note 3 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

In our segments, we serve customers from around the world. During 2009, approximately 77% of our total sales were to non-U.S. locations. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies. For example, we have targeted opportunities in West Africa, Brazil, Russia and the Asia Pacific region because of the expected offshore drilling potential in those regions.

Business Outlook

The long-term outlook for our businesses remains generally favorable despite the impact of the protracted global recession and ongoing uncertainty in the equity and credit markets that commenced in the second half of 2008. Additionally, the impact of the steep decline in the North American rig count and oilfield activity seen in the first half of 2009 resulted in several downward revisions to estimates for global hydrocarbon demand during the first half of 2009. However, management believes that global demand for hydrocarbons will strengthen as macroeconomic conditions improve.

Management remains cautiously optimistic about business levels in early 2010. Current commodity markets are reflective of stabilizing global economies and firming expectations of increased energy demand for 2010 and beyond. As a result of the rising expectations for energy demand, commodity prices have been steadily increasing from the depressed levels witnessed in early 2009. Consequently, demand for exploration and production activity is also stabilizing and is expected to grow modestly in 2010.

CONSOLIDATED RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

	Year Ended December 31,			Change
($ in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Revenue	$4,405.4	$4,550.9	$3,648.9	$(145.5)	(3)%	$902.0	25%
Costs and expenses:
Cost of sales	3,434.5	3,623.1	2,921.9	(188.6)	(5)	701.2	24
Selling, general and administrative expense	389.5	351.7	310.6	37.8	11	41.1	13
Research and development expense	51.3	45.3	40.8	6.0	13	4.5	11

Total costs and expenses	3,875.3	4,020.1	3,273.3	(144.8)	(4)	746.8	23
Other income (expense), net	(2.7)	(23.0)	29.9	20.3	88	(52.9)	*
Net interest expense	(9.5)	(1.5)	(9.3)	(8.0)	*	7.8	84

Income before income taxes	517.9	506.3	396.2	11.6	2	110.1	28
Provision for income taxes	155.1	152.0	134.5	3.1	2	17.5	13

Income from continuing operations	362.8	354.3	261.7	8.5	2	92.6	35
Income from discontinued operations, net of income taxes	0.5	8.4	42.2	(7.9)	*	(33.8)	*

Net income	363.3	362.7	303.9	0.6	—	58.8	19

Less: net income attributable to noncontrolling interests	(1.5)	(1.4)	(1.1)	(0.1)	(7)	(0.3)	(27)

Net income attributable to FMC Technologies, Inc	$361.8	$361.3	$302.8	$0.5	— %	$58.5	19%

*	Not meaningful

2009 Compared With 2008

Our total revenue for the year ended December 31, 2009, decreased by $145.5 million compared to the prior year. Total revenue for 2009 included a $355.0 million unfavorable impact of foreign currency translation, as compared to 2008. Excluding the impact of foreign currency translation, total revenue grew by $209.5 million during 2009, compared to the prior year, as a result of our Energy Production businesses. The revenue increase was partially offset by a decline in Energy Processing revenue, largely driven by the weaker year-over-year North American oilfield activity due to the deterioration of oil and gas prices in early 2009.

Gross profit (revenue less cost of sales) increased as a percentage of sales from 20.4% in 2008 to 22.0% in 2009. The margin improvement was largely attributable to a more profitable mix of projects in our subsea business, net of additional contract-related charges during 2009. On an absolute dollar basis, gross profit increased by $43.1 million during the year ended December 31, 2009, as compared to the prior year. Excluding the impact of foreign currency translation, gross profit increased $100.4 million in 2009 as compared to 2008.

Selling, general and administrative (“SG&A”) expense increased as a percentage of sales from 7.7% in 2008 to 8.8% in 2009. SG&A expense for 2009 included a $13.9 million favorable impact from foreign currency translation. The improvement in our common stock price and other investments held in an employee benefit trust for our nonqualified deferred compensation plan resulted in $8.5 million of compensation expense in 2009, compared to a gain of $11.4 million in 2008. We also had increased pension expense of $11.4 million year-over-year as a result of lower plan asset performance during 2008. Additionally, we had increased spending in our Energy Production businesses due to increased bid activity for projects to be awarded in 2010.

We increased our research and development activities in 2009 as we continue to advance new technologies for subsea processing capabilities.

Other income (expense), net, reflected non-operating losses of $6.3 million and $15.7 million on foreign currency exposures and derivative instruments, for which hedge accounting is not applied, for the years ended December 31, 2009 and 2008, respectively. Additionally, we recognized $3.5 million in gains during 2009, compared to $7.3 million in expense during 2008, associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan. Further discussion of our derivative instruments is incorporated herein by reference from Note 14 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Net interest expense was higher in 2009, primarily due to lower interest income in 2009, as compared to 2008, driven by lower yields on cash investments.

Our provision for income taxes reflected an effective tax rate of 30.0% in 2009. In 2008, our effective tax rate was 30.1%. The decrease in the effective rate in 2009 is primarily related to a favorable change in country mix of earnings, partially offset by a provision of U.S. tax on the earnings of certain foreign subsidiaries that we have determined are not indefinitely reinvested, an increase in the U.S. tax cost of deemed and actual dividends from foreign subsidiaries, and an increased provision of U.S. tax on unrecognized tax benefits. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates and the impact of foreign earnings repatriation.

2008 Compared With 2007

Our total revenue for the year ended December 31, 2008, reflected growth in both business segments compared to the prior year. Our Energy Production Systems businesses provided $788.5 million of the $902.0 million increase. We benefited from high demand for equipment and systems during 2007, especially subsea systems, used in major oil and gas producing regions throughout the world. The favorable market conditions during 2007 produced a strong backlog position at December 31, 2007, and subsequently, higher revenues for the year ended December 31, 2008, compared to the year ended December 31, 2007. Energy Processing Systems revenues grew by $115.5 million from the prior year largely reflecting continued infrastructure investment related to metering systems and coal-fired power generation.

Gross profit (revenue less cost of sales) increased $200.8 million, and as a percentage of sales from 19.9% in 2007 to 20.4% in 2008. The increase was largely attributable to higher sales volume and to a lesser extent, higher margins in our Energy Production businesses, reflecting more complex subsea projects.

Selling, general and administrative (“SG&A”) expense for 2008 increased compared to 2007, but declined as a percentage of sales from 8.5% in 2007 to 7.7% in 2008 as we continued to leverage our SG&A spending. The majority of our increased SG&A spending in 2008 was for Energy Production Systems relating to increased sales volumes.

We increased our research and development activities in 2008 as we advanced new technologies for subsea processing capabilities.

Other income (expense), net, reflected non-operating losses of $15.7 million and gains of $27.9 million on foreign currency exposures and derivative instruments, for which hedge accounting was not applied, for the years ended December 31, 2008 and 2007, respectively. Additionally, we had $7.3 million in compensation expense during 2008 associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan. Further discussion of our derivative instruments is incorporated herein by reference from Note 14 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Net interest expense was lower in 2008, reflective of lower average debt levels and lower borrowing costs during 2008.

Our provision for income taxes reflected an effective tax rate of 30.1% in 2008. In 2007, our effective tax rate was 34.0%. The decrease in the effective tax rate was largely attributable to a favorable change in the country mix of earnings, partially offset by an increase in U.S. tax cost of deemed and actual dividends from foreign subsidiaries, and an increased provision of U.S. tax on unrecognized tax benefits. The difference between the effective rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates and the impact of foreign earnings repatriation.

Discontinued Operations

Income from discontinued operations, net of income taxes, for the year ended December 31, 2008, primarily reflected $25.7 million, net of tax, in operating results of JBT for the seven months ended July 31, 2008, partially offset by $17.8 million, net of tax, of expenses related to the spin-off of JBT. These expenses consist primarily of non-deductible legal, accounting and professional fees to complete activities associated with the spin-off.

Operating Results of Business Segments

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other expense, net.

The following table summarizes our operating results for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,			Favorable/(Unfavorable)
($ in millions)	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
Revenue
Energy Production Systems	$3,721.9	$3,670.7	$2,882.2	$51.2	1%	$788.5	27%
Energy Processing Systems	698.4	883.2	767.7	(184.8)	(21)	115.5	15
Other revenue and intercompany eliminations	(14.9)	(3.0)	(1.0)	(11.9)	*	(2.0)	*

Total revenue	$4,405.4	$4,550.9	$3,648.9	$(145.5)	(3)%	$902.0	25%

Net income
Segment operating profit
Energy Production Systems	$516.1	$420.7	$287.9	$95.4	23%	$132.8	46%
Energy Processing Systems	102.4	165.5	142.5	(63.1)	(38)	23.0	16

Total segment operating profit	618.5	586.2	430.4	32.3	6	155.8	36
Corporate items:
Corporate expense	(35.4)	(37.5)	(35.1)	2.1	6	(2.4)	(7)
Other revenue and other (expense), net	(57.2)	(42.3)	9.1	(14.9)	(35)	(51.4)	*
Net interest expense	(9.5)	(1.5)	(9.3)	(8.0)	*	7.8	84

Total corporate items	(102.1)	(81.3)	(35.3)	(20.8)	(26)	(46.0)	(130)

Income from continuing operations before income taxes	516.4	504.9	395.1	11.5	2	109.8	28
Provision for income taxes	155.1	152.0	134.5	(3.1)	(2)	(17.5)	(13)

Income from continuing operations	361.3	352.9	260.6	8.4	2	92.3	35
Income from discontinued operations, net of income taxes	0.5	8.4	42.2	(7.9)	*	(33.8)	*

Net income attributable to FMC Technologies, Inc.	$361.8	$361.3	$302.8	$0.5	—%	$58.5	19%

*	Not meaningful

We report our results of operations in U.S. dollars; however, our earnings are generated in a number of currencies worldwide. We generate a significant amount of revenue, and incur a significant amount of costs, in Norwegian Krone, Brazilian Real, and the Euro, for example. The earnings of subsidiaries functioning in their local currencies are translated into U.S. dollars based upon the average exchange rate for the period, in order to provide worldwide consolidated results. While the U.S. dollar results reported reflect the actual economics of the period reported upon, the variances from prior periods include the impact of translating earnings at different rates.

A summary of the translation impact on our consolidated results follows:

(In millions)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Revenue (decline) growth:
Reported	$(145.5)	$902.0	$733.5
Due to translation	$(355.0)	$92.4	$225.8
Segment operating profit growth:
Reported	$32.3	$155.8	$138.3
Due to translation	$(41.8)	$15.3	$17.9

The revenue impacts are primarily reflected in Energy Production Systems—96%, 87% and 93% for the years ended December 31, 2009, 2008 and 2007, respectively. The operating profit impacts are primarily reflected in Energy Production Systems—95%, 84% and 95% for the years ended December 31, 2009, 2008 and 2007, respectively.

Energy Production Systems

2009 Compared With 2008

Energy Production Systems’ revenue was $51.2 million higher for the year ended December 31, 2009, compared to the same period in 2008. Revenue for 2009 included a $340.0 million unfavorable impact of foreign currency translation, as compared to 2008. Excluding the impact of foreign currency translation, total revenue grew by $391.2 million during 2009, compared to the prior year. The increase was driven primarily by the conversion of subsea backlog to revenue during the year. Subsea volumes increased primarily as a result of progress on new and ongoing projects worldwide; notably projects located in the North Sea, in the Gulf of Mexico, West Africa and offshore Brazil. Further, international activity levels in our surface wellhead business have seen modest improvement, but this was more than offset by the decline in the North American surface wellhead markets.

Energy Production Systems’ operating profit totaled $516.1 million, or 13.9% of revenue, for the year ended December 31, 2009, and was 2.4 percentage points above the operating profit generated in the prior year. The margin improvement resulted primarily from a more profitable mix of projects in our subsea business, net of additional contract-related charges during 2009. On an absolute dollar basis, operating profit increased by $95.4 million in 2009, as compared to 2008. Excluding the impact of foreign currency translation, operating profit increased $135.2 million during 2009, as compared to the prior year.

2008 Compared With 2007

Energy Production Systems’ revenue was $788.5 million higher for the year ended December 31, 2008, compared to the same period in 2007, which included approximately $80.5 million related to foreign currency translation. Segment revenue is affected by trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Higher demand for our products and services in prior periods has resulted in project-related subsea systems revenue of $3.0 billion for the year ended December 31, 2008, compared to $2.3 billion for the comparable period in 2007. Subsea volumes increased primarily as a result of progress on new and ongoing projects worldwide; notably projects located in the North Sea, in the Gulf of Mexico and offshore Brazil.

Energy Production Systems’ operating profit increased by $132.8 million for the year ended 2008 compared to the same period in 2007, which includes approximately $12.9 million related to foreign currency translation. The increase in sales volume accounted for $120.8 million of the profit increase. We achieved approximately $55.1 million in other margin improvements, primarily reflective of more complex, and higher margin, subsea projects. Offsetting these profit increases were $38.9 million in increased selling, general and administrative costs resulting from higher staff levels, and $3.4 million in higher costs for research and development of our subsea and surface technologies.

Energy Processing Systems

2009 Compared With 2008

Energy Processing Systems’ revenue decreased $184.8 million for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease was driven largely by reduced demand for fluid control products, resulting from weaker oil and gas prices which led to the decline in the North American oilfield activity experienced during the first half of 2009. Additionally, material handling revenues were negatively impacted due to a weakened demand for coal-fired power generation and, to a lesser extent, the measurement solutions business had several large product shipments during 2008 which did not repeat in 2009. The decreases also reflect the impact of a strengthening U.S. dollar in 2009, as compared to 2008.

Energy Processing Systems’ operating profit for the year ended December 31, 2009, decreased $63.1 million compared to the same period of 2008, primarily reflecting the decline in product sales volumes.

2008 Compared With 2007

Energy Processing Systems’ revenue increased $115.5 million for the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase was driven primarily by higher volume in the measurement solutions and material handling businesses, reflecting continued infrastructure investment related to metering systems and coal-fired power generation.

Energy Processing Systems’ operating profit for the year ended December 31, 2008, increased $23.0 million compared to the same period of 2007. Higher product sales volumes contributed $34.5 million of increased operating profit, primarily in the measurement solutions and material handling businesses, partially offset by an unfavorable product mix, increased headcount related selling and administrative costs, higher commission expense and higher research and development spending in support of improved sales volume.

Corporate Items

2009 Compared With 2008

Our corporate items reduced earnings by $102.1 million in 2009, compared to $81.3 million in 2008. We recognized $5.0 million in expense during 2009, compared to $4.1 million in gains during 2008, associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan. We also had increased pension expense of $8.6 million year-over-year as a result of lower plan asset performance during 2008 and an $8.0 million increase in interest expense, net, primarily due to lower interest income in 2009, as compared to 2008, driven by lower yields on cash investments. These costs were partially offset by favorable adjustments to our LIFO reserve of $5.3 million, attributable to lower inventory levels and lower cost indexes and a decrease in other corporate costs of $2.1 million resulting from cost containment efforts to align staffing with current business activities.

2008 Compared With 2007

Our corporate items reduced earnings by $81.3 million in 2008 compared to $35.3 million in 2007. The increase in expense in 2008 primarily reflected mark-to-market losses on foreign currency forward contracts of $8.7 million in 2008, compared to gains in the prior year of $30.9 million, combined with increased stock-based compensation of $6.5 million and other corporate staff costs of $2.4 million. These costs were partially offset by a $7.8 million decrease in interest expense, net, attributable to reduced borrowing levels and lower interest rates in 2008.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period and the impact of translation on the previous year’s backlog. Backlog translation positively affected orders by $363.3 million in the year ended December 31, 2009, and negatively affected orders by $593.1 million in the comparable period of 2008.

	Inbound Orders Year Ended December 31,
(In millions)	2009	2008
Energy Production Systems	$2,709.4	$2,853.2
Energy Processing Systems	606.4	865.9
Intercompany eliminations	(16.9)	(7.6)

Total inbound orders	$3,298.9	$3,711.5

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog December 31,
(In millions)	2009	2008
Energy Production Systems	$2,332.6	$3,345.0
Energy Processing Systems	221.1	313.2
Intercompany eliminations	(8.3)	(7.0)

Total order backlog	$2,545.4	$3,651.2

Order backlog for Energy Productions Systems at December 31, 2009, decreased by $1.0 billion compared to year-end 2008, as new orders in 2009 did not fully replace the prior year backlog that was converted into revenue in 2009. Lower inbound orders are the result of the weak global economic climate and some lingering uncertainty regarding the recovery from the global economic recession and its impact on energy demand. Inbound orders are expected to improve during the last half of 2010. Backlog of $2.3 billion at December 31, 2009, includes various projects for BP; Petrobras’ Cascade, Tambau and GLL-9; Shell’s Gumusut; Statoil’s Ormen Lange Phase II, Vega, Asgard, and Gjoa; Total’s Pazflor; Tullow’s Jubilee and Woodside’s Pluto subsea projects. We expect to convert approximately 80% of December 31, 2009 backlog into revenue during 2010.

Order backlog for Energy Processing Systems at December 31, 2009, decreased by 29% compared to year-end 2008, due largely from the drawdown on significant projects in the material handling and loading systems businesses and decreased demand for fluid control products resulting from weaker oil and gas prices and lower year-over-year North American oilfield activity during early 2009. We are beginning to see some recovery in the oil and gas markets, and consequently, we anticipate an increase in orders in 2010. However, there is still some uncertainty as to the stability of the recovery. We expect to convert approximately 70% of the December 31, 2009 backlog into revenue during 2010.

Liquidity and Capital Resources

We generate our capital resources largely through operations and, when needed, through various credit facilities.

Our net cash at December 31, 2009, was $40.6 million, compared with net debt of $154.9 million at December 31, 2008. Net debt, or net cash, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt, or net cash, is a meaningful measure which will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net debt.

(In millions)	December 31, 2009	December 31, 2008
Cash and cash equivalents	$460.7	$340.1
Short-term debt and current portion of long-term debt	(28.5)	(23.0)
Long-term debt, less current portion	(391.6)	(472.0)

Net cash (debt)	$40.6	$(154.9)

The change in our net cash (debt) position reflects cash generated from operations, which more than offset repurchases of our common stock of $155.7 million, capital expenditures of $110.0 million, and payments for acquisitions of $162.6 million.

Cash flows for each of the years in the three-year period ended December 31, 2009, were as follows:

	Year Ended December 31,
(In millions)	2009	2008	2007
Cash provided by operating activities of continuing operations	$596.6	$261.7	$542.8
Cash required by investing activities of continuing operations	(253.7)	(282.9)	(181.0)
Cash provided (required) by financing activities	(237.6)	252.7	(355.6)
Cash provided (required) by discontinued operations	(2.1)	(15.8)	29.0
Effect of exchange rate changes on cash and cash equivalents	17.4	(5.1)	14.8

Increase (decrease) in cash and cash equivalents	$120.6	$210.6	$50.0

Operating Cash Flows

During the year ended December 31, 2009, we generated $596.6 million in cash flows from operating activities of continuing operations, which represented a $334.9 million increase compared to the prior year. The year-over-year improvement is largely attributable to lower working capital investment associated with our portfolio of projects. Our working capital balances can vary significantly depending on the payment terms and timing of delivery on key contracts.

Our cash flows from operating activities in 2008 were $281.1 million lower than the prior year. The decrease is due primarily to the higher investments in working capital resulting from required investments in accounts receivable and inventory in the Energy Production segment.

Investing Cash Flows

Our cash requirements for investing activities of continuing operations were $253.7 million and $282.9 million during 2009 and 2008, respectively, primarily consisting of amounts to fund acquisitions and capital expenditures. Acquisition funding in 2009, which largely related to the purchase of DDS and MPM, resulted in cash outflows, net of cash acquired of $120.2 million and $32.4 million, respectively. We spent $121.3 million on investments in 2008, related primarily to our purchase of a 45% interest in Schilling Robotics, LLC. Capital expenditures, net of cash proceeds associated with certain asset and investment disposals, decreased year-over-year, reflecting lower spending on subsea capacity additions and offshore tooling and the completion of intervention assets in early 2009 for Energy Production Systems.

Cash required by investing activities in 2007 was $181.0 million, primarily reflecting the investment in subsea intervention assets, offshore tooling and subsea capacity additions. Additionally, we spent $64.4 million for acquisitions, including $59.7 million for the purchase of the remaining interest in CDS Engineering BV, partially offset by proceeds from the sale and leaseback of land and property in Houston, Texas.

Financing Cash Flows

Cash required by financing activities was $237.6 million in 2009, compared to cash provided of $252.7 million for 2008. We reduced our net borrowings by $80.2 million in 2009, compared to increased net borrowings of $369.4 million in 2008. Additionally, we received proceeds from JBT of $196.2 million in 2008, in conjunction with the spin-off of JBT. Cash was used for both years to repurchase common stock under our share repurchase authorization program.

Cash outflows in 2007 related primarily to the reduction in net borrowings of $98.4 million and the repurchase of common stock under our share repurchase authorization program.

Discontinued Operations Cash Flows

We reported an immaterial amount of cash required by discontinued operations in 2009, related to the spin-off of JBT which occurred in July 2008. Cash required by and provided by discontinued operations in 2008 and 2007, respectively, primarily reflected the operating and investing activities of JBT.

Debt and Liquidity

Total borrowings at December 31, 2009 and 2008, comprised the following:

	December 31,
(In millions)	2009	2008
Revolving credit facilities	$100.0	$407.0
Commercial paper	278.7	52.0
Uncommitted credit facilities	28.1	19.1
Property financing	8.1	8.5
Other	5.2	8.4

Total borrowings	$420.1	$495.0

The following is a summary of our credit facilities at December 31, 2009:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year committed revolving credit facility	$600.0	$100.0	$278.7	$27.8	$193.5	December 2012
364-day revolving committed credit agreement	350.0	—	—	—	350.0	January 2010

	$950.0	$100.0	$278.7	$27.8	$543.5

(a)	Under our commercial paper program, we have the ability to access up to $500.0 million of financing through our commercial paper dealers. Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.

Committed credit available under our five-year revolving credit facility maturing in December 2012 provides the ability to issue our commercial paper obligations on a long-term basis. We had $278.7 million of commercial paper issued under this facility at December 31, 2009. Since we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheets at December 31, 2009.

Our $600 million five-year revolving credit agreement maturing in December 2012, with JPMorgan Chase Bank, N.A., as Administrative Agent, accrues interest at a rate equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate and (2) the federal funds rate plus  1/2 of 1% or (b) an interest rate of 45 basis points above the London Interbank Offered Rate (“LIBOR”). The margin over LIBOR is variable and is determined based on our debt rating.

In January 2009, we entered into a $350 million 364-day revolving committed credit agreement maturing in January 2010, with Bank of America, N.A., as Administrative Agent. Under the credit agreement interest accrues at a rate equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate, (2) the federal funds rate plus  1 /2 of 1% or (3) the London Interbank Offered Rate (“LIBOR”) plus 1.00%; or (b) LIBOR plus 2.25%. The margin over LIBOR is variable and is determined based on our credit rating.

Among other restrictions, the terms of the credit agreements include negative covenants related to liens and a financial covenant related to the debt-to-earnings ratio. We are in compliance with all restrictive covenants as of December 31, 2009.

On January 13, 2010, we entered into a $350 million revolving credit agreement with Bank of America, N.A., as Administrative Agent. The new facility matures in January 2013 and replaces, in kind, the $350 million 364-day revolving credit agreement that matured on January 13, 2010.

Outlook for 2010

Historically, we have generated our capital resources primarily through operations and, when needed, through credit facilities. We continue to witness volatility in the credit, equity and commodity markets that began in 2008. While this creates some degree of uncertainty for our business, management believes we have secured sufficient credit capacity to mitigate potential negative impacts on our operations. We expect to continue to meet our cash requirements with a combination of cash on hand, cash generated from operations and our credit facilities.

We are projecting to spend approximately $140.0 million during 2010 for capital expenditures, largely for enhancements to our manufacturing and service capabilities. We anticipate contributing approximately $14.5 million to our pension plans in 2010. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

We have $543.5 million in capacity available under our bank lines that we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions meet our standards. Our intent is to maintain a level of financing sufficient to meet this objective. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

Contractual Obligations and Off-Balance Sheet Arrangements

The following is a summary of our contractual obligations at December 31, 2009:

	Payments Due by Period
(In millions) Contractual obligations	Total payments	Less than 1 year	1-3 years	3 -5 years	After 5 years
Long-term debt (a)	$392.0	$0.4	$385.3	$—	$6.3
Short-term debt	28.1	28.1	—	—	—
Operating leases	405.8	57.0	95.2	75.4	178.2
Unconditional purchase obligations (b)	593.3	568.0	25.3	—	—
Pension and other postretirement benefits (c)	14.5	14.5	—	—	—
Unrecognized tax benefits (d)	5.3	5.3	—	—	—

Total contractual obligations	$1,439.0	$673.3	$505.8	$75.4	$184.5

(a)	Our available long-term debt is dependent upon our compliance with covenants, including negative covenants related to liens, and a financial covenant related to the debt-to-earnings ratio. Any violation of covenants or other events of default, which are not waived or cured, or changes in our credit rating could have a material impact on our ability to maintain our committed financing arrangements.

Interest on long-term debt is not included in the table. As of December 31, 2009, we have commercial paper borrowings with short-term maturities that we have both the ability and intent to refinance on a long-term basis. However, we are uncertain as to the level of commercial paper or other borrowings and market interest rates that will be applicable throughout 2010. During 2009, we paid $10.4 million for interest expense.

(b)	In the normal course of business, we enter into agreements with our suppliers to purchase raw materials or services. These agreements include a requirement that our supplier provide products or services to our specifications and require us to make a firm purchase commitment to our supplier. As substantially all of these commitments are associated with purchases made to fulfill our customers’ orders, the costs associated with these agreements will ultimately be reflected in cost of sales on our consolidated statements of income.

(c)	We expect to make $14.5 million in contributions to our pension and other postretirement benefit plans during 2010. This amount does not include discretionary contributions to our U.S. qualified pension plan. Required contributions for future years depend on factors that cannot be determined at this time.

(d)	As of December 31, 2009, we have a liability for unrecognized tax benefits of $41.2 million. It is reasonably possible that $5.3 million of the liability will be settled during 2010, and this amount is reflected in income taxes payable in our consolidated balance sheet as of December 31, 2009. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining $35.9 million in liabilities, we are unable to make a reasonable estimate of the period in which such liabilities might be paid.

The following is a summary of other off-balance sheet arrangements at December 31, 2009:

	Amount of Commitment Expiration per Period
(In millions) Other off-balance sheet arrangements	Total amount	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit and bank guarantees	$569.1	$208.2	$221.6	$58.2	$81.1
Surety bonds	62.5	46.9	15.6	—	—

Total other off-balance sheet arrangements	$631.6	$255.1	$237.2	$58.2	$81.1

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

In connection with the spin-off of JBT, we retained liability for various contingent obligations totaling $12.8 million at December 31, 2009. Contingent obligations include guarantees on certain performance bonds issued by JBT. We are fully indemnified by JBT pursuant to the terms and conditions of the Separation and Distribution Agreement, dated July 31, 2008, between FMC Technologies and JBT. Management does not expect any of these financial instruments to result in losses that if incurred, would have a material effect on our consolidated financial position, results of operations or cash flows. The majority of these obligations will expire before the end of 2012.

Qualitative and Quantitative Disclosures about Market Risk

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2009 and 2008 our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts. At December 31, 2009, our derivative portfolio also held interest rate swap agreements.

These forward-looking disclosures only address potential impacts from market risks as they affect our financial instruments. They do not include other potential effects which could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.

Foreign Currency Exchange Rate Risk

We conduct operations around the world in a number of different currencies. Most of our significant foreign subsidiaries have designated the local currency as their functional currency. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. Dollars. We do not hedge these fluctuations in earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies in 2009 would have changed our revenue and income from continuing operations by approximately 5% and 4%, respectively.

When transactions are denominated in currencies other than our subsidiaries respective functional currencies, we manage these exposures through the use of derivative instruments to mitigate our risk. We use foreign currency forward contracts to hedge the foreign currency fluctuation associated with firmly committed and forecasted foreign currency denominated payments and receipts. The derivative instruments are designated and qualify as cash flow hedges, and as such their gains and losses are recorded in other comprehensive income until such time that the underlying transactions are recognized. When a forecasted transaction in a currency other than the functional currency of an entity is recognized as an asset or liability on the balance sheet, we also hedge the foreign currency fluctuation with derivative instruments after netting our exposures worldwide. These derivative instruments do not qualify as cash flow hedges.

Occasionally, we enter into contracts or other arrangements that are subject to foreign exchange fluctuations that qualify as embedded derivative instruments. In those situations, we enter into derivative foreign exchange contracts that hedge the price fluctuations due to movements in the foreign exchange rates. These hedges are not treated as cash flow hedges.

We have prepared a sensitivity analysis of our foreign currency forward contracts hedging anticipated transactions that are accounted for as cash flow hedges. This analysis assumes that each foreign currency rate would change 10% against a stronger and then weaker U.S. Dollar. A 10% increase in the value of the U.S. Dollar would result in a loss of $50.0 million in the net fair value of cash flow hedges reflected on our balance sheet at December 31, 2009. Changes in the derivative fair value will not have an immediate impact on our results of operations since their gains and losses are recorded in other comprehensive income unless these contracts are deemed to be ineffective. When the anticipated transactions occur, these changes in value of derivatives instrument positions will be offset against changes in the value of the underlying transaction.

Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. In March 2009, we entered into three floating-to-fixed interest rate swaps hedging interest payments on $100.0 million of our variable rate revolving debt. The effect of these interest rate swaps is to fix the effective annual interest rate on these borrowings at an average rate of 2.1%.

We use a sensitivity analysis to measure the impact on fair values (for interest rate swaps) of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in a decrease of $1.8 million in the net fair value of our interest rate swaps at December 31, 2009.

At December 31, 2009 we had unhedged variable rate debt of $307.0 million. Using sensitivity analysis to measure the impact of a 10% adverse movement in the interest rate, or 12 basis points, would result in an immaterial increase to interest expense.

We assess effectiveness of forward foreign currency contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness, and recognize the change in fair value of this component immediately in earnings. The difference between the spot rate and the forward rate is generally related to the differences in the interest rates of the countries of the currencies being traded. Consequently, we have exposure to relative changes in interest rates between countries in our results of operations. To the extent the U.S. interest rate decreases by 10%, or 12 basis points, and other countries interest rates remain fixed, we would expect to recognize an increase of $0.3 million in earnings in the period of change. Based on our portfolio as of December 31, 2009, we have exposure to the interest rates in the U.S., Brazil, the United Kingdom, Australia, the European Community and Norway.

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

Revenue recorded using the percentage of completion method amounted to $2,731.3 million, $2,999.9 million and $1,890.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The total estimated contract cost in percentage of completion accounting is a critical accounting estimate because it can materially affect revenue and cost of sales, and it requires us to make judgments about matters that are uncertain. There are many factors, including but not limited to resource price inflation, labor availability, productivity and weather, that can affect the accuracy of our cost estimates and ultimately our future profitability. In the past, we have realized both lower and higher than expected margins and have incurred losses as a result of unforeseen changes in our project costs.

The amount of revenue recognized using the percentage of completion method is sensitive to our changes in estimates of total contract costs. If we had used a different estimate of total contract costs for each contract in progress at December 31, 2009, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased total revenue and pre-tax income for the year ended December 31, 2009 by $36.4 million.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets, including property, plant and equipment, identifiable intangible assets being amortized and capitalized software costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of our management. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Goodwill and Other Intangible Assets

We record the excess of purchase price over fair value of the tangible and the identifiable intangible assets acquired as goodwill. Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise). We have established October 31 as the date of our annual test for impairment of goodwill. Impairment losses are calculated at the reporting unit level, and represent the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined by a two-step process. The first compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. The determination of the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss. We have not recognized any impairment for the years ended December 31, 2009 or 2008, as the fair values of our reporting units with goodwill balances exceed our carrying amounts. In addition, there were no negative conditions, or triggering events, that occurred in 2009 or 2008 requiring us to perform additional impairment reviews.

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for uncertain tax positions reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining our consolidated income tax expense.

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

As of December 31, 2009, we estimated that it is not more likely than not that we will generate future taxable income in certain foreign jurisdictions in which we have cumulative net operating losses and, therefore, we have provided a valuation allowance against the related deferred tax assets. As of December 31, 2009, we estimated that it is more likely than not that we will have future taxable income in the United States to utilize our domestic deferred tax assets. Therefore, we have not provided a valuation allowance against any domestic deferred tax assets.

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

Retirement Benefits

Our retirement (pension) and postretirement (health care and life insurance) obligations are described in Note 11 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. In order to measure the expense and obligations associated with our retirement benefits, management must make a variety of estimates, including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these costs, rate of compensation increase, employee turnover rates, retirement rates, mortality rates and other factors. We update these estimates on an annual basis or more frequently upon the occurrence of significant events. These accounting estimates bear the risk of change due to the uncertainty associated with the estimate as well as the fact that these estimates are difficult to measure. Different estimates used by management could result in our recognizing different amounts of expense over different periods of time.

We use third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the costs and obligations associated with these retirement benefits. The discount rate and expected return on plan assets are based primarily on investment yields available and the historical performance of our plan assets. These elements are critical accounting estimates because they are subject to management’s judgment and can materially affect net income.

Pension expense was $45.4 million, $34.0 million and $26.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The discount rate used affects the interest cost component of net periodic pension cost. The discount rate is based on rates at which the pension benefit obligation could effectively be settled on a present value basis. To determine the weighted average discount rate, we review long-term, high quality (“AA” rated) corporate bonds at our determination date and use a model that matches the projected benefit payments for our plans to coupons and maturities from high quality bonds. Significant changes in the discount rate, such as those caused by changes in the yield curve, the mix of bonds available in the market, the duration of selected bonds, and the timing of expected benefit payments may result in volatility in pension expense and pension liabilities. The weighted average discount rate used to compute net periodic benefit cost decreased from 6.02% in 2008 to 5.92% in 2009.

Our pension expense is sensitive to changes in our estimate of discount rate. Holding other assumptions constant, for a 50 basis point reduction in the discount rate, annual pension expense would increase by approximately $6.7 million before taxes. Holding other assumptions constant, for a 50 basis point increase in the discount rate, annual pension expense would decrease by approximately $6.3 million before taxes.

Net periodic pension cost includes an underlying expected long-term rate of asset return. Our estimate of the expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations. We assumed a weighted average expected rate of return for our pension plans of 8.35% and 8.21% in 2009 and 2008, respectively. The expected return on plan assets is recognized as part of the net periodic pension cost. The difference between the expected return and the actual return on plan assets is amortized over the expected remaining service life of employees, so there is a lag time between the market’s performance and its impact on plan results. Holding other assumptions constant, an increase of 50 basis points in the expected rate of return on plan assets would decrease annual pension expense by approximately $3.0 million before taxes. Holding other assumptions constant, a decrease of 50 basis points in the expected rate of return on plan assets would increase annual pension expense by approximately $2.8 million before taxes.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables based on estimated selling price for both delivered and undelivered items when vendor-specific or third-party evidence is unavailable. Additionally, disclosure of the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011. We are currently evaluating the provisions of the update and have not yet determined the impact, if any, on our consolidated financial statements.

In June 2009, the FASB issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities. This standard clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This statement requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. The standard is effective for fiscal years beginning after November 15, 2009. We will adopt the standard on January 1, 2010 and have not yet determined the impact on our consolidated financial statements.

Management believes that other recently issued accounting standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited FMC Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the FMC Technologies, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, FMC Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Houston, Texas

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of FMC Technologies, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Houston, Texas

March 1, 2010

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)	Year Ended December 31,
	2009	2008	2007
Revenue	$4,405.4	$4,550.9	$3,648.9
Costs and expenses:
Cost of sales	3,434.5	3,623.1	2,921.9
Selling, general and administrative expense	389.5	351.7	310.6
Research and development expense	51.3	45.3	40.8

Total costs and expenses	3,875.3	4,020.1	3,273.3
Other income (expense), net	(2.7)	(23.0)	29.9

Income before interest income, interest expense and income taxes	527.4	507.8	405.5
Interest income	2.4	6.6	6.8
Interest expense	(11.9)	(8.1)	(16.1)

Income from continuing operations before income taxes	517.9	506.3	396.2
Provision for income taxes	155.1	152.0	134.5

Income from continuing operations	362.8	354.3	261.7
Income from discontinued operations, net of income taxes (Note 3)	0.5	8.4	42.2

Net income	363.3	362.7	303.9
Less: net income attributable to noncontrolling interests	(1.5)	(1.4)	(1.1)

Net income attributable to FMC Technologies, Inc.	$361.8	$361.3	$302.8

Basic earnings per share attributable to FMC Technologies, Inc. (Note 2):
Income from continuing operations	$2.91	$2.76	$1.98
Income from discontinued operations	-	0.07	0.33

Basic earnings per share	$2.91	$2.83	$2.31

Diluted earnings per share attributable to FMC Technologies, Inc. (Note 2):
Income from continuing operations	$2.87	$2.72	$1.95
Income from discontinued operations	0.01	0.06	0.31

Diluted earnings per share	$2.88	$2.78	$2.26

Weighted average shares outstanding (Note 2):
Basic	124.3	127.8	131.3

Diluted	125.7	129.7	133.8

Net income attributable to FMC Technologies, Inc.:
Income from continuing operations	$361.3	$352.9	$260.6
Income from discontinued operations, net of income taxes	0.5	8.4	42.2

Net income attributable to FMC Technologies, Inc.	$361.8	$361.3	$302.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except per share data)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$460.7	$340.1
Trade receivables, net of allowances of $8.0 in 2009 and $9.4 in 2008	879.2	996.1
Inventories, net (Note 5)	591.8	559.3
Derivative financial instruments (Note 14)	108.0	354.6
Prepaid expenses	20.5	24.2
Other current assets	165.4	151.2
Income taxes benefit	—	12.8

Total current assets	2,225.6	2,438.3
Investments	141.8	151.2
Property, plant and equipment, net (Note 6)	581.9	494.9
Goodwill (Note 7)	272.7	128.7
Intangible assets, net (Note 7)	154.6	70.2
Deferred income taxes (Note 10)	69.8	123.4
Derivative financial instruments (Note 14)	28.5	142.4
Other assets	34.6	31.8

Total assets	$3,509.5	$3,580.9

Liabilities and equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 9)	$28.5	$23.0
Accounts payable, trade	343.9	439.8
Advance payments and progress billings	670.4	770.3
Accrued payroll	139.8	102.4
Derivative financial instruments (Note 14)	111.5	444.4
Income taxes payable	49.7	—
Current portion of accrued pension and other postretirement benefits (Note 11)	2.0	20.8
Deferred income taxes (Note 10)	59.3	0.1
Other current liabilities	272.3	159.0
Liabilities of discontinued operations (Note 3)	1.1	3.5

Total current liabilities	1,678.5	1,963.3
Long-term debt, less current portion (Note 9)	391.6	472.0
Accrued pension and other postretirement benefits, less current portion (Note 11)	140.0	182.1
Other liabilities	158.0	89.0
Derivative financial instruments (Note 14)	29.6	175.8
Commitments and contingent liabilities (Note 18)
Stockholders’ equity (Note 13):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2009 or 2008	—	—
Common stock, $0.01 par value, 300.0 and 195.0 shares authorized in 2009 and 2008, respectively; 143.2 shares issued in 2009 and 2008; 121.8 and 124.9 shares outstanding in 2009 and 2008, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.1 and 0.1 shares in 2009 and 2008, respectively	(5.7)	(6.3)
Common stock held in treasury, at cost, 21.2 and 18.1 shares in 2009 and 2008, respectively	(816.1)	(706.0)
Capital in excess of par value of common stock	710.1	728.7
Retained earnings	1,438.9	1,081.0
Accumulated other comprehensive loss	(225.8)	(408.4)

Total FMC Technologies, Inc. stockholders’ equity	1,102.8	690.4
Noncontrolling interests	9.0	8.3

Total equity	1,111.8	698.7

Total liabilities and equity	$3,509.5	$3,580.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2009	2008	2007
Cash provided (required) by operating activities of continuing operations:
Net income attributable to FMC Technologies, Inc.	$361.8	$361.3	$302.8
Income from discontinued operations, net of income taxes	(0.5)	(8.4)	(42.2)

Income from continuing operations	361.3	352.9	260.6
Adjustments to reconcile income to cash provided (required) by operating activities of continuing operations:
Depreciation	78.3	57.7	46.9
Amortization	14.7	14.9	14.9
Net gain (loss) on disposal of assets	(0.2)	0.1	(2.0)
Employee benefit plan costs	78.9	57.0	56.5
Deferred income tax provision	3.9	63.4	5.5
Unrealized loss (gain) on derivative instruments	15.0	8.8	(30.9)
Other	3.8	7.6	6.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	211.3	(322.7)	21.9
Inventories, net	7.5	(77.1)	(25.6)
Accounts payable, trade	(142.8)	140.9	31.5
Advance payments and progress billings	(182.4)	207.6	268.0
Other assets and liabilities, net	142.1	(101.8)	(83.5)
Income taxes payable	71.5	(48.2)	19.5
Accrued pension and other postretirement benefits, net	(66.3)	(99.4)	(46.6)

Cash provided by operating activities of continuing operations	596.6	261.7	542.8
Cash provided (required) by discontinued operations—operating	(2.1)	(11.1)	41.1

Cash provided by operating activities	594.5	250.6	583.9

Cash provided (required) by investing activities:
Capital expenditures	(110.0)	(165.0)	(179.6)
Acquisitions, net of cash and cash equivalents acquired	(152.6)	—	(64.4)
Noncontrolling equity investments	(10.0)	(121.3)	—
Proceeds from disposal of assets	18.9	3.4	63.0

Cash required by investing activities of continuing operations	(253.7)	(282.9)	(181.0)
Cash required by discontinued operations—investing	—	(4.7)	(12.1)

Cash required by investing activities	(253.7)	(287.6)	(193.1)

Cash provided (required) by financing activities:
Net increase in short-term debt and current portion of long-term debt	4.0	14.5	0.8
Net increase (decrease) in commercial paper	226.6	(51.0)	103.0
Net increase (decrease) in long-term debt	(310.8)	405.9	(202.2)
Proceeds from exercise of stock options	3.1	4.8	19.2
Purchase of treasury stock	(155.7)	(324.0)	(287.4)
Excess tax benefits	2.0	24.0	20.6
Proceeds on spin-off of JBT Corporation and affiliates	—	196.2	—
Other	(6.8)	(17.7)	(9.6)

Cash provided (required) by financing activities	(237.6)	252.7	(355.6)

Effect of exchange rate changes on cash and cash equivalents	17.4	(5.1)	14.8

Increase in cash and cash equivalents	120.6	210.6	50.0
Cash and cash equivalents, beginning of year	340.1	129.5	79.5

Cash and cash equivalents, end of year	$460.7	$340.1	$129.5

Supplemental disclosures of cash flow information:
Cash paid for interest (net of interest capitalized)	$10.4	$9.4	$17.5
Cash paid for income taxes (net of refunds received)	$71.4	$132.3	$93.5

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common stock held in treasury and employee benefit trust	Capital in excess of par value of common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total FMC Technologies Stockholders’ Equity	Non- controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2006	$0.7	$(200.4)	$728.4	$469.5	$(112.2)	$886.0	$8.3	$894.3
Net income	—	—	—	302.8	—	302.8	1.1	303.9
Foreign currency translation adjustment	—	—	—	—	53.7	53.7	—	53.7
Net deferral of hedging gains (net of income taxes of $9.6) (Note 14)	—	—	—	—	13.3	13.3	—	13.3
Change in pension and other postretirement benefit losses (net of income taxes of $0.8) (Note 11)	—	—	—	—	(2.0)	(2.0)	—	(2.0)

Total comprehensive income	—	—	—	302.8	65.0	367.8	1.1	368.9

Issuance of common stock	—	—	19.2	—	—	19.2	—	19.2
Excess tax benefits on stock-based payment arrangements	—	—	20.6	—	—	20.6	—	20.6
Taxes withheld on issuance of stock-based awards	—	—	(8.7)	—	—	(8.7)	—	(8.7)
Purchases of treasury stock (Note 13)	—	(287.4)	—	—	—	(287.4)	—	(287.4)
Reissuances of treasury stock (Note 13)	—	60.6	(60.6)	—	—	—	—	—
Net purchases of common stock for employee benefit trust	—	(0.9)	—	—	—	(0.9)	—	(0.9)
Stock-based compensation (Note 12)	—	—	25.5	—	—	25.5	—	25.5
Stock split	0.7	—	(0.7)	—	—	—	—	—
Other	—	—	0.3	(0.7)	—	(0.4)	(1.8)	(2.2)

Balance at December 31, 2007	$1.4	$(428.1)	$724.0	$771.6	$(47.2)	$1,021.7	$7.6	$1,029.3

Net income	—	—	—	361.3	—	361.3	1.4	362.7
Foreign currency translation adjustment	—	—	—	—	(139.1)	(139.1)	—	(139.1)
Net deferral of hedging gains (net of income taxes of $64.8) (Note 14)	—	—	—	—	(110.2)	(110.2)	—	(110.2)
Change in pension and other postretirement benefit losses (net of income taxes of $77.7) (Note 11)	—	—	—	—	(137.9)	(137.9)	—	(137.9)
Changes in investments (net of income taxes of $0.8)	—	—	—	—	(1.9)	(1.9)	—	(1.9)

Total comprehensive income	—	—	—	361.3	(389.1)	(27.8)	1.4	(26.4)

Issuance of common stock	—	—	4.8	—	—	4.8	—	4.8
Excess tax benefits on stock-based payment arrangements	—	—	24.0	—	—	24.0	—	24.0
Taxes withheld on issuance of stock-based awards	—	—	(17.5)	—	—	(17.5)	—	(17.5)
Purchases of treasury stock (Note 13)	—	(324.0)	—	—	—	(324.0)	—	(324.0)
Reissuances of treasury stock (Note 13)	—	40.7	(40.7)	—	—	—	—	—
Net purchases of common stock for employee benefit trust	—	(1.5)	3.2	—	—	1.7	—	1.7
Stock-based compensation (Note 12)	—	—	30.2	—	—	30.2	—	30.2
Spin-off of JBT	—	0.6	0.7	(52.2)	27.9	(23.0)	—	(23.0)
Other	—	—	—	0.3	—	0.3	(0.7)	(0.4)

Balance at December 31, 2008	$1.4	$(712.3)	$728.7	$1,081.0	$(408.4)	$690.4	$8.3	$698.7

(In millions)	Common stock	Common stock held in treasury and employee benefit trust	Capital in excess of par value of common stock	Retained earnings	Accumulated other comprehensive income (loss)	Total FMC Technologies Stockholders’ Equity	Non- controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2008	$1.4	$(712.3)	$728.7	$1,081.0	$(408.4)	$690.4	$8.3	$698.7
Net income	—	—	—	361.8	—	361.8	1.5	363.3
Foreign currency translation adjustment	—	—	—	—	77.2	77.2	—	77.2
Net deferral of hedging gains (net of income taxes of $41.1) (Note 14)	—	—	—	—	71.9	71.9	—	71.9
Change in pension and other postretirement benefit losses (net of income taxes of $16.0) (Note 11)	—	—	—	—	31.6	31.6	—	31.6
Changes in investments (net of income taxes of $0.8)	—	—	—	—	1.9	1.9	—	1.9

Total comprehensive income	—	—	—	361.8	182.6	544.4	1.5	545.9

Issuance of common stock	—	—	3.1	—	—	3.1	—	3.1
Excess tax benefits on stock-based payment arrangements	—	—	2.0	—	—	2.0	—	2.0
Taxes withheld on issuance of stock-based awards	—	—	(7.3)	—	—	(7.3)	—	(7.3)
Purchases of treasury stock (Note 13)	—	(155.7)	—	—	—	(155.7)	—	(155.7)
Reissuances of treasury stock (Note 13)	—	45.6	(45.6)	—	—	—	—	—
Net purchases of common stock for employee benefit trust	—	0.6	0.2	—	—	0.8	—	0.8
Stock-based compensation (Note 12)	—	—	29.2	—	—	29.2	—	29.2
Spin-off of JBT	—	—	—	(3.5)	—	(3.5)	—	(3.5)
Other	—	—	(0.2)	(0.4)	—	(0.6)	(0.8)	(1.4)

Balance at December 31, 2009	$1.4	$(821.8)	$710.1	$1,438.9	$(225.8)	$1,102.8	$9.0	$1,111.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation—FMC Technologies, Inc. and consolidated subsidiaries (“FMC Technologies” or “we”) designs, manufactures and services sophisticated machinery and systems for our customers through our business segments: Energy Production Systems and Energy Processing Systems. Our consolidated financial statements have been prepared in United States dollars and in accordance with United States generally accepted accounting principles (“GAAP”). We have evaluated subsequent events through March 1, 2010, the date these financial statements were issued.

In October 2007, we announced the intention to spin-off 100% of our FoodTech and Airport Systems businesses which are now known as John Bean Technologies Corporation (“JBT”). On July 12, 2008, our Board of Directors approved the spin-off of the businesses to our shareholders. The spin-off was accomplished on July 31, 2008, through a tax-free dividend of all outstanding shares of JBT, which is now an independent public company traded on the New York Stock Exchange (symbol JBT). The results of JBT have been reported as discontinued operations for all periods presented.

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

Principles of consolidation—The consolidated financial statements include the accounts of FMC Technologies and its majority-owned subsidiaries and affiliates. Intercompany accounts and transactions are eliminated in consolidation. Investments in the common stock of affiliated companies in which our ownership is between 20% and 50% and in which we exercise significant influence over operating and financial policies, but do not have effective control, are accounted for using the equity method of accounting.

Correction of an immaterial error—We have corrected an immaterial error in the accompanying consolidated balance sheet at December 31, 2008, related to tax items associated with the spin-off of JBT that duplicated certain amounts provided for in the loss on distribution of JBT. The correction decreased equity by $6.2 million, with an offsetting decrease of $5.4 million in other current assets and an increase in liabilities of discontinued operations of $0.8 million. The correction of error is not material to our previously reported consolidated balance sheet.

Revenue recognition—Revenue from equipment sales is recognized either upon transfer of title to the customer (which is upon shipment or when customer-specific acceptance requirements are met) or under the percentage of completion method. Service revenue is recognized as the service is provided. We record our sales net of any value added, sales or use tax.

The percentage of completion method of accounting is used for construction-type manufacturing and assembly projects that involve significant design and engineering efforts in order to satisfy detailed customer-supplied specifications. Under the percentage of completion method, revenue is recognized as work progresses on each contract. We primarily apply the ratio of costs incurred to date to total estimated contract costs at completion to measure this ratio. If it is not possible to form a reliable estimate of progress toward completion, no revenues or costs are recognized until the project is complete or substantially complete. Any expected losses on construction-type contracts in progress are charged to earnings, in total, in the period the losses are identified.

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

Progress billings generally are issued contingent on completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts accounted for under the percentage of completion method amounted to $236.2 million and $150.6 million at December 31, 2009 and 2008, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance payments and progress billings within current liabilities on the consolidated balance sheets.

Fair Value—We record our financial assets and financial liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

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

Investments—Investments in the common stock of affiliated companies in which our ownership is between 20% and 50% and in which we exercise significant influence over operating and financial policies, but do not have effective control, are accounted for using the equity method of accounting. In December 2008, we acquired a 45% interest in Schilling Robotics, LLC (“Schilling”) for a total purchase price of $116.0 million, less certain transaction expenses. The Securities Purchase Agreement between FMC Technologies and Schilling provided that FMC Technologies directly withhold $10.0 million of the sale proceeds, pending the satisfactory completion of the audit of Schilling’s 2008 financial statements. The audit was completed in 2009 and the additional cash consideration was paid to Schilling. We account for the investment using the equity method. The carrying value of the investment at December 31, 2009 and 2008, was $116.6 million and $116.1 million, respectively, and is reported in the Energy Production segment.

We determine the appropriate classification of investments in marketable equity securities at the time of purchase and re-evaluate such designation as of each subsequent reporting date. Securities classified as available-for-sale are carried at fair value with unrealized holding gains and losses on these securities recognized in accumulated other comprehensive income (loss), net of related income tax. We had no available-for-sale securities at December 31, 2009.

Securities classified as trading securities are carried at fair value with gains and losses on these securities recognized through other income (expense), net. Trading securities are comprised primarily of marketable equity mutual funds that approximate a portion of our liability under our Non-Qualified Savings and Investment Plan. Trading securities totaled approximately $25.2 million and $21.8 million at December 31, 2009 and 2008, respectively.

Investments are reviewed regularly to evaluate whether they have experienced an other than temporary decline in fair value. If we believe that an other than temporary decline exists, the investment is written down to the fair market value with a charge to earnings.

Property, plant, and equipment—Property, plant, and equipment is recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements—20 to 35 years, buildings—20 to 50 years; and machinery and equipment—3 to 20 years). Gains and losses are reflected in income upon the sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment are capitalized and depreciated over the estimated new remaining life of the asset.

Capitalized software costs—Other assets include the capitalized cost of internal use software (including Internet websites). The assets are stated at cost less accumulated amortization and totaled $29.1 million and $25.3 million at December 31, 2009 and 2008, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet website costs, the estimated useful lives do not exceed three years.

Goodwill and other intangible assets—Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise). We have established October 31 as the date of our annual test for impairment of goodwill. Impairment losses are calculated at the reporting unit level, and represent the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined by a two-step process. The first compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss. We have not recognized any impairment for the years ended December 31, 2009 or 2008, as the fair values of our reporting units with goodwill balances exceed our carrying amounts. In addition, there were no negative conditions, or triggering events, that occurred in 2009 or 2008 requiring us to perform additional impairment reviews.

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

U.S. income taxes are not provided on our equity in undistributed earnings of foreign subsidiaries or affiliates to the extent we have determined that the earnings are indefinitely reinvested. U.S. income taxes are provided on such earnings in the period in which we determine that the earnings are not indefinitely reinvested.

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

Foreign currency—Financial statements of operations for which the U.S. dollar is not the functional currency, and are located in non-highly inflationary countries, are translated into U.S. dollars prior to consolidation. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while income statement accounts are translated at the average exchange rate for each period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity until the foreign entity is sold or liquidated. For operations in highly inflationary countries and where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income. Foreign currency effects on cash, cash equivalents, and debt in hyperinflationary economies are included in interest income or expense.

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

Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. At such time, related deferred hedging gains or losses are also recorded in operating earnings on the same line as the hedged item. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. Effectiveness of forward contract cash flow hedges are assessed based solely on changes in fair value attributable to the change in the spot rate. The change in the fair value of the contract related to the change in forward rates is excluded from the assessment of hedge effectiveness. Changes in this excluded component of the derivative instrument, along with any ineffectiveness identified, are recorded in operating earnings as incurred. We document our risk management strategy and hedge effectiveness at the inception of and during the term of each hedge.

We also use forward contracts to hedge foreign currency assets and liabilities, for which we do not apply hedge accounting. The changes in fair value of these contracts are recognized in other income (expense), net, as they occur and offset gains or losses on the remeasurement of the related asset or liability.

Cash flows from derivative contracts are reported in the consolidated statements of cash flows in the same categories as the cash flows from the underlying transactions.

Accounting standards recently adopted—Effective July 1, 2009, we adopted the provisions of a new accounting standard issued by the Financial Accounting Standards Board (“FASB”) that established the Accounting Standards Codification (“Codification”). The codification is now the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards.

Effective June 30, 2009, we adopted the provisions of a new accounting standard issued by the FASB which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events.

Effective January 1, 2009, we adopted a new accounting standard issued by the FASB that relates to the presentation and accounting for noncontrolling interests. In accordance with the new guidance, noncontrolling interests (previously shown as minority interest) are reported below net income under the heading “Net income attributable to noncontrolling interests” in the consolidated statements of income and shown as a component of equity in the consolidated balance sheets.

Effective January 1, 2009, we adopted a new accounting standard issued by the FASB that requires enhanced disclosures regarding derivative instruments and hedging activities, enabling a better understanding of their effects on an entity’s financial position, financial performance and cash flows. See Note 6 for additional disclosures included in accordance with the standard.

Effective January 1, 2009, we adopted an update to existing accounting standards issued by the FASB for business combinations occurring on or after January 1, 2009, which revises the accounting and disclosure requirements for acquisition transactions. The standard differs from the previous standard in that it requires professional fees and other transaction-related costs to be expensed as incurred instead of capitalizing these costs as purchase price consideration. Additionally, the fair value for contingent assets, liabilities and transaction-related consideration must be estimated as of the purchase date, with future changes in the underlying estimates recognized in the consolidated statement of income. Finally, the standard requires any adjustments to deferred tax asset valuation allowances and income tax uncertainties associated with acquisitions to be reflected as income tax expense rather than an adjustment to goodwill.

Effective January 1, 2008, we adopted the provisions of the fair value measurement standard issued by the FASB with respect to recurring financial assets and liabilities. We adopted the provisions of the fair value measurement standard as they relate to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities on January 1, 2009. The standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Our adoption of the standard had no impact on our consolidated financial results. See Note 13 for additional disclosures included in accordance with the standard.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock options and restricted stock awards under the treasury stock method. There were no outstanding stock-based awards excluded from the computation of diluted EPS for the years ended December 31, 2009, 2008 and 2007.

(In millions, except per share data)	Year Ended December 31,
	2009	2008	2007
Basic earnings per share attributable to FMC Technologies:
Income from continuing operations	$361.3	$352.9	$260.6

Weighted average number of shares outstanding	124.3	127.8	131.3

Basic earnings per share from continuing operations	$2.91	$2.76	$1.98

Diluted earnings per share attributable to FMC Technologies:
Income from continuing operations	$361.3	$352.9	$260.6

Weighted average number of shares outstanding	124.3	127.8	131.3
Effect of dilutive securities:
Options on common stock	0.3	0.5	1.0
Restricted stock	1.1	1.4	1.5

Total shares and dilutive securities	125.7	129.7	133.8

Diluted earnings per share from continuing operations	$2.87	$2.72	$1.95

NOTE 3. DISCONTINUED OPERATIONS

We report businesses or asset groups as discontinued operations when we commit to a plan to divest the business or asset group and the sale of the business or asset group is deemed probable within the next 12 months.

In October 2007, we announced the intention to spin-off 100% of our FoodTech and Airport Systems businesses which are now known as JBT. On July 12, 2008, our Board of Directors approved the spin-off of the businesses to our shareholders. The spin-off was accomplished on July 31, 2008, through a tax-free dividend to our shareholders of 0.216 shares of JBT common stock for every share of our stock outstanding as of the close of business on July 22, 2008. We did not retain any shares of JBT common stock. JBT is now an independent public company traded on the New York Stock Exchange (symbol JBT).

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

At the time of the spin-off of JBT, all outstanding stock options to purchase our common stock and all restricted stock shares awarded in 2007 and held by employees of JBT were cancelled. Restricted stock shares awarded prior to 2007 and held by employees of JBT were maintained by us and vested in 2009. At the completion of the spin-off of JBT, outstanding stock options to purchase our common stock and outstanding restricted stock units held by our directors and employees who remained with us were adjusted to preserve the intrinsic value of the shares held prior to the spin-off.

During 2007, we sold two units from our FoodTech segment, one of which generated an after-tax gain of $3.1 million. During 2008, we sold certain tangible assets related to our FoodTech segment which generated an after-tax gain of $0.5 million.

The results of the businesses, including the gains on disposition, have been reported as discontinued operations for all periods presented.

Liabilities of businesses reported as discontinued operations included in the accompanying consolidated balance sheets represent other liabilities of $1.1 million and $3.5 million at December 31, 2009 and 2008, respectively.

The consolidated statements of income include the following in discontinued operations:

(In millions)	Year Ended December 31,
	2009	2008	2007
Revenue	$—	$612.5	$997.2
Income (loss) before income taxes	$(0.3)	$35.3	$66.3
Income tax provision (benefit)	(0.8)	26.9	24.1

Income from discontinued operations	$0.5	$8.4	$42.2

NOTE 4. BUSINESS COMBINATIONS

Direct Drive Systems, Inc. (“DDS”) and Multi Phase Meters AS (“MPM”)—On October 30, 2009, we acquired all of the equity interests of California-based DDS, a leader in the development and manufacture of high-performance permanent magnet motors and bearings for the oil and gas industry, to leverage our experience as a systems integrator and technology leader and to further strengthen our capabilities in the subsea processing market. On October 20, 2009, we acquired 100 percent ownership of Norway-based MPM, a leader in the development and manufacture of high-performance multiphase flow meters, to further enhance and expand our portfolio of subsea technologies. The acquisitions have been recorded using the acquisition method of accounting and, accordingly, DDS and MPM have been included in the consolidated subsidiaries reported in the Energy Processing segment and Energy Production segment, respectively, since their acquisition dates.

The acquisition-date fair value of the consideration transferred totaled $213.7 million which consisted of the following:

(In millions)	DDS	MPM	Total
Cash	$120.4	$33.1	$153.5
Earn-out contingent consideration	—	56.1	56.1
Debt assumed	—	4.1	4.1

Total	$120.4	$93.3	$213.7

The contingent consideration arrangement requires us to pay additional consideration to MPM’s former shareholders in 2013 and 2014, based on a multiple of 2012 and 2013 earnings before income taxes, depreciation and amortization (“EBITDA”), less net interest-bearing debt. We estimated the fair value of the contingent consideration using a discounted cash flow model. The key assumption in applying the income approach was a discount rate of 3.48% and 4.10% for 2012 and 2013, respectively, which reflects our debt credit rating. We have estimated that the total undiscounted payment required under the contingent consideration arrangement will approximate $64.6 million, with no set maximum payment. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement as defined by the FASB. As of December 31, 2009, there were no changes in the range of outcomes for the contingent consideration.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

(In millions)	DDS	MPM	Total
Cash	$0.2	$0.7	$0.9
Accounts receivable	0.3	3.9	4.2
Inventory	0.1	4.1	4.2
Other current assets	0.1	0.9	1.0
Property, plant and equipment	2.8	2.1	4.9
Intangible assets (Note 7)	63.9	28.4	92.3
Other long-term assets	0.1	0.2	0.3

Total identifiable assets acquired	67.5	40.3	107.8
Current liabilities	(1.7)	(2.4)	(4.1)
Deferred tax liability	(12.4)	(6.0)	(18.4)

Total liabilities assumed	(14.1)	(8.4)	(22.5)

Net identifiable assets acquired	53.4	31.9	85.3
Goodwill (all non-deductible for tax purposes) (Note 7)	67.0	61.4	128.4

Net assets acquired	$120.4	$93.3	$213.7

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of DDS and MPM. As of December 31, 2009, there were no changes in the recognized amounts of goodwill resulting from the acquisitions of DDS and MPM.

The acquired intangibles include the following:

(In millions)	DDS		MPM
	Fair Value	Wgtd. Avg. Amort. Period	Fair Value	Wgtd. Avg. Amort. Period
Technology/patents	$62.3	20	$22.8	15
Trademarks/trade name	1.6	10	1.9	8
Customer relationships	—	—	2.8	10
Non-compete agreements	—	—	0.7	5
Backlog	—	—	0.2	1

Total costs and expenses	$63.9	19.7	$28.4	13.7

We recognized $0.7 million and $0.2 million of acquisition-related costs that were expensed in 2009 for DDS and MPM, respectively. These costs were recognized as selling, general and administrative expense in the consolidated statement of income.

The amounts of revenues and earnings of DDS and MPM included in our consolidated statement of income are not material. Pro forma schedules have not been included as the impact on the periods presented is not material.

CDS Engineering BV (“CDS”)—In August 2003, we acquired 55% of CDS and retained a commitment to purchase the remaining 45% in 2009 from the original CDS owners. In the first quarter of 2007, CDS issued 18,000 shares to the minority interest shareholder of a CDS subsidiary in exchange for all of the minority interest outstanding of that subsidiary. This transaction resulted in the minority shareholder obtaining a 9% interest in CDS and diluted the original CDS owners’ and our interest to 40.95% and 50.05%, respectively. In the second quarter of 2007, we amended the 2003 Sales and Purchase Agreement with the original CDS owners to allow for the purchase of their 40.95% interest immediately for cash of $40.0 million plus a payment in 2009 consisting of a fixed amount of 11.2 million Euros and a variable component based on CDS earnings. During the fourth quarter of 2007, we settled both the fixed and variable commitments with a payment of 13.5 million Euros. We recorded $35.6 million in intangible assets, $27.6 million in goodwill and $4.3 million in deferred tax liabilities. These transactions accelerated our planned buyout of the minority shareholders and allowed us to record 100% of CDS earnings beginning April 2, 2007. CDS has been a consolidated subsidiary reported in the Energy Production Systems segment since our initial investment in 2003.

NOTE 5. INVENTORIES

Inventories consisted of the following:

(In millions)	December 31,
	2009	2008
Raw materials	$105.9	$124.8
Work in process	111.3	84.7
Finished goods	511.6	472.2

Gross inventories before LIFO reserves and valuation adjustments	728.8	681.7
LIFO reserves and valuation adjustments	(137.0)	(122.4)

Inventory, net	$591.8	$559.3

Net inventories accounted for under the LIFO method totaled $147.0 million and $154.3 million at December 31, 2009 and 2008, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $80.9 million and $78.7 million at December 31, 2009 and 2008, respectively. In 2009, we reduced certain LIFO inventories which were carried at costs lower than current replacement costs. The result was a decrease in cost of sales by approximately $0.2 million in 2009. There were no reductions to the base LIFO inventory in 2008 or 2007.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In millions)	December 31,
	2009	2008
Land and land improvements	$22.3	$19.7
Buildings	179.0	150.7
Machinery and equipment	768.3	551.0
Construction in process	37.5	105.7

	1,007.1	827.1
Accumulated depreciation	(425.2)	(332.2)

Property, plant and equipment, net	$581.9	$494.9

Depreciation expense was $78.3 million, $57.7 million, and $46.9 million in 2009, 2008 and 2007, respectively.

The amount of interest cost capitalized was $0.6 million, $3.8 million and $5.0 million in 2009, 2008 and 2007, respectively.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill— The carrying amount of goodwill by business segment was as follows:

(In millions)	Energy Production Systems	Energy Processing Systems	Total
December 31, 2008	$114.7	$14.0	$128.7
Additions due to business combinations (1)	61.4	67.0	128.4
Translation	15.6	—	15.6

December 31, 2009	$191.7	$81.0	$272.7

(1)	See additional disclosure related to business combinations in Note 4.

Intangible assets—The components of intangible assets were as follows:

(In millions)	December 31,
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$37.1	$9.2	$34.3	$6.6
Patents and acquired technology	133.5	14.7	48.1	10.2
Trademarks	10.2	3.1	6.6	2.6
Other	2.8	2.0	2.0	1.4

Total intangible assets	$183.6	$29.0	$91.0	$20.8

Additions to our intangible assets during 2009 included $63.9 million and $28.4 million in assets associated with our acquisitions of DDS and MPM, respectively. There were no additions to our intangible assets during 2008. Refer to Note 4 for further disclosure related to business combinations.

All of our acquired identifiable intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. We recorded $7.8 million, $7.2 million and $6.5 million in amortization expense related to acquired intangible assets during the years ended December 31, 2009, 2008 and 2007, respectively. In the fourth quarter of 2007, management revised their estimate of the remaining lives of the intangible assets related to the acquisition of CDS. Therefore, we effected a change in estimate to reduce the remaining life for customer lists from 25 years to 15 years; for patents and acquired technology from 20 years to 15 years; and for trademarks from 20 years to 10 years. We accounted for this change in estimate in the fourth quarter of 2007 and the impact was not material. During the years 2010 through 2014, annual amortization expense is expected to be as follows: $12.3 million in 2010, $12.0 million in 2011, $11.8 million in 2012, $11.5 million in 2013, $11.4 million in 2014 and $95.6 million thereafter.

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

NOTE 9. DEBT

Revolving credit facilities—We have a $600 million five-year revolving credit agreement which matures in December 2012 with JPMorgan Chase Bank, N.A., as Administrative Agent. Under the credit agreement interest accrues at a rate equal to, at our option; either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate and (2) the federal funds rate plus  1/2 of 1% or (b) an interest rate of 45 basis points above the London Interbank Offered Rate (“LIBOR”). The margin over LIBOR is variable and is determined based on our debt rating. Available capacity under the credit facility is reduced by outstanding letters of credit associated with the facility, which totaled $27.8 million as of December 31, 2009, and any outstanding commercial paper.

In January 2009, we entered into a $350 million 364-day revolving committed credit agreement maturing in January 2010 with Bank of America, N.A., as Administrative Agent. Under the credit agreement interest accrues at a rate equal to, at our option; either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate, (2) the federal funds rate plus  1/2 of 1% or (3) the London Interbank Offered Rate (“LIBOR”) plus 1.00%; or (b) LIBOR plus 2.25%. The margin over LIBOR is variable and is determined based on our credit rating.

Unused capacity under the credit facilities at December 31, 2009 totaled $543.5 million.

Among other restrictions, the terms of the credit agreements include negative covenants related to liens and a financial covenant related to the debt-to-earnings ratio. We are in compliance with all restrictive covenants as of December 31, 2009.

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

Short-term debt and current portion of long-term debt—Short-term debt and current portion of long-term debt consisted of the following:

(In millions)	December 31,
	2009	2008
Property financing	$0.4	$0.4
Foreign uncommitted credit facilities	28.1	19.1
Other	—	3.5

Total short-term debt and current portion of long-term debt	$28.5	$23.0

Long-term debt—Long-term debt consisted of the following:

(In millions)	December 31,
	2009	2008
Revolving credit facilities	$100.0	$407.0
Commercial paper (1)	278.7	52.0
Property financing	8.1	8.5
Other	5.2	8.4

Total long-term debt	392.0	475.9
Less: current portion	(0.4)	(3.9)

Long-term debt, less current portion	$391.6	$472.0

(1)	Committed credit available under our five-year revolving credit facility maturing in 2012 provides the ability to refinance our commercial paper obligations on a long-term basis. Since we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheet at December 31, 2009. Commercial paper borrowings as of December 31, 2009 had an average interest rate of 0.38%.

Maturities of total long-term debt as of December 31, 2009, are payable as follows: $0.4 million in 2010, $5.6 million in 2011, $379.7 million in 2012 and $6.3 million thereafter.

Interest rate swaps—On March 23, 2009, we took out interest rate swaps related to interest payments on $100.0 million of our variable rate borrowings on our $600 million revolving credit facility. The effect of these interest rate swaps was to fix the effective annual interest rate of these variable rate borrowings at 2.08%. The swaps were accounted for as cash flow hedges.

NOTE 10. INCOME TAXES

Domestic and foreign components of income before income taxes are shown below:

(In millions)	Year Ended December 31,
	2009	2008	2007
Domestic	$70.4	$63.4	$104.2
Foreign	446.0	441.5	290.9

Income before income taxes	$516.4	$504.9	$395.1

The provision for income taxes consisted of:

(In millions)	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$39.3	$19.7	$46.5
State	1.9	0.8	3.9
Foreign	95.9	58.9	74.7

Total current	137.1	79.4	125.1

Non-Current	14.1	9.2	3.9

Deferred:
(Decrease) increase in the valuation allowance for deferred tax assets	1.4	(0.5)	0.2
Other deferred tax expense	2.5	63.9	5.3

Total deferred	3.9	63.4	5.5

Provision for income taxes	$155.1	$152.0	$134.5

Significant components of our deferred tax assets and liabilities were as follows:

(In millions)	December 31,
	2009	2008
Deferred tax assets attributable to:
Accrued expenses	$64.1	$50.4
Foreign tax credit carryforwards	16.7	27.2
Accrued pension and other postretirement benefits	55.9	76.5
Stock-based compensation	25.1	26.6
Net operating loss carryforwards	19.2	11.0
Inventories	17.9	17.1
Foreign exchange	23.0	52.2
Other	0.3	3.4

Deferred tax assets	222.2	264.4
Valuation allowance	(3.4)	(2.0)

Deferred tax assets, net of valuation allowance	218.8	262.4

Deferred tax liabilities attributable to:
Revenue in excess of billings on contracts accounted for under the percentage of completion method	118.1	87.7
Property, plant and equipment, goodwill and other assets	90.2	51.4

Deferred tax liabilities	208.3	139.1

Net deferred tax assets	$10.5	$123.3

At December 31, 2009 and 2008, the carrying amount of net deferred tax assets and the related valuation allowance included the impact of foreign currency translation adjustments. Included in our deferred tax assets at December 31, 2009 are U.S. foreign tax credit carryforwards of $16.7 million, which, if not utilized, will begin to expire after 2015. Realization of these deferred tax assets is dependent on the generation of sufficient U.S. taxable income prior to the above date. Based on long-term forecasts of operating results, management believes that it is more likely than not that domestic earnings over the forecast period will result in sufficient U.S. taxable income to fully realize these deferred tax assets. In its analysis, management has considered the effect of foreign deemed dividends and other expected adjustments to domestic earnings that are required in determining U.S. taxable income. Foreign earnings taxable to us as dividends, including deemed dividends for U.S. tax purposes, were $275.5 million, $134.3 million and $62.2 million, in 2009, 2008 and 2007, respectively. Also included in deferred tax assets are tax benefits related to net operating loss carryforwards attributable to foreign entities. If not utilized, these net operating loss carryforwards will begin to expire in 2010. Management believes it is more likely than not that we will not be able to utilize certain of these operating loss carryforwards before expiration; therefore, we have established a valuation allowance against the related deferred tax assets.

By country, current and non-current deferred income taxes included in our consolidated balance sheet at December 31, 2009, were as follows:

(In millions)	December 31, 2009
	Current Asset (Liability)	Non-Current Asset (Liability)	Total
United States	$33.7	$74.2	$107.9
Norway	(106.7)	4.1	(102.6)
Brazil	13.9	(1.3)	12.6
Other foreign	(0.2)	(7.2)	(7.4)

Net deferred tax assets (liabilities)	$(59.3)	$69.8	$10.5

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	Federal, State and Foreign Tax	Accrued Interest and Penalties	Gross Unrecognized Income Tax Benefits	Deferred Income Tax Benefits	Net
Balance at January 1, 2009	$28.0	$6.3	$34.3	$(3.3)	$31.0
Additions for tax positions related to the current year	13.8	—	13.8	—	13.8
Additions for tax positions related to prior years	1.0	1.6	2.6	(0.4)	2.2
Reductions for tax positions due to settlements	(3.1)	(1.9)	(5.0)	0.4	(4.6)
Reductions due to a lapse of the statute of limitations	(0.3)	—	(0.3)	—	(0.3)
Other reductions for tax positions related to prior years	(1.7)	—	(1.7)	0.8	(0.9)

Balance at December 31, 2009	37.7	6.0	43.7	(2.5)	41.2
Less tax positions related to temporary differences	(0.4)	—	(0.4)	—	(0.4)

Tax positions that, if recognized, would impact the effective tax rate as of December 31, 2009	$37.3	$6.0	$43.3	$(2.5)	$40.8

It is our policy to classify interest expense and penalties recognized on underpayments of income taxes as income tax expense. The gross amounts of interest expense and penalties included in unrecognized tax benefits as of January 1 and December 31, 2009 are reflected in the table above.

It is reasonably possible that within twelve months unrecognized tax benefits related to certain tax reporting positions taken in prior periods could decrease by up to $5.3 million, due to either the expiration of the statute of limitations in certain jurisdictions or the resolution of current income tax examinations, or both.

Tax years after 1998 remain subject to examination in Norway in addition to tax years after 2003 for Brazil and the United States.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
	2009	2008	2007
Statutory U.S. federal income tax rate	35%	35%	35%
Net difference resulting from:
Foreign earnings subject to different tax rates	(12)	(9)	(5)
Tax on foreign intercompany dividends and deemed dividends for tax purposes	4	3	1
Net change in unrecognized tax benefits	3	2	1
Other	—	(1)	2

Total difference	(5)	(5)	(1)

Effective income tax rate	30%	30%	34%

We have provided U.S. income taxes on $242.0 million of cumulative earnings of certain foreign subsidiaries where we have determined that the foreign subsidiaries’ earnings are not indefinitely reinvested. No provision for U.S. income taxes has been recorded on earnings of foreign subsidiaries that are indefinitely reinvested. The cumulative balance of foreign earnings with respect to which no provision for U.S. income taxes has been recorded was $680.0 million at December 31, 2009. The amount of applicable U.S. income taxes that would be incurred if these earnings were repatriated is approximately $190.0 million.

NOTE 11. PENSIONS AND POSTRETIREMENT AND OTHER BENEFIT PLANS

We have funded and unfunded defined benefit pension plans which provide defined benefits based on years of service and final average salary. On October 2, 2009, the Board of Directors amended the U.S. Qualified and Non-Qualified Defined Benefit Pension Plans (“U.S. Pension Plans”) to freeze participation in the U.S. Pension Plans for all new nonunion employees hired on or after January 1, 2010, and current nonunion employees with less than five years of vesting service as of December 31, 2009. For current nonunion employees with less than five years of vesting service as of December 31, 2009, benefits accrued under the U.S. Pension Plans and earned as of that date were frozen based on credited service and pay as of December 31, 2009.

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

We are required to recognize the funded status of defined benefit postretirement plans as an asset or liability in the consolidated balance sheet and recognize changes in that funded status in comprehensive income in the year in which the changes occur. Further, we are required to measure plan’s assets and its obligations that determine its funded status as of the date of the consolidated balance sheet. We have applied this guidance to our domestic pension and other postretirement benefit plans as well as for many of our non-U.S. plans, including those in the United Kingdom, Norway, Germany, France and Canada. Pension expense measured in compliance with GAAP for the other non-U.S. pension plans is not materially different from the locally reported pension expense.

The funded status of our U.S. qualified and nonqualified pension plans, certain foreign pension plans and U.S. postretirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2009 and 2008, were as follows:

	Pensions		Other Postretirement Benefits
(In millions)	2009	2008	2009	2008
Accumulated benefit obligation	$613.7	$547.1

Projected benefit obligation at January 1	$669.4	$911.7	$11.0	$19.7
Transfer of liability to JBT as a result of the spinoff	—	(219.6)	—	(6.4)
Service cost	36.6	33.5	0.1	0.1
Interest cost	39.7	38.9	0.6	0.7
Actuarial (gain) loss	18.3	17.6	(3.2)	(1.7)
Curtailment	(5.2)	—	—	—
Settlement loss	—	5.4	—	—
Foreign currency exchange rate changes	40.7	(86.4)	—	—
Plan participants’ contributions	1.6	2.1	—	—
Benefits paid	(47.2)	(33.8)	(0.6)	(1.4)

Projected benefit obligation at December 31	753.9	669.4	7.9	11.0

Fair value of plan assets at January 1	476.5	841.8	—	—
Transfer of assets to JBT as a result of the spinoff	—	(185.0)	—	—
Actual return on plan assets	89.3	(166.5)	—	—
Company contributions	63.9	91.7	0.7	1.4
Foreign currency exchange rate changes	35.7	(73.8)	—	—
Plan participants’ contributions	1.6	2.1	—	—
Benefits paid	(47.2)	(33.8)	(0.7)	(1.4)

Fair value of plan assets at December 31	619.8	476.5	—	—

Funded status of the plans (liability) at December 31	$(134.1)	$(192.9)	$(7.9)	$(11.0)

Other noncurrent assets	$—	$(1.0)	$—	$—
Current portion of accrued pension and other postretirement benefits	(1.2)	(20.1)	(0.8)	(0.7)
Accrued pension and other postretirement benefits, net of current portion	(132.9)	(171.8)	(7.1)	(10.3)

Funded status recognized in the consolidated balance sheets at December 31, 2009 and 2008	$(134.1)	$(192.9)	$(7.9)	$(11.0)

Amounts recognized in accumulated other comprehensive (income) loss:
Unrecognized actuarial (gain) loss (1)	$264.4	$311.2	$(3.8)	$(0.7)
Unrecognized prior service credit	(0.9)	(1.7)	(4.1)	(5.4)
Unrecognized transition asset	(1.8)	(2.0)	—	—

Accumulated other comprehensive (income) loss at December 31	$261.7	$307.5	$(7.9)	$(6.1)

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$753.9	$669.4	$7.9	$11.0
Aggregate fair value of plan assets	619.8	476.5	—	—

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	$386.6	$367.7
Aggregate fair value of plan assets	316.3	260.6

(1)	We reclassified accumulated other comprehensive losses of $15.1 million from cumulative foreign currency translation adjustments to cumulative deferral of pension and other postretirement benefit losses for the year ended December 31, 2008. Refer to Note 13 for additional disclosure.

The following table summarizes the components of net periodic benefit cost:

	Pensions			Other Postretirement Benefits
(In millions)	2009	2008	2007	2009	2008	2007
Components of net annual benefit cost:
Service cost	$36.6	$33.5	$31.1	$0.1	$0.1	$—
Interest cost	39.7	38.9	48.9	0.6	0.7	1.2
Expected return on plan assets	(45.8)	(49.9)	(62.8)	—	—	—
Curtailment	(0.5)	—	—	—	—	—
Settlement cost	—	8.1	—	—	—	—
Amortization of transition asset	(0.5)	(0.6)	(0.6)	—	—	—
Amortization of prior service cost (credit)	(0.2)	0.3	0.5	(1.3)	(1.4)	(2.5)
Amortization of net actuarial loss (gain)	16.1	3.7	9.5	(0.1)	(0.1)	—

Net annual benefit cost (income)	$45.4	$34.0	$26.6	$(0.7)	$(0.7)	$(1.3)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain) (1)	$(30.4)	$189.2	$8.0	$(3.2)	$(0.7)	$(0.7)
Amortization of net actuarial loss (gain)	(16.1)	(3.7)	(9.5)	0.1	0.2	—
Prior service cost	—	0.9	0.6	—	4.4	0.1
Amortization of prior service (cost) credit	0.2	(0.3)	(0.5)	1.3	2.0	2.5
Amortization of transition asset	0.5	0.6	0.6	—	—	—

Total recognized in other comprehensive loss (income)	(45.8)	186.7	(0.8)	(1.8)	5.9	1.9

Total recognized in net periodic benefit cost and other comprehensive income	$(0.4)	$220.7	$25.8	$(2.5)	$5.2	$0.6

(1)	We reclassified accumulated other comprehensive losses of $15.1 million from cumulative foreign currency translation adjustments to cumulative deferral of pension and other postretirement benefit losses for the year ended December 31, 2008. Refer to Note 13 for additional disclosure.

The estimated net actuarial loss, prior service cost credit, and transition asset credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $11.2 million, $0.1 million and $0.5 million, respectively. The estimated prior service benefit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.3 million. Prior service costs and the unrecognized actuarial losses are amortized on a straight-line basis over the average remaining service period of employees eligible to receive benefits under the plan.

Key assumptions—The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions		Other Postretirement Benefits
	2009	2008	2009	2008
Discount rate	5.76%	5.92%	5.90%	6.10%
Rate of compensation increase	4.07%	4.04%	—	—

The weighted average discount rate used in determining benefit obligations dropped from 5.92% in 2008 to 5.76% in 2009, which resulted from a decrease in the discount rates used in determining the pension benefits principally in the U.S. plans. The discount rate used for determining the U.K. pension benefit obligations decreased from 5.95% in 2008 to 5.87% in 2009. The discount rate used in determining U.S. pension benefit obligations decreased from 6.10% in 2008 to 5.90% in 2009.

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	5.92%	6.02%	5.62%	6.10%	6.50%	6.00%
Rate of compensation increase	4.04%	4.00%	3.85%	—	—	—
Expected rate of return on plan assets	8.35%	8.21%	8.46%	—	—	—

Our estimate of expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations.

In 2008, we moved to a fully insured postretirement medical plan in which premium costs are paid by the employee. The disclosed postretirement medical obligation (included in other postretirement benefits) reflects a flat dollar subsidy paid to retirees hired prior to 2003 that offsets employee premiums to the plan. This subsidy will not be indexed for inflation or expected healthcare cost increases.

Plan assets—Our pension plan assets measured at fair value are as follows at December 31, 2009. Please refer to “Fair Value” in Note 1 for a description of the levels.

	December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Cash	$22.9	$22.9	$—	$—
Equity securities (1):
U.S. companies:
Large cap	116.3	116.3	—	—
Small cap	51.3	51.3	—	—
International companies	235.6	235.6	—	—
Hedge funds (2)	23.9	—	—	23.9
Limited partnerships (3)	35.6	—	—	35.6
Insurance contracts (4)	131.5	—	131.5	—
Emerging market bonds	2.7	2.7	—	—

Total assets	$619.8	$428.8	$131.5	$59.5

(1)	This category is comprised of common stock, preferred stock and mutual funds. The investments are valued using quoted market prices or the net asset value (“NAV”) per share multiplied by the number of shares held at December 31, 2009.

(2)	This investment is a dedicated value-oriented fund of hedge funds. The fund invests in approximately 10 to 20 funds that employ a range of value-oriented investment philosophies. The investment strategy centers on long-term returns with a strong focus on capital preservation. Hedge funds are valued using the NAV as determined by the administrator or custodian of the fund. The investment has a one year lock-up period that expires on May 1, 2010 and an annual redemption frequency with a 120-day notice period.

(3)	This category includes two limited partnership investments. One partnership seeks high long-term returns following a value-oriented investment approach. The partnership may invest in a variety of securities, including U.S. and international company equities, debt securities and preferred stocks. The second investment is a partnership with a global asset manager focused on the stock of emerging market small-cap companies. Limited partnerships are valued using the NAV as determined by the administrator or custodian of the fund. Investments representing approximately 79% of the value in this category have a one year lock-up period that expires on April 1, 2010 and a quarterly redemption frequency with a 60-day notice period.

(4)	This primarily represents assets in our Norwegian pension plans. Our pension program for the Norwegian plans follows a pension insurance arrangement. We pay premiums to an insurance company in exchange for a guaranteed return. Our guaranteed return was 3% at December 31, 2009. We have elected a “moderate risk” investment strategy based on the insurance company’s offerings which includes approximately 4% in U.S. company equities, 5% in international company equities, 65% in government and corporate bonds, 16% in real estate and 10% in other types of investments. Insurance contracts are valued at book value, which approximates fair value, and is calculated using the prior year balance plus or minus investment returns and changes in cash flows.

The summary of changes in the fair value of the pension plan Level 3 assets for the year ended December 31, 2009 is as follows:

(In millions)	Hedge Funds	Limited Partnerships
Beginning balance	$—	$4.2
Unrealized gains relating to instruments still held at the reporting date	3.9	10.6
Purchases, sales, issuances and settlements, net	20.0	20.8

Ending balance	$23.9	$35.6

Our pension investment strategy emphasizes maximizing returns consistent with minimizing risk. Excluding our international plans with insurance-based investments, 79% of our total pension assets represent the U.S. qualified plan, the U.K. and Canadian plans. These plans are invested primarily in equities to maximize the long-term returns of the plans. The investment managers of these assets, including the hedge funds and limited partnerships, use Graham and Dodd fundamental investment analysis to select securities that have a margin of safety between the price of the security and the estimated value of the security. This value-oriented approach tends to mitigate the risk of a large equity allocation.

Contributions—We expect to contribute approximately $14.5 million to our pension and other postretirement benefit plans in 2010. The pension contributions will be primarily for the U.K. and Norway qualified pension plans. All of the contributions are expected to be in the form of cash. In 2009 and 2008, we contributed $63.9 million and $91.7 million to the pension plans, respectively, which included $13.1 million and $61.8 million, respectively, to the U.S. qualified pension plan.

Estimated future benefit payments—The following table summarizes expected benefit payments from our various pension and postretirement benefit plans through 2019. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions	Other Postretirement Benefits
2010	$21.7	$0.8
2011	25.1	0.8
2012	31.7	0.8
2013	38.6	0.8
2014	36.2	0.8
2015-2019	191.9	3.5

Savings Plans—The FMC Technologies, Inc. Savings and Investment Plan (“Qualified Plan”), a qualified salary reduction plan under Section 401(k) of the Internal Revenue Code, is a defined contribution plan. Additionally, we have a non-qualified deferred compensation plan, the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (“Non-Qualified Plan”), which allows certain highly compensated employees the option to defer the receipt of a portion of their salary. We match a portion of the participants’ deferrals to both plans. On October 2, 2009, the Board of Directors approved amendments to the U.S. Qualified Plan and U.S.

Non-Qualified Plan (“Amended Plans”). Under the Amended Plans, we will make a nonelective contribution equal to four percent of an employee’s eligible earnings every pay period to all new nonunion employees hired on or after January 1, 2010, and current nonunion employees with less than five years of vesting service as of December 31, 2009. The vesting schedule for the four percent nonelective contribution under the Amended Plans is three years of continuous service with FMC.

Participants in the Non-Qualified Plan earn a return based on hypothetical investments in the same options as our 401(k) plan, including FMC Technologies stock. Changes in the market value of these participant investments are reflected as an adjustment to the deferred compensation liability with an offset to other income (expense), net. As of December 31, 2009 and 2008, our liability for the Non-Qualified Plan was $26.4 million and $20.5 million, respectively, and was recorded in other non-current liabilities. We hedge the financial impact of changes in the participants’ hypothetical investments by purchasing the investments that the participants have chosen. With the exception of FMC Technologies stock, which is maintained at its cost basis, changes in the fair value of these investments are recognized as an offset to other income (expense), net. As of December 31, 2009 and 2008, we had investments for the Non-Qualified Plan totaling $19.2 million and $17.6 million, respectively, at fair market value and FMC Technologies stock held in trust of $5.7 million and $6.3 million, respectively, at its cost basis.

We recognized expense of $10.6 million, $10.6 million and $9.6 million, for matching contributions to these plans in 2009, 2008 and 2007, respectively.

NOTE 12. STOCK-BASED COMPENSATION

We sponsor a stock-based compensation plan, which is described below, and have granted awards primarily in the form of nonvested stock awards (also known as restricted stock in the plan document) and stock options. The compensation expense for awards under the plan for each of the years in the three year period ended December 31, 2009 is as follows:

	2009	2008	2007
(In millions)
Stock-based compensation expense
Restricted stock	$27.0	$26.2	$19.4
Other	2.2	1.8	1.7

Total stock-based compensation expense	$29.2	$28.0	$21.1

Income tax benefits related to stock-based compensation expense	$10.8	$10.4	$7.8

Stock-based compensation expense is recognized over the lesser of the stated vesting period (three or four years) or the period until the employee reaches age 62 (the retirement eligible age under the plan). As of December 31, 2009, a portion of the stock-based compensation expense related to outstanding awards remains to be recognized in future periods. The compensation expense related to nonvested awards yet to be recognized totaled $23.5 million for restricted stock. These costs are expected to be recognized over a weighted average period of 1.3 years.

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

Under the Plan, 24.0 million shares of our common stock were authorized for awards. These shares are in addition to shares previously granted by FMC Corporation and converted into approximately 9.0 million shares of our common stock. As of December 31, 2009, 3.4 million shares are reserved to satisfy existing awards and 11.3 million shares are available for future awards.

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

Stock-based compensation awards to non-employee directors consist of restricted stock units. Awards to non-employee directors generally vest on the date of our annual stockholder meeting following the date of grant. Stock units are not settled until a director ceases services to the Board. At December 31, 2009, outstanding awards to active and retired non-employee directors included 354 thousand stock units.

Restricted stock—

A summary of the nonvested restricted stock awards as of December 31, 2009, and changes during the year is presented below:

(Number of restricted stock shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2008	2,494	$31.92
Granted	1,075	$28.57
Vested	(996)	$22.34
Cancelled	(51)	$34.84

Nonvested at December 31, 2009	2,522	$34.21

In 2009, we granted time-based restricted stock awards, as well as awards with performance and market conditions.

For current year performance-based awards, the payout was dependent upon our performance relative to a peer group of companies with respect to EBITDA growth and return on investment for the year ending December 31, 2009. Based on results for the performance period, the payout will be 391 thousand shares at the vesting date in January 2012. Compensation cost has been measured for 2009 based on the actual outcome of the performance conditions.

For current year market-based awards, the payout was contingent upon our performance relative to the same peer group of companies with respect to total shareholder return for the year ending December 31, 2009. Based on results for the performance period, the payout will be 196 thousand shares at the vesting date in January 2012. Compensation cost for these awards has been calculated using the grant date fair market value, as estimated using a Monte Carlo simulation.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31, 2009:

	2009	2008	2007
Weighted average grant date fair value of restricted stock awards granted	$28.57	$51.01	$31.44
Fair value of restricted stock vested (in millions)	$26.6	$62.9	$33.4

On January 4, 2010, restricted stock awards vested and approximately 826 thousand shares were issued to employees.

Stock options—

There were no options granted, forfeited or expired during the year ended December 31, 2009.

The following shows stock option activity for the year ended December 31, 2009:

(Number of stock options in thousands, intrinsic value in millions)	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	814	$10.14
Exercised	(314)	$10.17

Outstanding and exercisable at December 31, 2009	500	$10.34	3.3	$23.7

The aggregate intrinsic value reflects the value to the option holders, or the difference between the market price as of December 31, 2009, and the exercise price of the option, which would have been received by the option holders had all options been exercised as of that date. While the intrinsic value is representative of the value to be gained by the option holders, this value is not indicative of compensation expense recorded by us. Compensation expense on stock options was calculated on the date of grant using the fair value of the options, as determined by a Black-Scholes option pricing model and the number of options granted, reduced by estimated forfeitures.

The intrinsic value of options exercised for each of the years in the three year period ended December 31, 2009, was $16.8 million, $26.9 million, and $59.5 million, respectively.

NOTE 13. STOCKHOLDERS’ EQUITY

Capital stock—The following is a summary of our capital stock activity during each of the years in the three-year period ended December 31, 2009:

(Number of shares in thousands)	Common Stock Issued	Common Stock Held in Employee Benefit Trust	Common Stock Held in Treasury
December 31, 2006	142,748	226	7,992
Stock awards	411	—	(2,204)
Treasury stock purchases	—	—	7,882
Net stock sold from employee benefit trust	—	(56)	—

December 31, 2007	143,159	170	13,670
Stock awards	—	—	(1,254)
Treasury stock purchases	—	—	5,703
Net stock sold from employee benefit trust	—	(48)	—

December 31, 2008	143,159	122	18,119
Stock awards	—	—	(1,183)
Treasury stock purchases	—	—	4,270
Net stock purchased from employee benefit trust	—	2	—

December 31, 2009	143,159	124	21,206

The plan administrator of the Non-Qualified Plan purchases shares of our common stock on the open market. Such shares are placed in a trust owned by FMC Technologies.

In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of

Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock split on August 31, 2007, the authorization was increased to 30 million shares. In July 2008, in connection with the JBT spin-off, and as required by the IRS, the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock in addition to the 30 million shares described above. We repurchased $155.7 million, $324.0 million and $287.4 million of common stock during 2009, 2008 and 2007, respectively, under the authorized repurchase program. As of December 31, 2009, approximately 5.4 million shares remained available for purchase under the current program which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our employee stock plans. The treasury shares are accounted for using the cost method.

On May 15, 2009, we amended our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 195 million shares to 300 million shares.

No cash dividends were paid on our common stock in 2009, 2008 or 2007.

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

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

	December 31,
(In millions)	2009	2008
Cumulative foreign currency translation adjustments	$(44.8)	$(122.0)
Cumulative deferral of hedging losses, net of tax of $7.3 million and $48.4 million, respectively (1)	(13.0)	(84.9)
Cumulative deferral of pension and other postretirement benefit losses, net of tax of $85.8 million and $101.8 million, respectively	(168.0)	(199.6)
Cumulative unrealized losses on investments, net of tax of $0.8 million at December 31, 2008	—	(1.9)

Accumulated other comprehensive loss	$(225.8)	$(408.4)

(1)	We reclassified accumulated other comprehensive losses of $15.1 million, net of $4.2 million of taxes, from cumulative foreign currency translation adjustments to cumulative deferral of pension and other postretirement benefit losses for the year ended December 31, 2008. Refer to Note 11 for related disclosure.

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS

We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and interest rates. We hold the following types of derivative instruments:

Interest rate swap instruments—The purpose of these instruments is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate. At December 31, 2009, we held three instruments which in aggregate hedge the interest expense on $100.0 million of variable-rate debt.

Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of purchase or sale commitments denominated in foreign currencies. At December 31, 2009, we held the following material positions:

(In millions)	Notional Amount Bought (Sold)
		USD Equivalent
Argentinean Peso	95.6	25.2
Australian Dollar	8.7	7.8
Brazilian Real	(71.2)	(40.9)
Euro	25.5	36.5
British Pound	102.2	165.3
Norwegian Krone	2,373.4	411.6
Singapore Dollar	147.4	105.0
U.S. Dollar	(703.2)	(703.2)

Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. These exposures are in currencies other than the local or functional currency of the buyer or seller. At December 31, 2009, our portfolio of these instruments included the following material positions:

(In millions)	Notional Amount Bought (Sold)
		USD Equivalent
Brazilian Real	(40.6)	(23.3)
Euro	9.4	13.5
British Pound	9.9	16.1
Norwegian Krone	(67.4)	(11.7)

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

The following tables of all outstanding derivative instruments are based on estimated fair value amounts that have been determined using available market information and commonly accepted valuation methodologies. Refer to Note 15 for further disclosures related to the fair value measurement process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts settle or mature.

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (in millions)
		December 31, 2009	December 31, 2008
Interest rate contracts	Long-term liabilities – Derivative financial instruments	$(0.5)	$—
Foreign exchange contracts	Current assets – Derivative financial instruments	77.0	157.1
	Long-term assets – Derivative financial instruments	14.2	30.3
	Current liabilities – Derivative financial instruments	(78.0)	(243.9)
	Long-term liabilities – Derivative financial instruments	(13.2)	(64.3)

Total derivatives designated as hedging instruments		$(0.5)	$(120.8)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value (in millions)
		December 31, 2009	December 31, 2008
Foreign exchange contracts	Current assets – Derivative financial instruments	$31.0	$197.5
	Long-term assets – Derivative financial instruments	14.3	112.1
	Current liabilities – Derivative financial instruments	(33.5)	(200.5)
	Long-term liabilities – Derivative financial instruments	(15.9)	(111.5)

Total derivatives not designated as hedging instruments		$(4.1)	$(2.4)

We recognized in current earnings a $3.5 million loss on cash flow hedges for the twelve months ended December 31, 2009, because it is probable that the original forecasted transaction will not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive losses of $13.0 million and $84.9 million at December 31, 2009 and 2008, respectively. We expect to transfer approximately $11.1 million loss from accumulated OCI to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by 2012. The following tables present the impact of derivative instruments and their location within the accompanying consolidated statements of income for the year ended December 31, 2009.

Derivatives in Cash Flow Hedging Relationships	Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
(In millions)	Year Ended December 31, 2009
Interest rate contracts	$(0.5)
Foreign exchange contracts	55.7

Total	$55.2

Derivatives in Cash Flow Hedging Relationships Location of Gain or (Loss) Reclassified From Accumulated OCI into Income	Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
(In millions)	Year Ended December 31, 2009
Foreign exchange contracts:
Revenue	$(33.5)
Cost of sales	(24.2)
Selling, general and administrative expense	(0.2)

Total	$(57.9)

Derivatives in Cash Flow Hedging Relationships Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In millions)	Year Ended December 31, 2009
Foreign exchange contracts:
Revenue	$7.1
Cost of sales	(5.2)
Selling, general and administrative expense	(0.1)

Total	$1.8

Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the consolidated balance sheets, and occasionally forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain or (Loss) Recognized in Income on Derivatives (Not Designated as Hedging Instruments)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
(In millions)	Year Ended December 31, 2009
Foreign exchange contracts:
Revenue	$(1.4)
Cost of sales	(2.3)
Other income (expense), net	(5.7)

Total	$(9.4)

NOTE 15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2008 and 2009 are as follows. Please refer to “Fair Value” in Note 1 for a description of the levels.

	December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Assets
Investments	$25.2	$25.2	$—	$—
Derivatives (1)	136.5	—	136.5	—

Total assets	$161.7	$25.2	$136.5	$—

Liabilities
Derivatives (1)	$141.1	$—	$141.1	$—

	December 31, 2008
(In millions)	Total	Level 1	Level 2	Level 3
Assets
Investments	$35.1	$35.1	$—	$—
Derivatives (1)	497.0	—	497.0	—

Total assets	$532.1	$35.1	$497.0	$—

Liabilities
Derivatives (1)	$620.2	$—	$620.2	$—

(1)	See additional disclosure related to derivative financial instruments in Note 14.

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

Credit risk—By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses on trade receivables are established based on collectability assessments. We mitigate credit risk on derivative contracts by executing contracts only with counterparties that consent to a master netting agreement, which permits the net settlement of the gross derivative assets against the gross derivative liabilities.

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

We entered into certain agreements which defined key provisions related to the spin-off and the relationship between the two companies after the spin-off, including, among others, a separation and distribution agreement between FMC Technologies and JBT (the “Separation and Distribution Agreement”) and a tax sharing agreement between FMC Technologies and JBT (the “Tax Sharing Agreement”). The Separation and Distribution Agreement required us to contribute certain business segments and their associated assets and liabilities to JBT. As a result of the contribution, we have no interest in JBT’s assets and business and, subject to certain exceptions described below, generally have no obligation with respect to JBT’s liabilities. Similarly, JBT has no interest in our assets and generally has no obligation with respect to our liabilities related to retained businesses after the distribution. We generally made no representations or warranties as to the assets, businesses or liabilities transferred or assumed as part of the contribution, and generally made the transfers on an “as is, where is” basis. JBT agreed to use reasonable best efforts to cause us to be released from all FMC Technologies obligations to guarantee or otherwise support any liabilities or obligations of JBT not later than July 31, 2010. JBT agreed to reimburse and otherwise indemnify and hold us harmless for any and all costs and charges associated with and such liabilities or obligations of JBT or any guarantee to third parties not terminated prior to July 31, 2008.

As parties to the Separation and Distribution Agreement, FMC Technologies and JBT each indemnify the other party from liabilities arising from their respective businesses or contracts, from liabilities arising from breach of the Separation and Distribution Agreement and from certain claims made prior to the spin-off of JBT (Note 18).

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

(In millions)	2009	2008
Balance at beginning of year	$13.5	$12.4
Expenses for new warranties	24.6	18.3
Adjustments to existing accruals	(6.5)	(6.9)
Claims paid	(14.7)	(10.3)

Balance at end of year	$16.9	$13.5

NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments—We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide for payment of property taxes, insurance and repairs by us. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $77.7 million, $72.6 million and $59.8 million in 2009, 2008 and 2007, respectively.

Minimum future rental payments under noncancelable operating leases amounted to $405.8 million as of December 31, 2009, and are payable as follows: $57.0 million in 2010, $51.1 million in 2011, $44.1 million in 2012, $38.5 million in 2013, $36.9 million in 2014 and $178.2 million thereafter. Minimum future rental payments to be received under noncancelable subleases totaled $9.5 million at December 31, 2009.

Contingent liabilities associated with guarantees—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments, which totaled $607.0 million at December 31, 2009, represented guarantees of our future performance and $24.6 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

We are the named guarantor on certain performance bonds totaling $12.8 million at December 31, 2009, issued by our former subsidiary, JBT; however, we are fully indemnified by JBT pursuant to the terms and conditions of the Separation and Distribution Agreement, dated July 31, 2008, between FMC Technologies and JBT. Management does not expect any of these financial instruments to result in losses that if incurred, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Management believes that the ultimate resolution of our known contingencies will not materially affect our consolidated financial position or results of operations.

Contingent liabilities associated with legal matters—We are the named defendant in a number of lawsuits; however, while the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In addition, under the SDA with FMC Corporation, which contains key provisions relating to our 2001 spin-off from FMC Corporation, FMC Corporation is required to indemnify us for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. We expect that FMC Corporation will bear responsibility for the majority of these claims. We also have a Separation and Distribution Agreement with JBT, which contains key provisions relating to the spin-off of our Airport and FoodTech businesses in 2008. JBT is required to indemnify us for certain claims made prior to the spin-off, as well as for other claims related to JBT products or business operations. Some of these claims may include those described above involving FMC Corporation. While the ultimate responsibility for claims involving FMC Technologies, FMC Corporation or JBT cannot yet be determined due to lack of identification of the products or premises involved, we expect that FMC Corporation will bear responsibility for a majority of these claims initiated subsequent to the spin-off and that JBT Corporation will bear responsibility for other claims initiated subsequent to the spin-off.

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

Total revenue by segment includes intersegment sales, which are made at prices approximating those that the selling entity is able to obtain on external sales. Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, net interest income (expense) associated with corporate debt facilities, income taxes, and other revenue and other (expense), net.

Segment revenue and segment operating profit

	Year Ended December 31,
(In millions)	2009	2008	2007
Revenue:
Energy Production Systems (1)	$3,721.9	$3,670.7	$2,882.2
Energy Processing Systems	698.4	883.2	767.7
Other revenue (2) and intercompany eliminations	(14.9)	(3.0)	(1.0)

Total revenue	$4,405.4	$4,550.9	$3,648.9

Income before income taxes:
Segment operating profit:
Energy Production Systems	$516.1	$420.7	$287.9
Energy Processing Systems	102.4	165.5	142.5

Total segment operating profit	618.5	586.2	430.4

Corporate items:
Corporate expense (3)	(35.4)	(37.5)	(35.1)
Other revenue (2) and other (expense), net (4)	(57.2)	(42.3)	9.1
Net interest expense	(9.5)	(1.5)	(9.3)

Total corporate items	(102.1)	(81.3)	(35.3)

Income from continuing operations before income taxes attributable to FMC Technologies, Inc.	$516.4	$504.9	$395.1

(1)	We have one customer in our Energy Production Systems segment that comprises approximately 16%, 19% and 10% of our consolidated revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

(2)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(3)	Corporate expense primarily includes corporate staff expenses.

(4)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and segment assets

	December 31,
(In millions)	2009	2008
Segment operating capital employed (1):
Energy Production Systems	$1,022.0	$917.2
Energy Processing Systems	347.6	243.0
Intercompany eliminations	—	(0.1)

Total segment operating capital employed	1,369.6	1,160.1
Segment liabilities included in total segment operating capital employed (2)	1,508.9	1,493.7
Corporate (3)	631.0	927.1

Total assets	$3,509.5	$3,580.9

Segment assets:
Energy Production Systems	$2,397.7	$2,242.1
Energy Processing Systems	486.2	413.7
Intercompany eliminations	(5.4)	(2.0)

Total segment assets	2,878.5	2,653.8
Corporate (3)	631.0	927.1

Total assets	$3,509.5	$3,580.9

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO inventory reserves.

(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.

(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

Geographic segment information

Geographic segment sales were identified based on the location where our products and services were delivered. Geographic segment long-lived assets represent property, plant and equipment, net.

	Year Ended December 31,
(In millions)	2009	2008	2007
Revenue (by location of customer):
United States	$996.2	$1,110.1	$908.5
Norway	911.6	1,068.1	739.2
All other countries	2,497.6	2,372.7	2,001.2

Total revenue	$4,405.4	$4,550.9	$3,648.9

	December 31,
(In millions)	2009	2008 (1)	2007 (1)
Long-lived assets:
United States	$184.4	$178.5	$147.8
Norway	160.3	118.2	114.2
Brazil	66.8	43.3	43.6
All other countries	170.4	154.9	146.7

Total long-lived assets	$581.9	$494.9	$452.3

(1)	We have revised long-lived assets at December 31, 2008 and 2007, by excluding goodwill; intangible assets, net; and certain other non-current assets.

Other business segment information

	Capital Expenditures Year Ended December 31,			Depreciation and Amortization Year Ended December 31,			Research and Development Expense Year Ended December 31,
(In millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Energy Production Systems	$102.9	$153.7	$162.1	$80.3	$60.7	$49.4	$43.6	$38.4	$34.9
Energy Processing Systems	6.5	7.2	12.4	10.6	9.6	10.0	7.7	6.9	5.9
Corporate	0.6	4.1	5.1	2.1	2.3	2.4	—	—	—

Total	$110.0	$165.0	$179.6	$93.0	$72.6	$61.8	$51.3	$45.3	$40.8

NOTE 20. QUARTERLY INFORMATION (UNAUDITED)

	2009				2008
(In millions, except per share data and common stock prices)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$1,160.2	$1,088.4	$1,103.8	$1,053.0	$1,205.1	$1,127.6	$1,178.1	$1,040.1
Cost of sales	898.4	835.7	856.2	844.2	958.4	888.2	934.3	842.2
Income from continuing operations	92.9	91.2	105.9	71.3	93.9	92.4	98.2	68.4
Income (loss) from discontinued operations	0.3	0.4	0.1	(0.3)	(2.6)	(9.7)	7.6	13.1
Net income attributable to FMC Technologies, Inc.	$93.2	$91.6	$106.0	$71.0	$91.3	$82.7	$105.8	$81.5
Basic earnings per share (1)	$0.76	$0.74	$0.86	$0.57	$0.73	$0.65	$0.82	$0.63
Diluted earnings per share (1)	$0.75	$0.73	$0.84	$0.56	$0.72	$0.64	$0.81	$0.62
Common stock price:
High	$58.84	$55.31	$43.70	$33.97	$44.88	$77.98	$80.86	$64.88
Low	$49.96	$35.10	$31.63	$23.79	$20.34	$43.10	$57.83	$46.11

(1)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.

NOTE 21. SUBSEQUENT EVENT

On January 13, 2010, we entered into a $350 million revolving credit agreement maturing on January 14, 2013, with Bank of America, N.A., as Administrative Agent. Under the credit agreement interest accrues at a rate equal to, at our option; either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate, (2) the federal funds rate plus 1/2 of 1% or (3) the London Interbank Offered Rate (“LIBOR”) plus 1.00% or (b) LIBOR plus 2.75%. The margin over LIBOR is variable and is determined based on our debt rating. Among other restrictions, the terms of the credit agreement include negative covenants related to liens and a financial covenant related to the debt-to-EBITDA ratio.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. We have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective in providing this reasonable assurance as of December 31, 2009. During the quarter ended December 31, 2009 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference from the section entitled “Our Board of Directors” of the Proxy Statement for the 2010 Annual Meeting of Stockholders. Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each of these committees operates pursuant to a written charter setting out the functions and responsibilities of the committee. The charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors may be found on our website at www.fmctechnologies.com under “About Us—Corporate Governance” and are also available in print to any stockholder upon request without charge by submitting a written request to Jeffrey W. Carr, Vice President, General Counsel and Secretary, FMC Technologies, Inc., 1803 Gears Road, Houston, Texas 77067. Information concerning audit committee financial experts on the Audit Committee of the Board of Directors is incorporated herein by reference from the section entitled “Committees of the Board of Directors—Audit Committee” of the Proxy Statement for the 2010 Annual Meeting of Stockholders.

Information regarding our executive officers is presented in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the 2010 Annual Meeting of Stockholders.

We have adopted a code of ethics, which includes provisions that apply to our principal executive officer, principal financial officer, principal accounting officer or controller and other key professionals serving in a finance, accounting, treasury, tax or investor relations role. A copy of our code of ethics may be found on our website at www.fmctechnologies.com under “About Us—Corporate Governance” and is available in print to stockholders without charge by submitting a request to the address set forth above.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of the Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the section entitled “Security Ownership of FMC Technologies Management and Holders of More Than Five Percent of Outstanding Shares of Common Stock” of the Proxy Statement for the 2010 Annual Meeting of Stockholders. Additionally, Equity Plan Compensation Information is presented in Item 5 of Part II of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the section entitled “Proposal to Ratify the Appointment of KPMG LLP” of the Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements and Related Report of Independent Registered Public Accounting Firm:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

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

See Index of Exhibits beginning on page 83 of this Annual Report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts

(In thousands)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions and Other (b)	Balance at End of Period
Year ended December 31, 2007:
Allowance for doubtful accounts	$3,576	$387	$507	$1,644	$2,826
Valuation allowance for deferred tax assets	$2,253	$733	$58	$575	$2,469
Year ended December 31, 2008:
Allowance for doubtful accounts	$2,826	$6,268	$(1,994)	$(2,287)	$9,387
Valuation allowance for deferred tax assets	$2,469	$922	$(86)	$1,339	$1,966
Year ended December 31, 2009:
Allowance for doubtful accounts	$9,387	$3,309	$295	$4,997	$7,994
Valuation allowance for deferred tax assets	$1,966	$2,050	$(15)	$620	$3,381

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
William H. Schumann, III Executive Vice President, Chief Financial Officer and Treasurer

Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Signature

March 1, 2010	/S/ PETER D. KINNEAR Peter D. Kinnear Chairman, President and Chief Executive Officer (Principal Executive Officer)

March 1, 2010	/S/ WILLIAM H. SCHUMANN, III William H. Schumann, III Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

March 1, 2010	/S/ JAY A. NUTT Jay A. Nutt Vice President and Controller (Principal Accounting Officer)

March 1, 2010	/S/ MIKE R. BOWLIN Mike R. Bowlin, Director

March 1, 2010	/S/ PHILIP J. BURGUIERES Philip J. Burguieres, Director

March 1, 2010	/S/ C. MAURY DEVINE C. Maury Devine, Director

March 1, 2010	/S/ DR. THORLEIF ENGER Dr. Thorleif Enger, Director

March 1, 2010	/S/ CLAIRE S. FARLEY Claire S. Farley, Director

March 1, 2010	/S/ THOMAS M. HAMILTON Thomas M. Hamilton, Director

Date	Signature

March 1, 2010	/S/ EDWARD J. MOONEY Edward J. Mooney, Director

March 1, 2010	/S/ JOSEPH H. NETHERLAND Joseph H. Netherland, Director

March 1, 2010	/S/ RICHARD A. PATTAROZZI Richard A. Pattarozzi, Director

March 1, 2010	/S/ JAMES M. RINGLER James M. Ringler, Director

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
2.1	Separation and Distribution Agreement by and between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 2.1 to the Form S-1/A filed on June 6, 2001).

2.2	Separation and Distribution Agreement by and between FMC Technologies and John Bean Technologies Corporation, dated July 31, 2008 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on August 6, 2008).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2009).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on May 5, 2009).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001).

4.2.a	Amendment to Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on September 11, 2009).

10.1	Tax Sharing Agreement by and among FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.1 to the Form S-1/A filed on June 6, 2001).

10.2	Employee Benefits Agreement by and between FMC Corporation and the Company, dated as of May 30, 2001 (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on June 6, 2001).

10.3	Transition Services Agreement between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.3 to the Form S-1/A filed on June 6, 2001).

10.4*	Amended and Restated Incentive Compensation and Stock Plan, dated February 25, 2010.

10.4.a*	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from Exhibit 10.4d to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.b*	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director) (incorporated by reference from Exhibit 10.4e to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.c*	Form of Grant Agreement for Key Manager Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4f to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.d*	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from Exhibit 10.4g to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.e*	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director) (incorporated by reference from Exhibit 10.4h to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.f*	Form of Grant Agreement for Stock Appreciation Rights Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4i to the Quarterly Report on Form 10-Q filed on May 10, 2005).

10.4.g*	Form of Grant Agreement for Performance Units Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4j to the Quarterly Report on Form 10-Q filed on May 10, 2005).

Exhibit No.	Exhibit Description
10.4.h*	Form of Long Term Incentive Performance Share Restricted Stock Agreement Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from 10.4k to the Quarterly Report on Form 10-Q filed on May 9, 2006).

10.4.i*	Form of Long Term Incentive Performance Share Restricted Stock Agreement Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan.

10.4.j*	Form of Long Term Incentive Restricted Stock Unit Agreement for Employees of FMC Technologies SA Pursuant to the Amended and Restated Incentive Compensation and Stock Plan.

10.5*	Forms of Executive Severance Agreements (incorporated by reference from Exhibit 10.4.i to the Annual Report on Form 10-K filed on February 27, 2009).

10.6*	Amended and Restated FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Program.

10.6.a*	First Amendment to the Amended and Restated FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Program.

10.6.b*	Eighth Amendment to the FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Program (incorporated by reference from Exhibit 10.6h to the Quarterly Report on Form 10-Q filed on November 3, 2009).

10.6.c*	Ninth Amendment to the FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Program.

10.6.d*	Amended and Restated FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan.

10.6.e*	First Amendment to the Amended and Restated FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan.

10.6.f*	Sixth Amendment to the FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan.

10.7*	Amended and Restated FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan.

10.7.a*	FMC Technologies, Inc. Equivalent Retirement Plan Grantor Trust Agreement.

10.7.b*	First Amendment to the Amended and Restated FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 3, 2009).

10.8*	Amended and Restated FMC Technologies, Inc. Savings and Investment Plan.

10.8.a*	FMC Technologies, Inc. Savings and Investment Plan Trust.

10.8.b*	First Amendment to the Amended and Restated FMC Technologies, Inc. Savings and Investment Plan.

10.8.c*	Ninth Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.i to the Quarterly Report on Form 10-Q filed on November 3, 2009).

10.8.d*	Tenth Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.j to the Quarterly Report on Form 10-Q filed on November 3, 2009).

10.8.e*	Eleventh Amendment to the FMC Technologies, Inc. Savings and Investment Plan.

10.9*	Amended and Restated FMC Technologies, Inc. Non-Qualified Savings and Investment Plan.

10.9.a*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan Trust Agreement.

10.9.b*	First Amendment to the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on November 3, 2009).

Exhibit No.	Exhibit Description
10.10	Commercial Paper Dealer Agreement 4(2) Program between Banc of America Securities LLC and the Company, dated as of January 24, 2003.

10.11	Commercial Paper Dealer Agreement 4(2) Program between Wells Fargo Brokerage Services, LLC. and the Company, dated as of December 21, 2007.

10.12	Commercial Paper Dealer Agreement 4(2) Program between J.P. Morgan Securities Inc. and the Company, dated as of March 7, 2008.

10.13	Commercial Paper Dealer Agreement 4(2) Program between Citigroup Global Markets, Inc. and the Company, dated as of January 2010.

10.14	Issuing and Paying Agency Agreement between Wells Fargo Bank, National Association and the Company, dated as of January 3, 2004.

10.15	$600,000,000 Five-Year Credit Agreement dated December 6, 2007, between FMC Technologies, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.15 to the Form 8-K filed on December 7, 2007).

10.16	$350,000,000 Credit Agreement dated January 13, 2010, between FMC Technologies, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10 to the Form 8-K filed on January 15, 2010).

10.17	Tax Sharing Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation, dated July 31, 2008 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 6, 2008).

10.18	Securities Purchase Agreement among FMC Technologies, Inc. and Schilling Robotics, Inc., Schilling Robotics, LLC and Tyler Schilling, dated December 24, 2008 (incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K filed on February 27, 2009).

10.19	Unit Holders Agreement among FMC Technologies, Inc., Schilling Robotics, Inc., and Tyler Schilling, dated December 26, 2008 (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K filed on February 27, 2009).

10.20	Amended and Restated Operating Agreement among FMC Technologies, Inc., Schilling Robotics, Inc., Schilling Robotics Newco, LLC, Schilling Robotics, LLC and Tyler Schilling, dated December 26, 2008 (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K filed on February 27, 2009).

10.21	Purchase Agreement, dated September 9, 2009, among FMC Technologies, Inc. and Direct Drive Systems, Inc., (“DDS”) each stakeholder in DDS signatory thereto (individually, a “Seller” and collectively, the “Sellers”) and Vatche Artinian as the Sellers’ Representative (incorporated by reference from Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 3, 2009).

14.1	FMC Technologies, Inc. Code of Business Conduct and Ethics Including Provisions for Principal Executive and Financial Officers (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed on March 12, 2004).

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Exhibit Description

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Schema Document

**101.CAL	XBRL Calculation Linkbase Document

**101.DEF	XBRL Definition Linkbase Document

**101.LAB	XBRL Label Linkbase Document

**101.PRE	XBRL Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herewith