Form 10-Q
period 2010-03-31
FMC TECHNOLOGIES INC
filed 2010-04-30
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2010
Common Stock, par value $0.01 per share	121,591,724

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue	$1,050.3	$1,053.0
Costs and expenses:
Cost of sales	776.0	844.2
Selling, general and administrative expense	103.2	90.8
Research and development expense	14.2	10.6

Total costs and expenses	893.4	945.6
Other expense, net	(5.3)	(6.1)

Income before net interest expense and income taxes	151.6	101.3
Net interest expense	(2.3)	(2.1)

Income from continuing operations before income taxes	149.3	99.2
Provision for income taxes	49.9	27.7

Income from continuing operations	99.4	71.5
Loss from discontinued operations, net of income taxes	—	(0.3)

Net income	99.4	71.2
Less: net income attributable to noncontrolling interests	(0.4)	(0.2)

Net income attributable to FMC Technologies, Inc.	$99.0	$71.0

Basic earnings per share attributable to FMC Technologies, Inc. (Note 2):
Income from continuing operations	$0.81	$0.57
Loss from discontinued operations	—	—

Basic earnings per share	$0.81	$0.57

Diluted earnings per share attributable to FMC Technologies, Inc. (Note 2):
Income from continuing operations	$0.80	$0.56
Loss from discontinued operations	—	—

Diluted earnings per share	$0.80	$0.56

Weighted average shares outstanding (Note 2):
Basic	122.5	125.9

Diluted	123.8	127.8

Net income attributable to FMC Technologies, Inc.:
Income from continuing operations	$99.0	$71.3
Loss from discontinued operations, net of income taxes	—	(0.3)

Net income attributable to FMC Technologies, Inc.	$99.0	$71.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$369.0	$460.7
Trade receivables, net of allowances of $8.5 in 2010 and $8.0 in 2009	918.2	879.2
Inventories, net (Note 3)	544.4	591.8
Derivative financial instruments (Note 10)	65.8	108.0
Prepaid expenses	33.9	20.5
Other current assets	171.9	165.4

Total current assets	2,103.2	2,225.6
Investments	144.0	141.8
Property, plant and equipment, net of accumulated depreciation of $435.9 in 2010 and $425.2 in 2009	565.7	581.9
Goodwill	268.8	272.7
Intangible assets, net of accumulated amortization of $31.1 in 2010 and $29.0 in 2009	149.0	154.6
Deferred income taxes	65.5	69.8
Derivative financial instruments (Note 10)	33.1	28.5
Other assets	37.1	34.6

Total assets	$3,366.4	$3,509.5

Liabilities and equity
Current liabilities:
Short-term debt and current portion of long-term debt	$10.2	$28.5
Accounts payable, trade	292.9	343.9
Advance payments and progress billings	540.7	670.4
Derivative financial instruments (Note 10)	77.7	111.5
Income taxes payable	38.8	49.7
Deferred income taxes	77.9	59.3
Other current liabilities	403.6	415.2

Total current liabilities	1,441.8	1,678.5
Long-term debt, less current portion (Note 4)	462.6	391.6
Accrued pension and other postretirement benefits, less current portion	142.0	140.0
Derivative financial instruments (Note 10)	39.3	29.6
Other liabilities	146.9	158.0
Commitments and contingent liabilities (Note 12)
Stockholders’ equity (Note 9):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2010 or 2009	—	—
Common stock, $0.01 par value, 300.0 shares authorized in 2010 and 2009; 143.2 shares issued in 2010 and 2009; 121.6 and 121.8 shares outstanding in 2010 and 2009, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.1 shares outstanding in 2010 and 2009	(6.3)	(5.7)
Common stock held in treasury, at cost; 21.4 and 21.2 shares in 2010 and 2009, respectively	(840.0)	(816.1)
Capital in excess of par value of common stock	683.8	710.1
Retained earnings	1,538.3	1,438.9
Accumulated other comprehensive loss	(252.8)	(225.8)

Total FMC Technologies, Inc. stockholders’ equity	1,124.4	1,102.8
Noncontrolling interests	9.4	9.0

Total equity	1,133.8	1,111.8

Total liabilities and equity	$3,366.4	$3,509.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
Cash provided (required) by operating activities of continuing operations:
Net income attributable to FMC Technologies, Inc.	$99.0	$71.0
Loss from discontinued operations, net of income taxes	—	(0.3)

Income from continuing operations	99.0	71.3
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	23.1	15.1
Amortization	5.5	4.2
Employee benefit plan costs	19.5	23.4
Deferred income tax provision (benefit)	18.5	(7.7)
Unrealized loss on derivative instruments	7.3	7.9
Other	4.1	1.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(57.3)	154.2
Inventories, net	34.7	(48.6)
Accounts payable, trade	(41.7)	(30.0)
Advance payments and progress billings	(115.4)	(33.9)
Other	(60.2)	(12.4)

Cash provided (required) by operating activities of continuing operations	(62.9)	145.3
Cash required by discontinued operations – operating	—	(1.1)

Cash provided (required) by operating activities	(62.9)	144.2

Cash provided (required) by investing activities:
Capital expenditures	(19.4)	(25.4)
Proceeds from disposal of assets	1.3	1.1

Cash required by investing activities	(18.1)	(24.3)

Cash provided (required) by financing activities:
Net decrease in short-term debt and current portion of long-term debt	(17.9)	(4.7)
Net increase (decrease) in commercial paper	71.3	(8.0)
Net increase (decrease) in long-term debt	(0.3)	11.0
Proceeds from exercise of stock options	1.3	0.1
Purchase of treasury stock	(50.5)	(43.5)
Other	(13.1)	(5.8)

Cash required by financing activities	(9.2)	(50.9)

Effect of exchange rate changes on cash and cash equivalents	(1.5)	2.4

Increase (decrease) in cash and cash equivalents	(91.7)	71.4
Cash and cash equivalents, beginning of period	460.7	340.1

Cash and cash equivalents, end of period	$369.0	$411.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FMC Technologies, Inc. and its consolidated subsidiaries (“FMC”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by United States GAAP have been condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In June 2009, the Financial Accounting Standards Board issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities. This standard clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This standard requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. We adopted the standard on January 1, 2010, and it has not had an impact on our condensed consolidated financial statements.

Note 2: Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock options and restricted stock awards under the treasury stock method. We had an immaterial number of outstanding stock-based awards that were excluded from the computation of diluted EPS because they were anti-dilutive for the three months ended March 31, 2010 and 2009. The following schedule is a reconciliation of the basic and diluted EPS computations:

	Three Months Ended March 31,
(In millions, except per share data)	2010	2009
Basic earnings per share attributable to FMC Technologies, Inc.:
Income from continuing operations	$99.0	$71.3

Weighted average number of shares outstanding	122.5	125.9

Basic earnings per share from continuing operations	$0.81	$0.57

Diluted earnings per share attributable to FMC Technologies, Inc.:
Income from continuing operations	$99.0	$71.3

Weighted average number of shares outstanding	122.5	125.9
Effect of dilutive securities:
Options on common stock	0.2	0.4
Restricted stock	1.1	1.5

Total shares and dilutive securities	123.8	127.8

Diluted earnings per share from continuing operations	$0.80	$0.56

Note 3: Inventories

Inventories consisted of the following:

(In millions)	March 31, 2010	December 31, 2009
Raw materials	$105.7	$105.9
Work in process	87.5	111.3
Finished goods	490.8	511.6

Gross inventories before LIFO reserves and valuation adjustments	684.0	728.8
LIFO reserves and valuation adjustments	(139.6)	(137.0)

Net inventories	$544.4	$591.8

Note 4: Debt

Long-term debt consisted of the following:

(In millions)	March 31, 2010	December 31, 2009
Revolving credit facilities	$100.0	$100.0
Commercial paper (1)	350.0	278.7
Property financing	8.0	8.1
Other	5.0	5.2

Total long-term debt	463.0	392.0
Less: current portion	(0.4)	(0.4)

Long-term debt, less current portion	$462.6	$391.6

(1)	Committed credit available under our five-year revolving credit facility maturing in 2012 provides the ability to refinance our commercial paper obligations on a long-term basis. Since we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets at March 31, 2010 and December 31, 2009. Our commercial paper borrowings as of March 31, 2010 had an average interest rate of 0.35%.

On January 13, 2010, we entered into a $350 million revolving credit agreement maturing on January 14, 2013, with Bank of America, N.A., as Administrative Agent. Under the credit agreement, interest accrues at a rate equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate, (2) the federal funds rate plus 1/2 of 1% or (3) the London Interbank Offered Rate (“LIBOR”) plus 1.00% or (b) LIBOR plus 2.75%. The margin over LIBOR is variable and is determined based on our debt rating. Among other restrictions, the terms of the credit agreement include negative covenants related to liens and a financial covenant related to the debt-to-EBITDA ratio.

Note 5: Income Taxes

As of March 31, 2010, we had gross unrecognized tax benefits of $48.3 million. During the quarter we increased our reserve for gross unrecognized tax benefits by $7.1 million, primarily for certain U.S. tax positions related to the current year and for certain tax positions of prior years that are currently under examination in foreign jurisdictions.

In April 2009, we filed a protest with the IRS Appeals Office with respect to proposed adjustments to our federal income tax returns for our 2004 and 2005 tax years related to our treatment of intercompany transfer pricing. At this time, we continue discussions on this matter with IRS Appeals; however, the ultimate outcome of this matter remains uncertain. Management believes that we were adequately reserved for this matter as of March 31, 2010.

It is reasonably possible that within twelve months, unrecognized tax benefits related to certain tax reporting positions taken in prior periods could decrease by up to $25.4 million due to the resolution of these and other tax matters under current examination, and the lapse of certain statutes of limitation.

Note 6: Warranty Obligations

We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide warranty liability when additional specific obligations are identified. The obligation reflected in other current liabilities in the condensed consolidated balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Warranty cost and accrual information is as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Balance at beginning of period	$16.9	$13.5
Expense for new warranties	7.4	5.6
Adjustments to existing accruals	(1.2)	0.8
Claims paid	(4.9)	(1.6)

Balance at end of period	$18.2	$18.3

Note 7: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended March 31,
(In millions)	2010	2009
Service cost	$9.2	$8.7
Interest cost	10.6	9.6
Expected return on plan assets	(13.8)	(11.1)
Amortization of transition asset	(0.1)	(0.1)
Amortization of actuarial losses, net	2.8	3.9

Net periodic benefit cost	$8.7	$11.0

	Other Postretirement Benefits
	Three Months Ended March 31,
(In millions)	2010	2009
Service cost	$—	$0.1
Interest cost	0.1	0.1
Amortization of prior service benefit	(0.3)	(0.3)
Amortization of actuarial gains, net	(0.1)	—

Net periodic benefit cost	$(0.3)	$(0.1)

Note 8: Stock-Based Compensation

We have granted awards primarily in the form of nonvested stock units (also known as restricted stock in the plan document) under our Amended and Restated Incentive Compensation and Stock Plan (“the Plan”). We recognize compensation expense for awards under the Plan and the corresponding income tax benefits related to the expense. Stock-based compensation expense for nonvested stock awards was $10.2 million and $11.3 million for the three months ended March 31, 2010 and 2009, respectively.

In the three months ended March 31, 2010, we granted the following restricted stock awards to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value
Time-based	255
Performance-based	99	*
Market-based	50	*

Granted during the three months ended March 31, 2010	404		$54.32

*	Assumes target payout

We granted certain time-based restricted stock awards that typically cliff vest after three or four years. The fair value of these time-based awards was determined using the market value of our common stock on the grant date. We also granted restricted stock awards with performance-based and market-based conditions. The vesting period for these awards is three years. Compensation cost is recognized over the lesser of the stated vesting period or the period until the employee reaches age 62.

For current-year performance-based awards, actual payouts may vary from zero to 198 thousand shares and will be dependent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ending December 31, 2010. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.

For current-year market-based awards, actual payouts may vary from zero to 99 thousand shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return (“TSR”) and whether the TSR is positive or negative for the year ending December 31, 2010. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.

Note 9: Stockholders’ Equity

There were no cash dividends declared during the three months ended March 31, 2010 or 2009.

Through March 31, 2010, we made the following purchases under our Board approved share buyback programs:

	2010		2009
(In millions, except share data)	Shares	$	Shares	$
Total purchased to date – January 1,	26,394,934	$973.5	22,125,164	$817.8
Treasury stock repurchases – first quarter	873,544	50.5	1,537,800	43.5

Total purchased to date – March 31,	27,268,478	$1,024.0	23,662,964	$861.3
Treasury stock repurchases – second quarter	*	*	1,439,304	52.2

Total purchased to date – June 30,	*	*	25,102,268	$913.5
Treasury stock repurchases – third quarter	*	*	917,083	38.5

Total purchased to date – September 30,	*	*	26,019,351	$952.0
Treasury stock repurchases – fourth quarter	*	*	375,583	21.5

Total purchased to date – December 31,	*	*	26,394,934	$973.5

*	Not yet applicable

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. The treasury shares are accounted for using the cost method.

During the three months ended March 31, 2010, 0.7 million shares were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2009, 1.2 million shares were issued from treasury stock.

Comprehensive income consisted of the following:

	Three Months Ended March 31,
(In millions)	2010	2009
Net income attributable to FMC Technologies, Inc.	$99.0	$71.0
Foreign currency translation adjustments	(24.7)	(1.8)
Net deferral of hedging (gains) losses, net of tax (1)	(3.7)	11.8
Amortization of pension and other postretirement benefit losses, net of tax	1.4	4.2
Change in investments, net of tax	—	1.9

Comprehensive income	$72.0	$87.1

(1)	See additional disclosure related to hedging activity in Note 10.

Accumulated other comprehensive loss consisted of the following:

(In millions)	March 31, 2010	December 31, 2009
Cumulative foreign currency translation adjustments	$(69.5)	$(44.8)
Cumulative deferral of hedging losses, net of tax (1)	(16.7)	(13.0)
Cumulative deferral of pension and other postretirement benefit losses, net of tax	(166.6)	(168.0)

Accumulated other comprehensive loss	$(252.8)	$(225.8)

(1)	See additional disclosure related to hedging activity in Note 10.

Note 10: Derivative Financial Instruments

We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and interest rates. We hold the following types of derivative instruments:

Interest rate swap instruments – The purpose of these instruments is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate. At March 31, 2010, we held three instruments which in aggregate hedge the interest expense on $100.0 million of variable-rate debt.

Foreign exchange rate forward contracts – The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At March 31, 2010, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Argentinean Peso	96.6	24.9
Brazilian Real	(217.0)	(120.9)
Euro	28.4	38.4
British Pound	89.0	134.8
Malaysian Ringgit	(7.6)	(26.3)
Norwegian Krone	2,295.0	386.5
Singapore Dollar	96.5	69.0
U.S. Dollar	(520.8)	(520.8)

Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of these instruments is to match offsetting currency payments for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At March 31, 2010, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian Real	(26.1)	(14.5)
Euro	13.6	18.4
British Pound	10.9	16.5
Norwegian Krone	(361.1)	(60.8)
U.S. Dollar	33.3	33.3

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

The following tables of all outstanding derivative instruments are based on estimated fair value amounts that have been determined using available market information and commonly accepted valuation methodologies. Refer to Note 11 for further disclosures related to the fair value measurement process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts settle or mature.

		Fair Value (in millions)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	March 31, 2010	December 31, 2009
Interest rate contracts	Long-term liabilities – Derivative financial instruments	$(1.5)	$(0.5)
Foreign exchange contracts	Current assets – Derivative financial instruments	37.0	77.0
	Long-term assets – Derivative financial instruments	14.2	14.2
	Current liabilities – Derivative financial instruments	(46.2)	(78.0)
	Long-term liabilities – Derivative financial instruments	(17.4)	(13.2)

Total derivatives designated as hedging instruments		$(13.9)	$(0.5)

		Fair Value (in millions)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2010	December 31, 2009
Foreign exchange contracts	Current assets – Derivative financial instruments	$28.8	$31.0
	Long-term assets – Derivative financial instruments	18.9	14.3
	Current liabilities – Derivative financial instruments	(31.5)	(33.5)
	Long-term liabilities – Derivative financial instruments	(20.4)	(15.9)

Total derivatives not designated as hedging instruments		$(4.2)	$(4.1)

We recognized in current earnings a $0.6 million loss on cash flow hedges for both of the three month periods ended March 31, 2010 and 2009, because it is probable that the original forecasted transaction will not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive losses of $16.7 million and $13.0 million at March 31, 2010, and December 31, 2009, respectively. We expect to transfer an approximate $11.5 million loss from accumulated OCI to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by 2013. The following tables present the impact of derivative instruments and their location within the accompanying condensed consolidated statements of income for the three months ended March 31, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	Three Months Ended March 31,
(In millions)	2010	2009
Interest rate contracts	$(1.0)	$(1.3)
Foreign exchange contracts	(9.6)	(7.2)

Total	$(10.6)	$(8.5)

Derivatives in Cash Flow Hedging Relationships Location of Gain or (Loss) Reclassified From Accumulated OCI into Income	Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,
(In millions)	2010	2009
Foreign exchange contracts:
Revenue	$3.6	$(17.4)
Cost of sales	(7.0)	(8.5)
Selling, general and administrative expense	—	(0.1)

Total	$(3.4)	$(26.0)

Derivatives in Cash Flow Hedging Relationships Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In millions)	Three Months Ended March 31,
	2010	2009
Foreign exchange contracts:
Revenue	$(3.6)	$0.8
Cost of Sales	(0.1)	(0.6)
Selling, general and administrative expense	—	—

Total	$(3.7)	$0.2

Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain or (Loss) Recognized in Income on Derivatives (Not Designated as Hedging Instruments)	Gain or (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
(In millions)	Three Months Ended March 31,
	2010	2009
Foreign exchange contracts:
Revenue	$0.3	$(0.4)
Cost of Sales	0.1	0.1
Other expense, net	(6.4)	(6.1)

Total	$(6.0)	$(6.4)

Note 11: Fair Value Measurements

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009, are as follows:

	March 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$13.9	$13.9	$—	$—
Fixed Income	8.6	8.6	—	—
Cash equivalents / other	5.1	5.1	—	—
Derivative financial instruments:
Foreign exchange contracts	98.9	—	98.9	—

Total assets	$126.5	$27.6	$98.9	$—

Liabilities
Derivative financial instruments:
Interest rate contracts	$1.5	$—	$1.5	$—
Foreign exchange contracts	115.5	—	115.5	—
Earn-out contingent consideration obligation	54.3	—	—	54.3

Total liabilities	$171.3	$—	$117.0	$54.3

	December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$12.8	$12.8	$—	$—
Fixed Income	7.9	7.9	—	—
Cash equivalents / other	4.5	4.5	—	—
Derivative financial instruments:
Foreign exchange contracts	136.5	—	136.5	—

Total assets	$161.7	$25.2	$136.5	$—

Liabilities
Derivative financial instruments:
Interest rate contracts	$0.5	$—	$0.5	$—
Foreign exchange contracts	140.6	—	140.6	—
Earn-out contingent consideration obligation	54.0	—	—	54.0

Total liabilities	$195.1	$—	$141.1	$54.0

Investments—The fair value measurement of these assets is based on quoted prices that we have the ability to access in public markets.

Derivative financial instruments—We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, a spread representing our credit spread is used. Our credit spread and the credit spread of other counterparties not publicly available are approximated by using the spread of similar companies in the same industry, of similar size and with the same credit rating. The derivative asset values presented in the preceding tables were reduced by $0.2 million, and the derivative liability values reduced by $0.1 million to approximate fair value, including credit risk.

At the present time, we have no credit-risk-related contingent features in our agreements with the financial institutions which would require us to post collateral for derivative positions in a liability position.

See Note 10 for additional disclosure related to derivative financial instruments.

Earn-out contingent consideration obligation—The fair value measurement of the earn-out contingent consideration obligation relates to the acquisition of Multi Phase Meters AS (“MPM”) in October 2009, and is included in other long-term liabilities in the condensed consolidated balance sheets. We determined the fair value of the earn-out contingent consideration obligation using a discounted cash flow model. The key assumption used in applying the income approach is a discount rate which approximates our debt credit rating. The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the obligation are recorded as income or expense in our condensed consolidated statements of income.

Changes in the fair value of our Level 3 earn-out contingent consideration obligation during the quarter ended March 31, 2010, are as follows:

(In millions)	Earn-out Contingent Consideration
Balance, January 1, 2010	$54.0
Total (gains) or losses (realized/unrealized) included in earnings	1.8
Foreign currency translation adjustment	(1.5)
Purchases, sales issuances and settlements (net)	—

Balance, March 31, 2010	$54.3

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

Note 12: Commitments and Contingent Liabilities

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. The majority of these financial instruments represent guarantees of our future performance. Additionally, we are the named guarantor on certain letters of credit and performance bonds issued by our former subsidiary, John Bean Technologies Corporation (“JBT”); however, we are fully indemnified by JBT pursuant to the terms and conditions of the Separation and Distribution Agreement, dated July 31, 2008, by and between FMC and JBT. Management does not expect any of these financial instruments to result in losses that, if incurred, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are the named defendant in a number of lawsuits; however, while the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In addition, under the Separation and Distribution Agreement with FMC Corporation, which contains key provisions relating to our 2001 spin-off from FMC Corporation, FMC Corporation is required to indemnify us for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. We expect that FMC Corporation will bear responsibility for the majority of these claims. We also have a Separation and Distribution Agreement with JBT, which contains key provisions relating to the spin-off of the Airport and FoodTech businesses in 2008. JBT is required to indemnify us for certain claims made prior to the spin-off, as well as for other claims related to JBT products or business operations. Some of these claims may include those described above involving FMC Corporation. While the ultimate responsibility for claims involving FMC Technologies, FMC Corporation or JBT cannot yet be determined due to lack of identification of the products or premises involved, we expect that FMC Corporation will bear responsibility for a majority of these claims initiated subsequent to the spin-off and that JBT Corporation will bear responsibility for other claims initiated subsequent to the spin-off.

Note 13: Business Segment Information

Segment revenue and segment operating profit were as follows:

	Three Months Ended March 31,
(In millions)	2010	2009
Revenue
Energy Production Systems	$887.6	$872.3
Energy Processing Systems	167.5	181.0
Other revenue (1) and intercompany eliminations	(4.8)	(0.3)

Total revenue	$1,050.3	$1,053.0

Income before income taxes:
Segment operating profit:
Energy Production Systems	$157.6	$104.4
Energy Processing Systems	23.4	28.5

Total segment operating profit	181.0	132.9
Corporate items:
Corporate expense (2)	(9.0)	(6.8)
Other revenue (1) and other expense, net (3)	(20.8)	(25.0)
Net interest expense	(2.3)	(2.1)

Total corporate items	(32.1)	(33.9)

Income from continuing operations before income taxes attributable to FMC Technologies, Inc.	$148.9	$99.0

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.
(2)	Corporate expense primarily includes corporate staff expenses.
(3)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and assets were as follows:

(In millions)	March 31, 2010	December 31, 2009
Segment operating capital employed (1):
Energy Production Systems	$1,202.5	$1,022.0
Energy Processing Systems	358.2	347.6

Total segment operating capital employed	1,560.7	1,369.6
Segment liabilities included in total segment operating capital employed (2)	1,318.0	1,508.9
Corporate (3)	487.7	631.0

Total assets	$3,366.4	$3,509.5

Segment assets:
Energy Production Systems	$2,386.5	$2,397.7
Energy Processing Systems	497.5	486.2
Intercompany eliminations	(5.3)	(5.4)

Total segment assets	2,878.7	2,878.5
Corporate (3)	487.7	631.0

Total assets	$3,366.4	$3,509.5

(1)	Management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes, LIFO inventory reserves and the fair value of derivatives.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the SEC, our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, those described under Risk Factors in Item 1A of our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2010.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three Months Ended March 31,		Change
(In millions, except %)	2010	2009	$	%
Revenue	$1,050.3	$1,053.0	(2.7)	(0.3)
Costs and expenses:
Cost of sales	776.0	844.2	(68.2)	(8.1)
Selling, general and administrative expense	103.2	90.8	12.4	13.7
Research and development expense	14.2	10.6	3.6	34.0

Total costs and expenses	893.4	945.6	(52.2)	(5.5)
Other expense, net	(5.3)	(6.1)	0.8	13.1
Net interest expense	(2.3)	(2.1)	(0.2)	(9.5)

Income before income taxes	149.3	99.2	50.1	50.5
Provision for income taxes	49.9	27.7	22.2	80.1

Income from continuing operations	99.4	71.5	27.9	39.0
Loss from discontinued operations, net of income taxes	—	(0.3)	0.3	*

Net income	99.4	71.2	28.2	39.6
Less: net income attributable to noncontrolling interests	(0.4)	(0.2)	(0.2)	*

Net income attributable to FMC Technologies, Inc	$99.0	$71.0	28.0	39.4

*	Not meaningful

Total revenue for the three months ended March 31, 2010, decreased $2.7 million compared to the same period in 2009. Total revenue for the three months ended March 31, 2010 included an $86.9 million favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenues declined by $89.6 million during the first quarter of 2010, compared to the same period in 2009. We entered the year with a lower backlog driven by the weak global economic climate of 2009, which consequently resulted in decreased revenues for Energy Production during the first quarter of 2010, compared to the prior-year period. Additionally, within Energy Processing the material handling and loading systems businesses experienced decreased sales, partially offset by increased fluid control revenues.

Gross profit (revenue less cost of sales) totaled $274.3 million, or 26.1% of revenues, for the quarter ended March 31, 2010, and was 6.3 percentage points above the gross profit margins generated in the quarter ended March 31, 2009. The margin improvement was predominantly driven by the acceleration of progress on higher margin subsea projects and lower costs within Energy Production, partially offset by margin deterioration in Energy Processing. On an absolute basis, gross profit increased by $65.5 million during the quarter ended March 31, 2010, as compared to the prior-year quarter. Excluding the impact of foreign currency translation, gross profit increased by $51.2 million during the first quarter of 2010 as compared to the prior-year period.

Selling, general and administrative (“SG&A”) expense increased by $12.4 million year-over-year, resulting primarily from higher spending in our Energy Production businesses due to increased bid activity and staffing costs. Additionally, SG&A expense for the quarter-ended March 31, 2010, included a $4.8 million unfavorable impact of foreign currency translation.

Other expense, net, reflected $6.0 million and $6.1 million in losses on foreign currency derivative instruments, for which hedge accounting is not applied, for the three months ended March 31, 2010 and 2009, respectively. Additionally, we recognized $0.7 million in gains for the three months ended March 31, 2010, compared to $0.8 million in expense during the first quarter of 2009, associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan.

Our income tax provisions for the first quarter of 2010 and 2009 reflected effective tax rates of 33.5% and 28.0%, respectively. The increase in the effective tax rate in 2010 was primarily due to a provision of U.S. tax on earnings of certain foreign subsidiaries that we have determined are not indefinitely reinvested, an increase in the provision of tax on unrecognized tax benefits and an unfavorable change in the forecasted country mix of earnings. The difference between the effective tax rate and the statutory U.S. federal income tax rate related to differing foreign and state tax rates.

Business Outlook

Management remains cautiously optimistic about business levels for 2010. Current commodity markets are reflective of stabilizing global economies and firming expectations of increased energy demand for 2010 and beyond. As a result of the rising expectations for energy demand, oil prices are steadily increasing from the depressed levels witnessed in early 2009 and as a consequence, demand for exploration and production activity is also stabilizing and is expected to grow modestly in 2010.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three Months Ended March 31,		Favorable/ (Unfavorable)
(In millions, except %)	2010	2009	$	%
Revenue
Energy Production Systems	$887.6	$872.3	15.3	1.8
Energy Processing Systems	167.5	181.0	(13.5)	(7.5)
Other revenue and intercompany eliminations	(4.8)	(0.3)	(4.5)	*

Total revenue	$1,050.3	$1,053.0	(2.7)	(0.3)

Segment Operating Profit
Energy Production Systems	$157.6	$104.4	53.2	51.0
Energy Processing Systems	23.4	28.5	(5.1)	(17.9)

Total segment operating profit	181.0	132.9	48.1	36.2

Corporate Items
Corporate expense	(9.0)	(6.8)	(2.2)	(32.4)
Other revenue and other expense, net	(20.8)	(25.0)	4.2	16.8
Net interest expense	(2.3)	(2.1)	(0.2)	(9.5)

Total corporate items	(32.1)	(33.9)	1.8	5.3

Income from continuing operations before income taxes	148.9	99.0	49.9	50.4
Provision for income taxes	49.9	27.7	(22.2)	(80.1)

Income from continuing operations	99.0	71.3	27.7	38.8
Loss from discontinued operations, net of income taxes	—	(0.3)	0.3	*

Net income attributable to FMC Technologies, Inc.	$99.0	$71.0	28.0	39.4

*	Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue for the three months ended March 31, 2010 increased $15.3 million compared to the same period in 2009. Revenue for the first quarter ended March 31, 2010 included an $83.8 million favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenues declined by $68.5 million year-over-year. Segment revenue is impacted by the execution of backlog and trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. The decline in oil and gas exploration activity during 2009, and consequently, the reduction in our subsea backlog during the prior year resulted in the decline in revenues during the current quarter.

Energy Production Systems’ operating profit in the first quarter of 2010 increased by $53.2 million, or 5.8 percentage points, compared to the same period in 2009. The margin improvement was driven primarily by the acceleration of progress on higher margin subsea projects and lower costs. Foreign currency translation favorably impacted operating profit for the quarter ended March 31, 2010 by $8.3 million, compared to the prior-year quarter.

Energy Processing Systems

Energy Processing Systems’ revenue declined $13.5 million year-over-year. The decrease resulted largely from a weakened demand for coal-fired power generation which negatively impacted material handling revenues, and to a lesser extent, a reduced demand for loading systems products. The decrease was partially offset by the growth in fluid control revenues influenced by the increase in North American oilfield activity.

Energy Processing Systems’ operating profit in the first quarter of 2010 decreased by $5.1 million, or 1.8 percentage points, compared to the same period in 2009. The margin deterioration resulted primarily from the material handling and measurement solutions businesses, partially offset by improved operating profit in the fluid control business which benefited from the recovery in North American oilfield activity.

Corporate Items

Our corporate items reduced earnings by $32.1 million for the three months ended March 31, 2010, compared to $33.9 million for the same period in 2009. The decrease in expense in 2010 reflects reduced employee stock-based compensation expense of $1.1 million and decreased pension expense of $2.5 million, compared to the prior-year period. These items were partially offset by an increase in corporate staff expenses of $2.2 million during the first quarter of 2009.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2010	2009 (1)
Energy Production Systems	$1,048.8	$561.9
Energy Processing Systems	180.3	151.0
Intercompany eliminations	(2.5)	(1.9)

Total inbound orders	$1,226.6	$711.0

(1)	Inbound orders for 2009 have been revised to exclude the effects of foreign currency translation on backlog. Prior to 2010, our practice was to include backlog translation effects as a component of inbound orders.

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation negatively affected backlog by $47.9 million and positively affected backlog by $49.1 million for the three months ended March 31, 2010 and 2009, respectively.

	Order Backlog
(In millions)	March 31, 2010	December 31, 2009	March 31, 2009
Energy Production Systems	$2,450.7	$2,332.6	$3,087.0
Energy Processing Systems	229.1	221.1	278.7
Intercompany eliminations	(5.9)	(8.3)	(6.6)

Total order backlog	$2,673.9	$2,545.4	$3,359.1

Energy Productions Systems’ order backlog at March 31, 2010 increased by $118.1 million compared to year-end 2009, reflecting higher subsea project orders. We continue to expect significant improvement in inbound orders and growth in backlog throughout 2010. Backlog of $2.5 billion at March 31, 2010, includes various projects for BP; ENI’s Kitan; Petrobras’ Cascade, Tambau, GLL-10 and Marlim; Shell’s Gumusut; Statoil’s Gullfaks, Heidrun North, Marulk, and Snorre; Total’s Pazflor and Tullow’s Jubilee subsea projects.

Energy Processing Systems’ order backlog at March 31, 2010 increased by $8.0 million compared to year-end 2009. The increase from year-end is driven primarily by higher demand for fluid control products attributable to the recovery of North American oilfield activity. This increase was partially offset by the weaker demand for loading systems products resulting from the postponement of natural gas infrastructure projects in 2009 and early 2010.

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations, and when needed, through various credit facilities.

We were in a net debt position at March 31, 2010. Net debt, or net cash, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net (debt) cash is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net (debt) cash.

(In millions)	March 31, 2010	December 31, 2009
Cash and cash equivalents	$369.0	$460.7
Short-term debt and current portion of long-term debt	(10.2)	(28.5)
Long-term debt, less current portion	(462.6)	(391.6)

Net (debt) cash	$(103.8)	$40.6

The change in our net (debt) cash position was primarily due to the repurchase of our common stock and capital expenditures for the three months ended March 31, 2010, combined with cash required to fund operating activities.

Cash Flows

During the three months ended March 31, 2010, we required $62.9 million in cash flows from operating activities of continuing operations compared to $145.3 million generated during the comparable prior-year period. The year-over-year change was due primarily to changes in our working capital driven by a more mature portfolio of projects, partially offset by increased net income. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts.

During the three months ended March 31, 2010, cash flows required by investing activities totaled $18.1 million, primarily consisting of amounts required to fund capital expenditures. Capital expenditures during the three months ended March 31, 2010, decreased by $6.0 million from the prior-year period, due largely to the completion of intervention assets during the first half of 2009 for Energy Production Systems.

Cash required by financing activities was $9.2 million and $50.9 million for the three months ended March 31, 2010 and 2009, respectively. Cash flows from operations for the three months ended March 31, 2010 were not sufficient to fund working capital requirements, capital expenditures and the repurchase of common stock, resulting in incremental borrowings of $71.3 million. Our incremental cash requirements were primarily funded with proceeds from commercial paper.

Debt and Liquidity

The following is a summary of our credit facilities at March 31, 2010:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding		Letters of Credit	Unused Capacity	Maturity
			(a	)
Five-year committed revolving credit facility	$600.0	$100.0	$350.0		$29.7	$120.3	December 2012
Three-year committed revolving credit agreement	350.0	—	—		—	350.0	January 2013

	$950.0	$100.0	$350.0		$29.7	$470.3

(a)	Under our commercial paper program, we have the ability to access up to $500.0 million of financing through our commercial paper dealers. Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.

Committed credit available under our five-year revolving credit facility maturing in December 2012 provides the ability to issue our commercial paper obligations on a long-term basis. We had $350.0 million of commercial paper issued under this facility at March 31, 2010. Since we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at March 31, 2010 and December 31, 2009.

On January 13, 2010, we entered into a $350 million revolving credit agreement maturing on January 14, 2013, with Bank of America, N.A., as Administrative Agent. Under the credit agreement, interest accrues at a rate equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate, (2) the federal funds rate plus 1/2 of 1% or (3) the London Interbank Offered Rate (“LIBOR”) plus 1.00% or (b) LIBOR plus 2.75%. The margin over LIBOR is variable and is determined based on our debt rating. Among other restrictions, the terms of the credit agreement include negative covenants related to liens and a financial covenant related to the debt-to-EBITDA ratio.

Credit risk analysis

Valuations of derivative assets and liabilities reflect the value of the instruments, including the values associated with counterparty risk. These values must also take into account our credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Our methodology includes the impact of both counterparty and our own credit standing. Additional information about credit risk is incorporated herein by reference from Note 11 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

We project spending approximately $140.0 million during 2010 for capital expenditures, largely for enhancements to our manufacturing and service capabilities. We anticipate contributing approximately $14.5 million to our pension plans in 2010. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

We have $470.3 million in capacity available under our bank lines that we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions meet our standards. Our intent is to maintain a level of financing sufficient to meet this objective. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of our critical accounting estimates. During the three months ended March 31, 2010, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables based on estimated selling price for both delivered and undelivered items when vendor-specific or third-party evidence is unavailable. Additionally, disclosure of the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011. We are currently evaluating the provisions of the update and have not yet determined the impact, if any, on our consolidated financial statements.

Management believes the impact of other recently issued accounting standards, which are not yet effective, will not have a material impact on our condensed consolidated financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the three months ended March 31, 2010.

ITEM 1A. RISK FACTORS

There have been no material changes in our Risk Factors as set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended March 31, 2010.

The following table summarizes repurchases of our common stock during the three months ended March 31, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b) (c)
January 1, 2010 – January 31, 2010	370,020	$57.70	363,350	5,051,726
February 1, 2010 – February 28, 2010	270,674	$55.29	267,194	4,784,532
March 1, 2010 – March 31, 2010	248,780	$60.90	243,000	4,541,532

Total	889,474	$57.86	873,544	4,541,532

(a)	Represents 873,544 shares of common stock repurchased and held in treasury and 15,930 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 3,880 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended March 31, 2010.
(b)	In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock split on August 31, 2007, the authorization was increased to 30 million shares. In July 2008, the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock in addition to the 30 million shares described above.
(c)	As of March 31, 2010, there were no remaining shares available for purchase under the July 2008 Board of Directors authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description

10.1	Amended and Restated Incentive Compensation and Stock Plan, dated February 25, 2010 (incorporated by reference from Exhibit 10.4 to the Form 10-K filed on March 1, 2010 (file no. 001-16489)).

10.2	Commercial Paper Dealer Agreement 4(2) Program between Citigroup Global Markets, Inc. and the Company, dated as of January 2010 (incorporated by reference from Exhibit 10.13 to the Form 10-K filed on March 1, 2010 (file no. 001-16489)).

10.3	$350,000,000 Credit Agreement dated January 13, 2010, between FMC Technologies, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10 to the Form 8-K filed on January 15, 2010 (file no. 001-16489)).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1 **	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.

(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)

Date: April 30, 2010

EXHIBIT INDEX

Number in Exhibit Table	Description

10.1	Amended and Restated Incentive Compensation and Stock Plan, dated February 25, 2010 (incorporated by reference from Exhibit 10.4 to the Form 10-K filed on March 1, 2010 (file no. 001-16489)).

10.2	Commercial Paper Dealer Agreement 4(2) Program between Citigroup Global Markets, Inc. and the Company, dated as of January 2010 (incorporated by reference from Exhibit 10.13 to the Form 10-K filed on March 1, 2010 (file no. 001-16489)).

10.3	$350,000,000 Credit Agreement dated January 13, 2010, between FMC Technologies, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10 to the Form 8-K filed on January 15, 2010 (file no. 001-16489)).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1 **	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q