Form 10-Q
period 2010-06-30
FMC TECHNOLOGIES INC
filed 2010-07-29
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2010
Common Stock, par value $0.01 per share	120,007,153

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Product revenue	$856.1	$990.0	$1,773.4	$1,936.7
Service and other revenue	156.4	113.8	289.4	220.1

Total revenue	1,012.5	1,103.8	2,062.8	2,156.8
Costs and expenses:
Cost of product revenue	638.0	787.1	1,315.6	1,558.4
Cost of service and other revenue	108.6	69.1	207.0	142.0
Selling, general and administrative expense	100.4	91.8	203.6	182.6
Research and development expense	19.0	10.7	33.2	21.3

Total costs and expenses	866.0	958.7	1,759.4	1,904.3
Other income (expense), net	(2.9)	9.4	(8.2)	3.3

Income before net interest expense and income taxes	143.6	154.5	295.2	255.8
Net interest expense	(2.4)	(2.3)	(4.7)	(4.4)

Income from continuing operations before income taxes	141.2	152.2	290.5	251.4
Provision for income taxes	44.4	45.5	94.3	73.2

Income from continuing operations	96.8	106.7	196.2	178.2
Income (loss) from discontinued operations, net of income taxes	—	0.1	—	(0.2)

Net income	96.8	106.8	196.2	178.0
Less: net income attributable to noncontrolling interests	(0.6)	(0.8)	(1.0)	(1.0)

Net income attributable to FMC Technologies, Inc.	$96.2	$106.0	$195.2	$177.0

Basic earnings per share attributable to FMC Technologies, Inc. (Note 2):
Income from continuing operations	$0.79	$0.86	$1.60	$1.42
Income (loss) from discontinued operations	—	—	—	—

Basic earnings per share	$0.79	$0.86	$1.60	$1.42

Diluted earnings per share attributable to FMC Technologies, Inc. (Note 2):
Income from continuing operations	$0.78	$0.84	$1.58	$1.40
Income (loss) from discontinued operations	—	—	—	—

Diluted earnings per share	$0.78	$0.84	$1.58	$1.40

Weighted average shares outstanding (Note 2):
Basic	122.0	123.8	122.3	124.9

Diluted	123.2	125.5	123.5	126.6

Net income attributable to FMC Technologies, Inc.:
Income from continuing operations	$96.2	$105.9	$195.2	$177.2
Income (loss) from discontinued operations, net of income taxes	—	0.1	—	(0.2)

Net income attributable to FMC Technologies, Inc.	$96.2	$106.0	$195.2	$177.0

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$403.8	$460.7
Trade receivables, net of allowances of $8.5 in 2010 and $8.0 in 2009	924.8	879.2
Inventories, net (Note 3)	525.9	591.8
Derivative financial instruments (Note 10)	59.9	108.0
Prepaid expenses	32.7	20.5
Other current assets	144.3	165.4
Income tax benefit	15.2	—

Total current assets	2,106.6	2,225.6
Investments	142.7	141.8
Property, plant and equipment, net of accumulated depreciation of $437.3 in 2010 and $425.2 in 2009	548.5	581.9
Goodwill	262.3	272.7
Intangible assets, net of accumulated amortization of $35.3 in 2010 and $29.0 in 2009	141.1	154.6
Deferred income taxes	53.4	69.8
Derivative financial instruments (Note 10)	49.0	28.5
Other assets	36.2	34.6

Total assets	$3,339.8	$3,509.5

Liabilities and equity
Current liabilities:
Short-term debt and current portion of long-term debt	$14.7	$28.5
Accounts payable, trade	276.5	343.9
Advance payments and progress billings	450.5	670.4
Derivative financial instruments (Note 10)	79.6	111.5
Income taxes payable	—	49.7
Deferred income taxes	77.0	59.3
Other current liabilities	361.9	415.2

Total current liabilities	1,260.2	1,678.5
Long-term debt, less current portion (Note 4)	585.5	391.6
Accrued pension and other postretirement benefits, less current portion	143.8	140.0
Derivative financial instruments (Note 10)	56.2	29.6
Other liabilities	162.6	158.0
Commitments and contingent liabilities (Note 12)
Stockholders’ equity (Note 9):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2010 or 2009	—	—
Common stock, $0.01 par value, 300.0 shares authorized in 2010 and 2009; 143.2 shares issued in 2010 and 2009; 120.3 and 121.8 shares outstanding in 2010 and 2009, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.1 shares outstanding in 2010 and 2009	(6.7)	(5.7)
Common stock held in treasury, at cost; 22.7 and 21.2 shares in 2010 and 2009, respectively	(912.7)	(816.1)
Capital in excess of par value of common stock	689.9	710.1
Retained earnings	1,634.6	1,438.9
Accumulated other comprehensive loss	(285.1)	(225.8)

Total FMC Technologies, Inc. stockholders’ equity	1,121.4	1,102.8
Noncontrolling interests	10.1	9.0

Total equity	1,131.5	1,111.8

Total liabilities and equity	$3,339.8	$3,509.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
Cash provided (required) by operating activities of continuing operations:
Net income attributable to FMC Technologies, Inc.	$195.2	$177.0
Loss from discontinued operations, net of income taxes	—	(0.2)

Income from continuing operations	195.2	177.2
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	42.0	33.2
Amortization	10.3	6.9
Employee benefit plan costs	33.2	40.7
Deferred income tax provision	41.4	6.2
Unrealized loss on derivative instruments	9.9	3.8
Other	9.9	5.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(92.9)	75.0
Inventories, net	38.3	(53.0)
Accounts payable, trade	(50.8)	(91.0)
Advance payments and progress billings	(186.1)	(79.1)
Other	(114.5)	78.6

Cash provided (required) by operating activities of continuing operations	(64.1)	203.7
Cash required by discontinued operations – operating	—	(1.0)

Cash provided (required) by operating activities	(64.1)	202.7

Cash provided (required) by investing activities:
Capital expenditures	(38.7)	(54.9)
Proceeds from disposal of assets	1.9	18.2

Cash required by investing activities	(36.8)	(36.7)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt and current portion of long-term debt	(16.4)	4.8
Net increase (decrease) in commercial paper	169.0	(39.0)
Net increase (decrease) in long-term debt	29.2	(130.9)
Proceeds from exercise of stock options	1.4	0.2
Purchase of treasury stock	(123.5)	(95.7)
Other	(13.3)	(4.7)

Cash provided (required) by financing activities	46.4	(265.3)

Effect of exchange rate changes on cash and cash equivalents	(2.4)	15.4

Decrease in cash and cash equivalents	(56.9)	(83.9)
Cash and cash equivalents, beginning of period	460.7	340.1

Cash and cash equivalents, end of period	$403.8	$256.2

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

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2010	2009	2010	2009
Basic earnings per share attributable to FMC Technologies, Inc.:
Income from continuing operations	$96.2	$105.9	$195.2	$177.2

Weighted average number of shares outstanding	122.0	123.8	122.3	124.9

Basic earnings per share from continuing operations	$0.79	$0.86	$1.60	$1.42

Diluted earnings per share attributable to FMC Technologies, Inc.:
Income from continuing operations	$96.2	$105.9	$195.2	$177.2

Weighted average number of shares outstanding	122.0	123.8	122.3	124.9
Effect of dilutive securities:
Options on common stock	0.2	0.4	0.2	0.4
Restricted stock	1.0	1.3	1.0	1.3

Total shares and dilutive securities	123.2	125.5	123.5	126.6

Diluted earnings per share from continuing operations	$0.78	$0.84	$1.58	$1.40

Note 3: Inventories

Inventories consisted of the following:

(In millions)	June 30, 2010	December 31, 2009
Raw materials	$101.0	$105.9
Work in process	91.4	111.3
Finished goods	484.9	511.6

Gross inventories before LIFO reserves and valuation adjustments	677.3	728.8
LIFO reserves and valuation adjustments	(151.4)	(137.0)

Net inventories	$525.9	$591.8

Note 4: Debt

Long-term debt consisted of the following:

(In millions)	June 30, 2010	December 31, 2009
Revolving credit facilities	$100.0	$100.0
Commercial paper (1)	447.7	278.7
Property financing	7.9	8.1
Term loan (2)	30.3	—
Other	4.6	5.2

Total long-term debt	590.5	392.0
Less: current portion	(5.0)	(0.4)

Long-term debt, less current portion	$585.5	$391.6

(1)	Committed credit available under our five-year revolving credit facility maturing in 2012 provides the ability to refinance our commercial paper obligations on a long-term basis. Since we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets at June 30, 2010 and December 31, 2009. Our commercial paper borrowings as of June 30, 2010 had an average interest rate of 0.47%.
(2)	On May 31, 2010, we entered into a R$54.7 million term loan agreement maturing on June 15, 2013, with Itaú BBA., as Administrative Agent. Under the loan agreement, interest accrues at a rate of 4.50%. Principal and interest are due at maturity.

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

Note 5: Income Taxes

As of June 30, 2010, we had gross unrecognized tax benefits of $53.2 million. During the quarter we increased our reserve for gross unrecognized tax benefits by $4.9 million, primarily for certain U.S. tax positions related to the current year and for certain tax positions of prior years that are currently under examination in foreign jurisdictions.

In April 2009, we filed a protest with the IRS Appeals Office with respect to proposed adjustments to our federal income tax returns for our 2004 and 2005 tax years related to our treatment of intercompany transfer pricing. As of June 30, 2010, we were in continuing discussions on this matter with the IRS Appeals Office. In the third quarter of 2010, we expect to record a reduction in our unrecognized tax benefits as a result of an anticipated settlement with the IRS Appeals Office with respect to this matter.

It is reasonably possible that within twelve months, unrecognized tax benefits related to certain tax reporting positions taken in prior periods could decrease by up to $36.6 million due to the resolution of these and other tax matters under current examination, and the lapse of certain statutes of limitation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Balance at beginning of period	$18.2	$18.3	$16.9	$13.5
Expense for new warranties	4.7	1.7	12.1	7.3
Adjustments to existing accruals	(0.8)	1.8	(2.0)	2.6
Claims paid	(1.4)	(3.3)	(6.3)	(4.9)

Balance at end of period	$20.7	$18.5	$20.7	$18.5

Note 7: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Service cost	$9.0	$8.9	$18.2	$17.6
Interest cost	10.9	9.8	21.5	19.4
Expected return on plan assets	(13.5)	(11.4)	(27.3)	(22.5)
Amortization of transition asset	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of prior service benefit	—	(0.1)	—	(0.1)
Amortization of actuarial losses, net	3.0	4.0	5.8	7.9

Net periodic benefit cost	$9.3	$11.1	$18.0	$22.1

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Service cost	$—	$—	$—	$0.1
Interest cost	0.1	0.2	0.2	0.3
Amortization of prior service benefit	(0.3)	(0.3)	(0.6)	(0.6)
Amortization of actuarial gains, net	—	—	(0.1)	—

Net periodic benefit cost	$(0.2)	$(0.1)	$(0.5)	$(0.2)

Note 8: Stock-Based Compensation

We have granted awards primarily in the form of nonvested stock units (also known as restricted stock in the plan document) under our Amended and Restated Incentive Compensation and Stock Plan (the “Plan”). We recognize compensation expense for awards under the Plan and the corresponding income tax benefits related to the expense. Stock-based compensation expense for nonvested stock awards was $6.1 million and $5.4 million for the three months ended June 30, 2010 and 2009, respectively, and $16.3 million and $16.7 million for the six months ended June 30, 2010 and 2009, respectively.

In the six months ended June 30, 2010, we granted the following restricted stock awards to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value
Time-based	267
Performance-based	101	*
Market-based	51	*

Granted during the six months ended June 30, 2010	419		$54.70

*	Assumes target payout

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

For current-year performance-based awards, actual payouts may vary from zero to 203 thousand shares and will be dependent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ending December 31, 2010. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.

For current-year market-based awards, actual payouts may vary from zero to 101 thousand shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return (“TSR”) and TSR being positive for the year ending December 31, 2010. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.

Note 9: Stockholders’ Equity

There were no cash dividends declared during the six months ended June 30, 2010 or 2009.

Through June 30, 2010, we made the following purchases under our Board approved share buyback programs:

	2010		2009
(In millions, except share data)	Shares	$	Shares	$
Total purchased to date – January 1,	26,394,934	$973.5	22,125,164	$817.8
Treasury stock repurchases – first quarter	873,544	50.5	1,537,800	43.5

Total purchased to date – March 31,	27,268,478	$1,024.0	23,662,964	$861.3
Treasury stock repurchases – second quarter	1,349,255	73.0	1,439,304	52.2

Total purchased to date – June 30,	28,617,733	$1,097.0	25,102,268	$913.5
Treasury stock repurchases – third quarter	*	*	917,083	38.5

Total purchased to date – September 30,	*	*	26,019,351	$952.0
Treasury stock repurchases – fourth quarter	*	*	375,583	21.5

Total purchased to date – December 31,	*	*	26,394,934	$973.5

*	Not yet applicable

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.

During the six months ended June 30, 2010, 0.7 million shares were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2009, 1.2 million shares were issued from treasury stock.

Comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Net income attributable to FMC Technologies, Inc.	$96.2	$106.0	$195.2	$177.0
Foreign currency translation adjustments	(33.5)	58.3	(58.2)	56.5
Net deferral of hedging (gains) losses, net of tax (1)	(0.3)	43.4	(4.0)	55.2
Amortization of pension and other postretirement benefit losses, net of tax	1.5	0.3	2.9	4.5
Changes in investments, net of tax	—	—	—	1.9

Comprehensive income	$63.9	$208.0	$135.9	$295.1

(1)	See additional disclosure related to hedging activity in Note 10.

Accumulated other comprehensive loss consisted of the following:

(In millions)	June 30, 2010	December 31, 2009
Cumulative foreign currency translation adjustments	$(103.0)	$(44.8)
Cumulative deferral of hedging losses, net of tax (1)	(17.0)	(13.0)
Cumulative deferral of pension and other postretirement benefit losses, net of tax	(165.1)	(168.0)

Accumulated other comprehensive loss	$(285.1)	$(225.8)

(1)	See additional disclosure related to hedging activity in Note 10.

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

Interest rate swap instruments – The purpose of these instruments is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate. At June 30, 2010, we held three instruments which in aggregate hedge the interest expense on $100.0 million of variable-rate debt.

Foreign exchange rate forward contracts – The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At June 30, 2010, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Argentinean Peso	98.5	25.1
Brazilian Real	(248.7)	(137.6)
Euro	23.7	29.0
British Pound	39.7	59.3
Malaysian Ringgit	(7.5)	(25.9)
Norwegian Krone	2,119.2	325.8
Singapore Dollar	69.1	49.4
U.S. Dollar	(369.7)	(369.7)

Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of these instruments is to match offsetting currency payments for particular projects, or to comply with government restrictions on the currency used to purchase goods in certain countries. At June 30, 2010, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian Real	(23.4)	(12.9)
Euro	17.4	21.4
British Pound	5.9	8.9
Norwegian Krone	(413.2)	(63.5)
U.S. Dollar	43.9	43.9

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

		Fair Value (in millions)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	June 30, 2010	December 31, 2009
Interest rate contracts	Long-term liabilities – Derivative financial instruments	$(2.6)	$(0.5)
Foreign exchange contracts	Current assets – Derivative financial instruments	28.6	77.0
	Long-term assets – Derivative financial instruments	20.3	14.2
	Current liabilities – Derivative financial instruments	(45.0)	(78.0)
	Long-term liabilities – Derivative financial instruments	(23.6)	(13.2)

Total derivatives designated as hedging instruments		$(22.3)	$(0.5)

		Fair Value (in millions)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2010	December 31, 2009
Foreign exchange contracts	Current assets – Derivative financial instruments	$31.3	$31.0
	Long-term assets – Derivative financial instruments	28.7	14.3
	Current liabilities – Derivative financial instruments	(34.6)	(33.5)
	Long-term liabilities – Derivative financial instruments	(30.0)	(15.9)

Total derivatives not designated as hedging instruments		$(4.6)	$(4.1)

We recognized in current earnings a $1.3 million and $2.8 million loss for the three month periods ended June 30, 2010 and 2009, respectively, and $1.9 million and $3.4 million loss for the six month periods ended June 30, 2010 and 2009, respectively, on cash flow hedges because it is probable that the original forecasted transaction will not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive losses of $17.0 million and $13.0 million at June 30, 2010, and December 31, 2009, respectively. We expect to transfer an approximate $12.4 million loss from accumulated OCI to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by 2013. The following tables present the impact of derivative instruments and their location within the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Interest rate contracts	$(1.1)	$1.8	$(2.1)	$0.5
Foreign exchange contracts	(13.8)	43.6	(21.7)	36.3

Total	$(14.9)	$45.4	$(23.8)	$36.8

Derivatives in Cash Flow Hedging Relationships Location of Gain or (Loss) Reclassified From Accumulated OCI into Income	Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Foreign exchange contracts:
Revenue	$(6.8)	$(13.8)	$(3.2)	$(31.2)
Cost of sales	(7.1)	(11.6)	(14.1)	(20.1)
Selling, general and administrative expense	—	(0.1)	0.1	(0.3)

Total	$(13.9)	$(25.5)	$(17.2)	$(51.6)

Derivatives in Cash Flow Hedging Relationships Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Foreign exchange contracts:
Revenue	$3.5	$4.1	$—	$4.9
Cost of sales	(0.5)	(4.3)	(0.8)	(4.8)

Total	$3.0	$(0.2)	$(0.8)	$0.1

Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain or (Loss) Recognized in Income on Derivatives (Not Designated as Hedging Instruments)	Gain or (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Foreign exchange contracts:
Revenue	$1.1	$(1.0)	$1.4	$(1.5)
Cost of sales	(0.3)	(0.6)	(0.4)	(0.6)
Other income (expense), net	(2.1)	7.3	(7.9)	1.3

Total	$(1.3)	$5.7	$(6.9)	$(0.8)

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009, are as follows:

	June 30, 2010
(In millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$11.8	$11.8	$—	$—
Fixed Income	8.1	8.1	—	—
Cash equivalents / other	6.8	4.4	2.4	—
Derivative financial instruments:
Foreign exchange contracts	108.9	—	108.9	—

Total assets	$135.6	$24.3	$111.3	$—

Liabilities
Derivative financial instruments:
Interest rate contracts	$2.6	$—	$2.6	$—
Foreign exchange contracts	133.2	—	133.2	—
Earn-out contingent consideration obligation	50.7	—	—	50.7

Total liabilities	$186.5	$—	$135.8	$50.7

	December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$12.8	$12.8	$—	$—
Fixed Income	7.9	7.9	—	—
Cash equivalents / other	4.5	4.5	—	—
Derivative financial instruments:
Foreign exchange contracts	136.5	—	136.5	—

Total assets	$161.7	$25.2	$136.5	$—

Liabilities
Derivative financial instruments:
Interest rate contracts	$0.5	$—	$0.5	$—
Foreign exchange contracts	140.6	—	140.6	—
Earn-out contingent consideration obligation	54.0	—	—	54.0

Total liabilities	$195.1	$—	$141.1	$54.0

Investments—The fair value measurement of these assets is based on quoted prices that we have the ability to access in public markets.

Derivative financial instruments—We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, we utilize our credit spread for this adjustment. Our credit spread and that of other counterparties not publicly available are approximated by using the spread of similar companies in the same industry, of similar size and with the same credit rating. The derivative asset values presented in the preceding tables were reduced by $0.2 million, and the derivative liability values reduced by $0.7 million to approximate fair value, including credit risk.

At the present time, we have no credit risk-related contingent features in our agreements with the financial institutions which would require us to post collateral for derivative positions in a liability position.

See Note 10 for additional disclosure related to derivative financial instruments.

Earn-out contingent consideration obligation—The fair value measurement of the earn-out contingent consideration obligation relates to the acquisition of Multi Phase Meters AS in October 2009 and is included in other long-term liabilities in the condensed consolidated balance sheets. We determined the fair value of the earn-out contingent consideration obligation using a discounted cash flow model. The key assumption used in applying the income approach is a discount rate which approximates our debt credit rating. The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the obligation are recorded as income or expense in our condensed consolidated statements of income.

Changes in the fair value of our Level 3 earn-out contingent consideration obligation during the six months ended June 30, 2010, are as follows:

(In millions)	Earn-out Contingent Consideration
Balance, January 1, 2010	$54.0
Total (gains) or losses (realized/unrealized) included in earnings	2.8
Foreign currency translation adjustment	(6.1)

Balance, June 30, 2010	$50.7

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

Note 12: Commitments and Contingent Liabilities

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. The majority of these financial instruments represent guarantees of our future performance. Additionally, we are the named guarantor on certain letters of credit and performance bonds issued by our former subsidiary, John Bean Technologies Corporation (“JBT”); however, we are fully indemnified by JBT pursuant to the terms and conditions of the Separation and Distribution Agreement, dated July 31, 2008, between FMC and JBT. Management does not expect any of these financial instruments to result in losses that, if incurred, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Note 13: Business Segment Information

Segment revenue, segment operating profit and corporate items were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009	2010	2009
Segment Revenue
Energy Production Systems	$822.9	$933.9	$1,710.5	$1,806.2
Energy Processing Systems	192.4	174.1	359.9	355.1
Other revenue (1) and intercompany eliminations	(2.8)	(4.2)	(7.6)	(4.5)

Total revenue	$1,012.5	$1,103.8	$2,062.8	$2,156.8

Income before income taxes:
Segment operating profit:
Energy Production Systems	$129.6	$140.1	$287.2	$244.5
Energy Processing Systems	33.4	28.5	56.8	57.0

Total segment operating profit	163.0	168.6	344.0	301.5
Corporate items:
Corporate expense (2)	(10.1)	(9.1)	(19.1)	(15.9)
Other revenue (1) and other expense, net (3)	(9.9)	(5.8)	(30.7)	(30.8)
Net interest expense	(2.4)	(2.3)	(4.7)	(4.4)

Total corporate items	(22.4)	(17.2)	(54.5)	(51.1)

Income from continuing operations before income taxes attributable to FMC Technologies, Inc.	$140.6	$151.4	$289.5	$250.4

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.
(2)	Corporate expense primarily includes corporate staff expenses.
(3)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and assets were as follows:

(In millions)	June 30, 2010	December 31, 2009
Segment operating capital employed (1):
Energy Production Systems	$1,279.8	$1,022.0
Energy Processing Systems	357.0	347.6

Total segment operating capital employed	1,636.8	1,369.6
Segment liabilities included in total segment operating capital employed (2)	1,170.1	1,508.9
Corporate (3)	532.9	631.0

Total assets	$3,339.8	$3,509.5

Segment assets:
Energy Production Systems	$2,316.1	$2,397.7
Energy Processing Systems	495.6	486.2
Intercompany eliminations	(4.8)	(5.4)

Total segment assets	2,806.9	2,878.5
Corporate (3)	532.9	631.0

Total assets	$3,339.8	$3,509.5

(1)	Management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes, LIFO inventory reserves and the fair value of derivatives.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months Ended June 30,		Change
(In millions, except %)	2010	2009	$	%
Revenue	$1,012.5	$1,103.8	(91.3)	(8.3)
Costs and expenses:
Cost of sales	746.6	856.2	(109.6)	(12.8)
Selling, general and administrative expense	100.4	91.8	8.6	9.4
Research and development expense	19.0	10.7	8.3	77.6

Total costs and expenses	866.0	958.7	(92.7)	(9.7)
Other income (expense), net	(2.9)	9.4	(12.3)	*
Net interest expense	(2.4)	(2.3)	(0.1)	(4.3)

Income before income taxes	141.2	152.2	(11.0)	(7.2)
Provision for income taxes	44.4	45.5	(1.1)	(2.4)

Income from continuing operations	96.8	106.7	(9.9)	(9.3)
Income from discontinued operations, net of income taxes	—	0.1	(0.1)	*

Net income	96.8	106.8	(10.0)	(9.4)
Less: net income attributable to noncontrolling interests	(0.6)	(0.8)	0.2	*

Net income attributable to FMC Technologies, Inc	$96.2	$106.0	(9.8)	(9.2)

*	Not meaningful

Total revenue for the three months ended June 30, 2010, decreased $91.3 million compared to the same period in 2009. We entered the year with a lower backlog driven by the weak global economic climate of 2009, which consequently resulted in decreased revenues for Energy Production Systems during the second quarter of 2010, compared to the prior-year period. Additionally, within Energy Processing Systems, the material handling systems and loading systems businesses experienced decreased sales, which was more than offset by increased revenues in our fluid control and measurement solutions businesses. Foreign currency translation favorably impacted total revenue for the quarter ended June 30, 2010 by $19.4 million, compared to the prior-year quarter.

Gross profit (revenue less cost of sales) totaled $265.9 million, or 26.3% of revenues, for the quarter ended June 30, 2010, and as a percentage of sales was 3.8 percentage points above the gross profit margins generated in the quarter ended June 30, 2009. The margin improvement was predominantly driven by the acceleration of progress on higher margin subsea projects and lower costs within Energy Production Systems. Foreign currency translation favorably impacted gross profit for the quarter ended June 30, 2010 by $4.3 million, compared to the prior-year quarter.

Selling, general and administrative (“SG&A”) expense for the second quarter of 2010 increased by $8.6 million compared to the prior-year quarter. The increase was driven by increased bid activity and staffing expenses in our operations, partially offset by a $5.4 million reduction in our obligation for our non-qualified deferred compensation plan during the quarter ended June 30, 2010, compared to the second quarter of 2009.

Research and development expense increased during the second quarter of 2010, compared to the prior year quarter, as we advance new technologies pertaining to subsea processing capabilities. Additionally, the current year expense reflects research and development activity related to acquisitions completed in the fourth quarter of 2009.

Other income (expense), net, reflected $2.0 million in losses for the three months ended June 30, 2010, on foreign currency derivative instruments, for which hedge accounting is not applied, compared to $7.6 million in gains during the three months ended June 30, 2009. Additionally, we recognized $1.0 million in expense for the three months ended June 30, 2010, associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan, compared to $2.0 million in gains during the second quarter of 2009.

Our income tax provisions for the second quarter of 2010 and 2009 reflect effective tax rates of 31.5% and 30.0%, respectively. The increase in the effective rate in 2010 was primarily due to a provision of U.S. tax on the earnings of certain foreign subsidiaries not treated as being indefinitely reinvested outside the U.S. and an increase in unrecognized tax benefits. The increase was partially offset by a decrease in the U.S. tax cost of repatriating foreign earnings as well as a favorable change in the forecasted country mix of earnings. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates, unrecognized tax benefits and the impact of foreign earnings repatriation.

Business Outlook

Management remains optimistic about business levels for the last half of 2010. The current oil market is reflective of slowly stabilizing global economies and firming expectations of increased energy demand for 2010 and beyond. As a result of the rising expectations for energy demand, oil prices have increased from the depressed levels witnessed in early 2009, and have been relatively stable for much of the year. As a consequence, demand for exploration and production activity is also improving, leading to stronger business activity in certain businesses for 2010 and expectations of ongoing strength for 2011.

We are uncertain about the outcome of the drilling moratorium in the Gulf of Mexico. Our subsea revenues associated with the Gulf of Mexico were approximately 12.0% of total revenues in 2009. The drilling moratorium could result in delayed project orders resulting in lower subsea revenues of approximately $100.0 million to $150.0 million in the second half of 2010 and could continue to have an impact into 2011. Management continues to monitor the impact of the moratorium on business operations.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	Three Months Ended June 30,		Favorable/ (Unfavorable)
(In millions, except %)	2010	2009	$	%
Segment Revenue
Energy Production Systems	$822.9	$933.9	(111.0)	(11.9)
Energy Processing Systems	192.4	174.1	18.3	10.5
Other revenue and intercompany eliminations	(2.8)	(4.2)	1.4	*

Total revenue	$1,012.5	$1,103.8	(91.3)	(8.3)

Segment Operating Profit
Energy Production Systems	$129.6	$140.1	(10.5)	(7.5)
Energy Processing Systems	33.4	28.5	4.9	17.2

Total segment operating profit	163.0	168.6	(5.6)	(3.3)

Corporate Items
Corporate expense	(10.1)	(9.1)	(1.0)	(11.0)
Other revenue and other (expense), net	(9.9)	(5.8)	(4.1)	*
Net interest expense	(2.4)	(2.3)	(0.1)	(4.3)

Total corporate items	(22.4)	(17.2)	(5.2)	(30.2)

Income from continuing operations before income taxes	140.6	151.4	(10.8)	(7.1)
Provision for income taxes	44.4	45.5	1.1	2.4

Income from continuing operations	96.2	105.9	(9.7)	(9.2)
Income from discontinued operations, net of income taxes	—	0.1	(0.1)	*

Net income attributable to FMC Technologies, Inc.	$96.2	$106.0	(9.8)	(9.2)

*	Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue for the three months ended June 30, 2010, decreased $111.0 million compared to the same period in 2009. Revenue for the quarter ended June 30, 2010 included a $20.7 million favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, revenues declined by $131.7 million during the second quarter of 2010, compared to the prior-year quarter. Segment revenue is impacted by the execution of backlog and trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. The decline in oil and gas exploration activity during 2009, and consequently, the reduction in our subsea backlog during the prior year, resulted in the decline in revenues during the current quarter.

Energy Production Systems’ operating profit in the second quarter of 2010 decreased by $10.5 million over the prior year; however, as a percentage of revenue, operating margins were 70 basis points above the comparable prior-year period. The margin improvement was driven primarily by the acceleration of progress on higher margin subsea projects and lower costs. Foreign currency translation favorably impacted operating profit for the quarter ended June 30, 2010 by $3.7 million, compared to the prior-year quarter.

Energy Processing Systems

Energy Processing Systems’ revenue increased by $18.3 million during the second quarter of 2010, as compared to the same period in 2009. The increase was driven primarily by greater demand for fluid control products which benefited from the recovery in North American oilfield activity. The increase was partially offset by a weakened demand for coal-fired power generation which negatively impacted material handling systems revenues, and to a lesser extent, lower loading systems revenues resulting from the postponement of liquefied natural gas infrastructure projects in 2009 and early 2010.

Energy Processing Systems’ operating profit in the second quarter of 2010 increased by $4.9 million compared to the same period in 2009. The increase is due primarily to higher sales volume and margin improvement in our fluid control business, partially offset by lower operating profit in all of the other businesses within the segment. We also had higher selling and staffing costs in our fluid control business driven by increased activity.

Corporate Items

Our corporate items reduced earnings by $22.4 million for the three months ended June 30, 2010, compared to $17.2 million for the same period in 2009. The increase in expense primarily reflects net mark-to-market losses related to foreign currency exposures of $2.0 million in the second quarter of 2010, compared to gains in the prior-year period of $7.6 million, combined with increased corporate staff expense of $1.0 million. The increase was partially offset by lower pension expense of $1.5 million during the second quarter of 2010 resulting from a higher expected rate of return on assets. Additionally, we experienced lower medical expenses associated with our self insured medical plans during the quarter ended June 30, 2010 as compared to the prior-year period. We also recognized $1.6 million in net gains for the three months ended June 30, 2010, associated with the obligation and the investments held in an employee benefit trust for our non-qualified deferred compensation plan, compared to $0.8 million in net losses during the second quarter of 2009.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2010	2009(1)	2010	2009(1)
Energy Production Systems	$1,068.5	$538.5	$2,117.3	$1,100.4
Energy Processing Systems	225.7	141.4	406.0	292.4
Intercompany eliminations	(1.9)	(1.9)	(4.4)	(3.8)

Total inbound orders	$1,292.3	$678.0	$2,518.9	$1,389.0

(1)	Inbound orders for 2009 have been revised to exclude the effects of foreign currency translation on backlog. Prior to 2010, our practice was to include backlog translation effects as a component of inbound orders.

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation negatively affected backlog by $107.5 million and $151.9 million for the three and six months ended June 30, 2010, respectively, and positively affected backlog by $136.4 million and $185.5 million for the three and six months ended June 30, 2009, respectively.

	Order Backlog
(In millions)	June 30, 2010	December 31, 2009	June 30, 2009
Energy Production Systems	$2,595.5	$2,332.6	$2,822.1
Energy Processing Systems	255.6	221.1	252.0
Intercompany eliminations	(5.1)	(8.3)	(4.6)

Total order backlog	$2,846.0	$2,545.4	$3,069.5

Energy Productions Systems’ order backlog at June 30, 2010, increased by $262.9 million compared to year-end 2009, reflecting higher subsea project orders. We continue to expect significant improvement in inbound orders and growth in backlog throughout 2010. Backlog of $2.6 billion at June 30, 2010, includes various projects for BP; Petrobras’ Cascade, GLL-10, Marlim and Manifold Frame Agreement; Shell’s Gumusut and Perdido Stage II; Statoil’s Gullfaks, Marulk, Pan Pandora and Snorre; and Total’s Pazflor and Laggan-Tormore subsea projects.

Energy Processing Systems’ order backlog at June 30, 2010, increased by $34.5 million compared to year-end 2009, and by $3.6 million compared to June 30, 2009. The increase from year-end is driven primarily by higher demand for fluid control products attributable to the recovery of North American oilfield activity. This increase was partially offset by the weaker demand for loading systems products resulting from the postponement of liquefied natural gas infrastructure projects in 2009 and early 2010.

CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Six Months Ended June 30,		Change
(In millions, except %)	2010	2009	$	%
Revenue	$2,062.8	$2,156.8	(94.0)	(4.4)
Costs and expenses:
Cost of sales	1,522.6	1,700.4	(177.8)	(10.5)
Selling, general and administrative expense	203.6	182.6	21.0	11.5
Research and development expense	33.2	21.3	11.9	55.9

Total costs and expenses	1,759.4	1,904.3	(144.9)	(7.6)
Other income (expense), net	(8.2)	3.3	(11.5)	*
Net interest expense	(4.7)	(4.4)	(0.3)	(6.8)

Income before income taxes	290.5	251.4	39.1	15.6
Provision for income taxes	94.3	73.2	21.1	28.8

Income from continuing operations	196.2	178.2	18.0	10.1
Loss from discontinued operations, net of income taxes	—	(0.2)	0.2	*

Net income	196.2	178.0	18.2	10.2
Less: net income attributable to noncontrolling interests	(1.0)	(1.0)	—	—

Net income attributable to FMC Technologies, Inc	$195.2	$177.0	18.2	10.3

*	Not meaningful

Total revenue for the six months ended June 30, 2010, decreased $94.0 million, compared to the same period in 2009. Total revenue for the six months ended June 30, 2010 included a $106.3 million favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue declined by $200.3 million year-over-year. We entered the year with a lower backlog driven by the weak global economic climate of 2009, which consequently resulted in decreased revenues for Energy Production Systems during the first half of 2010, compared to the prior-year period. Additionally, within Energy Processing Systems, the material handling systems and loading systems businesses experienced decreased sales, which was more than offset by increased revenues within our fluid control and measurement solutions businesses.

Gross profit (revenue less cost of sales) totaled $540.2 million, or 26.2% of revenues, for the six months ended June 30, 2010, and as a percentage of sales was 5.0 percentage points above the gross profit margins generated in the six months ended June 30, 2009. The margin improvement was driven primarily by the acceleration of progress on higher margin subsea projects and lower costs within Energy Production Systems. Foreign currency translation favorably impacted gross profit for the six months ended June 30, 2010 by $18.5 million, compared to the prior-year period.

SG&A expense for the first half of 2010 increased by $21.0 million compared to the prior-year period. The increase was driven by increased bid activity and staffing expenses in our operations, partially offset by a $4.2 million reduction in our obligation for our non-qualified deferred compensation plan during the first half of 2010, compared to the first half of 2009. Additionally, pension expense decreased $4.1 million during the six months ended June 30, 2010, compared to the prior-year period, due to the increase in the expected return on plan assets.

Research and development expense increased year-over-year, as we advance new technologies pertaining to subsea processing capabilities. Additionally, the current year expense reflects research and development activity related to acquisitions completed in the fourth quarter of 2009.

Other expense, net, reflected $8.0 million in losses for the six months ended June 30, 2010, on foreign currency derivative instruments, for which hedge accounting is not applied, compared to $1.5 million in gains during the six months ended June 30, 2009. Additionally, we recognized $0.3 million in expense for the six months ended June 30, 2010, associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan, compared to $1.1 million in gains during the first half of 2009.

Our income tax provisions during the first six months of 2010 and 2009 reflect effective tax rates of 32.6% and 29.2%, respectively. The increase in the effective rate in 2010 was primarily due to a provision of U.S. tax on the earnings of certain foreign subsidiaries not treated as being indefinitely reinvested outside the U.S., an increase in unrecognized tax benefits and an unfavorable change in the forecasted country mix of earnings, partially offset by a decrease in the U.S. tax cost of repatriating foreign earnings. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates, unrecognized tax benefits and the impact of foreign earnings repatriation.

OPERATING RESULTS OF BUSINESS SEGMENTS

SIX MONTHS ENDED JUNE 30, 2010 AND 2009

	Six Months Ended June 30,		Favorable/ (Unfavorable)
(In millions, except %)	2010	2009	$	%
Segment Revenue
Energy Production Systems	$1,710.5	$1,806.2	(95.7)	(5.3)
Energy Processing Systems	359.9	355.1	4.8	1.4
Other revenue and intercompany eliminations	(7.6)	(4.5)	(3.1)	(68.9)

Total revenue	$2,062.8	$2,156.8	(94.0)	(4.4)

Segment Operating Profit
Energy Production Systems	$287.2	$244.5	42.7	17.5
Energy Processing Systems	56.8	57.0	(0.2)	(0.4)

Total segment operating profit	344.0	301.5	42.5	14.1

Corporate Items
Corporate expense	(19.1)	(15.9)	(3.2)	(20.1)
Other revenue and other expense, net	(30.7)	(30.8)	0.1	0.3
Net interest expense	(4.7)	(4.4)	(0.3)	(6.8)

Total corporate items	(54.5)	(51.1)	(3.4)	(6.7)

Income from continuing operations before income taxes	289.5	250.4	39.1	15.6
Provision for income taxes	94.3	73.2	(21.1)	(28.8)

Income from continuing operations	195.2	177.2	18.0	10.2
Loss from discontinued operations, net of income taxes	—	(0.2)	0.2	*

Net income attributable to FMC Technologies, Inc.	$195.2	$177.0	18.2	10.3

*	Not meaningful

Energy Production Systems

Energy Production Systems’ revenue for the six months ended June 30, 2010 decreased $95.7 million compared to the same period in 2009. Revenue for the first half of 2010 included a $104.5 million favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, revenues declined by $200.2 million year-over-year. Segment revenue is impacted by the execution of backlog and trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. The decline in oil and gas exploration activity during 2009, and consequently, the reduction in our subsea backlog during the prior year resulted in the decline in revenues during the current-year period.

Energy Production Systems’ operating profit in the first half of 2010 increased by $42.7 million over the prior year, and as a percentage of revenue were 3.3 percentage points above the comparable prior-year period. The margin improvement was driven primarily by the acceleration of progress on higher margin subsea projects and lower costs. Foreign currency translation favorably impacted operating profit for the six months ended June 30, 2010 by $12.0 million, compared to the prior-year period.

Energy Processing Systems

Energy Processing Systems’ revenue was $4.8 million higher for the first six months of 2010, compared to the same period in 2009. The increase was driven primarily by higher demand for fluid control products which benefited from the recovery in North American oilfield activity, and to a lesser extent, increased sales volume in our measurement solutions business. The increase was partially offset by a weakened demand for coal-fired power generation which negatively impacted revenues for our material handling systems business and postponement of liquefied natural gas infrastructure projects in 2009 and early 2010 which resulted in lower revenues for our loading systems business.

Energy Processing Systems’ operating profit was consistent year-over-year; however, as a percentage of revenue, operating profit margins were 30 basis points below the comparable prior-year period. We had higher sales volume and margin improvement in our fluid control business which was more than offset by margin deterioration in all of the other businesses within the segment.

Corporate Items

Our corporate items reduced earnings by $54.5 million for the six months ended June 30, 2010, compared to $51.1 million for the same period in 2009. The increase in expense primarily reflects net mark-to-market losses related to foreign currency exposures of $8.0 million during the first half of 2010, compared to gains in the prior-year period of $1.5 million, combined with increased corporate staff expense driven by higher professional fees and departmental costs. The increase was partially offset by lower pension expense of $3.9 million resulting from a higher expected rate of return on assets. Additionally, we experienced lower medical expenses associated with our self insured medical plans in 2010 as compared to the prior year. We also recognized $0.7 million in net gains for the six months ended June 30, 2010, associated with the obligation and the investments held in an employee benefit trust for our non-qualified deferred compensation plan, compared to $2.1 million in net losses during the first half of 2009.

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations, and when needed, through various credit facilities.

We were in a net debt position at June 30, 2010. Net debt is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net (debt) cash is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net (debt) cash.

(In millions)	June 30, 2010	December 31, 2009
Cash and cash equivalents	$403.8	$460.7
Short-term debt and current portion of long-term debt	(14.7)	(28.5)
Long-term debt, less current portion	(585.5)	(391.6)

Net (debt) cash	$(196.4)	$40.6

The change in our net (debt) cash position was primarily due to the repurchase of our common stock and capital expenditures for the six months ended June 30, 2010, combined with cash required to fund operating activities.

Cash Flows

During the six months ended June 30, 2010, we required $64.1 million in cash flows from operating activities of continuing operations compared to $203.7 million generated during the comparable prior-year period. The year-over-year change was due primarily to changes in our working capital driven by a more mature portfolio of projects, partially offset by increased net income. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts.

During the six months ended June 30, 2010, cash flows required by investing activities totaled $36.8 million, primarily consisting of amounts required to fund capital expenditures. Capital expenditures during the six months ended June 30, 2010, decreased by $16.2 million from the prior-year period, due largely to the completion of construction on intervention assets during the first half of 2009 for Energy Production Systems. Additionally, we had $1.9 million and $18.2 million in proceeds from the disposal of assets and the sale of other investments during the first six months of 2010 and 2009, respectively.

Cash provided by financing activities was $46.4 million for the six months ended June 30, 2010, compared to cash required by financing activities of $265.3 million for the comparable prior-year period. Cash flows from operations for the six months ended June 30, 2010, were not sufficient to fund working capital requirements, capital expenditures and the repurchase of common stock, resulting in incremental borrowings of $181.8 million. Our incremental cash requirements were primarily funded with proceeds from commercial paper.

Debt and Liquidity

The following is a summary of our credit facilities at June 30, 2010:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding		Letters of Credit	Unused Capacity	Maturity
			(a	)
Five-year committed revolving credit facility	$600.0	$100.0	$447.7		$16.7	$35.6	December 2012
Three-year committed revolving credit agreement	350.0	—	—		—	350.0	January 2013

	$950.0	$100.0	$447.7		$16.7	$385.6

(a)	Under our commercial paper program, we have the ability to access up to $500.0 million of financing through our commercial paper dealers. Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.

Committed credit available under our five-year revolving credit facility maturing in December 2012 provides the ability to issue our commercial paper obligations on a long-term basis. We had $447.7 million of commercial paper issued under this facility at June 30, 2010. Since we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at June 30, 2010 and December 31, 2009.

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

We project spending approximately $80.0 million during the last half of 2010 for capital expenditures, largely for enhancements to our manufacturing and service capabilities. We anticipate contributing approximately $18.3 million to our pension plans during the last six months of 2010. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

We have $385.6 million in capacity available under our bank lines that we expect to utilize if working capital temporarily increases in response to market demand and when opportunities for business acquisitions meet our standards. Our intent is to maintain a level of financing sufficient to meet this objective. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of our critical accounting estimates. During the six months ended June 30, 2010, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the six months ended June 30, 2010.

ITEM 1A. RISK FACTORS

As of the date of this filing, except as noted below, there have been no material changes in our Risk Factors as set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2009. The following risk factors have been updated or are in addition to, and should be read in conjunction with, the risk factors disclosed in our 2009 Annual Report on Form 10-K.

INDUSTRY-RELATED RISKS

An extended drilling moratorium for new drilling in the Gulf of Mexico, or any additional regulations that cause delays or deter new drilling, could adversely affect our financial position, results of operations and cash flows.

On April 20, 2010, the Transocean Deepwater Horizon drilling rig experienced a fire and subsequently sank 130 miles south of New Orleans, Louisiana. The resulting release of crude oil into the Gulf of Mexico has been declared a Spill of National Significance by the U.S. Department of Homeland Security. In response, members of the U.S. Congress have called for investigative hearings and a moratorium on President Obama’s plans to permit the expansion of offshore drilling activities. This event and its aftermath could result in increased regulation of the drilling industry as a whole which could, in turn, result in restrictions on new or ongoing offshore drilling programs or otherwise delay drilling activity in the Gulf of Mexico and hurt demand for our services. Additionally, this oil leak may lead to further tightening of an increasingly difficult market for insurance coverage. Insurers may not continue to offer the type and level of coverage currently maintained by us and our customers, and costs may increase substantially as a result of increased premiums, potentially to the point where coverage is not available on economically manageable terms. Furthermore, customers may seek to shift more responsibility to FMC, as a supplier, for pollution-related and other significant claims and liabilities. The industry practice has been for the operator to bear most of the responsibility for such claims through contractual indemnification provisions and limitations on liabilities. Any one or more of these factors may increase the costs of offshore drilling programs or result in significant delays, which could materially impact our financial condition, cash flows and results of operations.

COMPANY-RELATED RISKS

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

Compliance with U.S. regulations on trade sanctions and embargoes poses a risk to us since our business is conducted on a worldwide basis through various subsidiaries. The U.S. government restricts sales of goods and services and certain other transactions with various countries for policy and national security reasons. While these restrictions apply to U.S. entities, they do not apply to non-U.S. subsidiaries of U.S. companies so long as those entities involved comply with restrictions on U.S. content and U.S. personnel approval and facilitation. A few of our non-U.S. subsidiaries have engaged in transactions with countries subject to the U.S. restrictions; however, the aggregate amount of such sales has not exceeded 1% of our consolidated annual revenue, and is considered immaterial. Even though our non-U.S. subsidiaries may, under applicable laws and regulations, engage in transactions with various countries, as many other companies have concluded, in 2009, we adopted a policy directing our non-U.S. subsidiaries to effectuate an orderly withdrawal from doing business with the various countries. This policy prohibited entering into new commitments involving these countries, but did not require the non-U.S. subsidiaries to cease performance of existing commitments provided such commitments could be performed in compliance with all applicable laws and regulations. During the second quarter of 2010, we received inquiries from the SEC and the Office of Foreign Assets Control (“OFAC”) related to transactions with certain restricted countries with a specific focus on Sudan and Iran. We have provided information to both agencies in response to these requests. The SEC has notified us that it has closed its inquiry and we are continuing to cooperate with OFAC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended June 30, 2010.

The following table summarizes repurchases of our common stock during the three months ended June 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b) (c)
April 1, 2010 – April 30, 2010	45,869	$64.37	43,469	4,498,063
May 1, 2010 – May 31, 2010	290,120	$60.16	280,300	4,217,763
June 1, 2010 – June 30, 2010	1,029,226	$52.00	1,025,486	3,192,277

Total	1,365,215	$54.15	1,349,255	3,192,277

(a)	Represents 1,349,255 shares of common stock repurchased and held in treasury and 15,960 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 14,570 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended June 30, 2010.
(b)	In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock split on August 31, 2007, the authorization was increased to 30 million shares. In July 2008, the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock in addition to the 30 million shares described above.
(c)	As of June 30, 2010, there were no remaining shares available for purchase under the July 2008 Board of Directors authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.

(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)

Date: July 29, 2010

EXHIBIT INDEX

Number in Exhibit Table	Description

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q