Form 10-Q
period 2010-09-30
FMC TECHNOLOGIES INC
filed 2010-11-03
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common Stock, par value $0.01 per share	119,710,612

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Product revenue	$820.5	$959.4	$2,593.9	$2,896.1
Service and other revenue	139.5	129.0	428.9	349.1

Total revenue	960.0	1,088.4	3,022.8	3,245.2
Costs and expenses:
Cost of product revenue	625.5	727.0	1,941.1	2,285.4
Cost of service and other revenue	97.5	108.7	304.5	250.7
Selling, general and administrative expense	109.3	98.4	312.9	281.0
Research and development expense	15.9	13.1	49.1	34.4

Total costs and expenses	848.2	947.2	2,607.6	2,851.5
Other income (expense), net	3.6	(5.7)	(4.6)	(2.4)

Income before net interest expense and income taxes	115.4	135.5	410.6	391.3
Net interest expense	(1.8)	(2.1)	(6.5)	(6.5)

Income from continuing operations before income taxes	113.6	133.4	404.1	384.8
Provision for income taxes	32.5	41.6	126.8	114.8

Income from continuing operations	81.1	91.8	277.3	270.0
Income from discontinued operations, net of income taxes	0.3	0.4	0.3	0.2

Net income	81.4	92.2	277.6	270.2
Less: net income attributable to noncontrolling interests	(0.4)	(0.6)	(1.4)	(1.6)

Net income attributable to FMC Technologies, Inc.	$81.0	$91.6	$276.2	$268.6

Basic earnings per share attributable to FMC Technologies, Inc. (Note 2):
Income from continuing operations	$0.67	$0.74	$2.27	$2.15
Income from discontinued operations	—	—	—	—

Basic earnings per share	$0.67	$0.74	$2.27	$2.15

Diluted earnings per share attributable to FMC Technologies, Inc. (Note 2):
Income from continuing operations	$0.66	$0.73	$2.24	$2.13
Income from discontinued operations	0.01	—	0.01	—

Diluted earnings per share	$0.67	$0.73	$2.25	$2.13

Weighted average shares outstanding (Note 2):
Basic	120.8	123.3	121.8	124.7

Diluted	121.8	124.7	123.0	126.1

Net income attributable to FMC Technologies, Inc.:
Income from continuing operations	$80.7	$91.2	$275.9	$268.4
Income from discontinued operations, net of income taxes	0.3	0.4	0.3	0.2

Net income attributable to FMC Technologies, Inc.	$81.0	$91.6	$276.2	$268.6

The accompanying notes are an integral part of the consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$512.1	$460.7
Trade receivables, net of allowances of $8.1 in 2010 and $8.0 in 2009	1,003.3	879.2
Inventories, net (Note 3)	546.4	591.8
Derivative financial instruments (Note 10)	74.7	108.0
Prepaid expenses	23.4	20.5
Other current assets	150.8	165.4
Income tax benefit	26.3	—

Total current assets	2,337.0	2,225.6
Investments	141.7	141.8
Property, plant and equipment, net of accumulated depreciation of $475.3 in 2010 and $425.2 in 2009	580.9	581.9
Goodwill	273.1	272.7
Intangible assets, net of accumulated amortization of $39.8 in 2010 and $29.0 in 2009	143.9	154.6
Deferred income taxes	47.8	69.8
Derivative financial instruments (Note 10)	60.4	28.5
Other assets	37.6	34.6

Total assets	$3,622.4	$3,509.5

Liabilities and equity
Current liabilities:
Short-term debt and current portion of long-term debt	$11.6	$28.5
Accounts payable, trade	300.7	343.9
Advance payments and progress billings	537.0	670.4
Derivative financial instruments (Note 10)	62.6	111.5
Income taxes payable	—	49.7
Deferred income taxes	113.3	59.3
Other current liabilities	387.3	415.2

Total current liabilities	1,412.5	1,678.5
Long-term debt, less current portion (Note 4)	567.0	391.6
Accrued pension and other postretirement benefits, less current portion	151.5	140.0
Derivative financial instruments (Note 10)	55.6	29.6
Other liabilities	176.9	158.0
Commitments and contingent liabilities (Note 12)
Stockholders’ equity (Note 9):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2010 or 2009	—	—
Common stock, $0.01 par value, 300.0 shares authorized; 143.2 shares issued in 2010 and 2009; 119.7 and 121.8 shares outstanding in 2010 and 2009, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.1 shares outstanding in 2010 and 2009	(6.5)	(5.7)
Common stock held in treasury, at cost; 23.3 and 21.2 shares in 2010 and 2009, respectively	(949.9)	(816.1)
Capital in excess of par value of common stock	692.5	710.1
Retained earnings	1,715.6	1,438.9
Accumulated other comprehensive loss	(203.7)	(225.8)

Total FMC Technologies, Inc. stockholders’ equity	1,249.4	1,102.8
Noncontrolling interests	9.5	9.0

Total equity	1,258.9	1,111.8

Total liabilities and equity	$3,622.4	$3,509.5

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2010	2009
Cash provided (required) by operating activities of continuing operations:
Net income attributable to FMC Technologies, Inc.	$276.2	$268.6
Income from discontinued operations, net of income taxes	(0.3)	(0.2)

Income from continuing operations	275.9	268.4
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	61.7	54.6
Amortization	15.4	10.1
Employee benefit plan costs	49.2	61.5
Deferred income tax provision	65.0	22.9
Unrealized loss on derivative instruments	12.8	14.7
Other	12.7	9.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(123.8)	143.4
Inventories, net	34.9	(22.5)
Accounts payable, trade	(40.1)	(132.1)
Advance payments and progress billings	(128.7)	(83.7)
Other	(102.4)	68.1

Cash provided by operating activities of continuing operations	132.6	415.3
Cash required by discontinued operations – operating	—	(1.2)

Cash provided by operating activities	132.6	414.1

Cash provided (required) by investing activities:
Capital expenditures	(65.0)	(76.0)
Proceeds from disposal of assets	2.1	18.8

Cash required by investing activities	(62.9)	(57.2)

Cash provided (required) by financing activities:
Net decrease in short-term debt and current portion of long-term debt	(20.5)	(11.3)
Net increase in commercial paper	148.9	40.0
Net increase (decrease) in long-term debt	29.7	(205.5)
Purchase of treasury stock	(164.4)	(134.2)
Proceeds from exercise of stock options	1.9	1.4
Other	(13.4)	(7.2)

Cash required by financing activities	(17.8)	(316.8)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	17.2

Increase in cash and cash equivalents	51.4	57.3
Cash and cash equivalents, beginning of period	460.7	340.1

Cash and cash equivalents, end of period	$512.1	$397.4

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

Our accounting policies are in accordance with United States GAAP. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from our estimates.

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

In June 2009, the Financial Accounting Standards Board issued a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities. This standard clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This standard requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s consolidated financial statements. We adopted the standard on January 1, 2010, and it had no impact on our condensed consolidated financial statements.

Note 2: Earnings Per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock options and restricted stock awards under the treasury stock method.

The following schedule is a reconciliation of the basic and diluted EPS computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2010	2009	2010	2009
Basic earnings per share attributable to FMC Technologies, Inc.:
Income from continuing operations	$80.7	$91.2	$275.9	$268.4

Weighted average number of shares outstanding	120.8	123.3	121.8	124.7

Basic earnings per share from continuing operations	$0.67	$0.74	$2.27	$2.15

Diluted earnings per share attributable to FMC Technologies, Inc.:
Income from continuing operations	$80.7	$91.2	$275.9	$268.4

Weighted average number of shares outstanding	120.8	123.3	121.8	124.7
Effect of dilutive securities:
Options on common stock	0.1	0.3	0.2	0.4
Restricted stock	0.9	1.1	1.0	1.0

Total shares and dilutive securities	121.8	124.7	123.0	126.1

Diluted earnings per share from continuing operations	$0.66	$0.73	$2.24	$2.13

Note 3: Inventories

Inventories consisted of the following:

(In millions)	September 30, 2010	December 31, 2009
Raw materials	$106.0	$105.9
Work in process	102.3	111.3
Finished goods	494.5	511.6

Gross inventories before LIFO reserves and valuation adjustments	702.8	728.8
LIFO reserves and valuation adjustments	(156.4)	(137.0)

Net inventories	$546.4	$591.8

Note 4: Debt

Long-term debt consisted of the following:

(In millions)	September 30, 2010	December 31, 2009
Revolving credit facilities	$100.0	$100.0
Commercial paper (1)	427.5	278.7
Property financing	7.8	8.1
Term loan (2)	32.1	—
Other	5.1	5.2

Total long-term debt	572.5	392.0
Less: current portion	(5.5)	(0.4)

Long-term debt, less current portion	$567.0	$391.6

(1)	Committed credit available under our five-year revolving credit facility maturing in 2012 provides the ability to refinance our commercial paper obligations on a long-term basis. Since we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets at September 30, 2010 and December 31, 2009. Our commercial paper borrowings as of September 30, 2010 had an average interest rate of 0.40%.
(2)	On May 31, 2010, we entered into a R$54.7 million term loan agreement maturing on June 15, 2013, with Itaú BBA., as Administrative Agent. Under the loan agreement, interest accrues at a rate of 4.50%. Principal and interest are due at maturity.

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

Note 5: Income Taxes

As of September 30, 2010, we had gross unrecognized tax benefits of $60.4 million. During the quarter we recorded a net increase in our reserve for gross unrecognized tax benefits of $7.2 million. We increased the reserve primarily for certain U.S. tax positions related to the current year and for certain foreign tax positions related to prior years that are currently under examination, offset by a decrease in the reserve for certain U.S. tax positions related to tax years with respect to which the statute of limitation has lapsed.

In April 2009, we filed a protest with the IRS Appeals Office with respect to proposed adjustments to our federal income tax returns for our 2004 and 2005 tax years related to our treatment of intercompany transfer pricing. As of September 30, 2010, we were in continuing discussions on this matter with the IRS Appeals Office. Subsequent to the September 30, 2010 balance sheet date, on November 2, 2010, we resolved this matter with the IRS Appeals Office. As a result of the resolution, we expect to record a benefit in the fourth quarter of 2010, of approximately $26.0 million, or $0.21 per share on a diluted basis, representing the resolution of the 2004 and 2005 matter, as well as the associated impact of remeasuring reserves related to intercompany transfer pricing for all other open tax years.

It is reasonably possible that within twelve months, unrecognized tax benefits related to certain tax reporting positions taken in prior periods could decrease by up to $31.9 million due to the resolution of these and other tax matters under current examination, and the lapse of certain statutes of limitation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Balance at beginning of period	$20.7	$18.5	$16.9	$13.5
Expense for new warranties	8.8	11.4	20.9	18.7
Adjustments to existing accruals	0.3	(4.0)	(1.7)	(1.4)
Claims paid	(6.3)	(0.8)	(12.6)	(5.7)

Balance at end of period	$23.5	$25.1	$23.5	$25.1

Note 7: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Service cost	$8.7	$9.3	$26.9	$26.9
Interest cost	10.8	10.0	32.3	29.4
Expected return on plan assets	(13.6)	(11.6)	(40.9)	(34.1)
Amortization of transition asset	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of prior service benefit	—	(0.1)	—	(0.2)
Amortization of actuarial losses, net	2.8	4.1	8.6	12.0

Net periodic benefit cost	$8.5	$11.5	$26.5	$33.6

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Service cost	$—	$—	$—	$0.1
Interest cost	0.2	0.2	0.4	0.5
Amortization of prior service benefit	(0.3)	(0.3)	(0.9)	(0.9)
Amortization of actuarial gains, net	(0.1)	—	(0.2)	—

Net periodic benefit cost	$(0.2)	$(0.1)	$(0.7)	$(0.3)

Note 8: Stock-Based Compensation

We have granted awards primarily in the form of nonvested stock units (also known as restricted stock in the plan document) under our Amended and Restated Incentive Compensation and Stock Plan (the “Plan”). We recognize compensation expense for awards under the Plan and the corresponding income tax benefits related to the expense. Stock-based compensation expense for nonvested stock awards was $5.9 million and $7.2 million for the three months ended September 30, 2010 and 2009, respectively, and $22.2 million and $23.9 million for the nine months ended September 30, 2010 and 2009, respectively.

In the nine months ended September 30, 2010, we granted the following restricted stock awards to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value Per Share
Time-based	296
Performance-based	101	*
Market-based	51	*

Granted during the nine months ended September 30, 2010	448		$55.33

*	Assumes target payout

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

Note 9: Stockholders’ Equity

There were no cash dividends declared during the nine months ended September 30, 2010 or 2009.

Through September 30, 2010, we made the following purchases under our Board approved share buyback programs:

	2010		2009
(In millions, except share data)	Shares	$	Shares	$
Total purchased to date – January 1,	26,394,934	$973.5	22,125,164	$817.8
Treasury stock repurchases – first quarter	873,544	50.5	1,537,800	43.5

Total purchased to date – March 31,	27,268,478	$1,024.0	23,662,964	$861.3
Treasury stock repurchases – second quarter	1,349,255	73.0	1,439,304	52.2

Total purchased to date – June 30,	28,617,733	$1,097.0	25,102,268	$913.5
Treasury stock repurchases – third quarter	679,483	40.9	917,083	38.5

Total purchased to date – September 30,	29,297,216	$1,137.9	26,019,351	$952.0
Treasury stock repurchases – fourth quarter	*	*	375,583	21.5

Total purchased to date – December 31,	*	*	26,394,934	$973.5

*	Not yet applicable

We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.

During the nine months ended September 30, 2010, 800 thousand shares were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2009, 1.2 million shares were issued from treasury stock.

Comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Net income attributable to FMC Technologies, Inc.	$81.0	$91.6	$276.2	$268.6
Foreign currency translation adjustments	54.9	31.3	(3.3)	87.8
Net deferral of hedging losses, net of tax (1)	25.4	16.6	21.4	71.8
Amortization of pension and other postretirement benefit losses, net of tax	1.1	2.3	4.0	6.8
Changes in investments, net of tax	—	—	—	1.9

Comprehensive income	$162.4	$141.8	$298.3	$436.9

(1)	See additional disclosure related to hedging activity in Note 10.

Accumulated other comprehensive income (loss) consisted of the following:

(In millions)	September 30, 2010	December 31, 2009
Cumulative foreign currency translation adjustments	$(48.1)	$(44.8)
Cumulative deferral of hedging gains (losses), net of tax (1)	8.4	(13.0)
Cumulative deferral of pension and other postretirement benefit losses, net of tax	(164.0)	(168.0)

Accumulated other comprehensive loss	$(203.7)	$(225.8)

(1)	See additional disclosure related to hedging activity in Note 10.

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

Interest rate swap instruments – The purpose of these instruments is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate. At September 30, 2010, we held three instruments which in aggregate hedge the interest expense on $100.0 million of variable-rate debt.

Foreign exchange rate forward contracts – The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At September 30, 2010, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Argentinean Peso	99.5	25.1
Brazilian Real	(185.8)	(109.0)
Euro	8.4	11.5
British Pound	76.3	120.6
Kuwaiti Dinar	(7.2)	(25.3)
Malaysian Ringgit	34.7	11.2
Norwegian Krone	4,429.7	758.7
Singapore Dollar	159.5	121.4
U.S. Dollar	(871.2)	(871.2)

Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of these instruments is to match offsetting currency payments for particular projects, or to comply with government restrictions on the currency used to purchase goods in certain countries. At September 30, 2010, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian Real	(23.2)	(13.6)
Euro	20.2	27.6
British Pound	4.3	6.8
Norwegian Krone	(992.9)	(170.1)
U.S. Dollar	131.4	131.4

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

		Fair Value (in millions)
Derivatives Designated as Hedging Instruments	Balance Sheet Location	September 30, 2010	December 31, 2009
Interest rate contracts	Long-term liabilities – Derivative financial instruments	$(3.3)	$(0.5)
Foreign exchange contracts	Current assets – Derivative financial instruments	40.3	77.0
	Long-term assets – Derivative financial instruments	35.4	14.2
	Current liabilities – Derivative financial instruments	(33.8)	(78.0)
	Long-term liabilities – Derivative financial instruments	(28.3)	(13.2)

Total derivatives designated as hedging instruments		$10.3	$(0.5)

		Fair Value (in millions)
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2010	December 31, 2009
Foreign exchange contracts	Current assets – Derivative financial instruments	$34.4	$31.0
	Long-term assets – Derivative financial instruments	25.0	14.3
	Current liabilities – Derivative financial instruments	(28.8)	(33.5)
	Long-term liabilities – Derivative financial instruments	(24.0)	(15.9)

Total derivatives not designated as hedging instruments		$6.6	$(4.1)

We recognized in earnings a $1.1 million loss and a $0.3 million gain for the three month periods ended September 30, 2010 and 2009, respectively, and losses of $3.0 million and $3.1 million for the nine month periods ended September 30, 2010 and 2009, respectively, on cash flow hedges as it is probable that the original forecasted transaction will not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive gains of $8.4 million and losses of $13.0 million at September 30, 2010, and December 31, 2009, respectively. We expect to transfer an approximate $8.8 million gain from accumulated OCI to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by 2014. The following tables present the impact of derivative instruments and their location within the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Interest rate contracts	$(0.7)	$(1.2)	$(2.9)	$(0.7)
Foreign exchange contracts	33.6	16.7	11.9	52.5

Total	$32.9	$15.5	$9.0	$51.8

Derivatives in Cash Flow Hedging Relationships Location of Gain or (Loss) Reclassified From Accumulated OCI into Income	Gain or (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Foreign exchange contracts:
Revenue	$(3.8)	$(8.1)	$(7.0)	$(39.2)
Cost of sales	(3.8)	(1.6)	(17.9)	(21.6)
Selling, general and administrative expense	—	—	0.1	(0.3)

Total	$(7.6)	$(9.7)	$(24.8)	$(61.1)

Derivatives in Cash Flow Hedging Relationships Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Foreign exchange contracts:
Revenue	$0.5	$1.8	$0.5	$6.7
Cost of sales	(3.8)	0.1	(4.6)	(4.7)
Selling, general and administrative expense	—	—	—	(0.1)

Total	$(3.3)	$1.9	$(4.1)	$1.9

Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain or (Loss) Recognized in Income on Derivatives (Not Designated as Hedging Instruments)	Gain or (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Foreign exchange contracts:
Revenue	$2.1	$(1.4)	$3.4	$(2.9)
Cost of sales	0.2	(0.5)	(0.3)	(1.1)
Other income (expense), net	0.2	(4.3)	(7.5)	(2.8)

Total	$2.5	$(6.2)	$(4.4)	$(6.8)

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

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, are as follows:

	September 30, 2010
(In millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$13.3	$13.3	$—	$—
Fixed income fund	7.8	7.8	—	—
Stable value fund	2.5	—	2.5	—
Cash equivalents / other	1.8	1.8	—	—
Derivative financial instruments:
Foreign exchange contracts	135.1	—	135.1	—

Total assets	$160.5	$22.9	$137.6	$—

Liabilities
Derivative financial instruments:
Interest rate contracts	$3.3	$—	$3.3	$—
Foreign exchange contracts	114.9	—	114.9	—
Earn-out contingent consideration obligation	58.0	—	—	58.0

Total liabilities	$176.2	$—	$118.2	$58.0

	December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$12.8	$12.8	$—	$—
Fixed income fund	7.9	7.9	—	—
Cash equivalents / other	4.5	4.5	—	—
Derivative financial instruments:
Foreign exchange contracts	136.5	—	136.5	—

Total assets	$161.7	$25.2	$136.5	$—

Liabilities
Derivative financial instruments:
Interest rate contracts	$0.5	$—	$0.5	$—
Foreign exchange contracts	140.6	—	140.6	—
Earn-out contingent consideration obligation	54.0	—	—	54.0

Total liabilities	$195.1	$—	$141.1	$54.0

Investments— The fair value measurement of our equity securities, fixed income fund and other investment assets is based on quoted prices that we have the ability to access in public markets. Our stable value fund is valued at the net asset value of the shares held at the end of the quarter which is based on the fair value of the underlying investments using information reported by the investment advisor at quarter-end.

Derivative financial instruments—We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, we utilize our credit spread for this adjustment. Our credit spread and that of other counterparties not publicly available are approximated by using the spread of similar companies in the same industry, of similar size and with the same credit rating. The derivative asset values presented in the preceding tables were reduced by $0.8 million, and the derivative liability values reduced by $0.1 million to approximate fair value, including credit risk.

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

Changes in the fair value of our Level 3 earn-out contingent consideration obligation during the nine months ended September 30, 2010, are as follows:

(In millions)	Earn- out Contingent Consideration
Balance, January 1, 2010	$54.0
Total gains (realized/unrealized) included in earnings	4.2
Foreign currency translation adjustment	(0.2)

Balance, September 30, 2010	$58.0

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

Note 12: Commitments and Contingent Liabilities

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. The majority of these financial instruments represent guarantees of our future performance. Additionally, we were the named guarantor on certain letters of credit and performance bonds issued by our former subsidiary, John Bean Technologies Corporation (“JBT”); however, pursuant to the terms and conditions of the Separation and Distribution Agreement, dated July 31, 2008, between FMC and JBT, (the “JBT Separation and Distribution Agreement”), JBT was required to use reasonable efforts to eliminate all such obligations. JBT has done so and other than the residual obligations arising by law related to certain government contracts that have now been assigned to JBT, all such obligations have been eliminated. Pursuant to the terms of the JBT Separation and Distribution Agreement, we are fully indemnified by JBT with respect to this residual exposure. Management does not expect any of these financial instruments to result in losses that, if incurred, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We are the named defendant in a number of lawsuits; however, while the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In addition, under the Separation and Distribution Agreement, dated May 31, 2001, between FMC Corporation and FMC Technologies, which contains key provisions relating to our 2001 spin-off from FMC Corporation, FMC Corporation is required to indemnify us for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. We expect that FMC Corporation will bear responsibility for the majority of these claims. Under the JBT Separation and Distribution Agreement, which contains key provisions relating to the spin-off of the Airport and FoodTech businesses from us in 2008, JBT is required to indemnify us for certain claims made prior to the spin-off, as well as for other claims related to JBT products or business operations. Some of these claims may include those described in this paragraph involving FMC Corporation. While the ultimate responsibility for claims involving FMC Technologies, FMC Corporation or JBT cannot yet be determined due to lack of identification of the products or premises involved, we expect that FMC Corporation will bear responsibility for a majority of these claims initiated subsequent to the spin-off and that JBT will bear responsibility for other claims initiated subsequent to the spin-off.

Note 13: Business Segment Information

Segment revenue, segment operating profit and corporate items were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009	2010	2009
Segment Revenue
Energy Production Systems	$770.1	$926.9	$2,480.6	$2,733.1
Energy Processing Systems	192.7	166.2	552.6	521.3
Other revenue (1) and intercompany eliminations	(2.8)	(4.7)	(10.4)	(9.2)

Total revenue	$960.0	$1,088.4	$3,022.8	$3,245.2

Income before income taxes:
Segment operating profit:
Energy Production Systems	$105.9	$140.4	$393.1	$384.9
Energy Processing Systems	34.5	24.8	91.3	81.8

Total segment operating profit	140.4	165.2	484.4	466.7
Corporate items:
Corporate expense (2)	(10.2)	(9.3)	(29.3)	(25.2)
Other revenue (1) and other expense, net (3)	(15.2)	(21.0)	(45.9)	(51.8)
Net interest expense	(1.8)	(2.1)	(6.5)	(6.5)

Total corporate items	(27.2)	(32.4)	(81.7)	(83.5)

Income from continuing operations before income taxes attributable to FMC Technologies, Inc.	$113.2	$132.8	$402.7	$383.2

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.
(2)	Corporate expense primarily includes corporate staff expenses.
(3)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and assets were as follows:

(In millions)	September 30, 2010	December 31, 2009
Segment operating capital employed (1):
Energy Production Systems	$1,283.4	$1,022.0
Energy Processing Systems	375.4	347.6

Total segment operating capital employed	1,658.8	1,369.6
Segment liabilities included in total segment operating capital employed (2)	1,298.3	1,508.9
Corporate (3)	665.3	631.0

Total assets	$3,622.4	$3,509.5

Segment assets:
Energy Production Systems	$2,433.2	$2,397.7
Energy Processing Systems	527.4	486.2
Intercompany eliminations	(3.5)	(5.4)

Total segment assets	2,957.1	2,878.5
Corporate (3)	665.3	631.0

Total assets	$3,622.4	$3,509.5

(1)	Management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes, LIFO inventory reserves and the fair value of derivatives.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the SEC, our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, those described under Risk Factors in Item 1A of our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2010 and this Form 10-Q.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended September 30,		Change
(In millions, except %)	2010	2009	$	%
Revenue	$960.0	$1,088.4	(128.4)	(11.8)
Costs and expenses:
Cost of sales	723.0	835.7	(112.7)	(13.5)
Selling, general and administrative expense	109.3	98.4	10.9	11.1
Research and development expense	15.9	13.1	2.8	21.4

Total costs and expenses	848.2	947.2	(99.0)	(10.5)
Other income (expense), net	3.6	(5.7)	9.3	*
Net interest expense	(1.8)	(2.1)	0.3	14.3

Income before income taxes	113.6	133.4	(19.8)	(14.8)
Provision for income taxes	32.5	41.6	(9.1)	(21.9)

Income from continuing operations	81.1	91.8	(10.7)	(11.7)
Income from discontinued operations, net of income taxes	0.3	0.4	(0.1)	*

Net income	81.4	92.2	(10.8)	(11.7)
Less: net income attributable to noncontrolling interests	(0.4)	(0.6)	0.2	33.3

Net income attributable to FMC Technologies, Inc	$81.0	$91.6	(10.6)	(11.6)

*	Not meaningful

Total revenue for the three months ended September 30, 2010 decreased $128.4 million compared to the same period in 2009. We entered the year with a lower backlog driven by the weak global economic climate of 2009. The impact of the lower backlog coming into 2010, combined with early stage progress on subsea projects that were awarded in the first half of 2010 resulted in decreased revenue for Energy Production Systems during the third quarter of 2010, compared to the prior-year period. Additionally, the impact of the drilling moratorium imposed in the Gulf of Mexico resulted in some delay in project orders and service activities, further reducing subsea revenue during the third quarter of 2010. This decrease was partially offset by increased revenue in Energy Processing Systems, driven primarily by higher demand for fluid control products which benefited from the strength in North American oil and gas land-based activity.

Gross profit (revenue less cost of sales) totaled $237.0 million, or 24.7% of revenue, for the quarter ended September 30, 2010, and as a percentage of revenue was 1.5 percentage points above the gross profit margins generated in the quarter ended September 30, 2009. The margin improvement was largely attributable to continued progress on some of the more profitable projects in our subsea backlog. Additionally, North American oil and gas land-based activity improved year-over-year, resulting in higher sales volume and margin improvement in our fluid control business.

Selling, general and administrative (“SG&A”) expense for the third quarter of 2010 increased by $10.9 million compared to the prior-year quarter. The increase was driven primarily by increased bid activity and staffing expenses in our operations during the quarter ended September 30, 2010, compared to the third quarter of 2009. Additionally, the current year expense reflects activities related to businesses acquired during the fourth quarter of 2009. This increase was partially offset by lower pension expense of $3.0 million year-over-year resulting from higher expected plan assets.

Research and development expense increased during the third quarter of 2010, compared to the prior year quarter, as we continue to advance new technologies pertaining to subsea processing capabilities. The current year expense also reflects research and development activity related to businesses acquired during the fourth quarter of 2009.

Other income (expense), net, primarily reflects non-operating, net mark-to-market gains of $2.0 million and losses of $7.4 million related to foreign currency exposures for the quarters ended September 30, 2010 and 2009, respectively.

Our income tax provisions for the third quarter of 2010 and 2009 reflect effective tax rates of 28.7% and 31.3%, respectively. The decrease in the effective rate in 2010 was primarily due to a favorable change in the forecasted mix of earnings subject to U.S. and foreign tax rates, partially offset by an increase in unrecognized tax benefits and an increase in the U.S. tax cost of repatriating foreign earnings. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates, unrecognized tax benefits and the impact of foreign earnings repatriation.

Business Outlook

Management remains optimistic about business activity for the fourth quarter of 2010. The current oil market is reflective of slowly stabilizing global economies and firming expectations of increased energy demand for the remainder of 2010 and beyond. As a result of the rising expectations for energy demand, oil prices have increased from the depressed levels witnessed in early 2009, and have been relatively stable for much of the year. As a consequence, demand for exploration and production activity is also improving, leading to stronger business activity in certain businesses for 2010 and expectations of ongoing strength for 2011.

We are uncertain about the long term effect of the recently lifted deepwater drilling moratorium in the Gulf of Mexico. Notwithstanding the lifting of the moratorium, we anticipate that there will continue to be delays in the resumption of drilling-related activities, including delays in the issuance of drilling permits, as certain regulatory initiatives are implemented. Our subsea revenue associated with the Gulf of Mexico was approximately 12.0% of total revenue in 2009. The moratorium negatively impacted subsea revenue in the third quarter of 2010, and we expect that it will also have a negative impact on subsea revenue in the fourth quarter of 2010 and into 2011 as a result of depressed customer support demand and the continued delay of significant subsea project orders from the Gulf of Mexico. Management continues to monitor the impact of the moratorium on business operations.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended September 30,		Favorable/ (Unfavorable)
(In millions, except %)	2010	2009	$	%
Segment Revenue
Energy Production Systems	$770.1	$926.9	(156.8)	(16.9)
Energy Processing Systems	192.7	166.2	26.5	15.9
Other revenue and intercompany eliminations	(2.8)	(4.7)	1.9	40.4

Total revenue	$960.0	$1,088.4	(128.4)	(11.8)

Segment Operating Profit
Energy Production Systems	$105.9	$140.4	(34.5)	(24.6)
Energy Processing Systems	34.5	24.8	9.7	39.1

Total segment operating profit	140.4	165.2	(24.8)	(15.0)

Corporate Items
Corporate expense	(10.2)	(9.3)	(0.9)	(9.7)
Other revenue and other (expense), net	(15.2)	(21.0)	5.8	27.6
Net interest expense	(1.8)	(2.1)	0.3	14.3

Total corporate items	(27.2)	(32.4)	5.2	16.0

Income from continuing operations before income taxes	113.2	132.8	(19.6)	(14.8)
Provision for income taxes	32.5	41.6	9.1	21.9

Income from continuing operations	80.7	91.2	(10.5)	(11.5)
Income from discontinued operations, net of income taxes	0.3	0.4	(0.1)	*

Net income attributable to FMC Technologies, Inc.	$81.0	$91.6	(10.6)	(11.6)

*	Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue for the three months ended September 30, 2010 decreased $156.8 million compared to the same period in 2009. Segment revenue is impacted by the execution of backlog and trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. The decline in oil and gas exploration activity during 2009, and consequently, the reduction in our subsea backlog during the prior year, combined with early stage progress on subsea projects awarded during the first half of 2010, resulted in the decline in revenue year-over-year. The impact of the drilling moratorium imposed in the Gulf of Mexico also resulted in some delay in project orders and service activities, further reducing subsea revenue during the third quarter of 2010.

Energy Production Systems’ operating profit in the third quarter of 2010 decreased by $34.5 million over the prior year, and operating margins were 1.4 percentage points below the comparable prior-year period. The deterioration in operating margins resulted primarily from increased bid activity and staffing expenses in our operations during the third quarter of 2010, compared to the third quarter of 2009. This was partially offset by gross margin improvement largely attributable to continued progress on some of the more profitable projects in our subsea backlog.

Energy Processing Systems

Energy Processing Systems’ revenue increased by $26.5 million during the third quarter of 2010, as compared to the same period in 2009. The increase was driven by greater demand for fluid control products which benefited from the strength in North American oil and gas land-based activity. The increase was partially offset by a weakened demand for coal-fired power generation which negatively impacted material handling systems revenue, and to a lesser extent, the postponement of liquefied natural gas infrastructure projects in 2009 and early 2010, resulting in lower loading systems revenue.

Energy Processing Systems’ operating profit increased $9.7 million in the third quarter of 2010, compared to the same quarter of 2009, and operating margins were 3.0 percentage points above the prior year level. The increase is due primarily to higher sales volume and margin improvement in our fluid control business, coupled with a more profitable mix of projects in our measurement solutions business during the third quarter of 2010, compared to the same period in 2009. The margin improvement was partially offset by higher selling and staffing costs in our fluid control business driven by increased activity, combined with expenses associated with a business acquired during the fourth quarter of 2009.

Corporate Items

Our corporate items reduced earnings by $27.2 million for the three months ended September 30, 2010, compared to $32.4 million for the same period in 2009. The decrease in expense primarily reflects a reduction in foreign currency losses of $2.7 million, combined with lower pension expense of $2.3 million year-over-year resulting from higher expected plan assets.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2010	2009(1)	2010	2009(1)
Energy Production Systems	$1,365.0	$692.1	$3,482.3	$1,792.5
Energy Processing Systems	193.7	135.0	599.7	427.4
Intercompany eliminations	(2.0)	(4.0)	(6.4)	(7.8)

Total inbound orders	$1,556.7	$823.1	$4,075.6	$2,212.1

(1)	Inbound orders for 2009 have been revised to exclude the effects of foreign currency translation on backlog. Prior to 2010, our practice was to include backlog translation effects as a component of inbound orders.

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation positively affected backlog by $206.8 million and $155.1 million for the three months ended September 30, 2010 and 2009, respectively, and by $54.9 million and $340.6 million for the nine months ended September 30, 2010 and 2009, respectively.

	Order Backlog
(In millions)	September 30, 2010	December 31, 2009	September 30, 2009
Energy Production Systems	$3,390.0	$2,332.6	$2,736.8
Energy Processing Systems	263.9	221.1	226.7
Intercompany eliminations	(4.3)	(8.3)	(4.1)

Total order backlog	$3,649.6	$2,545.4	$2,959.4

Energy Productions Systems’ order backlog at September 30, 2010, increased by $1.1 billion compared to year-end 2009, reflecting higher subsea project orders. Backlog of $3.4 billion at September 30, 2010, includes various projects for BP; Gazprom’s Kirinskoye; Petrobras’ Cascade, Marlim and Tree and Manifold Frame Agreements; Shell’s Perdido Stage II; Statoil’s Katla, Marulk and Pan Pandora; and Total’s CLOV, GirRI, Pazflor and Laggan-Tormore subsea projects.

Energy Processing Systems’ order backlog at September 30, 2010, increased by $42.8 million compared to year-end 2009, and by $37.2 million compared to September 30, 2009. The increase from year-end is driven primarily by higher demand for fluid control products attributable to the strength of North American oil and gas land-based activity. This increase was partially offset by the weaker demand for loading systems products resulting from the postponement of liquefied natural gas infrastructure projects in 2009 and early 2010.

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended September 30,		Change
(In millions, except %)	2010	2009	$	%
Revenue	$3,022.8	$3,245.2	(222.4)	(6.9)
Costs and expenses:
Cost of sales	2,245.6	2,536.1	(290.5)	(11.5)
Selling, general and administrative expense	312.9	281.0	31.9	11.4
Research and development expense	49.1	34.4	14.7	42.7

Total costs and expenses	2,607.6	2,851.5	(243.9)	(8.6)
Other expense, net	(4.6)	(2.4)	(2.2)	*
Net interest expense	(6.5)	(6.5)	—	—

Income before income taxes	404.1	384.8	19.3	5.0
Provision for income taxes	126.8	114.8	12.0	10.5

Income from continuing operations	277.3	270.0	7.3	2.7
Income from discontinued operations, net of income taxes	0.3	0.2	0.1	*

Net income	277.6	270.2	7.4	2.7
Less: net income attributable to noncontrolling interests	(1.4)	(1.6)	0.2	12.5

Net income attributable to FMC Technologies, Inc	$276.2	$268.6	7.6	2.8

*	Not meaningful

Total revenue for the nine months ended September 30, 2010 decreased $222.4 million compared to the same period in 2009. Total revenue for the nine months ended September 30, 2010 included a $107.9 million favorable impact of foreign currency translation, compared to the prior-year period. Excluding the impact of foreign currency translation, total revenue declined by $330.3 million year-over-year. We entered the year with a lower backlog driven by the weak global economic climate of 2009. The impact of the lower backlog coming into 2010, combined with early stage progress on subsea projects awarded in the first half of 2010 resulted in decreased revenue for Energy Production Systems during the nine months ended September 30, 2010, compared to the prior-year period. The impact of the drilling moratorium imposed in the Gulf of Mexico also resulted in some delay in project orders and service activities, further reducing subsea revenue during the third quarter of 2010. Additionally, within Energy Processing Systems, our material handling systems and loading systems businesses experienced decreased sales which were more than offset by increased revenue within our fluid control business, driven primarily by higher demand for fluid control products which benefited from the strength in North American oil and gas land-based activity.

Gross profit (revenue less cost of sales) totaled $777.2 million, or 25.7% of revenue, for the nine months ended September 30, 2010, and as a percentage of revenue was 3.9 percentage points above the gross profit margins generated in the nine months ended September 30, 2009. The margin improvement was driven primarily by continued progress on some of the more profitable projects in our subsea backlog. Additionally, North American oil and gas land-based activity improved year-over-year, resulting in higher sales volume and margin improvement in our fluid control business. Foreign currency translation favorably impacted gross profit for the nine months ended September 30, 2010 by $17.4 million compared to the prior-year period.

SG&A expense for the nine months ended September 30, 2010 increased by $31.9 million compared to the prior-year period, driven by increased bid activity and staffing expenses in our operations. Current year expense also includes the activities related to businesses acquired during the fourth quarter of 2009. The increase was partially offset by decreased pension expense of $7.1 million during the nine months ended September 30, 2010, compared to the prior-year period, resulting from higher expected plan assets and lower expense of $4.5 million year-over-year associated with our obligation for our non-qualified deferred compensation plan.

Research and development expense increased year-over-year, as we continue to advance new technologies pertaining to subsea processing capabilities. The current year expense also reflects research and development activity related to businesses acquired during the fourth quarter of 2009.

Other expense, net, reflects non-operating, net mark-to-market losses of $6.0 million related to foreign currency exposures for the nine months ended September 30, 2010 and 2009. Additionally, we recognized $1.3 million and $2.9 million in expense associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan, during the nine months ended September 30, 2010 and 2009, respectively.

Our income tax provisions during the first nine months of 2010 and 2009 reflect effective tax rates of 31.5% and 30.0%, respectively. The increase in the effective rate in 2010 was primarily due to an increase in unrecognized tax benefits, partially offset by a decrease in the U.S. tax cost of repatriating foreign earnings. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates, unrecognized tax benefits and the impact of foreign earnings repatriation.

OPERATING RESULTS OF BUSINESS SEGMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

	Nine Months Ended September 30,		Favorable/ (Unfavorable)
(In millions, except %)	2010	2009	$	%
Segment Revenue
Energy Production Systems	$2,480.6	$2,733.1	(252.5)	(9.2)
Energy Processing Systems	552.6	521.3	31.3	6.0
Other revenue and intercompany eliminations	(10.4)	(9.2)	(1.2)	(13.0)

Total revenue	$3,022.8	$3,245.2	(222.4)	(6.9)

Segment Operating Profit
Energy Production Systems	$393.1	$384.9	8.2	2.1
Energy Processing Systems	91.3	81.8	9.5	11.6

Total segment operating profit	484.4	466.7	17.7	3.8

Corporate Items
Corporate expense	(29.3)	(25.2)	(4.1)	(16.3)
Other revenue and other expense, net	(45.9)	(51.8)	5.9	11.4
Net interest expense	(6.5)	(6.5)	—	—

Total corporate items	(81.7)	(83.5)	1.8	2.2

Income from continuing operations before income taxes	402.7	383.2	19.5	5.1
Provision for income taxes	126.8	114.8	(12.0)	(10.5)

Income from continuing operations	275.9	268.4	7.5	2.8
Income from discontinued operations, net of income taxes	0.3	0.2	0.1	*

Net income attributable to FMC Technologies, Inc.	$276.2	$268.6	7.6	2.8

*	Not meaningful

Energy Production Systems

Energy Production Systems’ revenue for the nine months ended September 30, 2010 decreased $252.5 million compared to the same period in 2009. Revenue for the nine months ended September 30, 2010 included a $109.3 million favorable impact of foreign currency translation, compared to the prior-year period. Excluding the impact of foreign currency translation, revenue declined by $361.8 million year-over-year. Segment revenue is impacted by the execution of backlog and trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. The decline in oil and gas exploration activity during 2009, and consequently, the reduction in our subsea backlog during the prior year, combined with early stage progress on subsea projects awarded in the first half of 2010, resulted in the decline in revenue year-over-year. The impact of the drilling moratorium imposed in the Gulf of Mexico also resulted in some delay in project orders and service activities, further reducing subsea revenue during the third quarter of 2010.

Energy Production Systems’ operating profit during the nine months ended September 30, 2010 increased by $8.2 million over the prior year and as a percentage of revenue was 1.8 percentage points above the comparable prior-year period. The margin improvement was driven primarily by continued progress on some of the more profitable projects in our subsea backlog. This improvement was partially offset by higher SG&A expense resulting from increased bid activity and staffing expenses in 2010, combined with expenses associated with a business acquired during the fourth quarter of 2009. Foreign currency translation favorably impacted operating profit for the nine months ended September 30, 2010 by $11.8 million compared to the prior-year period.

Energy Processing Systems

Energy Processing Systems’ revenue was $31.3 million higher for the first nine months of 2010, compared to the same period in 2009. The increase was driven by higher demand for fluid control products which benefited from the strength in North American oil and gas land-based activity. The increase was partially offset by a weakened demand for coal-fired power generation which negatively impacted revenue for our material handling systems business and the postponement of liquefied natural gas infrastructure projects in 2009 and early 2010 which resulted in lower revenue for our loading systems business.

Energy Processing Systems’ operating profit was $9.5 million higher year-over-year, and operating margins were 80 basis points above the prior-year period. The margin improvement was driven primarily by higher sales volume and margin improvement in our fluid control business which benefited from the strength in North American oil and gas land-based activity. The margin improvement was partially offset by higher selling and staffing costs in our fluid control business driven by increased activity, combined with expenses associated with a business acquired during the fourth quarter of 2009.

Corporate Items

Our corporate items reduced earnings by $81.7 million for the nine months ended September 30, 2010, compared to $83.5 million for the same period in 2009. The decrease in expense primarily reflects lower pension expense of $6.3 million resulting from higher expected plan assets and lower LIFO costs of $3.4 million during the nine months ended September 30, 2010, compared to the prior-year period. We also recognized $1.4 million and $4.2 million in net losses for the nine months ended September 30, 2010 and 2009, respectively, associated with our obligation and investments held in an employee benefit trust for our non-qualified deferred compensation plan. The decrease was partially offset by additional foreign currency losses of $6.3 million year-over-year.

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations, and when needed, through various credit facilities.

We were in a net debt position at September 30, 2010. Net (debt) cash is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net (debt) cash is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net (debt) cash.

(In millions)	September 30, 2010	December 31, 2009
Cash and cash equivalents	$512.1	$460.7
Short-term debt and current portion of long-term debt	(11.6)	(28.5)
Long-term debt, less current portion	(567.0)	(391.6)

Net (debt) cash	$(66.5)	$40.6

The change in our net (debt) cash position was primarily due to the repurchase of our common stock and capital expenditures for the nine months ended September 30, 2010, partially offset by cash generated from operating activities.

Cash Flows

Cash generated by operating activities of continuing operations was $132.6 million and $415.3 million for the nine months ended September 30, 2010 and 2009, respectively. The year-over-year change was due primarily to changes in our working capital driven by our portfolio of projects. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts.

During the nine months ended September 30, 2010, cash flows required by investing activities totaled $62.9 million, primarily consisting of amounts required to fund capital expenditures. Capital expenditures during the nine months ended September 30, 2010, decreased by $11.0 million from the prior-year period, due largely to the completion of construction on intervention assets during the first half of 2009 for Energy Production Systems. Additionally, we had $2.1 million and $18.8 million in proceeds from the disposal of assets and the sale of other investments during the first nine months of 2010 and 2009, respectively.

Cash required by financing activities was $17.8 million and $316.8 million for the nine months ended September 30, 2010 and 2009, respectively. Cash flows from operations for the nine months ended September 30, 2010, were not sufficient to fund capital expenditures and the repurchase of common stock, resulting in incremental borrowings of $158.1 million. Our incremental cash requirements were primarily funded with proceeds from commercial paper.

Debt and Liquidity

The following is a summary of our credit facilities at September 30, 2010:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding		Letters of Credit	Unused Capacity	Maturity
			(a	)
Five-year committed revolving credit facility	$600.0	$100.0	$428.0		$16.1	$55.9	December 2012
Three-year committed revolving credit agreement	350.0	—	—		—	350.0	January 2013

	$950.0	$100.0	$428.0		$16.1	$405.9

(a)	Under our commercial paper program, we have the ability to access up to $500.0 million of financing through our commercial paper dealers. Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.

Committed credit available under our five-year revolving credit facility maturing in December 2012 provides the ability to issue our commercial paper obligations on a long-term basis. We had $428.0 million of commercial paper issued under this facility at September 30, 2010. Since we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at September 30, 2010 and December 31, 2009.

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

We project spending approximately $35.0 million during the fourth quarter of 2010 for capital expenditures, largely for enhancements to our manufacturing and service capabilities. We anticipate contributing approximately $41.7 million to our pension plans during the last three months of 2010. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

We have $405.9 million in capacity available under our bank lines that we expect to utilize if working capital temporarily increases in response to market demand and when opportunities for business acquisitions meet our standards. Our intent is to maintain a level of financing sufficient to meet this objective. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of our critical accounting estimates. During the nine months ended September 30, 2010, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based upon this evaluation, our principal executive officer and principal financial officer have concluded as of September 30, 2010 that our disclosure controls and procedures were:

i)	effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material legal proceedings identified or material developments in existing legal proceedings noted during the nine months ended September 30, 2010.

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

INDUSTRY-RELATED RISKS

The Deepwater Horizon event and its aftermath, including any additional regulations that cause delays or deter new drilling, could adversely affect our financial position, results of operations and cash flows.

In April 2010, there was a fire and explosion aboard the Deepwater Horizon drilling platform operated by BP in ultra-deep water in the Gulf of Mexico. As a result of the explosion, ensuing fire and apparent failure of the blowout preventers, the rig sank and created a catastrophic oil spill that produced widespread economic, environmental and natural resource damage in the Gulf Coast region. In response to the explosion and spill, the Bureau of Ocean Energy Management, Regulation and Enforcement (the “BOEMRE,” formerly the Minerals Management Service) of the U.S. Department of the Interior issued a “Notice to Lessees”, or “NTL”, on May 30, 2010, and a revised notice on July 12, 2010, implementing a moratorium on deepwater drilling activities that effectively halted deepwater drilling of wells using subsea blowout preventers (“BOPs”) or surface BOPs on a floating facility. While the moratorium was in place, the BOEMRE issued a series of NTLs and adopted changes to its regulations to impose a variety of new measures intended to help prevent a similar disaster in the future. The moratorium was lifted on October 12, 2010, but offshore operators must now comply with strict new safety and operating requirements. For example, before being allowed to resume drilling in deepwater, outer continental shelf operators must certify compliance with all applicable BOEMRE regulations, including those rules recently placed into effect, such as rules relating to well casing and cementing, BOPs, safety certification, emergency response, and worker training. Operators also must demonstrate the availability of adequate spill response and blowout containment resources. Notwithstanding the lifting of the moratorium, we anticipate that there will continue to be delays in the resumption of drilling-related activities, including delays in the issuance of drilling permits, as these various regulatory initiatives are fully implemented.

In addition to the new requirements recently imposed by the BOEMRE, there have been a variety of proposals to change existing laws and regulations that could adversely affect our operations and cause us to incur increased costs. Implementation of any one or more of the various proposed changes could materially adversely affect operations in the Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory burdens, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the Gulf of Mexico and other offshore waters more difficult, more time consuming, and more costly. For example, Congress is currently considering a variety of amendments to the Oil Pollution Act of 1990, or “OPA”, in response to the Deepwater Horizon incident. The proposed amendments to OPA could significantly increase the costs of drilling and operating wells in offshore waters and thereby reduce the level of exploration and productions activities on the outer continental shelf. Furthermore, customers may seek to shift more responsibility to FMC, as a supplier, for pollution-related and other significant claims and liabilities. Any one or more of these factors that lead to an increase in the cost of operations in offshore waters or any decrease or delay in offshore exploration and production activity could adversely affect on our financial condition, cash flows and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended September 30, 2010.

The following table summarizes repurchases of our common stock during the three months ended September 30, 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b) (c)
July 1, 2010 – July 31, 2010	380,245	$57.75	378,265	2,814,012
August 1, 2010 – August 31, 2010	260,222	$62.84	256,952	2,557,060
September 1, 2010 – September 30, 2010	44,556	$64.82	44,266	2,512,794

Total	685,023	$60.14	679,483	2,512,794

(a)	Represents 679,483 shares of common stock purchased and held in treasury and 5,540 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 6,950 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended September 30, 2010.
(b)	In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock split on August 31, 2007, the authorization was increased to 30 million shares. In July 2008, the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock in addition to the 30 million shares described above.
(c)	As of September 30, 2010, there were no remaining shares available for purchase under the July 2008 Board of Directors authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description

2.2.a*	Amendment, dated October 25, 2010, by and between FMC Technologies, Inc. and John Bean Technologies Corporation that amends the Separation and Distribution Agreement by and between FMC Technologies, Inc. and John Bean Technologies Corporation, dated July 31, 2008.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-16489)).

3.2*	Amended and Restated By-Laws of FMC Technologies, Inc., effective October 8, 2010.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.

(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)

Date: November 3, 2010

EXHIBIT INDEX

Number in Exhibit Table	Description

2.2.a*	Amendment, dated October 25, 2010, by and between FMC Technologies, Inc. and John Bean Technologies Corporation that amends the Separation and Distribution Agreement by and between FMC Technologies, Inc. and John Bean Technologies Corporation, dated July 31, 2008.

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-16489)).

3.2*	Amended and Restated By-Laws of FMC Technologies, Inc., effective October 8, 2010.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Schema Document.

101.CAL**	XBRL Calculation Linkbase Document.

101.DEF**	XBRL Definition Linkbase Document.

101.LAB**	XBRL Label Linkbase Document.

101.PRE**	XBRL Presentation Linkbase Document.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q