Form 10-K
period 2010-12-31
FMC TECHNOLOGIES INC
filed 2011-02-28
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, determined by multiplying the outstanding shares on June 30, 2010, by the closing price on such day of $52.66 as reported on the New York Stock Exchange, was $3,053,808,330.*

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of February 23, 2011 was 120,141,832.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for the 2011 Annual Meeting of Stockholders	Part III

*	Excludes 62,435,105 shares of the registrant’s Common Stock held by directors, officers and holders of more than 5% of the registrant’s Common Stock as of June 30, 2010. Exclusion of shares held by any person should not be construed to indicate that such person or entity possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person or entity is controlled by or under common control with the registrant.

Cautionary Note Regarding Forward-Looking Statements

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the Securities and Exchange Commission, our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, those described under Risk Factors in Item 1A, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and Quantitative and Qualitative Disclosures about Market Risk in Item 7A of this Annual Report on Form 10-K.

In some cases, forward-looking statements can be identified by such words or phrases as “will likely result,” “is confident that,” “expects,” “should,” “could,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and our outlook based on currently available information. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made and involve judgments. We undertake no obligation to publicly update or revise any forward-looking statements after the dates they are made, whether as a result of new information, future events, or otherwise, except to the extent required by law.

PART I

ITEM 1.	BUSINESS

OVERVIEW

We are a global provider of technology solutions for the energy industry. We design, manufacture and service technologically sophisticated systems and products including subsea production and processing systems, surface wellhead production systems, high pressure fluid control equipment, measurement solutions, and marine loading systems for the oil and gas industry. Our operations are aggregated into two reportable segments: Energy Production Systems and Energy Processing Systems. Financial information about our business segments is incorporated herein by reference from Note 19 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

We were incorporated in November 2000 under Delaware law and were a wholly owned subsidiary of FMC Corporation until our initial public offering in June 2001, when 17% of our common stock was sold to the public. On December 31, 2001, FMC Corporation distributed its remaining 83% ownership of our stock to FMC Corporation’s stockholders in the form of a dividend.

In July 2008, we spun-off our FoodTech and Airport Systems businesses, which are now known as John Bean Technologies Corporation (“JBT”), through a tax-free dividend to our shareholders. The results of JBT have been reported as discontinued operations for all periods presented. For additional information related to the spin-off of JBT, see Note 3 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Our principal executive offices are located at 1803 Gears Road, Houston, Texas 77067. As used in this report, except where otherwise stated or indicated by the context, all references to “FMC Technologies,” “we,” “us,” or “our” are to FMC Technologies, Inc. and its consolidated subsidiaries.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website at www.fmctechnologies.com, under

“Investors—Financial Information—SEC Filings.” Our Annual Report on Form 10-K for the year ended December 31, 2010, is also available in print to any stockholder free of charge upon written request submitted to Jeffrey W. Carr, Senior Vice President, General Counsel and Secretary, FMC Technologies, Inc., 1803 Gears Road, Houston, Texas 77067.

Throughout this Annual Report on Form 10-K, we incorporate by reference certain information from our Proxy Statement for the 2011 Annual Meeting of Stockholders. The Securities and Exchange Commission (“SEC”) allows us to disclose important information by referring to it in that manner. We provide stockholders with an annual report containing financial information that has been examined and reported upon, with an opinion expressed thereon by an independent registered public accounting firm. On or about March 30, 2011, our Proxy Statement for the 2011 Annual Meeting of Stockholders will be available on our website under “Investors—Financial Information—SEC Filings.” Similarly, our 2010 Annual Report to Stockholders will be available on our website under “Investors—Financial Information—Annual Reports.”

BUSINESS SEGMENTS

Energy Production Systems

Energy Production Systems designs and manufactures products and systems and provides services used by oil and gas companies involved in land and offshore, including deepwater, exploration and production of crude oil and natural gas. The foundation of this segment is our technology and engineering expertise. Our production systems control the flow of oil and gas from producing wells. We specialize in offshore production systems and have manufacturing facilities near most of the world’s principal offshore oil and gas producing basins. We market our products primarily through our own technical sales organization. Energy Production Systems revenue comprised approximately 81%, 84% and 81% of our consolidated revenue in 2010, 2009 and 2008, respectively.

Principal Products and Services

Subsea Systems. Subsea systems represented approximately 66%, 70% and 66% of our consolidated revenues in 2010, 2009 and 2008, respectively. Our systems are used in the offshore production of crude oil and natural gas. Subsea systems are placed on the seafloor and are used to control the flow of crude oil and natural gas from the reservoir to a host processing facility, such as a floating production facility, a fixed platform, or an onshore facility. Our subsea equipment is controlled by the host processing facility.

The design and manufacture of our subsea systems require a high degree of technical expertise and innovation. Some of our systems are designed to withstand exposure to the extreme hydrostatic pressure that deepwater environments present as well as internal pressures of up to 15,000 pounds per square inch (“psi”) and temperatures in excess of 350º F.

The development of our integrated subsea systems usually includes initial engineering design studies, subsea trees, control systems, manifolds, seabed template systems, flowline connection and tie-in systems, pumping and boosting capabilities and subsea wellheads. In order to provide these products, systems and services, we utilize engineering, project management, global procurement, manufacturing, assembly and testing capabilities.

Finally, we also provide installation and workover tools, service technicians for installation assistance and field support for commissioning, intervention and maintenance of our subsea systems throughout the life of the oilfield. This scope of activity also includes providing tools such as our light well intervention system for certain well workover and intervention tasks.

Surface Wellhead. In addition to our subsea systems, we provide a full range of surface wellheads and production systems for both standard service and critical service applications. Surface production systems, or trees, are used to control and regulate the flow of oil and gas from the well. Our surface products and systems are used worldwide on both land and offshore platforms and can be used in difficult climatic conditions, including arctic cold or desert high temperatures. We support our customers through engineering, manufacturing, field installation support, and aftermarket services. Surface products and systems represented approximately 15%, 14% and 14% of our consolidated revenues in 2010, 2009 and 2008, respectively.

Separation Systems. We design and manufacture systems that separate production flows from wells into oil, gas, sand and water. Our separation technology improves upon conventional separation technologies by moving the flow in a spiral, spinning motion. This causes the elements of the flow stream to separate more efficiently. These systems are currently capable of operating onshore or offshore.

Multi Phase Meters (“MPM”). We design and manufacture multiphase meters with applications that include production and surface well testing, reservoir monitoring, remote operation, fiscal allocation, process monitoring and control, and turbine and compressor monitoring. This technology delivers high accuracy and self-calibrating multiphase meters, with low maintenance features to meet our customers’ increasingly demanding requirements for subsea applications as well as topside applications. The MPM product line augments our portfolio of technologies for optimizing oil and gas recovery.

Product Development

We continue to advance technology development for subsea processing applications. Subsea processing offers significant opportunities for new technologies, which we believe provide considerable benefits to oil and gas producers. When separation and pumping is performed on the seabed, the hydrostatic pressure of the fluid going from the seabed to the surface is reduced for the gas stream and overcome via pumps for the liquid stream. This allows the well to flow more efficiently against a lower backpressure, accelerating production and enabling higher recoveries from the subsea reservoir. Also, seabed separation can significantly reduce the capital investment required for floating vessels or platforms, since certain processing functionality can be undertaken on the subsea rather than at surface. To further realize the benefits of this approach, we have undertaken development projects to improve the efficiency of subsea processing by expanding our portfolio of InLine separation technologies and enhancing boosting capabilities. The prototype Inline ElectroCoalescer promotes faster separation of water from oil enabling high-efficiency separation while lowering both capital expenditures and operating expenditures through its compact size, minimal maintenance requirements, and low power consumption. To improve the efficiency of solids removal, the subsea InLine DeSander offers compact size and operational simplicity to remove sand. This technology will be deployed for the first time as part of the production stream integrated into a subsea separation system for Petrobras’ Marlim project.

As more complex operations are performed on the seafloor, the need for advanced monitoring capabilities has grown. We have adopted a comprehensive approach to instrumentation, communication and control with our subsea systems capabilities. We are developing solutions for ‘intelligent energy’ that satisfy needs to intelligently make decisions throughout the value chain surrounding oilfield operations including sensing, communications, data analysis and taking action on information. A number of advancements were made during the year by our instrumentation groups. Our subsidiary, MPM, worked toward optimizing the design of its subsea meter based on customer feedback to reduce the size and weight of the meter. The new design will offer better serviceability and a simplified manufacturing and assembly process that will improve product delivery time. Additionally, we strengthened our real-time monitoring and flow analysis capabilities by expanding our FlowManagerTM product line by launching two new software modules, FlowManagerTM Dynamic and FlowManagerTM Performance.

Throughout the world, operators continue to seek technology to develop High-Pressure/High-Temperature (“HP/HT”) fields. As a leading provider of equipment for HP/HT applications, we continue to increase our system capabilities to offer subsea production equipment capable of 15,000 psi and 350º F. The program also has future targets of delivering technology for extreme and ultra HP/HT applications as the market demands these solutions. To support these objectives, we have made significant advancements in our valve and sealing technologies. Additionally, we are expanding our subsea choke product line, adding versions for HP/HT service.

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

With our integrated systems for subsea production, we have aggressively pursued alliances with oil and gas companies that are actively engaged in the subsea development of crude oil and natural gas. Development of subsea fields, particularly in deepwater environments, involves substantial capital investments by our customers. Our customers have sought the security of alliances with us to ensure timely and cost-effective delivery of subsea and other energy-related systems that provide an integrated solution to their needs. Our alliances establish important ongoing relationships with our customers. While our alliances do not always contractually commit our customers to purchase our systems and services, they have historically led to, and we expect that they will continue to result in such purchases. For instance, we have an alliance of this type with Statoil. In 2010, we generated approximately 13% of our consolidated revenues from Statoil. Additionally, we generated approximately 10% of our consolidated revenues from Total S.A. in 2010.

The loss of one or more of our significant oil and gas company customers could have a material adverse effect on our Energy Production Systems business segment.

Competition

Energy Production Systems competes with other companies that supply subsea systems, surface production equipment and separation systems, and with smaller companies that are focused on a specific application, technology or geographical niche in which we operate. Companies such as Cameron International Corporation, GE Oil & Gas, Aker Solutions, and Wood Group compete with us in the marketplace across our various product lines.

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

Energy Processing Systems

Energy Processing Systems designs, manufactures and supplies technologically advanced high pressure valves and fittings for oilfield service customers. We also manufacture and supply liquid and gas measurement and transportation equipment and systems to customers involved in the production, transportation and processing of crude oil, natural gas and petroleum-based refined products. We sell to the end-user through authorized representatives, distributor networks and our own technical sales organization. The segment’s products include fluid control, measurement solutions, loading systems, material handling systems, blending and transfer systems and high performance permanent magnet motors and bearings. Energy Processing Systems revenue comprised approximately 19%, 16% and 19% of our consolidated revenue in 2010, 2009 and 2008, respectively.

Principal Products and Services

Fluid Control. We design and manufacture flowline products, under the Weco®/Chiksan® trademarks, and pumps and valves used in well completion and stimulation activities by major oilfield service companies, such as Schlumberger Limited, BJ Services Company (now a Baker Hughes Incorporated company), Halliburton Company and Weatherford International Ltd.

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

Measurement Solutions. Our measurement systems provide solutions for use in custody transfer of crude oil, natural gas and refined products. We combine advanced measurement technology with state-of-the-art electronics and supervisory control systems to provide the measurement of both liquids and gases for purposes of verifying ownership and determining revenue and tax obligations. Our Smith Meter® product lines are well-established in the industry.

Loading Systems. We provide land- and marine-based fluid loading and transfer systems primarily to the oil and gas industry. Our systems are capable of loading and offloading marine vessels transporting a wide range of fluids, including crude oil, liquefied natural gas (“LNG”) and refined products. While these systems are typically constructed on a fixed jetty platform, we have also developed advanced loading systems that can be mounted on a vessel or structure to facilitate ship-to-ship or tandem loading and offloading operations in open seas or exposed locations.

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

Direct Drive Systems. We develop and manufacture high-performance permanent magnet motors and bearings. We provide operationally superior machines for a variety of primary energy-related applications, including integral motors and related system components for compression and pumping for natural gas pipelines, offshore platform and subsea processing markets. The compact size, efficiency and reliability of the motors make them ideal for these demanding applications.

Product Development

We continue to expand our energy processing capabilities to meet the demanding needs of shale gas applications and LNG transportation with the development of the Articulating Frac Arm Manifold (“AFAM”) trailer and the Articulated Tandem Offshore Loader (“ATOL”). For performing hydraulic fracturing (“frac”) operations, the AFAM trailer integrates the Articulating Frac Arm (“AFA”) onto a single manifold trailer solution to assist in the transport of frac fluids from the pump truck to the well. The AFAM trailer offers significant time and cost savings while improving health, safety and environmental conditions for personnel performing the frac operation. The ATOL employs a robust marine loading arm with a unique targeted guiding system enabling the safe transfer of LNG cargoes between two floating vessels. This innovative solution can connect, disconnect, undertake emergency release operations, and operate under the challenging conditions created by high and rapid waves.

Dependence on Key Customers

No single Energy Processing Systems customer accounts for 10% or more of our annual consolidated revenue.

Competition

Energy Processing Systems currently is a market share leader for its primary products and services. Some of the factors upon which we compete include technological innovation, reliability and product quality. Energy Processing Systems competes with a number of companies primarily in the gas and liquid custody transfer, high-pressure pumping services, and fluid loading and transfer systems industries.

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

Research and Development

We are engaged in research and development (“R&D”) activities directed largely toward the improvement of existing products and services, the design of specialized products to meet customer needs and the development of new products, processes and services. A large part of our product development spending in the past has focused on the standardization of our subsea and surface product lines. With standardized products, we can minimize engineering content, improve inventory utilization and reduce cost through value engineering. Additional financial information about Company-sponsored research and development activities is incorporated herein by reference from Note 19 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Patents, Trademarks and Other Intellectual Property

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our businesses. As part of our ongoing research and development, we seek patents when appropriate for new products and product improvements. We have approximately 1,035 issued patents and pending patent applications worldwide. Further, we license intellectual property rights to or from third parties. We also own numerous U.S. and foreign trademarks and trade names and have approximately 260 registrations and pending applications in the United States and abroad.

We protect and promote our intellectual property portfolio and take those actions we deem appropriate to enforce our intellectual property rights and to defend our right to sell our products. We do not believe, however, that the loss of any one patent, trademark or license, or group of related patents, trademarks or licenses would have a material adverse effect on our overall business.

Employees

As of December 31, 2010, we had approximately 11,500 full-time employees; approximately 3,500 in the United States and 8,000 in non-U.S. locations. A small percentage of our U.S. employees are represented by labor unions.

International Operations

A few of our non-U.S. subsidiaries have engaged in transactions with countries subject to U.S. restrictions; however, the aggregate amount of such sales has not exceeded 1.0% of our consolidated annual revenue. As such, we consider these sales immaterial. Even though our non-U.S. subsidiaries may, under applicable laws and regulations, engage in transactions with various countries, in 2009, like many other companies, we adopted a policy directing our non-U.S. subsidiaries to effectuate an orderly withdrawal from doing business with the various countries. This policy prohibited entering into new commitments involving these countries, but did not require the non-U.S. subsidiaries to cease performance of existing commitments, provided such commitments could be performed in compliance with all applicable laws and regulations. As a result of this policy decision, non-U.S. subsidiary sales to these countries accounted for less than 1.0% of our consolidated revenue in 2010. Furthermore, we expect all remaining outstanding commitments to be substantially completed during 2011 and that revenue related to these sales will not be significant. While some residual service-related sales may occur after 2011, we expect these will be insignificant.

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

The executive officers of FMC Technologies, together with the offices currently held by them, their business experience and their ages as of February 28, 2011, are as follows:

Name	Age	Office, year of election and other information for past five years
Peter D. Kinnear	63	Chairman and Chief Executive Officer (2010); Chairman, President and Chief Executive Officer (2008); President and Chief Executive Officer (2007); President and Chief Operating Officer (2006); Executive Vice President (2004); Vice President (2001)
John T. Gremp	59	President and Chief Operating Officer (2010); Executive Vice President—Energy Systems (2007); Vice President and Group Manager—Energy Production (2004), General Manager (2002)
William H. Schumann, III	60	Executive Vice President and Chief Financial Officer (2007); Senior Vice President and Chief Financial Officer (2001); Treasurer (2010, 2002-2004)
Robert L. Potter	60	Executive Vice President—Energy Systems (2010); Senior Vice President—Energy Processing and Global Surface Wellhead (2007); Vice President—Energy Processing Systems (2001)
Tore Halvorsen	56	Senior Vice President—Global Subsea Production Systems (2007); Vice President—Subsea Systems Eastern Hemisphere (2004); Managing Director of FMC Kongsberg Subsea AS (1994)
Jeffrey W. Carr	54	Senior Vice President, General Counsel and Secretary (2010); Vice President, General Counsel and Secretary (2001)
Maryann T. Seaman	48	Vice President, Treasurer and Deputy Chief Financial Officer (2010); Vice President, Administration (2007); Director of Investor Relations and Corporate Development (2003)
Mark J. Scott	57	Vice President, Administration (2010); Senior Vice President of Human Resources for Dresser, Inc. (2004)
Jay A. Nutt	47	Vice President and Controller (2009); Controller (2008); Controller—Energy Systems (2007); Controller—Energy Production Systems (2001)
Bradley D. Beitler	57	Vice President, Technology (2009); Director of Technology (2006); Director of Business Development (2001)
Johan Pfeiffer	46	Vice President—Global Surface Wellhead (2010); General Manager for Subsea activities in Europe, Africa, and the Common Wealth of Independent States (CIS) (2007); General Manager for Surface in the Americas (2005); Managing Director of FMC Kongsberg Subsea AS (2003)

No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. During the past five years, none of the above-listed officers have been involved in any legal proceedings as defined in Item 401(f) of Regulation S-K. All officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

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

We are substantially dependent on conditions in the oil and gas industry, including the industry’s willingness and ability to spend capital on the exploration for and development of crude oil and natural gas. Any substantial or extended decline in these expenditures may result in the reduced pace of discovery and development of new reserves of oil and gas and the reduced exploitation of existing wells, which could adversely affect demand for our systems and services and, in certain instances, result in the cancellation, modification or rescheduling of existing orders. These factors could have an adverse effect on our revenue and profitability. The level of spending is generally dependent on current and anticipated supply and demand for crude oil and natural gas and the corresponding impact on prices which have been volatile in the past.

•	The industries in which we operate or have operated expose us to potential liabilities arising out of the installation or use of our systems that could adversely affect our financial condition.

We are subject to equipment defects, malfunctions and failures, equipment misuse and natural disasters, the occurrence of which may result in uncontrollable flows of gas or well fluids, fires and explosions. Although we have obtained insurance against many of these risks, our insurance may not be adequate to cover our liabilities. Further, the insurance may not generally be available in the future or, if available, premiums may not be commercially justifiable. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations or financial condition could be materially adversely affected.

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

We depend on the demand for our products, systems and services from oil and gas companies. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry. For example, the adoption of laws and regulations curtailing exploration and development of drilling for crude oil and natural gas in our areas of operation for economic, environmental or other reasons could adversely affect our operations by limiting demand for our systems and services. In light of our foreign operations and sales, we are also subject to changes in foreign laws and regulations that may encourage or require hiring of local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular non-U.S. jurisdiction.

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

In December 2009, the United States Environmental Protection Agency (EPA) announced an endangerment finding under the United States Clean Air Act that greenhouse gas emissions endanger public health and welfare. The EPA also enacted regulations in September 2009, which became effective January 1, 2010, requiring monitoring and reporting by certain facilities and companies of greenhouse gas emissions. Carbon emission reporting and reduction programs have also expanded in recent years at the state, regional and national levels with certain countries having already implemented various types of cap-and-trade programs aimed at reducing carbon emissions from companies that currently emit greenhouse gases such as electric power generators and utilities.

To the extent we are subject to any of these or other similar proposed or newly enacted laws and regulations, we expect that our efforts to monitor, report and comply with such laws and regulations, and any related taxes imposed by such programs, will increase our cost of doing business in certain jurisdictions, including the United States. To the extent our customers are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated which could negatively impact our operations in those same jurisdictions. If the proposed or newly enacted laws dampen demand for oil and gas production, they could lower spending by our customers for our products and services.

•

The Deepwater Horizon event and its aftermath, including any additional regulations that cause delays or deter new drilling, could adversely affect our financial position, results of operations and cash flows.

As a result of the Deepwater Horizon explosion and related oil leak last April 2010 in the U.S. Gulf of Mexico, the Secretary of the U.S. Department of the Interior directed the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEMRE”) to issue a suspension, until November 30, 2010, of drilling activities for specified drilling configurations and technologies. Although this moratorium was lifted on October 12, 2010, we cannot predict with certainty when drilling operations will fully resume in the U.S. Gulf of Mexico. The BOEMRE has also issued new guidelines and regulations regarding safety, environmental matters, drilling equipment and decommissioning applicable to drilling in the U.S. Gulf of Mexico, and may take other additional steps that could increase the costs of exploration and production, reduce the area of operations and result in permitting delays. Notwithstanding the lifting of the moratorium, we anticipate that there will continue to be delays in the resumption of drilling-related activities, including delays in the issuance of drilling permits, as these various regulatory initiatives are implemented.

In addition to the new requirements recently imposed by the BOEMRE, there have been a variety of proposals to change existing laws and regulations, including the proposal to significantly increase the ability to demonstrate the minimum financial responsibility under the Federal Oil Pollution Act of 1990, that could adversely affect our operations and cause us to incur increased costs. Implementation of any one or more of the various proposed changes could materially adversely affect operations in the U.S. Gulf of Mexico by raising operating costs, increasing insurance premiums, delaying drilling operations and increasing regulatory requirements, and, further, could lead to a wide variety of other unforeseeable consequences that make operations in the U.S. Gulf of Mexico and other offshore waters more difficult, more time consuming, and more costly. Furthermore, customers may seek to shift more responsibility to us, as a supplier, for pollution-related and other significant claims and liabilities. Any one or more of these factors that lead to an increase in the cost of operations in offshore waters or any decrease or delay in offshore exploration and production activity could adversely affect our financial condition, cash flows and results of operations.

COMPANY-RELATED RISKS

•	Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business could adversely affect our business or results of operations.

We operate manufacturing facilities in 15 countries outside of the United States and approximately 77% of our 2010 revenue was generated internationally. Instability and unforeseen changes in the international markets in which we conduct business, including economically and politically volatile areas such as North Africa, West Africa, the Middle East, Latin America and the Asia Pacific region, could cause or contribute to factors that could have an adverse effect on the demand for our systems and services, our financial condition or our results of operations. These factors include:

•	nationalization and expropriation;

•	potentially burdensome taxation;

•	inflationary and recessionary markets, including capital and equity markets;

•	civil unrest, labor issues, political instability, terrorist attacks, military activity and wars;

•	supply disruptions in key oil producing countries;

•	ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and pricing;

•	trade restrictions, trade protection measures or price controls;

•	foreign ownership restrictions;

•	import or export licensing requirements;

•	restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations;

•	changes in and the administration of laws and regulations;

•	inability to repatriate income or capital;

•	reductions in the availability of qualified personnel;

•	foreign currency fluctuations or currency restrictions; and

•	fluctuations in the interest rate component of forward foreign currency rates.

Because a significant portion of our revenue is denominated in foreign currencies, changes in exchange rates will produce fluctuations in our revenues, costs and earnings, and may also affect the book value of our assets located outside of the United States and the amount of our stockholders’ equity. Although it is our policy to seek to minimize our currency exposure by engaging in hedging transactions where appropriate, our efforts may not be successful. To the extent we sell our products and services in foreign markets, currency fluctuations may result in our products and services becoming too expensive for foreign customers.

•	Our businesses are subject to a variety of governmental regulations, violations of which could have a material adverse effect on our financial condition and results of operations.

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

Our operations outside the United States require us to comply with a number of U.S. and international regulations. For example, our operations in countries outside the United States are subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to the FCPA. However, our policies, procedures and programs may not always protect us from reckless or criminal acts committed by our employees or agents, and severe criminal or civil sanctions would be the result of violations of the FCPA. We are also subject to the risks that our employees, joint venture partners, and agents outside of the United States may fail to comply with other applicable laws.

Compliance with U.S. regulations on trade sanctions and embargoes poses a risk to us since our business is conducted on a worldwide basis through various subsidiaries. The U.S. government restricts sales of goods and services and certain other transactions with various countries for policy and national security reasons. While these restrictions apply to U.S. entities, they do not apply to non-U.S. subsidiaries of U.S. companies so long as those entities involved comply with restrictions on U.S. content and U.S. personnel approval and facilitation. A few of our non-U.S. subsidiaries have engaged in transactions with countries subject to the U.S. restrictions; however, the aggregate amount of such sales has not exceeded 1% of our consolidated annual revenue. Even though our non-U.S. subsidiaries may, under applicable laws and regulations, engage in transactions with various countries, in 2009, we adopted a policy directing our non-U.S. subsidiaries to effectuate an orderly withdrawal from doing business with these countries. This policy prohibited entering into new commitments involving these countries, but did not require the non-U.S. subsidiaries to cease performance of existing commitments provided such commitments could be performed in compliance with all applicable laws and regulations. During the second quarter of 2010, we received inquiries from the SEC and the Office of Foreign Assets Control (“OFAC”) related to transactions with certain restricted countries with a specific focus on Sudan and Iran. We have provided information to both agencies in response to these requests. The SEC notified us during the third quarter of 2010 that it has closed its inquiry and we have had no further communications from OFAC.

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

We often enter into large, long-term contracts that, collectively, represent a significant portion of our revenue. For example, we have an alliance of this type with Statoil, and we generated approximately 13% of our consolidated revenues from Statoil in 2010. These agreements, if terminated or breached, may have a larger impact on our operating results or our financial condition than shorter-term contracts due to the value at risk. If we were to lose several key alliances or agreements over a relatively short period of time we could experience a significant adverse impact on our financial condition or results of operations.

•	Our businesses are dependent on the continuing services of certain of our key managers and employees.

We depend on our senior executive officers and other key personnel. The loss of any of these officers or key management could adversely impact our business if we are unable to implement key strategies or transactions in their absence. In addition, competition for qualified employees among companies that rely heavily on engineering and technology (as we do) is intense. The loss of qualified employees or an inability to attract, retain and motivate additional highly-skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully and develop marketable products and services.

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

•	We may be subject to litigation if another party claims that we have infringed upon its intellectual property rights.

The tools, techniques, methodologies, programs and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running our core business. Royalty payments under licenses from third parties, if available, would increase our costs. If a license were not available we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operation and cash flows. Additionally, developing non-infringing technologies would increase our costs.

•	Disruptions in the timely delivery of our backlog could affect our future sales, profitability, and our relationships with our customers.

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

•

Many of our customers’ activity levels, spending for our products and services, and ability to pay amounts owed us may be impacted by disruptions in the financial and credit markets as well as volatility in commodity prices.

Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Limited access to external sources of funding may cause our customers to reduce their capital spending plans. A reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities, or the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our products and services. While crude oil price and natural gas prices have increased since their lows during early 2009, such prices are lower than they were during much of 2008 and continue to experience volatility. An extended worldwide economic recession could lead to further reductions in demand for energy and thus lower oil and natural gas prices. Any prolonged reduction in oil and natural gas prices is likely to depress short-term exploration, development, production and expenditure levels. Oil and gas company perceptions of longer-term lower oil and natural gas prices may reduce or defer major expenditures on long-term, large-scale development projects. Lower levels of activity and expenditures in the oil and gas industry could result in a decline in demand for our systems and services and could have an adverse effect on our revenue and profitability. These same factors may result in our customers’ inability to fulfill their contractual obligations to us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our executive offices in Houston, Texas. We operate 27 production facilities in 16 countries.

We believe our properties and facilities meet present requirements and are in good operating condition and that each of our significant production facilities is operating at a level consistent with the requirements of the industry in which it operates. We also believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

The significant production properties for the Energy Production Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Houston, Texas	563,000	Leased/Owned
Oklahoma City, Oklahoma	57,000	Leased/Owned
International:
*Kongsberg, Norway	831,000	Leased
Nusajaya, Malaysia	390,000	Owned
Rio de Janeiro, Brazil	325,000	Owned
Singapore	263,000	Leased
Bergen, Norway	254,000	Leased/Owned
Dunfermline, Scotland	243,000	Leased/Owned
*Sens, France	198,000	Owned
Pasir Gudang, Malaysia	118,000	Leased
Macaé, Brazil	84,000	Owned
Collecchio, Italy	68,000	Leased
Maracaibo, Venezuela	62,000	Owned
Stavanger, Norway	58,000	Leased
Edmonton, Canada	57,000	Leased
Luanda, Angola	53,000	Leased
Jakarta, Indonesia	53,000	Leased
Aberdeen, Scotland	31,000	Owned
Port Harcourt, Nigeria	25,000	Leased
Arnhem, The Netherlands	23,000	Owned

*These facilities are production properties for both Energy Production Systems and Energy Processing Systems.

The significant production properties for the Energy Processing Systems operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Tupelo, Mississippi	354,000	Owned
Stephenville, Texas	261,000	Owned
Erie, Pennsylvania	258,000	Owned
Corpus Christi, Texas	53,000	Leased/Owned
Fullerton, California	51,000	Leased
International:
Ellerbek, Germany	131,000	Owned
Changshu, China	64,000	Leased

ITEM 3.	LEGAL PROCEEDINGS

We are the named defendant in a number of lawsuits; however, while the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol FTI. Market information with respect to our common stock is incorporated herein by reference from Note 20 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

As of February 23, 2011, there were 3,493 holders of record of FMC Technologies’ common stock. On February 23, 2011, the last reported sales price of our common stock on the New York Stock Exchange was $91.16.

We have not declared or paid cash dividends in 2010 or 2009, and we do not currently have a plan to pay cash dividends in the future.

As of December 31, 2010, our securities authorized for issuance under equity compensation plans were as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	280,204	(1)	$10.11	13,471,057	(2)
Equity compensations plans not approved by security holders	—		—	—
Total	280,204	(1)	$10.11	13,471,057	(2)

(1)	The table includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of our common stock under the Amended and Restated FMC Technologies Incentive Compensation and Stock Plan (the “Plan”). The table does not include shares of restricted stock that have been awarded under the Plan but which have not yet vested.

(2)	The table includes shares of our common stock available for future issuance under the Plan, excluding the shares quantified in the first column. This number includes 2,497,149 shares available for issuance for nonvested stock awards that vest after December 31, 2010.

We had no unregistered sales of equity securities during the year ended December 31, 2010.

The following table summarizes repurchases of our common stock during the three months ended December 31, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased under the Plans or Programs (b)(c)
October 1, 2010 – October 31, 2010	4,300	$72.37	—	2,512,794
November 1, 2010 – November 30, 2010	315	$75.78	—	2,512,794
December 1, 2010 – December 31, 2010	1,070	$86.62	—	2,512,794

Total	5,685	$75.24	—	2,512,794

(a)	Represents shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 75,484 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended December 31, 2010.

(b)	In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock split on August 31, 2007, the authorization was increased to 30 million shares. In July 2008, in connection with the JBT spin-off, and as required by the Internal Revenue Service (“IRS”), the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock in addition to the 30 million shares described above.

(c)	As of December 31, 2010, there were no remaining shares available for purchase under the July 2008 Board of Directors authorization.

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The chart compares the percentage change in the cumulative stockholder return on our common stock against the cumulative total return of the Philadelphia Oil Service Sector Index (“OSX”) and the S&P Composite 500 Stock Index. The comparison is for a period beginning December 31, 2005 and ending December 31, 2010. The chart assumes the investment of $100 on December 31, 2005 and the reinvestment of all dividends, including the reinvestment of the JBT stock dividend paid to our shareholders on July 31, 2008.

	2005	2006	2007	2008	2009	2010
FMC TECHNOLOGIES, INC.	$100	$144	$264	$117	$284	$436
OSX	$100	$114	$168	$68	$109	$139
S&P 500	$100	$116	$122	$77	$97	$112

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our audited financial statements. Audited financial statements for the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009 are included elsewhere in this report.

(In millions) Years Ended December 31	2010	2009	2008	2007	2006
Revenue:
Energy Production Systems	$3,355.7	$3,721.9	$3,670.7	$2,882.2	$2,249.5
Energy Processing Systems	775.5	698.4	883.2	767.7	672.3
Other revenue and intercompany eliminations	(5.6)	(14.9)	(3.0)	(1.0)	(6.4)

Total revenue	$4,125.6	$4,405.4	$4,550.9	$3,648.9	$2,915.4

Cost of sales	$3,074.0	$3,434.5	$3,623.1	$2,921.9	$2,370.0
Selling, general and administrative expense	432.0	389.5	351.7	310.6	271.0
Research and development expense	68.0	51.3	45.3	40.8	33.0

Total costs and expenses	3,574.0	3,875.3	4,020.1	3,273.3	2,674.0
Other income (expense), net	(4.9)	(2.7)	(23.0)	29.9	(7.0)

Income from continuing operations before net interest expense and income taxes	546.7	527.4	507.8	405.5	234.4
Net interest expense	(8.8)	(9.5)	(1.5)	(9.3)	(6.7)

Income from continuing operations before income taxes	537.9	517.9	506.3	396.2	227.7
Provision for income taxes	159.6	155.1	152.0	134.5	62.7

Income from continuing operations	378.3	362.8	354.3	261.7	165.0
Income (loss) from discontinued operations, net of income taxes	(0.4)	0.5	8.4	42.2	113.8

Net income	377.9	363.3	362.7	303.9	278.8
Less: net income attributable to noncontrolling interests	(2.4)	(1.5)	(1.4)	(1.1)	(2.5)

Net income attributable to FMC Technologies, Inc.	$375.5	$361.8	$361.3	$302.8	$276.3

(In millions, except per share data) Years Ended December 31	2010	2009	2008	2007	2006
Diluted earnings per share attributable to FMC Technologies:
Income from continuing operations	$3.06	$2.87	$2.72	$1.95	$1.16
Diluted earnings per share	$3.06	$2.88	$2.78	$2.26	$1.97
Diluted weighted average shares outstanding	122.7	125.7	129.7	133.8	140.3
Common stock price range:
High	$89.12	$58.84	$80.86	$66.86	$35.67
Low	$47.60	$23.79	$20.34	$27.76	$22.50
Cash dividends declared	$—	$—	$—	$—	$—

As of December 31	2010	2009	2008	2007	2006
Balance sheet data:
Total assets (1)	$3,644.2	$3,556.4	$3,580.9	$3,211.1	$2,487.8
Net (debt) cash (2)	$(47.8)	$40.6	$(154.9)	$0.2	$(138.9)
Long-term debt, less current portion	$351.1	$391.6	$472.0	$112.2	$212.6
Total FMC Technologies, Inc. stockholders’ equity	$1,311.7	$1,102.8	$690.4	$1,021.7	$886.0

Years Ended December 31	2010	2009	2008	2007	2006
Other financial information:
Capital expenditures	$112.5	$110.0	$165.0	$179.6	$115.6
Cash flows provided by operating activities of continuing operations	$194.8	$596.6	$261.7	$542.8	$51.7
Segment operating capital employed (3)	$1,722.8	$1,369.6	$1,160.1	$920.6	$964.6
Order backlog (4)	$4,171.5	$2,545.4	$3,651.2	$4,490.7	$2,332.0

(1)	We reclassified $46.9 million from current and deferred tax liabilities to current and deferred tax assets in our December 31, 2009 consolidated balance sheet to differentiate between tax jurisdictions.

(2)	Net (debt) cash consists of short-term debt, long-term debt and the current portion of long-term debt less cash and cash equivalents. Net (debt) cash is a non-GAAP measure that management uses to evaluate our capital structure and financial leverage. See “Liquidity and Capital Resources” in Item 7 of this Annual Report on Form 10-K for additional discussion of net (debt) cash.

(3)	We view segment operating capital employed, which consists of assets, net of liabilities, as the primary measure of segment capital. Segment operating capital employed excludes corporate debt facilities and certain investments, pension liabilities, deferred and currently payable income taxes and last-in, first-out (“LIFO”) inventory reserves. See additional financial information about segment operating capital employed in Note 19 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

(4)	Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We design, manufacture and service sophisticated machinery and systems for customers in the energy industry. We have manufacturing operations worldwide, strategically located to facilitate delivery of our products, systems and services to our customers. Our operations are aggregated into two reportable segments: Energy Production Systems and Energy Processing Systems. We focus on economic and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. The following discussion provides examples of the kinds of economic and industry factors and key risks that we consider.

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

We also focus on key risk factors when determining our overall strategy and making decisions for allocating capital. These factors include risks associated with the global economic outlook, product obsolescence, and the competitive environment. We address these risks in our business strategies, which incorporate continuing development of leading edge technologies and cultivating strong customer relationships.

In 2009, we expanded our portfolio of technology offerings through the acquisitions of DDS and MPM. DDS is a California-based manufacturer of high-performance permanent magnet motors and bearings for the oil and gas industry. MPM is a Norway-based manufacturer of high-performance multiphase flow meters.

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

As we evaluate our operating results, we view our business segments by product line and consider performance indicators like segment revenue, operating profit and capital employed, in addition to the level of inbound orders and order backlog. A significant proportion of our revenues are recognized under the percentage of completion method of accounting. Our payments for such arrangements are generally received according to milestones achieved under stated contract terms. Consequently, the timing of revenue recognition is not always highly correlated with the timing of customer payments. We may structure our contracts to receive advance payments which we typically use to fund engineering efforts and inventory purchases. Working capital (excluding cash) and net (debt) cash are therefore key performance indicators of cash flows.

In July 2008, we spun-off our FoodTech and Airport Systems businesses, which are now known as JBT, through a tax-free dividend to our shareholders. The results of JBT have been reported as discontinued operations for all periods presented. For additional information related to the spin-off of JBT, see Note 3 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

In our segments, we serve customers from around the world. During 2010, approximately 77% of our total sales were to non-U.S. locations. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies. For example, we have targeted opportunities in West Africa, Brazil, Russia and the Asia Pacific region because of the expected offshore drilling potential in those regions.

Business Outlook

Management remains optimistic about business activity for 2011. The current oil market is reflective of stabilizing global economies and firming expectations of increased energy demand. As a result of the rising expectations for energy demand, oil prices have steadily increased from the depressed levels witnessed in 2009 to a level that we consider to be conducive to deepwater economics. The strength in oil prices is expected to continue into 2011. Additionally, expansion of the floating rig fleet is also a critical enabler for our customers to expand their capacity to complete subsea wells. After growing 27% since 2007, the fleet is expected to grow another 20% over the next two years. As a consequence, demand for exploration and production activity is also improving, leading to expectations of ongoing strength for 2011. Preliminary estimates for the major oil and gas producers indicate capital spending will continue to increase in 2011, driven in large part by deepwater activity. Overall, we believe that the subsea market will remain robust, particularly for international operations.

There continues to be some uncertainty about the long term effect of the recently lifted deepwater drilling moratorium in the U.S. Gulf of Mexico. Notwithstanding the lifting of the moratorium, we anticipate that there will continue to be delays in the issuance of drilling permits and resumption of drilling-related activities, as certain regulatory initiatives are implemented. Management continues to monitor the impact of the moratorium on business operations. However, our subsea U.S. Gulf of Mexico revenue represented approximately 11% and 12% of our consolidated revenue in 2010 and 2009, respectively.

CONSOLIDATED RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	Year Ended December 31,			Change
($ in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Revenue	$4,125.6	$4,405.4	$4,550.9	$(279.8)	(6)%	$(145.5)	(3)%
Costs and expenses:
Cost of sales	3,074.0	3,434.5	3,623.1	(360.5)	(11)	(188.6)	(5)
Selling, general and administrative expense	432.0	389.5	351.7	42.5	11	37.8	11
Research and development expense	68.0	51.3	45.3	16.7	33	6.0	13

Total costs and expenses	3,574.0	3,875.3	4,020.1	(301.3)	(8)	(144.8)	(4)
Other expense, net	(4.9)	(2.7)	(23.0)	(2.2)	(81)	20.3	88
Net interest expense	(8.8)	(9.5)	(1.5)	0.7	7	(8.0)	*

Income before income taxes	537.9	517.9	506.3	20.0	4	11.6	2
Provision for income taxes	159.6	155.1	152.0	4.5	3	3.1	2

Income from continuing operations	378.3	362.8	354.3	15.5	4	8.5	2
Income (loss) from discontinued operations, net of income taxes	(0.4)	0.5	8.4	(0.9)	*	(7.9)	*

Net income	377.9	363.3	362.7	14.6	4	0.6	—

Less: net income attributable to noncontrolling interests	(2.4)	(1.5)	(1.4)	(0.9)	(60)	(0.1)	(7)

Net income attributable to FMC Technologies, Inc.	$375.5	$361.8	$361.3	$13.7	4%	$0.5	—%

*	Not meaningful

2010 Compared With 2009

Revenue for the year ended December 31, 2010, decreased by $279.8 million compared to the prior year. Total revenue for 2010 included an $81.5 million favorable impact of foreign currency translation, as compared to 2009. Excluding the impact of foreign currency translation, total revenue declined by $361.3 million year-over-year. We entered the year in 2010 with a lower backlog driven by the weak global economic climate of 2009. The impact of the lower backlog coming into 2010, combined with less progress in the early stages of subsea projects awarded in the first half of 2010, resulted in decreased revenue for Energy Production Systems year-over-year. The impact of the drilling moratorium imposed in the U.S. Gulf of Mexico also resulted in some delay in project orders and service activities, further reducing subsea revenue in 2010. Additionally, within Energy Processing Systems, our material handling systems and loading systems businesses experienced decreased revenue which was more than offset by an increased demand for products in our fluid control business which benefited from strengthening oil and gas prices as well as strong North American oil and gas land-based activity.

Gross profit (revenue less cost of sales) increased as a percentage of sales from 22.0% in 2009 to 25.5% in 2010. The margin improvement was driven primarily by continued progress on some of the more profitable projects in our subsea backlog. Additionally, oil and gas prices strengthened and North American oil and gas land-based activity improved year-over-year, resulting in higher sales volume and margin improvement in our fluid control business.

Selling, general and administrative (“SG&A”) expense increased by $42.5 million year-over-year, driven by increased bid activity and additional staffing to support operations. Current year expense also includes a full year of activities in 2010 related to businesses acquired during the fourth quarter of 2009.

R&D expense increased year-over-year, as we continue to advance new technologies pertaining to subsea processing capabilities. The current year expense also reflects a full year of R&D activity related to businesses acquired during the fourth quarter of 2009.

Other expense, net, reflected non-operating, net mark-to-market losses of $6.9 million and $6.3 million related to foreign currency exposures for the years ended December 31, 2010 and 2009, respectively. This was partially offset by $2.6 million and $3.5 million in gains associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan during the years ended December 31, 2010 and 2009, respectively. Further discussion of our derivative instruments is incorporated herein by reference from Note 14 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Our provision for income taxes reflected an effective tax rate of 29.8% in 2010. In 2009, our effective tax rate was 30.0%. Compared to 2009, our 2010 effective tax rate reflected a favorable change in the country mix of earnings, partially offset by an increase in the U.S. tax cost of foreign earnings repatriation, including an increase in the provision of U.S. tax on the undistributed earnings of certain foreign subsidiaries that we have determined are not indefinitely reinvested. In 2010, we also recorded a benefit of $27.6 million related to both the resolution of an IRS appeal for our 2004 and 2005 tax years with respect to our treatment of intercompany transfer pricing and the associated impact of remeasuring reserves related to intercompany transfer pricing for all other open tax years. This benefit was more than offset by charges related to additional reserves for uncertain tax positions related to the current and prior years. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates and the impact of foreign earnings repatriation.

2009 Compared With 2008

Our total revenue for the year ended December 31, 2009, decreased by $145.5 million compared to the prior year. Total revenue for 2009 included a $355.0 million unfavorable impact of foreign currency translation, as compared to 2008. Excluding the impact of foreign currency translation, total revenue grew by $209.5 million during 2009, compared to the prior year, as a result of our Energy Production Systems’ businesses. The revenue increase was partially offset by a decline in Energy Processing Systems’ revenue, largely driven by the weaker year-over-year North American oil and gas land-based activity due to the deterioration of oil and gas prices in early 2009.

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

SG&A expense increased as a percentage of sales from 7.7% in 2008 to 8.8% in 2009. SG&A expense for 2009 included a $13.9 million favorable impact from foreign currency translation. The improvement in our common stock price held in an employee benefit trust for our nonqualified deferred compensation plan resulted in $8.5 million of compensation expense in 2009, compared to a gain of $11.4 million in 2008. We also had increased pension expense of $11.4 million year-over-year as a result of lower plan asset performance during 2008.

Additionally, we had increased spending in Energy Production Systems due to increased bid activity for projects awarded in 2010.

We increased our R&D activities in 2009 as we continue to advance new technologies for subsea processing capabilities.

Other expense, net, reflected non-operating losses of $6.3 million and $15.7 million on foreign currency exposures and derivative instruments, for which hedge accounting is not applied, for the years ended December 31, 2009 and 2008, respectively. Additionally, we recognized $3.5 million in gains during 2009, compared to $7.3 million in expense during 2008, associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan. Further discussion of our derivative instruments is incorporated herein by reference from Note 14 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Net interest expense was higher in 2009, primarily due to lower interest income in 2009, as compared to 2008, driven by lower yields on cash investments.

Our provision for income taxes reflected an effective tax rate of 30.0% in 2009. In 2008, our effective tax rate was 30.1%. The change in the effective rate in 2009 was primarily related to a favorable change in country mix of earnings, partially offset by a provision of U.S. tax on the undistributed earnings of certain foreign subsidiaries that we have determined are not indefinitely reinvested, an increase in the U.S. tax cost of deemed and actual dividends from foreign subsidiaries, and an increased provision of U.S. tax on unrecognized tax benefits. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates and the impact of foreign earnings repatriation.

Operating Results of Business Segments

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other revenue and other (expense), net.

The following table summarizes our operating results for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,			Favorable/(Unfavorable)
($ in millions)	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
Revenue
Energy Production Systems	$3,355.7	$3,721.9	$3,670.7	$(366.2)	(10)%	$51.2	1%
Energy Processing Systems	775.5	698.4	883.2	77.1	11	(184.8)	(21)
Other revenue and intercompany eliminations	(5.6)	(14.9)	(3.0)	9.3	*	(11.9)	*

Total revenue	$4,125.6	$4,405.4	$4,550.9	$(279.8)	(6)%	$(145.5)	(3)%

Net income
Segment operating profit
Energy Production Systems	$498.6	$516.1	$420.7	$(17.5)	(3)%	$95.4	23%
Energy Processing Systems	134.8	102.4	165.5	32.4	32	(63.1)	(38)

Total segment operating profit	633.4	618.5	586.2	14.9	2	32.3	6
Corporate items:
Corporate expense	(40.2)	(35.4)	(37.5)	(4.8)	(14)	2.1	6
Other revenue and other (expense), net	(48.9)	(57.2)	(42.3)	8.3	15	(14.9)	(35)
Net interest expense	(8.8)	(9.5)	(1.5)	0.7	7	(8.0)	*

Total corporate items	(97.9)	(102.1)	(81.3)	4.2	4	(20.8)	(26)

Income from continuing operations before income taxes	535.5	516.4	504.9	19.1	4	11.5	2
Provision for income taxes	159.6	155.1	152.0	(4.5)	(3)	(3.1)	(2)

Income from continuing operations	375.9	361.3	352.9	14.6	4	8.4	2
Income (loss) from discontinued operations, net of income taxes	(0.4)	0.5	8.4	(0.9)	*	(7.9)	*

Net income attributable to FMC Technologies, Inc.	$375.5	$361.8	$361.3	$13.7	4%	$0.5	—%

*	Not meaningful

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

Energy Production Systems

2010 Compared With 2009

Energy Production Systems’ revenue was $366.2 million lower for the year ended December 31, 2010, compared to the prior year. Revenue for 2010 included an $86.9 million favorable impact of foreign currency translation, as compared to 2009. Excluding the impact of foreign currency translation, total revenue declined by $453.1 million during 2009, compared to the prior year. Segment revenue is impacted by the level of backlog and trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. The decline in oil and gas exploration activity during 2009, and consequently, the reduction in our subsea backlog during the prior year, combined with early stage progress on subsea projects awarded in the first half of 2010, resulted in the decline in revenue year-over-year. The impact of the drilling moratorium imposed in the U.S. Gulf of Mexico in 2010, also resulted in some delay in project orders and service activities, further reducing 2010 subsea revenue.

Energy Production Systems’ operating profit totaled $498.6 million, or 14.9% of revenues, for the year ended December 31, 2010, and as a percentage of revenue was 1.0 percentage points above the prior year level. The margin improvement was driven primarily by continued progress on some of the more profitable projects in our subsea backlog. This improvement was partially offset by higher SG&A expense resulting from increased bid activity and staffing expense in 2010, combined with a full year of expenses associated with a business acquired during the fourth quarter of 2009. Foreign currency translation favorably impacted operating profit for the year ended December 31, 2010, by $9.1 million compared to the prior year.

2009 Compared With 2008

Energy Production Systems’ revenue was $51.2 million higher for the year ended December 31, 2009, compared to the same period in 2008. Revenue for 2009 included a $340.0 million unfavorable impact of foreign currency translation, as compared to 2008. Excluding the impact of foreign currency translation, total revenue grew by $391.2 million during 2009, compared to the prior year. The increase was driven primarily by the conversion of subsea backlog to revenue during the year. Subsea volumes increased primarily as a result of progress on new and ongoing projects worldwide; notably projects located in the North Sea, in the U.S. Gulf of Mexico, West Africa and offshore Brazil. Further, international activity levels in our surface wellhead business have seen modest improvement, but this was more than offset by the decline in the North American surface wellhead markets.

Energy Production Systems’ operating profit totaled $516.1 million, or 13.9% of revenue, for the year ended December 31, 2009, and as a percentage of revenue was 2.4 percentage points above the prior year. The margin improvement resulted primarily from a more profitable mix of projects in our subsea business, net of additional contract-related charges during 2009. On an absolute dollar basis, operating profit increased by $95.4 million in 2009, as compared to 2008. Excluding the impact of foreign currency translation, operating profit increased $135.2 million during 2009, as compared to the prior year.

Energy Processing Systems

2010 Compared With 2009

Energy Processing Systems’ revenue increased $77.1 million for the year ended December 31, 2010, compared to the year ended December 31, 2009. Fluid control volume increased in 2010 compared to 2009, driven by higher demand for Weco®/Chiksan® equipment coupled with an increased demand for well service pumps due to the strength in North American oil and gas land-based activity. The increase was partially offset by a weakened demand for coal-fired power generation which negatively impacted revenue for our material handling business. Further, the postponement of LNG infrastructure projects in 2009 and early 2010 resulted in lower revenue for our loading systems business.

Energy Processing Systems’ operating profit totaled $134.8 million, or 17.4% of revenue, for the year ended December 31, 2010, and as a percentage of revenue was 2.7 percentage points above the prior year level. The margin improvement was driven primarily by higher sales volume and margin improvement in our fluid control business as a result of strengthening in North American oil and gas land-based activity. The margin improvement was partially offset by a full year of expenses in 2010 associated with a business acquired during the fourth quarter of 2009.

2009 Compared With 2008

Energy Processing Systems’ revenue decreased $184.8 million for the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease was driven largely by reduced demand for fluid control products, resulting from weaker oil and gas prices which led to the decline in the North American oil and gas land-based activity experienced during the first half of 2009. Additionally, material handling revenues were negatively impacted due to a weakened demand for coal-fired power generation and, to a lesser extent, the measurement solutions business had several large product shipments during 2008 which did not repeat in 2009. The decreases also reflected the impact of a strengthening U.S. dollar in 2009, as compared to 2008.

Energy Processing Systems’ operating profit for the year ended December 31, 2009, decreased $63.1 million compared to the same period of 2008, primarily reflecting the decline in product sales volumes.

Corporate Items

2010 Compared With 2009

Our corporate items reduced earnings by $97.9 million in 2010, compared to $102.1 million in 2009. The decrease primarily reflects lower pension expense of $7.9 million resulting from a higher expected return on plan assets in 2010 compared to 2009. Also, despite higher average debt balances during 2010, interest expense, net, decreased due to lower average interest rates in 2010 compared to 2009. The decrease was partially offset by an increase in corporate staffing and expenses of $4.8 million year-over-year.

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

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders Year Ended December 31,
(In millions)	2010	2009 (1)
Energy Production Systems	$4,820.9	$2,353.2
Energy Processing Systems	855.5	600.1
Intercompany eliminations	(1.6)	(17.7)

Total inbound orders	$5,674.8	$2,935.6

(1)	Inbound orders for 2009 have been revised to exclude the effects of foreign currency translation on backlog. Prior to 2010, our practice was to include backlog translation effects as a component of inbound orders.

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation positively affected orders by $80.4 million and $363.3 million in the years ended December 31, 2010 and 2009, respectively.

	Order Backlog December 31,
(In millions)	2010	2009
Energy Production Systems	$3,879.7	$2,332.6
Energy Processing Systems	296.0	221.1
Intercompany eliminations	(4.2)	(8.3)

Total order backlog	$4,171.5	$2,545.4

Order backlog for Energy Productions Systems at December 31, 2010, increased by $1.5 billion compared to year-end 2009, reflecting strong inbound of subsea projects in 2010. Backlog of $3.9 billion at December 31, 2010, included various subsea projects for BP; Gazprom’s Kirinskoye; Petrobras’ Marlim and Tree and Manifold Frame Agreements; Shell’s Parque das Conchas (also known as BC-10), Bonga Northwest, West Boreas and Cardamom Deep; Statoil’s Katla, Marulk, Visund South (also known as Pan Pandora) and Vigdis North-East; and Total’s CLOV, GirRI, Pazflor and Laggan-Tormore subsea projects. We expect to convert approximately 66% of December 31, 2010 backlog into revenue during 2011.

Order backlog for Energy Processing Systems at December 31, 2010, increased by 34% compared to year-end 2009, driven by increased demand for fluid control products attributable to the strength of North American oil and gas land-based activity in 2010. This increase was partially offset by the weaker demand for loading systems products resulting from the postponement of LNG infrastructure projects in 2009 and early 2010. We expect to convert approximately 97% of the December 31, 2010 backlog into revenue during 2011.

Liquidity and Capital Resources

We generate our capital resources largely through operations and, when needed, through various credit facilities.

Our net debt at December 31, 2010, was $47.8 million, compared with net cash of $40.6 million at December 31, 2009. Net debt, or net cash, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt, or net cash, is a meaningful measure which will assist investors in understanding our results and recognizing underlying trends. Net (debt) cash should not be considered as an alternative to, or more meaningful than, cash and cash equivalents as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.

The following represents a reconciliation of our cash and cash equivalents to net (debt) cash for the periods presented.

(In millions)	December 31, 2010	December 31, 2009
Cash and cash equivalents	$315.5	$460.7
Short-term debt and current portion of long-term debt	(12.2)	(28.5)
Long-term debt, less current portion	(351.1)	(391.6)

Net (debt) cash	$(47.8)	$40.6

The change in our net (debt) cash position was primarily due to the repurchase of our common stock and capital expenditures for the year-ended December 31, 2010, partially offset by cash generated from operating activities.

Cash flows for each of the years in the three-year period ended December 31, 2010, were as follows:

	Year Ended December 31,
(In millions)	2010	2009	2008
Cash provided by operating activities of continuing operations	$194.8	$596.6	$261.7
Cash required by investing activities of continuing operations	(109.4)	(253.7)	(282.9)
Cash required by financing activities	(230.8)	(237.6)	252.7
Cash provided (required) by discontinued operations	0.5	(2.1)	(15.8)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	17.4	(5.1)

Increase (decrease) in cash and cash equivalents	$(145.2)	$120.6	$210.6

Operating Cash Flows

During the year ended December 31, 2010, we generated $194.8 million in cash flows from operating activities of continuing operations, which represented a $401.8 million decrease compared to the prior year. Our cash flows from operating activities in 2009 were $334.9 million higher than 2008. The year-over-year changes were due primarily to changes in our working capital driven by our portfolio of projects. Our working capital balances can vary significantly depending on the payment terms and timing on key contracts.

Investing Cash Flows

Our cash requirements for investing activities of continuing operations in 2010 were $109.4 million, primarily reflecting our investment in tooling, rental tools, equipment upgrades and capacity expansion. We also began construction of a technology center in Brazil in late 2010.

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

Financing Cash Flows

Cash required by financing activities was $230.8 million in 2010. Our strong operating cash flow performance enabled the funding of investing activities and share repurchases, while still having sufficient availability to reduce net borrowings by $57.9 million.

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

Debt and Liquidity

Total borrowings at December 31, 2010 and 2009, comprised the following:

	December 31,
(In millions)	2010	2009
Revolving credit facilities	$100.0	$100.0
Commercial paper	211.0	278.7
Term loan	32.8	—
Uncommitted credit facilities	6.6	28.1
Property financing	7.7	8.1
Other	5.2	5.2

Total borrowings	$363.3	$420.1

The following is a summary of our credit facilities at December 31, 2010:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year committed revolving credit facility	$600.0	$100.0	$211.0	$16.1	$272.9	December 2012
Three-year committed revolving credit agreement	350.0	—	—	—	350.0	January 2013

	$950.0	$100.0	$211.0	$16.1	$622.9

(a)	Under our commercial paper program, we have the ability to access up to $750.0 million of financing through our commercial paper dealers. Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.

Committed credit available under our five- and three-year revolving credit facilities provides the ability to issue our commercial paper obligations on a long-term basis. We had $211.0 million of commercial paper issued under this facility at December 31, 2010. Since we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheets at December 31, 2010.

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

Among other restrictions, the terms of the credit agreements include negative covenants related to liens and a financial covenant related to the debt-to-earnings ratio. We were in compliance with all restrictive covenants as of December 31, 2010.

Outlook for 2011

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

We are projecting to spend approximately $225.0 million to $275.0 million during 2011 for capital expenditures, largely for enhancements to our manufacturing capabilities and tools necessary to expand offshore service capabilities. We expect to make contributions of approximately $28.0 million to our international pension plans in 2011. We may also make discretionary contributions of up to $35.0 million to our domestic qualified pension plan in 2011. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

We have $622.9 million in capacity available under our bank lines that we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions meet our standards. Our intent is to maintain a level of financing sufficient to meet this objective. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2010:

	Payments Due by Period
(In millions) Contractual obligations	Total payments	Less than 1 year	1-3 years	3 -5 years	After 5 years
Long-term debt (a)	$356.7	$5.6	$344.7	$6.4	$—
Short-term debt	6.6	6.6	—	—	—
Operating leases	528.2	76.6	128.0	100.2	223.4
Purchase obligations (b)	566.7	543.0	23.7	—	—
Pension and other postretirement benefits (c)	28.0	28.0	—	—	—
Unrecognized tax benefits (d)	18.8	18.8	—	—	—

Total contractual obligations	$1,505.0	$678.6	$496.4	$106.6	$223.4

(a)	Our available long-term debt is dependent upon our compliance with covenants, including negative covenants related to liens, and a financial covenant related to the debt-to-earnings ratio. Any violation of covenants or other events of default, which are not waived or cured, or changes in our credit rating could have a material impact on our ability to maintain our committed financing arrangements.

Interest on long-term debt is not included in the table. As of December 31, 2010, we had commercial paper borrowings with short-term maturities that we have both the ability and intent to refinance on a long-term basis. However, we are uncertain as to the level of commercial paper or other borrowings and market interest rates that will be applicable throughout 2011. During 2010, we paid $12.5 million for interest charges, net of interest capitalized.

(b)	In the normal course of business, we enter into agreements with our suppliers to purchase raw materials or services. These agreements include a requirement that our supplier provide products or services to our specifications and require us to make a firm purchase commitment to our supplier. As substantially all of these commitments are associated with purchases made to fulfill our customers’ orders, the costs associated with these agreements will ultimately be reflected in cost of sales on our consolidated statements of income.

(c)	We expect to make approximately $28.0 million in contributions to our pension and other postretirement benefit plans, during 2011. This amount does not include discretionary contributions to our U.S. qualified pension plan. Required contributions for future years depend on factors that cannot be determined at this time.

(d)	As of December 31, 2010, we had a liability for unrecognized tax benefits, net of deferred income tax benefits, of $43.3 million. It is reasonably possible that $18.8 million of the liability will be settled during 2011, and this amount is reflected in income taxes payable in our consolidated balance sheet as of December 31, 2010. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining $24.5 million in liabilities, we are unable to make a reasonable estimate of the period in which such liabilities might be paid.

Other Off-Balance Sheet Arrangements

The following is a summary of other off-balance sheet arrangements at December 31, 2010:

	Amount of Commitment Expiration per Period
(In millions) Other off-balance sheet arrangements	Total amount	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit and bank guarantees	$773.7	$310.0	$279.3	$67.0	$117.4
Surety bonds	1.7	1.7	—	—	—

Total other off-balance sheet arrangements	$775.4	$311.7	$279.3	$67.0	$117.4

As collateral for our performance on certain sales contracts or as part of our agreements with insurance companies, we are liable under letters of credit, surety bonds and other bank guarantees. In order to obtain these financial instruments, we pay fees to various financial institutions in amounts competitively determined in the marketplace. Our ability to generate revenue from certain contracts is dependent upon our ability to obtain these off-balance sheet financial instruments. These off-balance sheet financial instruments may be renewed, revised or released based on changes in the underlying commitment. Historically, our commercial commitments have not been drawn upon to a material extent; consequently, management believes it is not likely that there will be claims against these commitments that will have a negative impact on our key financial ratios or our ability to obtain financing.

Qualitative and Quantitative Disclosures about Market Risk

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2010 and 2009, our derivative holdings consisted of foreign currency forward contracts, foreign currency instruments embedded in purchase and sale contracts and interest rate swap agreements.

These forward-looking disclosures only address potential impacts from market risks as they affect our financial instruments. They do not include other potential effects which could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.

Foreign Currency Exchange Rate Risk

We conduct operations around the world in a number of different currencies. Most of our significant foreign subsidiaries have designated the local currency as their functional currency. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge these fluctuations in earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies at December 31, 2010 would have changed our revenue and income from continuing operations by approximately 6% and 4%, respectively.

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

We have prepared a sensitivity analysis of our foreign currency forward contracts hedging anticipated transactions that are accounted for as cash flow hedges. This analysis assumes that each foreign currency rate would change 10% against a stronger and then weaker U.S. dollar. A 10% increase in the value of the U.S. dollar would result in an additional loss of $74.8 million in the net fair value of cash flow hedges reflected on our balance sheet at December 31, 2010. Changes in the derivative fair value will not have an immediate impact on our results of operations since their gains and losses are recorded in other comprehensive income unless these contracts are deemed to be ineffective. When the anticipated transactions occur, these changes in value of derivatives instrument positions will be offset against changes in the value of the underlying transaction.

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

We use a sensitivity analysis to measure the impact on fair values (for interest rate swaps) of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in a decrease of $0.9 million in the net fair value of our interest rate swaps at December 31, 2010.

At December 31, 2010, we had unhedged variable rate debt of $217.0 million, with an average interest rate of 0.37%. Using sensitivity analysis to measure the impact of a 10% adverse movement in the interest rate, or 4 basis points, would result in an increase to interest expense of $0.1 million.

We assess effectiveness of forward foreign currency contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness, and recognize the change in fair value of this component immediately in earnings. Considering that the difference between the spot rate and the forward rate is proportional to the differences in the interest rates of the countries of the currencies being traded, we have exposure to relative changes in interest rates between countries in our results of operations. To the extent the U.S. interest rates increase by 10% across all tenors and other countries’ interest rates remain fixed, and assuming no change in discount rates, we would expect to recognize a decrease of $3.1 million in earnings in the period of change. Based on our portfolio as of December 31, 2010, we have exposure to the interest rates in the United States, Brazil, the United Kingdom, Australia, Canada, Singapore, the European Community and Norway.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions about matters that are inherently uncertain. On an ongoing basis, our management re-evaluates these estimates, judgments and assumptions for reasonableness because of the critical impact that these factors have on the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed this disclosure. We believe that the following are the critical accounting estimates used in preparing our financial statements.

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

Revenue recorded using the percentage of completion method amounted to $2,194.6 million, $2,731.3 million and $2,999.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The total estimated contract cost in percentage of completion accounting is a critical accounting estimate because it can materially affect revenue and cost of sales, and it requires us to make judgments about matters that are uncertain. There are many factors, including, but not limited to, resource price inflation, labor availability, productivity and weather, that can affect the accuracy of our cost estimates and ultimately our future profitability.

In the past, we have realized both lower and higher than expected margins and have incurred losses as a result of unforeseen changes in our project costs.

The amount of revenue recognized using the percentage of completion method is sensitive to our changes in estimates of total contract costs. If we had used a different estimate of total contract costs for each contract in progress at December 31, 2010, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased total revenue and pre-tax income for the year ended December 31, 2010 by $20.7 million.

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

In order to quantify excess or obsolete inventory, we begin by preparing a candidate listing of the components of inventory that have a quantity on hand in excess of usage within the most recent two-year period. This list is then reviewed with sales, engineering, production and materials management personnel to determine whether this list of potential excess or obsolete inventory items is accurate. Management considers as part of this evaluation whether there has been a change in the market for finished goods, whether there will be future demand for on-hand inventory items and whether there are components of inventory that incorporate obsolete technology. Finally, an assessment is made of historical usage of inventory previously written off as excess or obsolete and a further adjustment to the estimate is made based on this historical experience. As a result, our estimate of excess or obsolete inventory is sensitive to changes in assumptions about future usage of the inventory.

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

Goodwill and Other Intangible Assets

We record the excess of purchase price over fair value of the tangible and the identifiable intangible assets acquired as goodwill. Goodwill is not subject to amortization but is tested for impairment on an annual basis, or more frequently if impairment indicators arise. We have established October 31 as the date of our annual test for impairment of goodwill.

Impairment losses are calculated at the reporting unit level and represent the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined by a two-step process. The first compares the fair value of the reporting unit, measured as the present value of expected future cash flows, to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and do not reflect unanticipated events and circumstances that may occur.

A lower fair-value estimate in the future for any of these reporting units could result in goodwill impairments. Factors that could trigger a lower fair-value estimate include sustained price declines, cost increases, regulatory or political environment changes, and other changes in market conditions such as decreased prices in market-based transactions for similar assets. We have not recognized any impairment for the years ended December 31, 2010 or 2009, as the fair values of our reporting units with goodwill balances substantially exceed our carrying amounts. In addition, there were no negative conditions, or triggering events, that occurred in 2010 or 2009 requiring us to perform additional impairment reviews.

Accounting for Income Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for uncertain tax positions reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining our consolidated income tax expense.

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

Forecasting future income requires us to use a significant amount of judgment. In estimating future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our segments’ performance, our backlog, planned timing of new product launches, and customer sales commitments. Significant changes in the expected realizability of a deferred tax asset would require that we adjust the valuation allowance applied against the gross value of our total deferred tax assets, resulting in a change to net income.

As of December 31, 2010, we believe that it is not more likely than not that we will generate future taxable income in certain foreign jurisdictions in which we have cumulative net operating losses and, therefore, we have provided a valuation allowance against the related deferred tax assets. As of December 31, 2010, we believe that it is more likely than not that we will have future taxable income in the United States to utilize our domestic deferred tax assets. Therefore, we have not provided a valuation allowance against any domestic deferred tax assets.

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

Pension expense was $35.7 million, $45.4 million and $34.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The discount rate used affects the interest cost component of net periodic pension cost. The discount rate is based on rates at which the pension benefit obligation could effectively be settled on a present value basis. To determine the weighted average discount rate, we review long-term, high quality (“AA” rated) corporate bonds at our determination date and use a model that matches the projected benefit payments for our plans to coupons and maturities from high quality bonds. Significant changes in the discount rate, such as those caused by changes in the yield curve, the mix of bonds available in the market, the duration of selected bonds and the timing of expected benefit payments, may result in volatility in pension expense and pension liabilities. The weighted average discount rate used to compute net periodic benefit cost decreased from 5.92% in 2009 to 5.76% in 2010.

Our pension expense is sensitive to changes in our estimate of discount rate. Holding other assumptions constant, for a 50 basis point reduction in the discount rate, annual pension expense would increase by approximately $7.0 million before taxes. Holding other assumptions constant, for a 50 basis point increase in the discount rate, annual pension expense would decrease by approximately $6.4 million before taxes.

Net periodic pension cost includes an underlying expected long-term rate of asset return. Our estimate of the expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations. We assumed a weighted average expected rate of return for our pension plans of 8.30% and 8.35% in 2010 and 2009, respectively. The expected return on plan assets is recognized as part of the net periodic pension cost. The difference between the expected return and the actual return on plan assets is amortized over the expected remaining service life of employees, so there is a lag time between the market’s performance and its impact on plan results. Holding other assumptions constant, an increase of 50 basis points in the expected rate of return on plan assets would decrease annual pension expense by approximately $3.6 million before taxes. Holding other assumptions constant, a decrease of 50 basis points in the expected rate of return on plan assets would increase annual pension expense by approximately $3.3 million before taxes.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board issued an update to existing guidance on revenue recognition for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables based on estimated selling price for both delivered and undelivered items when vendor-specific or third-party evidence is unavailable. Additionally, disclosure of the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery and significant factors and estimates used to determine estimated selling prices are required. We will adopt this update for new revenue arrangements entered into or materially modified beginning January 1, 2011. We do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited FMC Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the FMC Technologies, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, FMC Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Houston, Texas

February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of FMC Technologies, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Houston, Texas

February 28, 2011

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)	Year Ended December 31,
	2010	2009	2008
Revenue:
Product revenue	$3,556.7	$3,934.8	$4,166.5
Service and other revenue	568.9	470.6	384.4

Total revenue	4,125.6	4,405.4	4,550.9
Costs and expenses:
Cost of product revenue	2,663.4	3,092.9	3,344.6
Cost of service and other revenue	410.6	341.6	278.5
Selling, general and administrative expense	432.0	389.5	351.7
Research and development expense	68.0	51.3	45.3

Total costs and expenses	3,574.0	3,875.3	4,020.1
Other expense, net	(4.9)	(2.7)	(23.0)

Income before interest income, interest expense and income taxes	546.7	527.4	507.8
Interest income	2.3	2.4	6.6
Interest expense	(11.1)	(11.9)	(8.1)

Income from continuing operations before income taxes	537.9	517.9	506.3
Provision for income taxes	159.6	155.1	152.0

Income from continuing operations	378.3	362.8	354.3
Income (loss) from discontinued operations, net of income taxes (Note 3)	(0.4)	0.5	8.4

Net income	377.9	363.3	362.7
Less: net income attributable to noncontrolling interests	(2.4)	(1.5)	(1.4)

Net income attributable to FMC Technologies, Inc.	$375.5	$361.8	$361.3

Basic earnings per share attributable to FMC Technologies, Inc. (Note 2):
Income from continuing operations	$3.09	$2.91	$2.76
Income (loss) from discontinued operations	—	—	0.07

Basic earnings per share	$3.09	$2.91	$2.83

Diluted earnings per share attributable to FMC Technologies, Inc. (Note 2):
Income from continuing operations	$3.06	$2.87	$2.72
Income (loss) from discontinued operations	—	0.01	0.06

Diluted earnings per share	$3.06	$2.88	$2.78

Weighted average shares outstanding (Note 2):
Basic	121.5	124.3	127.8

Diluted	122.7	125.7	129.7

Net income attributable to FMC Technologies, Inc.:
Income from continuing operations	$375.9	$361.3	$352.9
Income (loss) from discontinued operations, net of income taxes	(0.4)	0.5	8.4

Net income attributable to FMC Technologies, Inc.	$375.5	$361.8	$361.3

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except par value data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$315.5	$460.7
Trade receivables, net of allowances of $11.0 in 2010 and $8.0 in 2009	1,103.4	879.2
Inventories, net (Note 5)	566.5	591.8
Derivative financial instruments (Note 14)	73.8	108.0
Prepaid expenses	18.9	20.5
Other current assets	164.3	165.4
Deferred income taxes (Note 10)	61.7	33.6
Income taxes benefit	41.2	8.9

Total current assets	2,345.3	2,268.1
Investments	148.2	141.8
Property, plant and equipment, net (Note 6)	609.0	581.9
Goodwill (Note 7)	274.8	272.7
Intangible assets, net (Note 7)	140.5	154.6
Deferred income taxes (Note 10)	26.8	74.2
Derivative financial instruments (Note 14)	60.1	28.5
Other assets	39.5	34.6

Total assets	$3,644.2	$3,556.4

Liabilities and equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 9)	$12.2	$28.5
Accounts payable, trade	344.1	343.9
Advance payments and progress billings	556.4	670.4
Accrued payroll	145.8	139.8
Derivative financial instruments (Note 14)	74.9	111.5
Income taxes payable	39.2	58.6
Current portion of accrued pension and other postretirement benefits (Note 11)	3.9	2.0
Deferred income taxes (Note 10)	64.3	92.9
Other current liabilities	254.6	273.4

Total current liabilities	1,495.4	1,721.0
Long-term debt, less current portion (Note 9)	351.1	391.6
Accrued pension and other postretirement benefits, less current portion (Note 11)	177.7	140.0
Deferred income taxes (Note 10)	93.9	4.4
Other liabilities	157.7	158.0
Derivative financial instruments (Note 14)	46.1	29.6
Commitments and contingent liabilities (Note 18)
Stockholders’ equity (Note 13):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2010 or 2009	—	—
Common stock, $0.01 par value, 300.0 shares authorized in 2010 and 2009; 143.2 shares issued in 2010 and 2009; 119.8 and 121.8 shares outstanding in 2010 and 2009, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.1 shares in 2010 and 2009	(3.4)	(5.7)
Common stock held in treasury, at cost, 23.3 and 21.2 shares in 2010 and 2009, respectively	(947.8)	(816.1)
Capital in excess of par value of common stock	698.7	710.1
Retained earnings	1,814.9	1,438.9
Accumulated other comprehensive loss	(252.1)	(225.8)

Total FMC Technologies, Inc. stockholders’ equity	1,311.7	1,102.8
Noncontrolling interests	10.6	9.0

Total equity	1,322.3	1,111.8

Total liabilities and equity	$3,644.2	$3,556.4

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2010	2009	2008
Cash provided (required) by operating activities of continuing operations:
Net income attributable to FMC Technologies, Inc.	$375.5	$361.8	$361.3
Income (loss) from discontinued operations, net of income taxes	0.4	(0.5)	(8.4)

Income from continuing operations	375.9	361.3	352.9
Adjustments to reconcile income to cash provided (required) by operating activities of continuing operations:
Depreciation	80.7	78.3	57.7
Amortization	20.6	14.7	14.9
Employee benefit plan and stock-based compensation costs	66.0	78.9	57.0
Deferred income tax provision	86.6	3.9	63.4
Unrealized loss on derivative instruments	11.5	15.0	8.8
Other	11.0	3.6	7.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(217.3)	211.3	(322.7)
Inventories, net	19.4	7.5	(77.1)
Accounts payable, trade	2.8	(142.8)	140.9
Advance payments and progress billings	(111.7)	(182.4)	207.6
Other assets and liabilities, net	(42.6)	142.1	(101.8)
Income taxes payable	(56.5)	71.5	(48.2)
Accrued pension and other postretirement benefits, net	(51.6)	(66.3)	(99.4)

Cash provided by operating activities of continuing operations	194.8	596.6	261.7
Cash provided (required) by discontinued operations—operating	0.5	(2.1)	(11.1)

Cash provided by operating activities	195.3	594.5	250.6

Cash provided (required) by investing activities:
Capital expenditures	(112.5)	(110.0)	(165.0)
Acquisitions, net of cash and cash equivalents acquired	—	(152.6)	—
Noncontrolling equity investments	—	(10.0)	(121.3)
Proceeds from disposal of assets	3.1	18.9	3.4

Cash required by investing activities of continuing operations	(109.4)	(253.7)	(282.9)
Cash required by discontinued operations—investing	—	—	(4.7)

Cash required by investing activities	(109.4)	(253.7)	(287.6)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt and current portion of long-term debt	(19.9)	4.0	14.5
Net increase (decrease) in commercial paper	(67.6)	226.6	(51.0)
Proceeds from issuance of long-term debt	30.0	60.0	447.0
Repayments of long-term debt	(0.4)	(370.8)	(41.1)
Proceeds from exercise of stock options	2.3	3.1	4.8
Purchase of treasury stock	(164.4)	(155.7)	(324.0)
Excess tax benefits	5.5	2.0	24.0
Proceeds on spin-off of JBT Corporation and affiliates	—	—	196.2
Other	(16.3)	(6.8)	(17.7)

Cash provided (required) by financing activities	(230.8)	(237.6)	252.7

Effect of exchange rate changes on cash and cash equivalents	(0.3)	17.4	(5.1)

Increase (decrease) in cash and cash equivalents	(145.2)	120.6	210.6
Cash and cash equivalents, beginning of year	460.7	340.1	129.5

Cash and cash equivalents, end of year	$315.5	$460.7	$340.1

Supplemental disclosures of cash flow information:
Cash paid for interest (net of interest capitalized)	$12.5	$10.4	$9.4
Cash paid for income taxes (net of refunds received)	$126.1	$71.4	$132.3

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common stock held in treasury and employee benefit trust	Capital in excess of par value of common stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total FMC Technologies Stockholders’ Equity	Non- controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2007	$1.4	$(428.1)	$724.0	$771.6	$(47.2)	$1,021.7	$7.6	$1,029.3
Net income	—	—	—	361.3	—	361.3	1.4	362.7
Foreign currency translation adjustment	—	—	—	—	(139.1)	(139.1)	—	(139.1)
Net deferral of hedging gains (net of income taxes of $64.8) (Note 14)	—	—	—	—	(110.2)	(110.2)	—	(110.2)
Change in pension and other postretirement benefit losses (net of income taxes of $77.7) (Note 11)	—	—	—	—	(137.9)	(137.9)	—	(137.9)
Changes in investments (net of income taxes of $0.8)	—	—	—	—	(1.9)	(1.9)	—	(1.9)

Total comprehensive income (loss)	—	—	—	361.3	(389.1)	(27.8)	1.4	(26.4)

Issuance of common stock	—	—	4.8	—	—	4.8	—	4.8
Excess tax benefits on stock-based payment arrangements	—	—	24.0	—	—	24.0	—	24.0
Taxes withheld on issuance of stock-based awards	—	—	(17.5)	—	—	(17.5)	—	(17.5)
Purchases of treasury stock (Note 13)	—	(324.0)	—	—	—	(324.0)	—	(324.0)
Reissuances of treasury stock (Note 13)	—	40.7	(40.7)	—	—	—	—	—
Net purchases of common stock for employee benefit trust	—	(1.5)	3.2	—	—	1.7	—	1.7
Stock-based compensation (Note 12)	—	—	30.2	—	—	30.2	—	30.2
Spin-off of JBT	—	0.6	0.7	(52.2)	27.9	(23.0)	—	(23.0)
Other	—	—	—	0.3	—	0.3	(0.7)	(0.4)

Balance at December 31, 2008	$1.4	$(712.3)	$728.7	$1,081.0	$(408.4)	$690.4	$8.3	$698.7

Net income	—	—	—	361.8	—	361.8	1.5	363.3
Foreign currency translation adjustment	—	—	—	—	77.2	77.2	—	77.2
Net deferral of hedging gains (net of income taxes of $41.1) (Note 14)	—	—	—	—	71.9	71.9	—	71.9
Change in pension and other postretirement benefit losses (net of income taxes of $16.0) (Note 11)	—	—	—	—	31.6	31.6	—	31.6
Changes in investments (net of income taxes of $0.8)	—	—	—	—	1.9	1.9	—	1.9

Total comprehensive income	—	—	—	361.8	182.6	544.4	1.5	545.9

Issuance of common stock	—	—	3.1	—	—	3.1	—	3.1
Excess tax benefits on stock-based payment arrangements	—	—	2.0	—	—	2.0	—	2.0
Taxes withheld on issuance of stock-based awards	—	—	(7.3)	—	—	(7.3)	—	(7.3)
Purchases of treasury stock (Note 13)	—	(155.7)	—	—	—	(155.7)	—	(155.7)
Reissuances of treasury stock (Note 13)	—	45.6	(45.6)	—	—	—	—	—
Net purchases of common stock for employee benefit trust	—	0.6	0.2	—	—	0.8	—	0.8
Stock-based compensation (Note 12)	—	—	29.2	—	—	29.2	—	29.2
Spin-off of JBT	—	—	—	(3.5)	—	(3.5)	—	(3.5)
Other	—	—	(0.2)	(0.4)	—	(0.6)	(0.8)	(1.4)

Balance at December 31, 2009	$1.4	$(821.8)	$710.1	$1,438.9	$(225.8)	$1,102.8	$9.0	$1,111.8

(In millions)	Common Stock	Common stock held in treasury and employee benefit trust	Capital in excess of par value of common stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total FMC Technologies Stockholders’ Equity	Non- controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2009	$1.4	$(821.8)	$710.1	$1,438.9	$(225.8)	$1,102.8	$9.0	$1,111.8
Net income	—	—	—	375.5	—	375.5	2.4	377.9
Foreign currency translation adjustment	—	—	—	—	(6.9)	(6.9)	—	(6.9)
Net deferral of hedging gains (net of income taxes of $11.1) (Note 14)	—	—	—	—	19.1	19.1	—	19.1
Change in pension and other postretirement benefit losses (net of income taxes of $18.0) (Note 11)	—	—	—	—	(38.5)	(38.5)	—	(38.5)

Total comprehensive income (loss)	—	—	—	375.5	(26.3)	349.2	2.4	351.6

Issuance of common stock	—	—	2.3	—	—	2.3	—	2.3
Excess tax benefits on stock-based payment arrangements	—	—	5.5	—	—	5.5	—	5.5
Taxes withheld on issuance of stock-based awards	—	—	(17.5)	—	—	(17.5)	—	(17.5)
Purchases of treasury stock (Note 13)	—	(164.4)	—	—	—	(164.4)	—	(164.4)
Reissuances of treasury stock (Note 13)	—	32.6	(32.6)	—	—	—	—	—
Net purchases of common stock for employee benefit trust	—	2.4	3.4	—	—	5.8	—	5.8
Stock-based compensation (Note 12)	—	—	27.5	—	—	27.5	—	27.5
Other	—	—	—	0.5	—	0.5	(0.8)	(0.3)

Balance at December 31, 2010	$1.4	$(951.2)	$698.7	$1,814.9	$(252.1)	$1,311.7	$10.6	$1,322.3

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation—FMC Technologies, Inc. and consolidated subsidiaries (“FMC Technologies” or “we”) designs, manufactures and services sophisticated machinery and systems for our customers through our business segments: Energy Production Systems and Energy Processing Systems. Our consolidated financial statements have been prepared in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

Reclassifications—Certain prior-year amounts have been reclassified to conform to the current year’s presentation. We reclassified $33.6 million from current deferred tax liabilities and $4.4 million from long-term deferred tax assets to current deferred tax assets and long-term deferred tax liabilities, respectively, and $8.9 million from income taxes payable to income taxes benefit in our December 31, 2009 consolidated balance sheet. The reclassification was made to differentiate tax assets and liabilities between jurisdictions.

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

Modifications to construction-type contracts, referred to as “change orders,” effectively change the provisions of the original contract, and may, for example, alter the specifications or design, method or manner of performance, equipment, materials, sites, and/or period for completion of the work. If a change order represents a firm price commitment from a customer, we account for the revised estimate as if it had been included in the original estimate, effectively recognizing the pro rata impact of the new estimate on our calculation of progress toward completion in the period in which the firm commitment is received. If a change order is unpriced: (1) we include the costs of contract performance in our calculation of progress toward completion in the period in which the costs are incurred or become probable; and (2) when it is determined that the revenue is probable of recovery, we include the change order revenue, limited to the costs incurred to date related to the change order, in our calculation of progress toward completion. Unpriced change orders included in revenue were immaterial to our consolidated revenue for all periods presented. Margin is not recorded on unpriced change orders unless realization is assured beyond a reasonable doubt. The assessment of realization may be based upon our previous experience with the customer or based upon our receipt of a firm price commitment from the customer.

Progress billings generally are issued contingent on completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts accounted for under the percentage of completion method amounted to $285.5 million and $236.2 million at December 31, 2010 and 2009, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance payments and progress billings within current liabilities on the consolidated balance sheets.

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

Investments—Investments in the common stock of affiliated companies in which our ownership is between 20% and 50% and in which we exercise significant influence over operating and financial policies, but do not have effective control, are accounted for using the equity method of accounting. We have a 45% interest in Schilling Robotics, LLC (“Schilling”) which we account for the investment using the equity method. The carrying value of the investment at December 31, 2010 and 2009, was $115.7 million and $116.6 million, respectively, and is reported in the Energy Production segment.

We determine the appropriate classification of investments in marketable equity securities at the time of purchase and re-evaluate such designation as of each subsequent reporting date. Securities classified as available-for-sale are carried at fair value with unrealized holding gains and losses on these securities recognized in accumulated other comprehensive income (loss), net of related income tax. We had no available-for-sale securities at December 31, 2010.

Securities classified as trading securities are carried at fair value with gains and losses on these securities recognized through other income (expense), net. Trading securities are comprised primarily of marketable equity mutual funds that approximate a portion of our liability under our Non-Qualified Savings and Investment Plan (“Non-Qualified Plan”). Trading securities totaled approximately $32.5 million and $25.2 million at December 31, 2010 and 2009, respectively.

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

Capitalized software costs—Other assets include the capitalized cost of internal use software (including Internet websites). The assets are stated at cost less accumulated amortization and totaled $25.7 million and $29.1 million at December 31, 2010 and 2009, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet website costs, the estimated useful lives do not exceed three years.

Goodwill and other intangible assets—Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise). We have established October 31 as the date of our annual test for impairment of goodwill. Impairment losses are calculated at the reporting unit level, and represent the excess of the carrying value of reporting unit goodwill over its implied fair value. The implied fair value of goodwill is determined by a two-step process. The first compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss. We have not recognized any impairment for the years ended December 31, 2010 or 2009, as the fair values of our reporting units with goodwill balances exceed our carrying amounts. In addition, there were no negative conditions, or triggering events, that occurred in 2010 or 2009 requiring us to perform additional impairment reviews.

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

U.S. income taxes are not provided on our equity in undistributed earnings of foreign subsidiaries or affiliates to the extent we have determined that the earnings are indefinitely reinvested. U.S. income taxes are provided on such earnings in the period in which we can no longer support that such earnings are indefinitely reinvested.

Stock-based employee compensation—We measure compensation cost on restricted stock awards based on the market price at the grant date and the number of shares awarded. The compensation cost for each award is recognized ratably over the applicable service period, after taking into account estimated forfeitures.

Common stock held in employee benefit trust—Shares of our common stock are purchased by the plan administrator of the FMC Technologies, Inc. Non-Qualified Plan and placed in a trust owned by us. Purchased shares are recorded at cost and classified as a reduction of stockholders’ equity in the consolidated balance sheets.

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

Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. At such time, related deferred hedging gains or losses are also recorded in operating earnings on the same line as the hedged item. Effectiveness is assessed at the inception of the hedge and on a quarterly basis. Effectiveness of forward contract cash flow hedges are assessed based solely on changes in fair value attributable to the change in the spot rate. The change in the fair value of the contract related to the change in forward rates is excluded from the assessment of hedge effectiveness. Changes in this excluded component of the derivative instrument, along with any ineffectiveness identified, are recorded in operating earnings as incurred. We document our risk management strategy and hedge effectiveness at the inception of, and during the term of, each hedge.

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

Accounting standards recently adopted—Effective January 1, 2010, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) which provides amendments to previous guidance on the consolidation of variable interest entities. This guidance clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance. This guidance requires the primary beneficiary assessment to be performed on a continuous basis. It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how the entity’s involvement with a VIE impacts the reporting entity’s consolidated financial statements. There was no impact on our consolidated financial statements from the adoption of this guidance.

Effective January 1, 2010, we adopted an update issued by the FASB which requires disclosures of significant transfers in and out of Levels 1 and 2. In addition, it clarifies existing disclosure requirements regarding inputs and valuation techniques as well as the appropriate level of disaggregation for fair value measurement disclosures. See Note 15. We will adopt the provisions of this update which require separate presentation of purchases, sales, issuances and settlements within the Level 3 reconciliation effective January 1, 2011.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share (“EPS”) are computed using the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock options and restricted stock awards under the treasury stock method.

(In millions, except per share data)	Year Ended December 31,
	2010	2009	2008
Basic earnings per share attributable to FMC Technologies:
Income from continuing operations	$375.9	$361.3	$352.9

Weighted average number of shares outstanding	121.5	124.3	127.8

Basic earnings per share from continuing operations	$3.09	$2.91	$2.76

Diluted earnings per share attributable to FMC Technologies:
Income from continuing operations	$375.9	$361.3	$352.9

Weighted average number of shares outstanding	121.5	124.3	127.8
Effect of dilutive securities:
Options on common stock	0.2	0.3	0.5
Restricted stock	1.0	1.1	1.4

Total shares and dilutive securities	122.7	125.7	129.7

Diluted earnings per share from continuing operations	$3.06	$2.87	$2.72

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

During 2008, we also sold certain tangible assets related to our FoodTech segment which generated an after-tax gain of $0.5 million.

Liabilities of businesses reported as discontinued operations included in the accompanying consolidated balance sheets represent other liabilities of $2.1 million and $1.1 million at December 31, 2010 and 2009, respectively.

The results of the businesses have been reported in discontinued operations as follows:

	Year Ended December 31,
	2010	2009	2008
(In millions)
Revenue	$—	$—	$612.5
Income before income taxes	$(0.5)	$(0.3)	$35.3
Income tax provision	$(0.1)	$(0.8)	$26.9
Income from discontinued operations	$(0.4)	$0.5	$8.4

NOTE 4. BUSINESS COMBINATIONS

Direct Drive Systems, Inc. (“DDS”) and Multi Phase Meters AS (“MPM”)—In October 2009, we acquired all of the equity interests of California-based DDS, a leader in the development and manufacture of high-performance permanent magnet motors and bearings for the oil and gas industry, to leverage our experience as a systems integrator and technology leader. In October 2009, we acquired 100 percent ownership of Norway-based MPM, a leader in the development and manufacture of high-performance multiphase flow meters, to further enhance and expand our portfolio of subsea technologies. The acquisitions were recorded using the acquisition method of accounting and, accordingly, DDS and MPM have been included in the consolidated subsidiaries reported in the Energy Processing segment and Energy Production segment, respectively, since their acquisition dates.

The acquisition-date fair value of the consideration transferred for both acquisitions totaled $213.7 million, which consisted of the following:

(In millions)	DDS	MPM	Total
Cash	$120.4	$33.1	$153.5
Earn-out contingent consideration (1)	—	56.1	56.1
Debt assumed	—	4.1	4.1

Total	$120.4	$93.3	$213.7

(1)	See Note 15 for fair value measurement and related assumptions.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

(In millions)	DDS	MPM	Total
Current assets	$0.7	$9.6	$10.3
Property, plant and equipment	2.8	2.1	4.9
Intangible assets	63.9	28.4	92.3
Other long-term assets	0.1	0.2	0.3

Total identifiable assets acquired	67.5	40.3	107.8
Total liabilities assumed	(14.1)	(8.4)	(22.5)

Net identifiable assets acquired	53.4	31.9	85.3
Goodwill (all non-deductible for tax purposes) (Note 7)	67.0	61.4	128.4

Net assets acquired	$120.4	$93.3	$213.7

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of DDS and MPM.

The acquired intangibles included the following on acquisition date:

(In millions)	DDS		MPM
	Fair Value	Wgtd. Avg. Amort. Period	Fair Value	Wgtd. Avg. Amort. Period
Technology/patents	$62.3	20	$22.8	15
Trademarks/trade name	1.6	10	1.9	8
Customer relationships	—	—	2.8	10
Other	—	—	0.9	4

Total acquired intangibles	$63.9	19.7	$28.4	13.7

We recognized $0.9 million of acquisition-related costs in 2009 for DDS and MPM that were recorded as selling, general and administrative expense in the consolidated statement of income.

NOTE 5. INVENTORIES

Inventories consisted of the following:

(In millions)	December 31,
	2010	2009
Raw materials	$108.8	$105.9
Work in process	95.8	111.3
Finished goods	508.4	511.6

Gross inventories before LIFO reserves and valuation adjustments	713.0	728.8
LIFO reserves and valuation adjustments	(146.5)	(137.0)

Inventory, net	$566.5	$591.8

Net inventories accounted for under the LIFO method totaled $157.9 million and $147.0 million at December 31, 2010 and 2009, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $81.7 million and $80.9 million at December 31, 2010 and 2009, respectively. There were no reductions to the base LIFO inventory in 2010 or 2008. In 2009, we reduced certain LIFO inventories which were carried at costs lower than current replacement costs. The result was a decrease in cost of sales by approximately $0.2 million in 2009.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In millions)	December 31,
	2010	2009
Land and land improvements	$23.3	$22.3
Buildings	185.7	179.0
Machinery and equipment	802.4	768.3
Construction in process	75.2	37.5

	1,086.6	1,007.1
Accumulated depreciation	(477.6)	(425.2)

Property, plant and equipment, net	$609.0	$581.9

Depreciation expense was $80.7 million, $78.3 million, and $57.7 million in 2010, 2009 and 2008, respectively.

The amount of interest cost capitalized was $0.2 million, $0.6 million and $3.8 million in 2010, 2009 and 2008, respectively.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill—The carrying amount of goodwill by business segment was as follows:

(In millions)	Energy Production Systems	Energy Processing Systems	Total
December 31, 2009	$191.7	$81.0	$272.7
Translation	2.1	—	2.1

December 31, 2010	$193.8	$81.0	$274.8

In 2009, we recorded $128.4 million in goodwill in connection with our acquisitions of DDS and MPM (See Note 4).

Intangible assets—The components of intangible assets were as follows:

(In millions)	December 31,
	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$36.9	$11.9	$37.1	$9.2
Patents and acquired technology	132.3	22.2	133.5	14.7
Trademarks	8.2	3.4	10.2	3.1
Other	5.4	4.8	2.8	2.0

Total intangible assets	$182.8	$42.3	$183.6	$29.0

Additions to intangible assets during 2009 included assets associated with our acquisitions of DDS and MPM (See Note 4). There were no additions to our intangible assets during 2010.

All of our acquired identifiable intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. We recorded $11.5 million, $7.8 million and $7.2 million in amortization expense related to acquired intangible assets during the years ended December 31, 2010, 2009 and 2008, respectively. During the years 2011 through 2015, annual amortization expense is expected to be as follows: $11.1 million in 2011, $10.9 million in 2012, $10.6 million in 2013, $10.5 million in 2014, $10.5 million in 2015 and $86.9 million thereafter.

NOTE 8. SALE LEASEBACK TRANSACTION

In March 2007, we sold and leased back property in Houston, Texas, consisting of land, corporate offices and production facilities primarily related to the Energy Production Systems segment. We received proceeds of $58.1 million in connection with the sale. The carrying value of the property sold was $20.3 million. We accounted for the transaction as a sale leaseback resulting in (i) first quarter 2007 recognition of $1.3 million of the $37.4 million gain on the transaction and (ii) the deferral of the remaining $36.1 million of the gain, which will be amortized to rent expense over a noncancellable ten-year lease term. The deferred gain is presented in other liabilities in the consolidated balance sheet. The lease expires in 2022 and provides for two 5-year optional extensions as well as the option to terminate the lease in 2017, subject to a $3.3 million fee. Annual rent of $4.2 million escalates 2% per year. The lease has been recorded as an operating lease.

NOTE 9. DEBT

Revolving credit facilities—We have a $600 million five-year revolving credit agreement which matures in December 2012 with JPMorgan Chase Bank, N.A., as Administrative Agent. Under the credit agreement interest accrues at a rate equal to, at our option; either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate and (2) the federal funds rate plus  1/2 of 1% or (b) an interest rate of 45 basis points above the London Interbank Offered Rate (“LIBOR”). The margin over LIBOR is variable and is determined based on our debt rating. Available capacity under the credit facility is reduced by outstanding letters of credit associated with the facility, which totaled $16.1 million as of December 31, 2010, and any outstanding commercial paper.

In January 2010, we entered into a $350 million revolving credit agreement maturing on January 14, 2013, with Bank of America, N.A., as Administrative Agent. Under the credit agreement, interest accrues at a rate equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate, (2) the federal funds rate plus  1/2 of 1% or (3) LIBOR plus 1.00% or (b) LIBOR plus 2.75%. The margin over LIBOR is variable and is determined based on our debt rating.

Unused capacity under the credit facilities at December 31, 2010 totaled $622.9 million.

Among other restrictions, the terms of the credit agreements include negative covenants related to liens and a financial covenant related to the debt-to-earnings ratio. We were in compliance with all restrictive covenants as of December 31, 2010.

Commercial paper—Under our commercial paper program, we have the ability to access $750.0 million of short-term financing through our commercial paper dealers subject to the limit of unused capacity of the $600 million five-year revolving credit facility and the $350 million three-year revolving credit agreement. Commercial paper borrowings are issued at market interest rates.

Term loan—In May 2010, we entered into a R$54.7 million term loan agreement in Brazil maturing on June 15, 2013, with Itaú BBA., as Administrative Agent. Under the loan agreement, interest accrues at an annual rate of 4.50%. Principal and interest are due at maturity.

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

Short-term debt and current portion of long-term debt—Short-term debt and current portion of long-term debt consisted of the following:

(In millions)	December 31,
	2010	2009
Property financing	$0.4	$0.4
Foreign uncommitted credit facilities	6.6	28.1
Other	5.2	—

Total short-term debt and current portion of long-term debt	$12.2	$28.5

Long-term debt—Long-term debt consisted of the following:

(In millions)	December 31,
	2010	2009
Revolving credit facilities	$100.0	$100.0
Commercial paper (1)	211.0	278.7
Term loan	32.8	—
Property financing	7.7	8.1
Other	5.2	5.2

Total long-term debt	356.7	392.0
Less: current portion	(5.6)	(0.4)

Long-term debt, less current portion	$351.1	$391.6

(1)	Committed credit available under our five- and three-year revolving credit facilities provides the ability to refinance our commercial paper obligations on a long-term basis. Since we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term on the consolidated balance sheet at December 31, 2010. Commercial paper borrowings as of December 31, 2010 had an average interest rate of 0.38%.

Maturities of total long-term debt as of December 31, 2010, are payable as follows: $5.6 million in 2011, $311.4 million in 2012, and $33.3 million in 2013, and $6.4 million thereafter.

Interest rate swaps—In March 2009, we entered into interest rate swaps related to interest payments on $100.0 million of our variable rate borrowings on our $600 million revolving credit facility. The effect of these interest rate swaps was to fix the effective annual interest rate of these variable rate borrowings at 2.08%. The swaps were accounted for as cash flow hedges.

NOTE 10. INCOME TAXES

Domestic and foreign components of income before income taxes are shown below:

	Year Ended December 31,
(In millions)	2010	2009	2008
Domestic	$64.6	$70.4	$63.4
Foreign	470.9	446.0	441.5

Income before income taxes	$535.5	$516.4	$504.9

The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2010	2009	2008
Current:
Federal	$20.5	$39.3	$19.7
State	1.0	1.9	0.8
Foreign	48.7	95.9	58.9

Total current	70.2	137.1	79.4

Non-Current	2.8	14.1	9.2

Deferred:
(Decrease) increase in the valuation allowance for deferred tax assets	0.1	1.4	(0.5)
Other deferred tax expense	86.5	2.5	63.9

Total deferred	86.6	3.9	63.4

Provision for income taxes	$159.6	$155.1	$152.0

Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2010	2009
Deferred tax assets attributable to:
Accrued expenses	$49.9	$64.1
Foreign tax credit carryforwards	7.6	16.7
Accrued pension and other postretirement benefits	63.3	55.9
Stock-based compensation	22.0	25.1
Net operating loss carryforwards	29.4	19.2
Inventories	20.8	17.9
Foreign exchange	4.3	23.0
Other	1.3	0.3

Deferred tax assets	198.6	222.2
Valuation allowance	(3.5)	(3.4)

Deferred tax assets, net of valuation allowance	195.1	218.8

Deferred tax liabilities attributable to:
Revenue in excess of billings on contracts accounted for under the percentage of completion method	140.2	118.1
U.S. tax on foreign subsidiaries’ undistributed earnings not indefinitely reinvested	36.1	11.8
Property, plant and equipment, goodwill and other assets	88.5	78.4

Deferred tax liabilities	264.8	208.3

Net deferred tax assets (liabilities)	$(69.7)	$10.5

At December 31, 2010 and 2009, the carrying amount of net deferred tax assets and the related valuation allowance included the impact of foreign currency translation adjustments. Included in our deferred tax assets at December 31, 2010 are U.S. foreign tax credit carryforwards of $7.6 million, which, if not utilized, will begin to expire after 2015. Realization of these deferred tax assets is dependent on the generation of sufficient U.S. taxable income prior to the above date. Based on long-term forecasts of operating results, management believes that it is more likely than not that domestic earnings over the forecast period will result in sufficient U.S. taxable income to fully realize these deferred tax assets. In its analysis, management has considered the effect of foreign deemed dividends and other expected adjustments to domestic earnings that are required in determining U.S. taxable income. Foreign earnings taxable to us as dividends, including deemed dividends for U.S. tax purposes, were $341.2 million, $275.5 million and $134.3 million, in 2010, 2009 and 2008, respectively. Also included in deferred tax assets are tax benefits related to net operating loss carryforwards attributable to foreign entities. If not utilized, these net operating loss carryforwards will begin to expire in 2012. Management believes it is more likely than not that we will not be able to utilize certain of these operating loss carryforwards before expiration; therefore, we have established a valuation allowance against the related deferred tax assets.

By country, current and non-current deferred income taxes included in our consolidated balance sheet at December 31, 2010, were as follows:

	December 31, 2010
(In millions)	Current Asset	Non-Current Asset	Current (Liability)	Non-Current (Liability)	Total
United States	$45.5	$20.0	$—	$—	$65.5
Brazil	13.1	—	—	(14.8)	(1.7)
Norway	—	—	(61.9)	(66.1)	(128.0)
Other foreign	3.1	6.8	(2.4)	(13.0)	(5.5)

Net deferred tax assets (liabilities)	$61.7	$26.8	$(64.3)	$(93.9)	$(69.7)

The following table presents a rollforward of our unrecognized tax benefits and associated interest and penalties:

(In millions)	Federal, State and Foreign Tax	Accrued Interest and Penalties	Total Gross Unrecognized Income Tax Benefits
Balance at January 1, 2008	$18.9	$3.5	$22.4
Additions for tax positions related to the current year	—	—	—
Additions for tax positions related to prior years	9.9	3.1	13.0
Reductions for tax positions due to settlements	—	—	—
Reductions due to a lapse of the statute of limitations	—	—	—
Other reductions for tax positions related to prior years	(0.8)	(0.3)	(1.1)

Balance at January 1, 2009	28.0	6.3	34.3
Additions for tax positions related to the current year	13.8	—	13.8
Additions for tax positions related to prior years	1.0	1.6	2.6
Reductions for tax positions due to settlements	(3.1)	(1.9)	(5.0)
Reductions due to a lapse of the statute of limitations	(0.3)	—	(0.3)
Other reductions for tax positions related to prior years	(1.7)	—	(1.7)

Balance at January 1, 2010	37.7	6.0	43.7
Additions for tax positions related to the current year	17.2	—	17.2
Additions for tax positions related to prior years	12.4	3.9	16.3
Reductions for tax positions due to settlements	(15.3)	(4.7)	(20.0)
Reductions due to a lapse of the statute of limitations	(2.7)	(0.4)	(3.1)
Other reductions for tax positions related to prior years	(8.7)	(0.4)	(9.1)

Balance at December 31, 2010	$40.6	$4.4	$45.0

At December 31, 2010, 2009, and 2008, there are $41.3 million, $43.3 million, and $33.0 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

It is our policy to classify interest expense and penalties recognized on underpayments of income taxes as income tax expense.

It is reasonably possible that within twelve months unrecognized tax benefits related to certain tax reporting positions taken in prior periods could decrease by up to $18.8 million, due to either the expiration of the statute of limitations in certain jurisdictions or the resolution of current income tax examinations, or both.

In April 2009, we filed a protest with the IRS Appeals Office with respect to proposed adjustments to our federal income tax returns for our 2004 and 2005 tax years related to our treatment of intercompany transfer pricing. In November 2010, we resolved this matter with the IRS Appeals Office. As a result of the resolution, we recorded a benefit in the fourth quarter of 2010, of approximately $27.6 million, representing the resolution of the 2004 and 2005 matter, as well as the associated impact of remeasuring reserves related to intercompany transfer pricing for all other open tax years.

Tax years after 2000 remain subject to examination in Norway in addition to tax years after 2004 for Brazil and 2006 for the United States.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
	2010	2009	2008
Statutory U.S. federal income tax rate	35%	35%	35%
Net difference resulting from:
Foreign earnings subject to different tax rates	(14)	(12)	(9)
Foreign earnings subject to U.S. tax	8	4	3
Net change in unrecognized tax benefits	1	3	2
Other	—	—	(1)

Total difference	(5)	(5)	(5)

Effective income tax rate	30%	30%	30%

We have provided U.S. income taxes on $654.5 million of cumulative undistributed earnings of certain foreign subsidiaries where we have determined that the foreign subsidiaries’ earnings are not indefinitely reinvested. No provision for U.S. income taxes has been recorded on earnings of foreign subsidiaries that are indefinitely reinvested. The cumulative balance of foreign earnings with respect to which no provision for U.S. income taxes has been recorded was $1,063.9 million at December 31, 2010. The amount of applicable U.S. income taxes that would be incurred if these earnings were repatriated is approximately $274.2 million.

We benefit from income tax holidays in India, Singapore and Malaysia, which will expire after 2012 for India and Singapore and 2015 for Malaysia. For the year ended December 31, 2010, these tax holidays reduced our provision for income taxes by $5.3 million, or $0.04 per common share outstanding. In January 2011 we received final approval from the Singapore Economic Development Board for an extension to 2013 of our existing tax holiday in Singapore, along with a reduction in the incentive tax rate from 10% to 5%, retroactive to January 1, 2009. In addition we received final approval for an additional tax holiday in Singapore conditioned on additional local investment and applicable to income related to certain products manufactured in Singapore. This additional tax holiday is retroactive to January 1, 2009 and expires after 2018. We will recognize the retroactive benefit of approximately $7.0 million, or $0.06 per share on a diluted basis, related to these tax holidays in the first quarter of 2011.

NOTE 11. PENSIONS AND POSTRETIREMENT AND OTHER BENEFIT PLANS

We have funded and unfunded defined benefit pension plans which provide defined benefits based on years of service and final average salary. In October 2009, the Board of Directors amended the U.S. Qualified and Non-Qualified Defined Benefit Pension Plans (“U.S. Pension Plans”) to freeze participation in the U.S. Pension Plans for all new nonunion employees hired on or after January 1, 2010, and current nonunion employees with less than five years of vesting service as of December 31, 2009. For current nonunion employees with less than five years of vesting service as of December 31, 2009, benefits accrued under the U.S. Pension Plans and earned as of that date were frozen based on credited service and pay as of December 31, 2009.

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

We are required to recognize the funded status of defined benefit postretirement plans as an asset or liability in the consolidated balance sheet and recognize changes in that funded status in comprehensive income in the year in which the changes occur. Further, we are required to measure the plan’s assets and its obligations that determine its funded status as of the date of the consolidated balance sheet. We have applied this guidance to our domestic pension and other postretirement benefit plans as well as for many of our non-U.S. plans, including those in the United Kingdom, Norway, Germany, France and Canada. Pension expense measured in compliance with GAAP for the other non-U.S. pension plans is not materially different from the locally reported pension expense.

The funded status of our U.S. qualified and nonqualified pension plans, certain foreign pension plans and U.S. postretirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2010 and 2009, were as follows:

	Pensions		Other Postretirement Benefits
(In millions)	2010	2009	2010	2009
Accumulated benefit obligation	$723.5	$613.7

Projected benefit obligation at January 1	$753.9	$669.4	$7.9	$11.0
Service cost	36.0	36.6	0.1	0.1
Interest cost	43.1	39.7	0.5	0.6
Actuarial (gain) loss (1)	71.2	18.3	0.9	(3.2)
Amendments	1.0	—	—	—
Curtailment	—	(5.2)	—	—
Foreign currency exchange rate changes	(7.0)	40.7	—	—
Plan participants’ contributions	1.6	1.6	—	—
Benefits paid	(24.4)	(47.2)	(0.8)	(0.6)

Projected benefit obligation at December 31	875.4	753.9	8.6	7.9

Fair value of plan assets at January 1	619.8	476.5	—	—
Actual return on plan assets	61.5	89.3	—	—
Company contributions	50.9	63.9	0.8	0.7
Foreign currency exchange rate changes	(7.0)	35.7	—	—
Plan participants’ contributions	1.6	1.6	—	—
Benefits paid	(24.4)	(47.2)	(0.8)	(0.7)

Fair value of plan assets at December 31	702.4	619.8	—	—

Funded status of the plans (liability) at December 31	$(173.0)	$(134.1)	$(8.6)	$(7.9)

Current portion of accrued pension and other postretirement benefits	(3.0)	(1.2)	(0.9)	(0.8)
Accrued pension and other postretirement benefits, net of current portion	(170.0)	(132.9)	(7.7)	(7.1)

Funded status recognized in the consolidated balance sheets at December 31, 2010 and 2009	$(173.0)	$(134.1)	$(8.6)	$(7.9)

Amounts recognized in accumulated other comprehensive (income) loss:
Unrecognized actuarial (gain) loss	$317.0	$264.4	$(2.6)	$(3.8)
Unrecognized prior service (credit) cost	0.1	(0.9)	(2.9)	(4.1)
Unrecognized transition asset	(1.3)	(1.8)	—	—

Accumulated other comprehensive (income) loss at December 31	$315.8	$261.7	$(5.5)	$(7.9)

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$875.4	$753.9	$8.6	$7.9
Aggregate fair value of plan assets	702.4	619.8	—	—

Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	$457.9	$386.6
Aggregate fair value of plan assets	386.5	316.3

(1)	The year-over-year change in actuarial (gain) loss is primarily due to the decrease in the discount rates used to determine the benefit obligation.

The following table summarizes the components of net periodic benefit cost for the years ended December 31, 2010, 2009, and 2008:

	Pensions			Other Postretirement Benefits
(In millions)	2010	2009	2008	2010	2009	2008
Components of net annual benefit cost:
Service cost	$36.0	$36.6	$33.5	$0.1	$0.1	$0.1
Interest cost	43.1	39.7	38.9	0.5	0.6	0.7
Expected return on plan assets	(54.6)	(45.8)	(49.9)	—	—	—
Curtailment	—	(0.5)	—	—	—	—
Settlement cost	—	—	8.1	—	—	—
Amortization of transition asset	(0.5)	(0.5)	(0.6)	—	—	—
Amortization of prior service cost (credit)	(0.1)	(0.2)	0.3	(1.2)	(1.3)	(1.4)
Amortization of net actuarial loss (gain)	11.8	16.1	3.7	(0.3)	(0.1)	(0.1)

Net periodic benefit cost (income)	$35.7	$45.4	$34.0	$(0.9)	$(0.7)	$(0.7)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain)	$64.4	$(30.4)	$189.2	$0.9	$(3.2)	$(0.7)
Amortization of net actuarial loss (gain)	(11.8)	(16.1)	(3.7)	0.3	0.1	0.2
Prior service cost	0.9	—	0.9	—	—	4.4
Amortization of prior service (cost) credit	0.1	0.2	(0.3)	1.2	1.3	2.0
Amortization of transition asset	0.5	0.5	0.6	—	—	—

Total recognized in other comprehensive loss (income)	54.1	(45.8)	186.7	2.4	(1.8)	5.9

Total recognized in net periodic benefit cost (income) and other comprehensive loss (income)	$89.8	$(0.4)	$220.7	$1.5	$(2.5)	$5.2

Included in accumulated other comprehensive income at December 31, 2010, are noncash, pretax charges which have not yet been recognized in net periodic benefit cost (income). The estimated amounts that will be amortized from the portion of each component of accumulated other comprehensive income as a component of net period benefit cost (income), during the next fiscal year are as follows:

(In millions)	Pension Plans	Other Postretirement Benefits
Net actuarial losses (gains)	$16.8	$(0.2)
Prior service cost (credit)	$(0.1)	$(1.3)
Transition asset	$(0.5)	$—

Key assumptions—The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions		Other Postretirement Benefits
	2010	2009	2010	2009
Discount rate	5.22%	5.76%	5.40%	5.90%
Rate of compensation increase	4.08%	4.07%	—	—

The discount rate used for determining the U.K. pension benefit obligations decreased from 5.87% in 2009 to 5.49% in 2010. The discount rate used for determining the Norway pension benefit obligations was 4.50% and 5.25% in 2010 and 2009, respectively. The discount rate used in determining U.S. pension benefit obligations was 5.40% and 5.90% in 2010 and 2009, respectively.

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.76%	5.92%	6.02%	5.90%	6.10%	6.50%
Rate of compensation increase	4.07%	4.04%	4.00%	—	—	—
Expected rate of return on plan assets	8.30%	8.35%	8.21%	—	—	—

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

Plan assets—Our pension plan assets measured at fair value are as follows at December 31, 2010 and 2009. Please refer to “Fair Value” in Note 1 for a description of the levels.

	December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3
Cash	$37.3	$37.3	$—	$—
Equity securities:
U.S. companies:
Large cap	126.5	126.5	—	—
Small cap	63.2	63.2	—	—
International companies	269.5	269.5	—	—
Hedge funds (1)	32.1	—	—	32.1
Limited partnerships (2)	42.3	—	—	42.3
Insurance contracts (3)	128.1	—	128.1	—
Emerging market bonds	3.4	3.4	—	—

Total assets	$702.4	$499.9	$128.1	$74.4

	December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Cash	$22.9	$22.9	$—	$—
Equity securities:
U.S. companies:
Large cap	116.3	116.3	—	—
Small cap	51.3	51.3	—	—
International companies	235.6	235.6	—	—
Hedge funds (1)	23.9	—	—	23.9
Limited partnerships (2)	35.6	—	—	35.6
Insurance contracts (3)	131.5	—	131.5	—
Emerging market bonds	2.7	2.7	—	—

Total assets	$619.8	$428.8	$131.5	$59.5

(1)	This category includes two hedge funds. One hedge fund is a dedicated value-oriented fund of hedge funds. The fund invests in approximately 10 to 20 funds that employ a range of value-oriented investment philosophies. The investment strategy centers on long-term returns with a strong focus on capital preservation. The second hedge fund’s investment objective is to deliver superior risk adjusted returns by employing a value-oriented event-driven strategy. The fund invests across the capital structure in debt and equity investments. Hedge funds are valued using the net asset value (“NAV”) as determined by the administrator or custodian of the fund.

(2)	This category includes two limited partnership investments. One partnership seeks high long-term returns following a value-oriented investment approach. The partnership may invest in a variety of securities, including U.S. and international company equities, debt securities and preferred stocks. The second investment is a partnership with a global asset manager focused on the stock of emerging market small-cap companies. Limited partnerships are valued using the NAV as determined by the administrator or custodian of the fund.

(3)	This primarily represents assets in our Norwegian pension plans. Our pension program for the Norwegian plans follows a pension insurance arrangement. We pay premiums to an insurance company in exchange for a guaranteed return. Our guaranteed return was 2.75% at December 31, 2010. Insurance contracts are valued at book value, which approximates fair value, and is calculated using the prior year balance plus or minus investment returns and changes in cash flows.

The summary of changes in the fair value of the pension plan Level 3 assets for the years ended December 31, 2010 and 2009 is as follows:

(In millions)	Hedge Funds	Limited Partnerships
Balance at December 31, 2008	$—	$4.2
Unrealized gains relating to instruments still held at the reporting date	3.9	10.6
Purchases, sales, issuances and settlements, net	20.0	20.8

Balance at December 31, 2009	$23.9	$35.6
Unrealized gains relating to instruments still held at the reporting date	3.2	6.7
Purchases, sales, issuances and settlements, net	5.0	—

Balance at December 31, 2010	$32.1	$42.3

Our pension investment strategy emphasizes maximizing returns consistent with minimizing risk. Excluding our international plans with insurance-based investments, 82% of our total pension assets represent the U.S. qualified plan, the U.K. and Canadian plans. These plans are invested primarily in equities to maximize the long-term returns of the plans. The investment managers of these assets, including the hedge funds and limited partnerships, use Graham and Dodd fundamental investment analysis to select securities that have a margin of safety between the price of the security and the estimated value of the security. This value-oriented approach tends to mitigate the risk of a large equity allocation.

Contributions—We expect to contribute approximately $28.0 million to our international pension and other postretirement benefit plans in 2011, representing primarily the U.K. and Norway qualified pension plans. Additionally, we may make a discretionary contribution of approximately $35.0 million to our U.S. qualified pension plan in 2011. All of the contributions are expected to be in the form of cash. In 2010 and 2009, we contributed $50.9 million and $63.9 million to the pension plans, respectively, which included $39.0 million and $13.1 million, respectively, to the U.S. qualified pension plan.

Estimated future benefit payments—The following table summarizes expected benefit payments from our various pension and postretirement benefit plans through 2020. Actual benefit payments may differ from expected benefit payments.

(In millions)	Pensions	Other Postretirement Benefits
2011	$25.2	$0.9
2012	39.2	0.9
2013	39.7	0.9
2014	29.4	0.8
2015	30.8	0.8
2016-2020	188.8	3.7

Savings Plans—The FMC Technologies, Inc. Savings and Investment Plan (“Qualified Plan”), a qualified salary reduction plan under Section 401(k) of the Internal Revenue Code, is a defined contribution plan. Additionally, we have a non-qualified deferred compensation plan, the Non-Qualified Plan, which allows certain highly compensated employees the option to defer the receipt of a portion of their salary. We match a portion of the participants’ deferrals to both plans. In October 2009, the Board of Directors approved amendments to the U.S. Qualified Plan and U.S. Non-Qualified Plan (“Amended Plans”). Under the Amended Plans, we are required to make a nonelective contribution equal to four percent of an employee’s eligible earnings every pay period to all new nonunion employees hired on or after January 1, 2010, and current nonunion employees with less than five years of vesting service as of December 31, 2009. The vesting schedule for the four percent nonelective contribution under the Amended Plans is three years of vesting service with FMC.

Participants in the Non-Qualified Plan earn a return based on hypothetical investments in the same options as our 401(k) plan, including FMC Technologies stock. Changes in the market value of these participant investments are reflected as an adjustment to the deferred compensation liability with an offset to other income (expense), net. As of December 31, 2010 and 2009, our liability for the Non-Qualified Plan was $32.3 million and $26.4 million, respectively, and was recorded in other non-current liabilities. We hedge the financial impact of changes in the participants’ hypothetical investments by purchasing the investments that the participants have chosen. With the exception of FMC Technologies stock, which is maintained at its cost basis, changes in the fair value of these investments are recognized as an offset to other income (expense), net. As of December 31, 2010 and 2009, we had investments for the Non-Qualified Plan totaling $26.4 million and $19.2 million, respectively, at fair market value and FMC Technologies stock held in trust of $3.4 million and $5.7 million, respectively, at its cost basis.

We recognized expense of $11.1 million, $10.6 million and $10.6 million, for matching contributions to these plans in 2010, 2009 and 2008, respectively. Additionally, we recognized expense of $6.2 million for nonelective contributions in 2010.

NOTE 12. STOCK-BASED COMPENSATION

We sponsor a stock-based compensation plan, which is described below, and have granted awards primarily in the form of nonvested stock awards (also known as restricted stock in the plan document) and stock options. The compensation expense for awards under the plan for each of the years in the three year period ended December 31, 2010 is as follows:

(In millions)	2010	2009	2008
Stock-based compensation expense
Restricted stock	$25.4	$27.0	$26.2
Other	2.1	2.2	1.8

Total stock-based compensation expense	$27.5	$29.2	$28.0

Income tax benefits related to stock-based compensation expense	$9.4	$10.8	$10.4

Stock-based compensation expense is recognized over the lesser of the stated vesting period (three or four years) or the period until the employee reaches age 62 (the retirement eligible age under the plan). As of December 31, 2010, a portion of the stock-based compensation expense related to outstanding awards remains to be recognized in future periods. The compensation expense related to nonvested awards yet to be recognized totaled $24.5 million for restricted stock. These costs are expected to be recognized over a weighted average period of 1.1 years.

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

Under the Plan, 24.0 million shares of our common stock were authorized for awards. These shares are in addition to shares previously granted by FMC Corporation and converted into approximately 9.0 million shares of our common stock. As of December 31, 2010, 2.8 million shares were reserved to satisfy existing awards and 11.0 million shares were available for future awards.

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

Stock-based compensation awards to non-employee directors consist of restricted stock units. Awards to non-employee directors generally vest on the date of our annual stockholder meeting following the date of grant. Stock units are not settled until a director ceases services to the Board. At December 31, 2010, outstanding awards to active and retired non-employee directors included 386 thousand stock units.

Restricted stock—A summary of the nonvested restricted stock awards as of December 31, 2010, and changes during the year is presented below:

(Number of restricted stock shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2009	2,522	$34.21
Granted	549	$53.87
Vested	(913)	$30.94
Cancelled	(47)	$40.96

Nonvested at December 31, 2010	2,111	$40.59

In 2010, we granted time-based restricted stock awards, as well as awards with performance and market conditions.

For current year performance-based awards, the payout was dependent upon our performance relative to a peer group of companies with respect to EBITDA growth and return on investment for the year ending December 31, 2010. Based on results for the performance period, the payout will be 152 thousand shares at the vesting date in January 2013. Compensation cost has been measured for 2010 based on the actual outcome of the performance conditions.

For current year market-based awards, the payout was contingent upon our performance relative to the same peer group of companies with respect to total shareholder return for the year ending December 31, 2010. Based on results for the performance period, the payout will be 101 thousand shares at the vesting date in January 2013. Compensation cost for these awards has been calculated using the grant date fair market value, as estimated using a Monte Carlo simulation.

The following summarizes values for restricted stock activity in each of the years in the three year period ended December 31, 2010:

	2010	2009	2008
Weighted average grant date fair value of restricted stock awards granted	$53.87	$28.57	$51.01
Fair value of restricted stock vested (in millions)	$54.3	$26.6	$62.9

On January 3, 2011, restricted stock awards vested and approximately 465 thousand shares were issued to employees.

Stock options—There were no options granted, forfeited or expired during the year ended December 31, 2010.

The following shows stock option activity for the year ended December 31, 2010:

(Number of stock options in thousands, intrinsic value in millions)	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	500	$10.34
Exercised	(220)	$10.62

Outstanding and exercisable at December 31, 2010	280	$10.11	2.2	$22.1

The aggregate intrinsic value reflects the value to the option holders, or the difference between the market price as of December 31, 2010, and the exercise price of the option, which would have been received by the option holders had all options been exercised as of that date. While the intrinsic value is representative of the value to be gained by the option holders, this value is not indicative of compensation expense recorded by us. Compensation expense on stock options was calculated on the date of grant using the fair value of the options, as determined by a Black-Scholes option pricing model and the number of options granted, reduced by estimated forfeitures.

The intrinsic value of options exercised for each year in the three year period ended December 31, 2010, was $14.9 million, $16.8 million, and $26.9 million, respectively.

NOTE 13. STOCKHOLDERS’ EQUITY

Capital stock—The following is a summary of our capital stock activity during each of the years in the three-year period ended December 31, 2010:

(Number of shares in thousands)	Common Stock Issued	Common Stock Held in Employee Benefit Trust	Common Stock Held in Treasury
December 31, 2007	143,159	170	13,670
Stock awards	—	—	(1,254)
Treasury stock purchases	—	—	5,703
Net stock sold from employee benefit trust	—	(48)	—

December 31, 2008	143,159	122	18,119
Stock awards	—	—	(1,183)
Treasury stock purchases	—	—	4,270
Net stock purchased from employee benefit trust	—	2	—

December 31, 2009	143,159	124	21,206
Stock awards	—	—	2,902
Treasury stock purchases	—	—	(835)
Net stock purchased from employee benefit trust	—	(58)	—

December 31, 2010	143,159	66	23,273

The plan administrator of the Non-Qualified Plan purchases shares of our common stock on the open market. Such shares are placed in a trust owned by FMC Technologies.

In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock split on August 31, 2007, the authorization was increased to 30 million shares. In July 2008, in connection with the JBT spin-off, and as required by the IRS, the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock in addition to the 30 million shares described above. We repurchased $164.4 million, $155.7 million and $324.0 million of common stock during 2010, 2009 and 2008, respectively, under the authorized repurchase program. As of December 31, 2010, approximately 2.5 million shares remained available for purchase under the current program which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our employee stock plans. Treasury shares are accounted for using the cost method.

On May 15, 2009, we amended our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 195 million shares to 300 million shares.

No cash dividends were paid on our common stock in 2010, 2009 or 2008.

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

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

	December 31,
(In millions)	2010	2009
Cumulative foreign currency translation adjustments	$(51.7)	$(44.8)
Cumulative deferral of hedging losses, net of tax of $(3.8) million and $7.3 million, respectively	6.1	(13.0)
Cumulative deferral of pension and other postretirement benefit losses, net of tax of $103.8 million and $85.8 million, respectively	(206.5)	(168.0)

Accumulated other comprehensive loss	$(252.1)	$(225.8)

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

Interest rate swap instruments—The purpose of these instruments is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate. At December 31, 2010, we held three instruments which in aggregate hedge the risk of changes in future interest payments on $100.0 million of variable-rate debt.

Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At December 31, 2010, we held the following material positions:

(In millions)	Notional Amount Bought (Sold)
		USD Equivalent
Brazilian real	107.6	64.6
Euro	(19.3)	(25.8)
British pound	94.6	147.7
Kuwaiti dinar	(4.0)	(14.3)
Malaysian ringgit	41.8	13.6
Norwegian krone	3,897.9	669.5
Singapore dollar	128.3	100.0
U.S. dollar	(906.5)	(906.5)

Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments for particular projects, or to comply with government restrictions on the currency used to purchase goods in certain countries. At December 31, 2010, our portfolio of these instruments included the following material positions:

(In millions)	Notional Amount Bought (Sold)
		USD Equivalent
Brazilian real	(20.1)	(12.1)
Euro	31.6	42.3
British pound	6.5	10.2
Norwegian krone	(1,110.9)	(190.8)
U.S. dollar	135.9	135.9

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

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Fair Value (in millions)
		December 31, 2010	December 31, 2009
Interest rate contracts	Long-term liabilities – Derivative financial instruments	$(2.7)	$(0.5)
Foreign exchange contracts	Current assets – Derivative financial instruments	40.7	77.0
	Long-term assets – Derivative financial instruments	45.5	14.2
	Current liabilities – Derivative financial instruments	(39.7)	(78.0)
	Long-term liabilities – Derivative financial instruments	(31.8)	(13.2)

Total derivatives designated as hedging instruments		$12.0	$(0.5)

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value (in millions)
		December 31, 2010	December 31, 2009
Foreign exchange contracts	Current assets – Derivative financial instruments	$33.1	$31.0
	Long-term assets – Derivative financial instruments	14.6	14.3
	Current liabilities – Derivative financial instruments	(35.2)	(33.5)
	Long-term liabilities – Derivative financial instruments	(11.6)	(15.9)

Total derivatives not designated as hedging instruments		$0.9	$(4.1)

We recognized losses of $2.6 million and $3.5 million for the years ended December 31, 2010 and 2009, respectively, on cash flow hedges as it is probable that the original forecasted transaction will not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive gains of $6.1 million and losses of $13.0 million at December 31, 2010 and 2009, respectively. We expect to transfer an approximate $4.8 million gain from accumulated OCI to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by 2014. The following tables present the impact of derivative instruments and their location within the accompanying consolidated statements of income for the years ended December 31, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	Year Ended December 31,
(In millions)	2010	2009
Interest rate contracts	$(2.3)	$(0.5)
Foreign exchange contracts	7.8	55.7

Total	$5.5	$55.2

Derivatives in Cash Flow Hedging Relationships Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,
(In millions)	2010	2009
Foreign exchange contracts:
Revenue	$(5.5)	$(33.5)
Cost of sales	(19.5)	(24.2)
Selling, general and administrative expense	0.2	(0.2)

Total	$(24.8)	$(57.9)

Derivatives in Cash Flow Hedging Relationships Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31,
(In millions)	2010	2009
Foreign exchange contracts:
Revenue	$8.3	$7.1
Cost of sales	(10.1)	(5.2)
Selling, general and administrative expense	—	(0.1)

Total	$(1.8)	$1.8

Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the consolidated balance sheets. Typically forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain or (Loss) Recognized in Income on Derivatives (Not Designated as Hedging Instruments)	Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31,
(In millions)	2010	2009
Foreign exchange contracts:
Revenue	$3.6	$(1.4)
Cost of sales	(0.4)	(2.3)
Selling, general and administrative expense	(7.8)	(5.7)

Total	$(4.6)	$(9.4)

NOTE 15. FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009 are as follows. Please refer to “Fair Value” in Note 1 for a description of the levels.

	December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$19.3	$19.3	$—	$—
Fixed income fund	8.4	8.4	—	—
Stable value fund	3.1	—	3.1	—
Cash equivalents/other	1.7	1.7	—	—
Derivative financial instruments:
Foreign exchange contracts	133.9	—	133.9	—

Total assets	$166.4	$29.4	$137.0	$—

Liabilities
Derivative financial instruments:
Interest rate contracts	$2.7	$—	$2.7	$—
Foreign exchange contracts	118.3	—	118.3	—
Earn-out contingent consideration obligation	59.0	—	—	59.0

Total liabilities	$180.0	$—	$121.0	$59.0

	December 31, 2009
(In millions)	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$12.8	$12.8	$—	$—
Fixed income fund	7.9	7.9	—	—
Cash equivalents/other	4.5	4.5	—	—
Derivative financial instruments:
Foreign exchange contracts	136.5	—	136.5	—

Total assets	$161.7	$25.2	$136.5	$—

Liabilities
Derivative financial instruments:
Interest rate contracts	$0.5	$—	$0.5	$—
Foreign exchange contracts	140.6	—	140.6	—
Earn-out contingent consideration obligation	54.0	—	—	54.0

Total liabilities	$195.1	$—	$141.1	$54.0

Investments— The fair value measurement of our equity securities, fixed income fund and other investment assets is based on quoted prices that we have the ability to access in public markets. Our stable value fund is valued at the net asset value of the shares held at the end of the quarter which is based on the fair value of the underlying investments using information reported by the investment advisor at year-end.

Derivative financial instruments—We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, we utilize our credit spread for this adjustment. Our credit spread and that of other counterparties not publicly available are approximated by using the spread of similar companies in the same industry, of similar size and with the same credit rating. Our derivative asset values were reduced by $0.1 million and $0.2 million, and our derivative liability values were reduced by $0.7 million and $0.1 million at December 31, 2010 and 2009, respectively, to approximate fair value, including credit risk.

At the present time, we have no credit risk-related contingent features in our agreements with the financial institutions which would require us to post collateral for derivative positions in a liability position.

See Note 14 for additional disclosure related to derivative financial instruments.

Earn-out contingent consideration obligation—The fair value measurement of the earn-out contingent consideration obligation relates to the acquisition of MPM in October 2009 and is included in other long-term liabilities in the consolidated balance sheets. We determined the fair value of the earn-out contingent consideration obligation using a discounted cash flow model. The key assumption used in applying the income approach is a discount rate which approximates our debt credit rating. The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the obligation are recorded as income or expense in our consolidated statements of income.

Changes in the fair value of our Level 3 earn-out contingent consideration obligation for the year ended December 31, 2010, are as follows:

(In millions)	Earn-out Contingent Consideration
Balance at December 31, 2009	$54.0
Gain included in earnings	5.2
Foreign currency translation adjustment	(0.2)

Balance at December 31, 2010	$59.0

Other fair value disclosures—The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper, and debt associated with our term loan and revolving credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value because of their short-term maturities.

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

NOTE 16. RELATED PARTY TRANSACTIONS

John Bean Technologies Corporation—On July 31, 2008, the spin-off of 100% of our FoodTech and Airport Systems businesses to our shareholders was accomplished through a tax-free dividend of all outstanding shares of JBT, now an independent public company traded on the New York Stock Exchange (symbol JBT).

We entered into certain agreements which defined key provisions related to the spin-off and the relationship between the two companies after the spin-off, including, among others, a Separation and Distribution Agreement, dated July 31, 2008, between FMC Technologies and JBT (the “JBT Separation and Distribution Agreement”) and a tax sharing agreement, dated July 31, 2008, between FMC Technologies and JBT (the “JBT Tax Sharing Agreement”). The JBT Separation and Distribution Agreement required us to contribute certain business segments and their associated assets and liabilities to JBT. As a result of the contribution, we have no interest in JBT’s assets and business and, subject to certain exceptions described below, generally have no obligation with respect to JBT’s liabilities. Similarly, JBT has no interest in our assets and generally has no obligation with respect to our liabilities related to retained businesses after the distribution. We generally made no representations or warranties as to the assets, businesses or liabilities transferred or assumed as part of the contribution, and generally made the transfers on an “as is, where is” basis. JBT agreed to use reasonable best efforts to cause us to be released from all FMC Technologies obligations to guarantee or otherwise support any liabilities or obligations of JBT not later than July 31, 2010. JBT agreed to reimburse and otherwise indemnify and hold us harmless for any and all costs and charges associated with and such liabilities or obligations of JBT or any guarantee to third parties not terminated prior to July 31, 2008.

As parties to the JBT Separation and Distribution Agreement, FMC Technologies and JBT each indemnify the other party from liabilities arising from their respective businesses or contracts, from liabilities arising from breach of the JBT Separation and Distribution Agreement and from certain claims made prior to the spin-off of JBT (Note 18).

The JBT Tax Sharing Agreement sets forth the responsibilities of the parties with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods, and disputes with taxing authorities regarding taxes for such periods. The JBT Tax Sharing Agreement also provides that JBT will indemnify us for any tax liability we may incur as a result of any action taken by JBT after the spin-off which causes the distribution to not qualify as tax-free for U.S. federal income tax purposes under the terms of the private letter ruling received from the IRS. We will indemnify JBT against any tax liability in the case any action taken by us causes the distribution to not qualify as tax-free.

FMC Corporation—FMC Technologies was a subsidiary of FMC Corporation until the distribution of FMC Technologies’ common stock by FMC Corporation, which was completed on December 31, 2001.

In June 2001, FMC Corporation contributed to us substantially all of the assets and liabilities of the businesses that comprise FMC Technologies (the “Separation”). FMC Technologies and FMC Corporation entered into certain agreements which defined key provisions related to the Separation and the ongoing relationship between the two companies after the Separation. These agreements included a Separation and Distribution Agreement, dated May 31, 2001 (“SDA”), and a Tax Sharing Agreement, which provided that FMC Technologies and FMC Corporation would make payments between them as appropriate to properly allocate tax liabilities for pre-Separation periods.

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

	December 31,
(In millions)	2010	2009
Balance at beginning of year	$16.9	$13.5
Expenses for new warranties	24.4	24.6
Adjustments to existing accruals	(1.4)	(6.5)
Claims paid	(17.5)	(14.7)

Balance at end of year	$22.4	$16.9

NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments— We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide for payment of property taxes, insurance and repairs by us. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $99.1 million, $77.7 million and $72.6 million in 2010, 2009 and 2008, respectively.

Minimum future rental payments under noncancelable operating leases amounted to $528.2 million as of December 31, 2010, and are payable as follows: $76.6 million in 2011, $69.1 million in 2012, $58.9 million in 2013, $51.7 million in 2014, $48.5 million in 2015 and $223.4 million thereafter. Minimum future rental payments to be received under noncancelable subleases totaled $6.3 million at December 31, 2010.

Contingent liabilities associated with guarantees—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments at December 31, 2010, represented $736.0 million for guarantees of our future performance and $39.4 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within two years; we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

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

In addition, under the SDA between FMC Corporation and FMC Technologies, which contains key provisions relating to our 2001 spin-off from FMC Corporation, FMC Corporation is required to indemnify us for certain claims made prior to the spin-off, as well as for other claims related to discontinued operations. We expect that FMC Corporation will bear responsibility for the majority of these claims. Under the JBT Separation and Distribution Agreement, which contains key provisions relating to the spin-off of the Airport and FoodTech businesses from us in 2008, JBT is required to indemnify us for certain claims made prior to the spin-off, as well as for other claims related to JBT products or business operations. Some of these claims may include those described in this paragraph involving FMC Corporation. While the ultimate responsibility for claims involving FMC Technologies, FMC Corporation or JBT cannot yet be determined due to lack of identification of the products or premises involved, we expect that FMC Corporation will bear responsibility for a majority of these claims initiated subsequent to the spin-off and that JBT will bear responsibility for other claims initiated subsequent to the spin-off.

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

Segment revenue and segment operating profit

	Year Ended December 31,
(In millions)	2010	2009	2008
Revenue:
Energy Production Systems (1)	$3,355.7	$3,721.9	$3,670.7
Energy Processing Systems	775.5	698.4	883.2
Other revenue (2) and intercompany eliminations	(5.6)	(14.9)	(3.0)

Total revenue	$4,125.6	$4,405.4	$4,550.9

Income before income taxes:
Segment operating profit:
Energy Production Systems	$498.6	$516.1	$420.7
Energy Processing Systems	134.8	102.4	165.5

Total segment operating profit	633.4	618.5	586.2

Corporate items:
Corporate expense (3)	(40.2)	(35.4)	(37.5)
Other revenue (2) and other (expense), net (4)	(48.9)	(57.2)	(42.3)
Net interest expense	(8.8)	(9.5)	(1.5)

Total corporate items	(97.9)	(102.1)	(81.3)

Income from continuing operations before income taxes attributable to FMC Technologies, Inc.	$535.5	$516.4	$504.9

(1)	We had two customers in our Energy Production Systems segment that comprised approximately 13% and 10% of our consolidated revenue for the year ended December 31, 2010. We had one customer in our Energy Production Systems segment that comprised approximately 16% and 19% of our consolidated revenue for the years ended December 31, 2009 and 2008, respectively.

(2)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(3)	Corporate expense primarily includes corporate staff expenses.

(4)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and segment assets

	December 31,
(In millions)	2010	2009
Segment operating capital employed (1):
Energy Production Systems	$1,349.7	$1,022.0
Energy Processing Systems	373.1	347.6

Total segment operating capital employed	1,722.8	1,369.6
Segment liabilities included in total segment operating capital employed (2)	1,375.8	1,508.9
Corporate (3)	545.6	677.9

Total assets	$3,644.2	$3,556.4

Segment assets:
Energy Production Systems	$2,553.1	$2,397.7
Energy Processing Systems	549.3	486.2
Intercompany eliminations	(3.8)	(5.4)

Total segment assets	3,098.6	2,878.5
Corporate (3)	545.6	677.9

Total assets	$3,644.2	$3,556.4

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO inventory reserves.

(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.

(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

Geographic segment information

Geographic segment sales were identified based on the location where our products and services were delivered. Geographic segment long-lived assets represent property, plant and equipment, net.

	Year Ended December 31,
(In millions)	2010	2009	2008
Revenue (by location of customer):
United States	$939.9	$996.2	$1,110.1
Norway	703.4	911.6	1,068.1
Angola	564.7	584.3	238.5
All other countries	1,917.6	1,913.3	2,134.2

Total revenue	$4,125.6	$4,405.4	$4,550.9

	December 31,
(In millions)	2010	2009	2008
Long-lived assets:
United States	$185.3	$184.4	$178.5
Norway	153.7	160.3	118.2
Brazil	93.3	66.8	43.3
All other countries	176.7	170.4	154.9

Total long-lived assets	$609.0	$581.9	$494.9

Other business segment information

	Capital Expenditures Year Ended December 31,			Depreciation and Amortization Year Ended December 31,			Research and Development Expense Year Ended December 31,
(In millions)	2010	2009	2008	2010	2009	2008	2010	2009	2008
Energy Production Systems	$99.1	$102.9	$153.7	$84.4	$80.3	$60.7	$57.2	$43.6	$38.4
Energy Processing Systems	12.8	6.5	7.2	13.7	10.6	9.6	10.8	7.7	6.9
Corporate	0.6	0.6	4.1	3.2	2.1	2.3	—	—	—

Total	$112.5	$110.0	$165.0	$101.3	$93.0	$72.6	$68.0	$51.3	$45.3

NOTE 20. QUARTERLY INFORMATION (UNAUDITED)

	2010				2009
(In millions, except per share data and common stock prices)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$1,102.8	$960.0	$1,012.5	$1,050.3	$1,160.2	$1,088.4	$1,103.8	$1,053.0
Cost of sales	828.4	723.0	746.6	776.0	898.4	835.7	856.2	844.2
Income from continuing operations	100.0	80.7	96.2	99.0	92.9	91.2	105.9	71.3
Income (loss) from discontinued operations	(0.7)	0.3	—	—	0.3	0.4	0.1	(0.3)
Net income attributable to FMC Technologies, Inc.	$99.3	$81.0	$96.2	$99.0	$93.2	$91.6	$106.0	$71.0
Basic earnings per share (1)	$0.82	$0.67	$0.79	$0.81	$0.76	$0.74	$0.86	$0.57
Diluted earnings per share (1)	$0.82	$0.67	$0.78	$0.80	$0.75	$0.73	$0.84	$0.56
Common stock price:
High	$89.12	$68.96	$73.32	$65.36	$58.84	$55.31	$43.70	$33.97
Low	$67.51	$53.42	$47.60	$53.17	$49.96	$35.10	$31.63	$23.79

(1)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.

NOTE 21. SUBSEQUENT EVENT

On February 25, 2011, we announced that our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock to be effected in the form of a stock dividend. The stock split will entitle each stockholder of record at the close of business on March 14, 2011, to receive one additional share for every one share owned as of that date, payable on March 31, 2011. Upon the completion of the stock split, we will have approximately 240 million shares of common stock outstanding. Information presented in our consolidated financial statements and notes thereto has not been restated to reflect this authorized stock split.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Our disclosure controls and procedures are designed to:

i)	ensure that information required to be disclosed by us in reports that we filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

ii)	ensure that information required to be disclosed by us in reports that we filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the results of our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective in providing this reasonable assurance as of December 31, 2010.

During the quarter ended December 31, 2010 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein in Item 8.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference from the section entitled “Our Board of Directors” of the Proxy Statement for the 2011 Annual Meeting of Stockholders. Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each of these committees operates pursuant to a written charter setting out the functions and responsibilities of the committee. The charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors may be found on our website at www.fmctechnologies.com under “About Us—Corporate Governance” and are also available in print to any stockholder upon request without charge by submitting a written request to Jeffrey W. Carr, Senior Vice President, General Counsel and Secretary, FMC Technologies, Inc., 1803 Gears Road, Houston, Texas 77067. Information concerning audit committee financial experts on the Audit Committee of the Board of Directors is incorporated herein by reference from the section entitled “Committees of the Board of Directors—Audit Committee” of the Proxy Statement for the 2011 Annual Meeting of Stockholders.

Information regarding our executive officers is presented in the section entitled “Executive Officers of the Registrant” in Item I of this Annual Report on Form 10-K.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

Information required by this item is incorporated herein by reference from the sections entitled “Director Compensation,” “Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of the Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the section entitled “Security Ownership of FMC Technologies Management and Holders of More Than Five Percent of Outstanding Shares of Common Stock” of the Proxy Statement for the 2011 Annual Meeting of Stockholders. Additionally, Equity Plan Compensation Information is presented in Item 5 of Part II of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Director Independence” of the Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the section entitled “Proposal to Ratify the Appointment of KPMG LLP” of the Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements and Related Report of Independent Registered Public Accounting Firm:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

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

See Index of Exhibits beginning on page 88 of this Annual Report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts

(In thousands)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions and Other (b)	Balance at End of Period
Year ended December 31, 2008:
Allowance for doubtful accounts	$2,826	$6,268	$(1,994)	$(2,287)	$9,387
Valuation allowance for deferred tax assets	$2,469	$922	$(86)	$1,339	$1,966
Year ended December 31, 2009:
Allowance for doubtful accounts	$9,387	$3,309	$295	$4,997	$7,994
Valuation allowance for deferred tax assets	$1,966	$2,050	$(15)	$620	$3,381
Year ended December 31, 2010:
Allowance for doubtful accounts	$7,994	$4,014	$(188)	$785	$11,035
Valuation allowance for deferred tax assets	$3,381	$1,438	$61	$1,425	$3,455

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

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Signature

February 28, 2011	/S/ PETER D. KINNEAR Peter D. Kinnear Chairman and Chief Executive Officer (Principal Executive Officer)

February 28, 2011	/S/ WILLIAM H. SCHUMANN, III William H. Schumann, III Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 28, 2011	/S/ JAY A. NUTT Jay A. Nutt Vice President and Controller (Principal Accounting Officer)

February 28, 2011	/S/ MIKE R. BOWLIN Mike R. Bowlin, Director

February 28, 2011	/S/ ELEAZAR DE CARVALHO FILHO Eleazar De Carvalho Filho, Director

February 28, 2011	/S/ C. MAURY DEVINE C. Maury Devine, Director

February 28, 2011	/S/ DR. THORLEIF ENGER Dr. Thorleif Enger, Director

February 28, 2011	/S/ CLAIRE S. FARLEY Claire S. Farley, Director

February 28, 2011	/S/ THOMAS M. HAMILTON Thomas M. Hamilton, Director

Date	Signature

February 28, 2011	/S/ EDWARD J. MOONEY Edward J. Mooney, Director

February 28, 2011	/S/ JOSEPH H. NETHERLAND Joseph H. Netherland, Director

February 28, 2011	/S/ RICHARD A. PATTAROZZI Richard A. Pattarozzi, Director

February 28, 2011	/S/ JAMES M. RINGLER James M. Ringler, Director

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
2.1	Separation and Distribution Agreement by and between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 2.1 to the Form S-1/A filed on June 6, 2001) (Registration No. 333-55920).

2.2	Separation and Distribution Agreement by and between FMC Technologies and John Bean Technologies Corporation, dated July 31, 2008 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed on August 6, 2008) (File No. 001-16489).

2.3	Amendment, dated October 25, 2010, by and between FMC Technologies, Inc. and John Bean Technologies Corporation that amends the Separation and Distribution Agreement by and between FMC Technologies, Inc. and John Bean Technologies Corporation, dated July 31, 2008 (incorporated by reference from Exhibit 2.2a to the Quarterly Report on Form 10-Q filed on November 2, 2010) (File No. 001-16489).

3.1	Registrant’s Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2009) (File No. 001-16489).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 3, 2010) (File No. 001-16489).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001) (Registration No. 333-55920).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001) (Registration No. 333-62996).

4.3	Amendment to Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on September 11, 2009) (File No. 001-16489).

10.1	Tax Sharing Agreement by and among FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.1 to the Form S-1/A filed on June 6, 2001) (Registration No. 333-55920).

10.2	Employee Benefits Agreement by and between FMC Corporation and the Company, dated as of May 30, 2001 (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on June 6, 2001) (Registration No. 333-55920).

10.3	Transition Services Agreement between FMC Corporation and the Company, dated as of May 31, 2001 (incorporated by reference from Exhibit 10.3 to the Form S-1/A filed on June 6, 2001) (Registration No. 333-55920).

10.4*	Amended and Restated Incentive Compensation and Stock Plan, dated February 25, 2010 (incorporated by reference from Exhibit 10.4 to the Annual Report Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.5*	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from Exhibit 10.4d to the Quarterly Report on Form 10-Q filed on May 10, 2005) (File No. 001-16489).

10.6*	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director) (incorporated by reference from Exhibit 10.4e to the Quarterly Report on Form 10-Q filed on May 10, 2005) (File No. 001-16489).

Exhibit No.	Exhibit Description
10.7*	Form of Grant Agreement for Key Manager Restricted Stock Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4f to the Quarterly Report on Form 10-Q filed on May 10, 2005) (File No. 001-16489).

10.8*	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from Exhibit 10.4g to the Quarterly Report on Form 10-Q filed on May 10, 2005) (File No. 001-16489).

10.9*	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director) (incorporated by reference from Exhibit 10.4h to the Quarterly Report on Form 10-Q filed on May 10, 2005) (File No. 001-16489).

10.10*	Form of Grant Agreement for Stock Appreciation Rights Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4i to the Quarterly Report on Form 10-Q filed on May 10, 2005) (File No. 001-16489).

10.11*	Form of Grant Agreement for Performance Units Grant Pursuant to FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4j to the Quarterly Report on Form 10-Q filed on May 10, 2005) (File No. 001-16489).

10.12*	Form of Long Term Incentive Performance Share Restricted Stock Agreement Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.k to the Quarterly Report on Form 10-Q filed on May 9, 2006) (File No. 001-16489).

10.13*	Form of Long Term Incentive Performance Share Restricted Stock Agreement Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.i to the Annual Report on Form 10-K filed on March 1, 2010) (File No 001-16489).

10.14*	Form of Long Term Incentive Restricted Stock Unit Agreement for Employees of FMC Technologies SA Pursuant to the Amended and Restated Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.j to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.15*	Forms of Executive Severance Agreements (incorporated by reference from Exhibit 10.4.i to the Annual Report on Form 10-K filed on February 27, 2009) (File No. 001-16489).

10.16*	Amended and Restated FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Program (incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.17*	First Amendment to the Amended and Restated FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Program (incorporated by reference from Exhibit 10.6.a to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.18*	Eighth Amendment to the FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Program (incorporated by reference from Exhibit 10.6h to the Quarterly Report on Form 10-Q filed on November 3, 2009) (File No. 001-16489).

10.19*	Ninth Amendment to the FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Program (incorporated by reference from Exhibit 10.6.c to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.20*	Amended and Restated FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.d to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

Exhibit No.	Exhibit Description
10.21*	First Amendment to the Amended and Restated FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.e to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.22*	Sixth Amendment to the FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.f to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.23*	Amended and Restated FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.24*	FMC Technologies, Inc. Equivalent Retirement Plan Grantor Trust Agreement (incorporated by reference from Exhibit 10.7.a to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.25*	First Amendment to the Amended and Restated FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 3, 2009) (File No. 001-16489).

10.26*	Amended and Restated FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.27*	FMC Technologies, Inc. Savings and Investment Plan Trust (incorporated by reference from Exhibit 10.8.a to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.28*	First Amendment to the Amended and Restated FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.b the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.29*	Ninth Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.i to the Quarterly Report on Form 10-Q filed on November 3, 2009) (File No. 001-16489).

10.30*	Tenth Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.j the Quarterly Report on Form 10-Q filed on November 3, 2009) (File No. 001-16489).

10.31*	Eleventh Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.e to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.32*	Amended and Restated FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9 the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.33*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan Trust Agreement (incorporated by reference from Exhibit 10.9.a the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.34*	First Amendment to the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9 the Quarterly Report on Form 10-Q filed on November 3, 2009) (File No. 001-16489).

10.35	Commercial Paper Dealer Agreement 4(2) Program between Banc of America Securities LLC and the Company, dated as of January 24, 2003 (incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

Exhibit No.	Exhibit Description
10.36	Commercial Paper Dealer Agreement 4(2) Program between Wells Fargo Brokerage Services, LLC. and the Company, dated as of December 21, 2007 (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.37	Commercial Paper Dealer Agreement 4(2) Program between J.P. Morgan Securities Inc. and the Company, dated as of March 7, 2008 (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.38	Commercial Paper Dealer Agreement 4(2) Program between Citigroup Global Markets, Inc. and the Company, dated as of January 2010 (incorporated by reference from Exhibit 10.13 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.39	Issuing and Paying Agency Agreement between Wells Fargo Bank, National Association and the Company, dated as of January 3, 2004 (incorporated by reference from Exhibit 10.14 to the Annual Report on Form 10-K filed on March 1, 2010). (File No. 001-16489).

10.40	$600,000,000 Five-Year Credit Agreement dated December 6, 2007, between FMC Technologies, Inc. and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.15 to the Form 8-K filed on December 7, 2007) (File No. 001-16489).

10.41	$350,000,000 Credit Agreement dated January 13, 2010, between FMC Technologies, Inc. and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10 to the Form 8-K filed on January 15, 2010) (File No. 001-16489).

10.42	Tax Sharing Agreement between FMC Technologies, Inc. and John Bean Technologies Corporation, dated July 31, 2008 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed on August 6, 2008) (File No. 001-16489).

10.43	Securities Purchase Agreement among FMC Technologies, Inc. and Schilling Robotics, Inc., Schilling Robotics, LLC and Tyler Schilling, dated December 24, 2008 (incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K filed on February 27, 2009) (File No. 001-16489).

10.44	Unit Holders Agreement among FMC Technologies, Inc., Schilling Robotics, Inc., and Tyler Schilling, dated December 26, 2008 (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K filed on February 27, 2009) (File No. 001-16489).

10.45	Amended and Restated Operating Agreement among FMC Technologies, Inc., Schilling Robotics, Inc., Schilling Robotics Newco, LLC, Schilling Robotics, LLC and Tyler Schilling, dated December 26, 2008 (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K filed on February 27, 2009) (File No. 001-16489).

10.46	Purchase Agreement, dated September 9, 2009, among FMC Technologies, Inc. and Direct Drive Systems, Inc., (“DDS”) each stakeholder in DDS signatory thereto and Vatche Artinian as the Sellers’ Representative (incorporated by reference from Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 3, 2009) (File No. 001-16489).

14.1	FMC Technologies, Inc. Code of Business Conduct and Ethics Including Provisions for Principal Executive and Financial Officers (incorporated by reference from Exhibit 14.1 to the Annual Report on Form 10-K filed on March 12, 2004) (File No. 001-16489).

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

Exhibit No.	Exhibit Description
32.1	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
**	Furnished herewith