Form 10-Q
period 2011-03-31
FMC TECHNOLOGIES INC
filed 2011-04-29
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer  ☒    Accelerated  filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2011
Common Stock, par value $0.01 per share	240,326,759

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue:
Product revenue	$919.0	$917.3
Service and other revenue	162.9	133.0

Total revenue	1,081.9	1,050.3
Costs and expenses:
Cost of product revenue	726.8	677.4
Cost of service and other revenue	115.9	98.6
Selling, general and administrative expense	115.2	103.2
Research and development expense	16.6	14.2

Total costs and expenses	974.5	893.4
Other income (expense), net	2.4	(5.3)

Income before net interest expense and income taxes	109.8	151.6
Net interest expense	(1.5)	(2.3)

Income before income taxes	108.3	149.3
Provision for income taxes	22.6	49.9

Net income	85.7	99.4
Less: net income attributable to noncontrolling interests	(0.5)	(0.4)

Net income attributable to FMC Technologies, Inc.	$85.2	$99.0

Earnings per share (Note 3):
Basic	$0.35	$0.40
Diluted	$0.35	$0.40
Weighted average shares outstanding (Note 3):
Basic	241.8	245.1
Diluted	243.8	247.6

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except par value data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$376.8	$315.5
Trade receivables, net of allowances of $9.0 in 2011 and $11.0 in 2010	1,101.2	1,103.4
Inventories, net (Note 4)	616.5	566.5
Derivative financial instruments (Note 11)	95.9	73.8
Prepaid expenses	39.1	18.9
Deferred income taxes	58.6	61.7
Income taxes benefit	49.4	41.2
Other current assets	194.5	164.3

Total current assets	2,532.0	2,345.3
Investments	149.0	148.2
Property, plant and equipment, net of accumulated depreciation of $501.8 in 2011 and $477.6 in 2010	642.5	609.0
Goodwill	279.8	274.8
Intangible assets, net of accumulated amortization of $46.3 in 2011 and $42.3 in 2010	140.7	140.5
Deferred income taxes	9.5	26.8
Derivative financial instruments (Note 11)	99.6	60.1
Other assets	38.7	39.5

Total assets	$3,891.8	$3,644.2

Liabilities and equity
Current liabilities:
Short-term debt and current portion of long-term debt	$7.4	$12.2
Accounts payable, trade	416.6	344.1
Advance payments and progress billings	560.4	556.4
Derivative financial instruments (Note 11)	81.3	74.9
Income taxes payable	34.1	39.2
Deferred income taxes	36.3	64.3
Other current liabilities	379.5	404.3

Total current liabilities	1,515.6	1,495.4
Long-term debt, less current portion (Note 5)	414.6	351.1
Accrued pension and other postretirement benefits, less current portion	147.1	177.7
Derivative financial instruments (Note 11)	71.5	46.1
Deferred income taxes	130.2	93.9
Other liabilities	165.3	157.7
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (Note 10):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2011 or 2010	—	—
Common stock, $0.01 par value, 300.0 shares authorized in 2011 and 2010; 286.3 shares issued in 2011 and 2010; 240.3 and 239.6 shares outstanding in 2011 and 2010, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.1 shares outstanding in 2011 and 2010	(4.7)	(3.4)
Common stock held in treasury, at cost; 45.8 and 46.5 shares in 2011 and 2010, respectively	(933.8)	(947.8)
Capital in excess of par value of common stock	684.5	698.7
Retained earnings	1,900.1	1,814.9
Accumulated other comprehensive loss	(211.1)	(252.1)

Total FMC Technologies, Inc. stockholders’ equity	1,436.4	1,311.7
Noncontrolling interests	11.1	10.6

Total equity	1,447.5	1,322.3

Total liabilities and equity	$3,891.8	$3,644.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
Cash provided (required) by operating activities of continuing operations:
Net income attributable to FMC Technologies, Inc.	$85.2	$99.0
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	20.3	23.1
Amortization	5.1	5.5
Employee benefit plan and stock-based compensation costs	17.5	19.5
Deferred income tax provision	6.2	18.5
Unrealized (gain) loss on derivative instruments	(0.7)	7.3
Other	2.1	4.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	25.5	(57.3)
Inventories, net	(41.2)	34.7
Accounts payable, trade	64.0	(41.7)
Advance payments and progress billings	(9.1)	(115.4)
Income taxes payable	(11.9)	(10.9)
Accrued pension and other postretirement benefits, net	(36.9)	(2.0)
Other assets and liabilities, net	(75.8)	(47.3)

Cash provided (required) by operating activities of continuing operations	50.3	(62.9)
Cash required by discontinued operations – operating	(0.1)	—

Cash provided (required) by operating activities	50.2	(62.9)

Cash provided (required) by investing activities:
Capital expenditures	(41.0)	(19.4)
Proceeds from disposal of assets	1.7	1.3

Cash required by investing activities	(39.3)	(18.1)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	0.3	(17.9)
Repayments of long-term debt	(5.2)	(0.3)
Net increase in commercial paper	63.0	71.3
Proceeds from exercise of stock options	0.6	1.3
Purchase of treasury stock	(1.1)	(50.5)
Other	(8.0)	(13.1)

Cash provided (required) by financing activities	49.6	(9.2)

Effect of exchange rate changes on cash and cash equivalents	0.8	(1.5)

Increase (decrease) in cash and cash equivalents	61.3	(91.7)
Cash and cash equivalents, beginning of period	315.5	460.7

Cash and cash equivalents, end of period	$376.8	$369.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FMC Technologies, Inc. and its consolidated subsidiaries (“FMC”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by United States GAAP have been condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

On February 25, 2011, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock. The stock split was completed in the form of a stock dividend that was issued on March 31, 2011, to shareholders of record at the close of business on March 14, 2011. All common share and per share information in our condensed consolidated financial statements have been revised retroactively to reflect the stock split.

Note 2: Recently Adopted Accounting Standards

Effective January 1, 2011, we adopted an update issued by the Financial Accounting Standards Board (“FASB”) to existing guidance on revenue recognition for arrangements with multiple deliverables. This update allows companies to allocate consideration received for qualified separate deliverables based on estimated selling price for both delivered and undelivered items when vendor-specific or third-party evidence is unavailable. Additionally, disclosure of the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery and significant factors and estimates used to determine estimated selling prices are required. The adoption of the update did not have a material impact on our condensed consolidated financial statements.

Effective January 1, 2011, we adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). There was no impact on the presentation of our condensed consolidated financial statements from the adoption of this update.

Note 3: Earnings per Share

A reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) calculation was as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2011	2010
Basic earnings per share attributable to FMC Technologies, Inc.:
Net income	$85.2	$99.0

Weighted average number of shares outstanding	241.8	245.1

Basic earnings per share	$0.35	$0.40

Diluted earnings per share attributable to FMC Technologies, Inc.:
Net income	$85.2	$99.0

Weighted average number of shares outstanding	241.8	245.1
Dilutive effect of restricted stock units and stock options	2.0	2.5

Total shares and dilutive securities	243.8	247.6

Diluted earnings per share	$0.35	$0.40

Note 4: Inventories

Inventories consisted of the following:

(In millions)	March 31, 2011	December 31, 2010
Raw materials	$118.8	$108.8
Work in process	121.3	95.8
Finished goods	522.8	508.4

Gross inventories before LIFO reserves and valuation adjustments	762.9	713.0
LIFO reserves and valuation adjustments	(146.4)	(146.5)

Net inventories	$616.5	$566.5

Note 5: Debt

Long-term debt consisted of the following:

(In millions)	March 31, 2011	December 31, 2010
Revolving credit facilities	$100.0	$100.0
Commercial paper (1)	274.0	211.0
Term loan	33.5	32.8
Property financing	7.6	7.7
Other	—	5.2

Total long-term debt	415.1	356.7
Less: current portion	(0.5)	(5.6)

Long-term debt, less current portion	$414.6	$351.1

(1)	Committed credit available under our revolving credit facilities provides the ability to refinance our commercial paper obligations on a long-term basis. Since we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets at March 31, 2011 and December 31, 2010. Our commercial paper borrowings as of March 31, 2011 had an average interest rate of 0.38%.

Note 6: Income Taxes

Our income tax provisions for the first quarter of 2011 and 2010 reflected effective tax rates of 20.9% and 33.5%, respectively. In January 2011 we received final approval from the Singapore Economic Development Board for an extension to 2013 of our existing tax holiday in Singapore, along with a reduction in the incentive tax rate from 10% to 5%, retroactive to January 1, 2009. In addition we received final approval for an additional tax holiday in Singapore conditioned on additional local investment and applicable to income related to certain products manufactured in Singapore. This additional tax holiday is retroactive to January 1, 2009 and expires after 2018. During the first quarter we recognized the retroactive benefit of approximately $7.3 million related to these tax holidays. Excluding this benefit our income tax provision for the first quarter of 2011 was 27.7%. The remaining decrease in the effective tax rate in 2011 was primarily due to a favorable change in the forecasted country mix of earnings year-over-year and the impact of higher charges in the first quarter of 2010 related to unrecognized tax benefits. The difference between the effective tax rate and the statutory U.S. federal income tax rate related to differing foreign and state tax rates.

Note 7: Warranty Obligations

Warranty cost and accrual information was as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Balance at beginning of period	$22.4	$16.9
Expense for new warranties	3.5	7.4
Adjustments to existing accruals	0.7	(1.2)
Claims paid	(5.5)	(4.9)

Balance at end of period	$21.1	$18.2

Note 8: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended March 31,
(In millions)	2011	2010
Service cost	$10.4	$9.2
Interest cost	11.5	10.6
Expected return on plan assets	(15.4)	(13.8)
Amortization of transition asset	(0.1)	(0.1)
Amortization of actuarial losses, net	4.2	2.8

Net periodic benefit cost	$10.6	$8.7

	Other Postretirement Benefits
	Three Months Ended March 31,
(In millions)	2011	2010
Service cost	$0.1	$—
Interest cost	0.1	0.1
Amortization of prior service benefit	(0.3)	(0.3)
Amortization of actuarial gains, net	(0.1)	(0.1)

Net periodic benefit cost	$(0.2)	$(0.3)

Note 9: Stock-Based Compensation

We have granted awards primarily in the form of nonvested stock units (also known as restricted stock in the plan document) under our Amended and Restated Incentive Compensation and Stock Plan (the “Plan”). We recognize compensation expense for awards under the Plan and the corresponding income tax benefits related to the expense. Stock-based compensation expense for nonvested stock awards was $7.0 million and $10.2 million for the three months ended March 31, 2011 and 2010, respectively.

In the three months ended March 31, 2011, we granted the following restricted stock awards to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value
Time-based	337
Performance-based	123	*
Market-based	62	*

Granted during the three months ended March 31, 2011	522		$42.09

*	Assumes target payout

We granted time-based restricted stock awards, as well as awards with performance- and market-based conditions.

For current-year performance-based awards, actual payouts may vary from zero to 247 thousand shares and will be dependent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ending December 31, 2011. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.

For current-year market-based awards, actual payouts may vary from zero to 123 thousand shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return (“TSR”) and whether the TSR is positive or negative for the year ending December 31, 2011. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.

Note 10: Stockholders’ Equity

In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock splits (i) on August 31, 2007, the authorization was increased to 30 million shares; and (ii) on March 31, 2011, the authorization was increased to 60 million shares. In addition to the 60 million shares, in July 2008, the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock, and as of September 2008, there were no remaining shares available for purchase under the $95.0 million authorization.

During the first quarter of 2011, we repurchased 27 thousand shares of common stock for an aggregate purchase price of $1.1 million. During the first quarter of 2010, we repurchased 1.7 million shares of common stock for an aggregate purchase price of $50.5 million. As of March 31, 2011, approximately 5.0 million shares remained available for purchase under the current program which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.

During the three months ended March 31, 2011, 748 thousand shares were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2010, 1.7 million shares were issued from treasury stock.

Comprehensive income consisted of the following:

	Three Months Ended March 31,
(In millions)	2011	2010
Net income attributable to FMC Technologies, Inc.	$85.2	$99.0
Foreign currency translation adjustments	22.0	(24.7)
Net deferral of hedging gains (losses), net of tax (1)	16.6	(3.7)
Amortization of pension and other postretirement benefit losses, net of tax	2.4	1.4

Comprehensive income attributable to FMC Technologies, Inc.	$126.2	$72.0

(1)	See additional disclosure related to hedging activity in Note 11.

Accumulated other comprehensive loss consisted of the following:

(In millions)	March 31, 2011	December 31, 2010
Cumulative foreign currency translation adjustments	$(29.7)	$(51.7)
Cumulative deferral of hedging gains, net of tax (1)	22.7	6.1
Cumulative deferral of pension and other postretirement benefit losses, net of tax	(204.1)	(206.5)

Accumulated other comprehensive loss	$(211.1)	$(252.1)

(1)	See additional disclosure related to hedging activity in Note 11.

Note 11: Derivative Financial Instruments

We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and interest rates. We hold the following types of derivative instruments:

Interest rate swap instruments – The purpose of these instruments is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate. At March 31, 2011, we held three instruments which in aggregate hedge the interest expense on $100.0 million of variable-rate debt.

Foreign exchange rate forward contracts – The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At March 31, 2011, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	308.2	188.4
British pound	108.8	174.6
Euro	(35.8)	(50.8)
Malaysian ringgit	35.6	11.8
Norwegian krone	3,870.8	700.3
Singapore dollar	106.2	84.3
U.S. dollar	(1,026.1)	(1,026.1)

Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of these instruments is to match offsetting currency payments for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At March 31, 2011, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(5.0)	(3.1)
British pound	5.8	9.3
Euro	18.2	25.8
Norwegian krone	(918.0)	(166.1)
U.S. dollar	111.3	111.3

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

		Fair Value (in millions)
Derivatives Designated as Hedging Instruments:	Balance Sheet Location	March 31, 2011	December 31, 2010
Interest rate contracts	Long-term liabilities – Derivative financial instruments	$(2.4)	$(2.7)
Foreign exchange contracts	Current assets – Derivative financial instruments	66.4	40.7
	Long-term assets – Derivative financial instruments	75.5	45.5
	Current liabilities – Derivative financial instruments	(54.0)	(39.7)
	Long-term liabilities – Derivative financial instruments	(49.9)	(31.8)

Total derivatives designated as hedging instruments		$35.6	$12.0

Derivatives Not Designated as Hedging Instruments:
Foreign exchange contracts	Current assets – Derivative financial instruments	$29.5	$33.1
	Long-term assets – Derivative financial instruments	24.1	14.6
	Current liabilities – Derivative financial instruments	(27.3)	(35.2)
	Long-term liabilities – Derivative financial instruments	(19.2)	(11.6)

Total derivatives not designated as hedging instruments		$7.1	$0.9

We recognized a $0.2 million gain and a $0.6 million loss on cash flow hedges for the three months ended March 31, 2011 and 2010, respectively, because it is probable that the original forecasted transaction will not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive gains of $22.7 million and $6.1 million at March 31, 2011 and December 31, 2010, respectively. We expect to transfer an approximate $10.0 million gain from accumulated OCI to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by 2014. The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying condensed consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended March 31,
(In millions)	2011	2010
Interest rate contracts	$0.4	$(1.0)
Foreign exchange contracts	28.2	(9.6)

Total	$28.6	$(10.6)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,
(In millions)	2011	2010
Foreign exchange contracts:
Revenue	$4.4	$3.6
Cost of sales	(2.1)	(7.0)
Selling, general and administrative expense	0.1	—

Total	$2.4	$(3.4)

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
(In millions)	2011	2010
Foreign exchange contracts:
Revenue	$2.1	$(3.6)
Cost of sales	(3.4)	(0.1)

Total	$(1.3)	$(3.7)

Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets. Forward foreign currency contracts are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Instruments Not Designated as Hedging Instruments)
	Three Months Ended March 31,
(In millions)	2011	2010
Foreign exchange contracts:
Revenue	$2.8	$0.3
Cost of sales	(0.3)	0.1
Other income (expense), net	0.8	(6.4)

Total	$3.3	$(6.0)

Note 12: Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2011				December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$21.7	$21.7	$—	$—	$19.3	$19.3	$—	$—
Fixed income	8.9	8.9	—	—	8.4	8.4	—	—
Stable value fund	2.3	—	2.3	—	3.1	—	3.1	—
Other	1.8	1.8	—	—	1.7	1.7	—	—
Derivative financial instruments:
Foreign exchange contracts	195.5	—	195.5	—	133.9	—	133.9	—

Total assets	$230.2	$32.4	$197.8	$—	$166.4	$29.4	$137.0	$—

Liabilities
Derivative financial instruments:
Interest rate contracts	$2.4	$—	$2.4	$—	$2.7	$—	$2.7	$—
Foreign exchange contracts	150.4	—	150.4	—	118.3	—	118.3	—
Earn-out contingent consideration obligation	62.5	—	—	62.5	59.0	—	—	59.0

Total liabilities	$215.3	$—	$152.8	$62.5	$180.0	$—	$121.0	$59.0

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

Derivative financial instruments—We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, a spread representing our credit spread is used. Our credit spread and the credit spread of other counterparties not publicly available are approximated by using the spread of similar companies in the same industry, of similar size and with the same credit rating. The derivative asset values presented in the preceding tables were reduced by $0.7 million and $0.1 million, and the derivative liability values reduced by $0.1 million and $0.7 million at March 31, 2011 and December 31, 2010, respectively, to approximate fair value, including credit risk.

At the present time, we have no credit-risk-related contingent features in our agreements with the financial institutions which would require us to post collateral for derivative positions in a liability position.

See Note 11 for additional disclosure related to derivative financial instruments.

Earn-out contingent consideration obligation—We determine the fair value of the earn-out contingent consideration obligation using a discounted cash flow model. The key assumption used in applying the income approach is a discount rate which approximates our debt credit rating. The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the obligation are recorded as income or expense in our condensed consolidated statements of income.

Changes in the fair value of our Level 3 earn-out contingent consideration obligation were as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Balance at beginning of period	$59.0	$54.0
Remeasurement adjustment	0.4	1.8
Foreign currency translation adjustment	3.1	(1.5)

Balance at end of period	$62.5	$54.3

Other fair value disclosures—The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper and debt associated with our term loan and revolving credit facilities, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value because of their short-term maturities.

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

Note 13: Commitments and Contingent Liabilities

We are the named defendant in a number of other lawsuits; however, while the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Note 14: Business Segment Information

Segment revenue and segment operating profit were as follows:

	Three Months Ended March 31,
(In millions)	2011	2010
Revenue
Energy Production Systems	$856.4	$887.6
Energy Processing Systems	226.1	167.5
Other revenue (1) and intercompany eliminations	(0.6)	(4.8)

Total revenue	$1,081.9	$1,050.3

Income before income taxes:
Segment operating profit:
Energy Production Systems	$82.2	$157.6
Energy Processing Systems	43.7	23.4

Total segment operating profit	125.9	181.0
Corporate items:
Corporate expense (2)	(8.4)	(9.0)
Other revenue (1) and other expense, net (3)	(8.2)	(20.8)
Net interest expense	(1.5)	(2.3)

Total corporate items	(18.1)	(32.1)

Income before income taxes attributable to FMC Technologies, Inc.	$107.8	$148.9

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.
(2)	Corporate expense primarily includes corporate staff expenses.
(3)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and assets were as follows:

(In millions)	March 31, 2011	December 31, 2010
Segment operating capital employed (1):
Energy Production Systems	$1,394.4	$1,349.7
Energy Processing Systems	407.0	373.1

Total segment operating capital employed	1,801.4	1,722.8
Segment liabilities included in total segment operating capital employed (2)	1,435.7	1,375.8
Corporate (3)	654.7	545.6

Total assets	$3,891.8	$3,644.2

Segment assets:
Energy Production Systems	$2,654.2	$2,553.1
Energy Processing Systems	586.4	549.3
Intercompany eliminations	(3.5)	(3.8)

Total segment assets	3,237.1	3,098.6
Corporate (3)	654.7	545.6

Total assets	$3,891.8	$3,644.2

(1)	Management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes, LIFO inventory reserves and the fair value of derivatives.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the SEC, our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, those described under Risk Factors in Item 1A of our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2011.

In some cases, forward-looking statements can be identified by such words or phrases as “will likely result,” “is confident that,” “expects,” “should,” “could,” “may,” “will continue to,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and our outlook based on currently available information. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made and involve judgments. We undertake no obligation to update these forward-looking statements except to the extent required by law.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended March 31,		Change
(In millions, except %)	2011	2010	$	%
Revenue	$1,081.9	$1,050.3	31.6	3.0
Costs and expenses:
Cost of sales	842.7	776.0	66.7	8.6
Selling, general and administrative expense	115.2	103.2	12.0	11.6
Research and development expense	16.6	14.2	2.4	16.5

Total costs and expenses	974.5	893.4	81.1	9.1
Other income (expense), net	2.4	(5.3)	7.7	*
Net interest expense	(1.5)	(2.3)	0.8	33.2

Income before income taxes	108.3	149.3	(41.0)	(27.5)
Provision for income taxes	22.6	49.9	(27.3)	(54.8)

Net income	85.7	99.4	(13.7)	(13.8)
Less: net income attributable to noncontrolling interests	(0.5)	(0.4)	(0.1)	(12.0)

Net income attributable to FMC Technologies, Inc	$85.2	$99.0	(13.8)	(13.9)

*	Not meaningful

Total revenue for the three months ended March 31, 2011 increased $31.6 million compared to the same period in 2010. Total revenue for the three months ended March 31, 2011, included a $28.3 million favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $3.3 million during the first quarter of 2011, compared to the same period in 2010. Within Energy Processing Systems, fluid control revenue increased primarily due to the strength in North American oil and gas land-based activity, partially offset by decreased revenue in the measurement solutions and loading systems businesses. Additionally, Energy Production Systems’ revenue was down year-over-year reflecting less progress due to early stages of subsea projects awarded in 2010, partially offset by increased activity in all of the other segment businesses.

Gross profit (revenue less cost of sales) decreased as a percentage of sales from 26.1% in 2010 to 22.1% in 2011. The margin decline was predominantly due to lower subsea sales volumes and the execution of lower margin subsea projects awarded in 2010. Additionally, margins in our surface wellhead business were negatively impacted by a more competitive pricing environment in Asia Pacific and North Africa/Europe during the quarter ended March 31, 2011. Gross profit for the quarter ended March 31, 2011 included a $4.8 million favorable impact of foreign currency translation.

Selling, general and administrative (“SG&A”) expense increased by $12.0 million year-over-year, driven by increased bid activity and higher staffing expense required to support operational growth. The increase was partially offset by lower employee stock-based compensation expense of $3.2 million year-over-year due to lower values subject to accelerated amortization in the first quarter of 2011. SG&A expense for the quarter-ended March 31, 2011, included a $1.7 million unfavorable impact of foreign currency translation.

Other expense, net, reflected $0.2 million in gains and $6.0 million in losses on foreign currency derivative instruments, for which hedge accounting is not applied, for the three months ended March 31, 2011 and 2010, respectively. Additionally, we recognized $1.2 million in gains during the first quarter of 2011, associated with the investments held in an employee benefit trust for our non-qualified deferred compensation plan, compared to $0.7 million in gains during the prior-year period.

Our income tax provisions for the first quarter of 2011 and 2010 reflected effective tax rates of 20.9% and 33.5%, respectively. During the first quarter of 2011 we recognized a tax benefit of $7.3 million related to certain tax holidays in Singapore that we received final approval for from the Singapore Economic Development Board and which are retroactive to January 1, 2009. Excluding this benefit our income tax provision for the first quarter of 2011 was 27.7%. The remaining decrease in the effective tax rate in 2011 was primarily due to a favorable change in the forecasted country mix of earnings year-over-year and the impact of higher charges in the first quarter of 2010 related to unrecognized tax benefits. The difference between the effective tax rate and the statutory U.S. federal income tax rate related to differing foreign and state tax rates.

Business Outlook

Management remains optimistic about business activity for 2011. In spite of some volatility due to unrest in North Africa and the Middle East, the current energy market continues to reflect expanding global economies and firming expectations of increased energy demand. As a result of the rising expectations for energy demand, oil prices steadily increased throughout 2010 and into 2011, to a level that we consider to be conducive to deepwater economics. The strength in oil prices is expected to continue throughout 2011. Additionally, expansion of the floating rig fleet continues to be a critical enabler for our customers to expand their capacity to complete subsea wells. After growing 27% since 2007, the fleet is expected to grow another 20% over the next two years. As a consequence, demand for exploration and production activity is also improving, leading to expectations of ongoing strength throughout the balance of 2011 and into 2012. Overall, we believe that the subsea market and the overall business environment for oilfield service activities will remain robust.

Activity is beginning to materialize in the U.S. Gulf of Mexico. However, there continues to be some uncertainty about the long term effect of the deepwater drilling moratorium in the U.S. Gulf of Mexico and we may not see significant growth in orders until 2012. Our subsea U.S. Gulf of Mexico revenue represented approximately 11% of our consolidated revenue in 2010.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended March 31,		Favorable/ (Unfavorable)
(In millions, except %)	2011	2010	$	%
Revenue
Energy Production Systems	$856.4	$887.6	(31.2)	(3.5)
Energy Processing Systems	226.1	167.5	58.6	35.0
Other revenue and intercompany eliminations	(0.6)	(4.8)	4.2	88.4

Total revenue	$1,081.9	$1,050.3	31.6	3.0

Segment Operating Profit
Energy Production Systems	$82.2	$157.6	(75.4)	(47.8)
Energy Processing Systems	43.7	23.4	20.3	86.3

Total segment operating profit	125.9	181.0	(55.1)	(30.4)

Corporate Items
Corporate expense	(8.4)	(9.0)	0.6	6.7
Other revenue and other expense, net	(8.2)	(20.8)	12.6	60.7
Net interest expense	(1.5)	(2.3)	0.8	33.2

Total corporate items	(18.1)	(32.1)	14.0	43.6

Income before income taxes	107.8	148.9	(41.1)	(27.6)
Provision for income taxes	22.6	49.9	27.3	54.8

Net income attributable to FMC Technologies, Inc.	$85.2	$99.0	(13.8)	(13.9)

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue for the three months ended March 31, 2011 decreased $31.2 million compared to the same period in 2010. Revenue for the first quarter ended March 31, 2011, included a $27.8 million favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue declined by $59.0 million year-over-year. Segment revenue is impacted by the execution of backlog and trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Following a year of significant inbound orders, we had less progress due to early stages of subsea projects during the first quarter of 2011, compared to execution of more mature subsea projects in the prior-year period, resulting in a revenue decline year-over-year. The impact of the drilling moratorium imposed in the U.S. Gulf of Mexico in 2010 also resulted in some delays in project orders and service activities, further reducing 2011 subsea revenue. Additionally, international activity levels in our surface wellhead business have declined partially offset by an improvement in the North America surface wellhead markets.

Energy Production Systems’ operating profit decreased as a percentage of sales from 17.8% in 2010, to 9.6% in 2011. The margin decline was predominantly due to lower subsea sales volumes and the execution of lower margin subsea projects awarded in 2010. Margins in our surface wellhead business were also negatively impacted by a more competitive pricing environment in Asia Pacific and North Africa/Europe. Additionally, SG&A expense increased year-over-year driven by increased bid activity and higher staffing expense required to support operational growth. Foreign currency translation favorably impacted operating profit for the quarter ended March 31, 2011 by $2.9 million, compared to the prior-year quarter.

Energy Processing Systems

Energy Processing Systems’ revenue grew by $58.6 million year-over-year. Fluid control volume increased year-over-year driven by higher demand for Weco®/Chiksan® equipment coupled with an increased demand for well service pumps, both attributable to the strength in North American oil and gas land-based activity. The increase was partially offset by the timing of project execution in our loading systems and measurement solutions businesses.

Energy Processing Systems’ operating profit increased as a percentage of sales from 14.0% in 2010 to 19.3% in 2011. Higher volume drove an increase in gross profit of $22.9 million, primarily in our fluid control business which benefited from the recovery in North American oil and gas land-based activity. Additionally, we recognized a favorable resolution of a legal matter in the first quarter of 2011. The increase was slightly offset by increased SG&A costs including higher staffing expenses and increased bid activity.

Corporate Items

Corporate items were $18.1 million and $32.1 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in expense reflects foreign currency gains of $0.2 million in 2011, compared to losses in the prior-year period of $7.2 million. Additionally, we had lower employee stock-based compensation expense of $3.2 million year-over-year due to lower values subject to accelerated amortization in the first quarter of 2011. We also recognized $1.2 million in gains during the first quarter of 2011, associated with the investments held in an employee benefit trust for our non-qualified deferred compensation plan, compared to $0.7 million in gains during the prior-year period.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2011	2010
Energy Production Systems	$1,095.7	$1,048.8
Energy Processing Systems	267.1	180.3
Intercompany eliminations	(1.0)	(2.5)

Total inbound orders	$1,361.8	$1,226.6

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation positively affected backlog by $121.8 million and negatively affected backlog by $47.9 million for the three months ended March 31, 2011 and 2010, respectively.

	Order Backlog
(In millions)	March 31, 2011	December 31, 2010	March 31, 2010
Energy Production Systems	$4,235.8	$3,879.7	$2,450.7
Energy Processing Systems	342.1	296.0	229.1
Intercompany eliminations	(4.7)	(4.2)	(5.9)

Total order backlog	$4,573.2	$4,171.5	$2,673.9

Order backlog for Energy Productions Systems at March 31, 2011, increased by $356.1 million compared to year-end 2010, reflecting strong inbound of subsea projects in 2011. Backlog of $4.2 billion at March 31, 2011, included various subsea projects for BP; CNOOC’s Liuhua; ConocoPhillip’s Ekofisk; Exxon’s Hibernia Southern Extension; Gazprom’s Kirinskoye; Petrobras’ Marlim and frame agreements for trees and manifolds; Shell’s Parque das Conchas (also known as BC-10), Bonga Northwest, West Boreas and Cardamom Deep; Statoil’s Gygrid, Katla, Marulk, Visund South (also known as Pan Pandora) and Vigdis North-East; and Total’s CLOV, GirRI, Pazflor and Laggan-Tormore subsea projects.

Energy Processing Systems’ order backlog at March 31, 2011 increased by $46.1 million compared to year-end 2010. The increase is due to strong inbound orders in our loading systems, measurement solutions and blending and transfer businesses during the first quarter of 2011. We also had solid inbound in our fluid control business during the quarter ended March 31, 2011, which was more than offset by a high level of shipments, resulting in a slight decline in fluid control backlog.

LIQUIDITY AND CAPITAL RESOURCES

We generate our capital resources primarily through operations, and when needed, through various credit facilities.

We were in a net debt position at March 31, 2011. Net debt, or net cash, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net (debt) cash is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net (debt) cash.

(In millions)	March 31, 2011	December 31, 2010
Cash and cash equivalents	$376.8	$315.5
Short-term debt and current portion of long-term debt	(7.4)	(12.2)
Long-term debt, less current portion	(414.6)	(351.1)

Net (debt) cash	$(45.2)	$(47.8)

The change in our net (debt) cash position was primarily due to cash provided from operating activities, partially offset by capital expenditures for the three months ended March 31, 2011.

Cash Flows

We generated $50.3 million in cash flows from operating activities of continuing operations during the three months ended March 31, 2011, compared to $62.9 million required during the prior-year period. The year-over-year change was due primarily to changes in our working capital driven by our portfolio of projects. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. This favorable change was partially offset by lower net income, contributions made to our international pension plans of $17.7 million and a discretionary contribution made to our domestic qualified pension plan of $19.0 million during the quarter ended March 31, 2011.

During the three months ended March 31, 2011, cash flows required by investing activities totaled $39.3 million, primarily consisting of amounts required to fund capital expenditures. Capital expenditures increased by $21.6 million year-over-year, primarily reflecting our investment in tooling, rental tools, equipment upgrades and capacity expansion. We also continued to progress on the construction of the technology center in Brazil during the quarter ended March 31, 2011.

Cash provided by financing activities was $49.6 million for the three months ended March 31, 2011, compared to $9.2 million required during the comparable prior-year period. The year-over-year change was driven primarily by reduced repurchases of common stock under our share repurchase authorization program.

Debt and Liquidity

The following is a summary of our credit facilities at March 31, 2011:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year committed revolving credit facility	$600.0	$100.0	$274.0	$16.4	$209.6	December 2012
Three-year committed revolving credit agreement	350.0	—	—	—	350.0	January 2013

	$950.0	$100.0	$274.0	$16.4	$559.6

(a)	Under our commercial paper program, we have the ability to access up to $750.0 million of financing through our commercial paper dealers. Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facilities provides the ability to issue our commercial paper obligations on a long-term basis. We had $274.0 million of commercial paper issued under this facility at March 31, 2011. Since we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at March 31, 2011 and December 31, 2010.

Credit Risk Analysis

Valuations of derivative assets and liabilities reflect the value of the instruments, including the values associated with counterparty risk. These values must also take into account our credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Our methodology includes the impact of both counterparty and our own credit standing. Additional information about credit risk is incorporated herein by reference from Note 12 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

We project spending approximately $200.0 to $250.0 million during 2011 for capital expenditures, largely for enhancements to our manufacturing and tools necessary to expand offshore service capabilities. We expect to make contributions of approximately $10.2 million to our international pension plans during the remainder of 2011. We may also make discretionary contributions of up to $16.0 million to our domestic qualified pension plan during the balance of 2011. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

We have $559.6 million of capacity available under our bank lines that we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions meet our standards. Our intent is to maintain a level of financing sufficient to meet this objective. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of our critical accounting estimates. During the three months ended March 31, 2011, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

Management believes the impact of recently issued accounting standards, which are not yet effective, will not have a material impact on our condensed consolidated financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based upon this evaluation, our principal executive officer and principal financial officer have concluded as of March 31, 2011, that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As of the date of this filing, except as noted below, there have been no material changes in our Risk Factors as set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. The following risk factor has been updated, and should be read in conjunction with, the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our operations outside the United States require us to comply with a number of U.S. and international regulations. For example, our operations in countries outside the United States are subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of those individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to the FCPA. However, our policies, procedures and programs may not always protect us from reckless or criminal acts committed by our employees or agents, and severe criminal or civil sanctions would be the result of violations of the FCPA. We are also subject to the risks that our employees, joint venture partners, and agents outside of the United States may fail to comply with other applicable laws.

Compliance with U.S. regulations on trade sanctions and embargoes poses a risk to us since our business is conducted on a worldwide basis through various subsidiaries. The U.S. government restricts sales of goods and services and certain other transactions with various countries for policy and national security reasons. While these restrictions apply to U.S. entities, they do not apply to non-U.S. subsidiaries of U.S. companies so long as those entities involved comply with restrictions on U.S. content and U.S. personnel approval and facilitation. A few of our non-U.S. subsidiaries have engaged in transactions with countries subject to the U.S. restrictions; however, the aggregate amount of such sales has not exceeded 1% of our consolidated annual revenue. Even though our non-U.S. subsidiaries may, under applicable laws and regulations, engage in transactions with various countries, in 2009, we adopted a policy directing our non-U.S. subsidiaries to effectuate an orderly withdrawal from doing business with these countries. This policy prohibited entering into new commitments involving these countries, but did not require the non-U.S. subsidiaries to cease performance of existing commitments provided such commitments could be performed in compliance with all applicable laws and regulations. During the second quarter of 2010, we received inquiries from the SEC and the Office of Foreign Assets Control

(“OFAC”) related to transactions with certain restricted countries with a specific focus on Sudan and Iran. We have provided information to both agencies in response to these requests. The SEC notified us during the third quarter of 2010 that it had closed its inquiry and we have had no further communications from OFAC.

In addition, various other countries or multilateral organizations such as the United Nations (“U.N.”) may impose restrictions on the sale of goods and services to various countries or entities. Generally these restrictions will be implemented through the national laws and regulations of the applicable countries. Due to the scope of our international operations, these restrictions may affect our ability to enter into or complete contracts. Recently, the U.N. has adopted, and other authorities including the United States and European Union have implemented, restrictions on certain transactions involving Libya. We do not, however, expect these restrictions to have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended March 31, 2011.

The following table summarizes repurchases of our common stock during the three months ended March 31, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2011 – January 31, 2011	32,652	$42.14	27,000	4,998,588
February 1, 2011 – February 28, 2011	7,000	$45.39	—	4,998,588
March 1, 2011 – March 31, 2011	25,740	$45.12	—	4,998,588

Total	65,392	$43.66	27,000	4,998,588

(a)	Represents 27,000 shares of common stock repurchased and held in treasury and 38,392 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 13,840 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended March 31, 2011.
(b)	In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock splits (i) on August 31, 2007, the authorization was increased to 30 million shares; and (ii) on March 31, 2011, the authorization was increased to 60 million shares. In addition to the 60 million shares, in July 2008, the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock, and as of September 2008, there were no remaining shares available for purchase under the $95.0 million authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-16489)).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3 to the Quarterly Report on Form 10-Q filed on October 13, 2010 (File No. 001-16489)).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001 (File No. 333-55920)).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001 (File No. 333-62996)).

4.3	Amendment to Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on September 14, 2009 (File No. 001-16489)).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1 **	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2 **	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Schema Document.

101.CAL **	XBRL Calculation Linkbase Document.

101.LAB **	XBRL Label Linkbase Document.

101. PRE **	XBRL Presentation Linkbase Document.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.

(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)

Date: April 29, 2011

EXHIBIT INDEX

Number in Exhibit Table	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-16489)).

3.2	Registrant’s Amended and Restated Bylaws (incorporated by reference from Exhibit 3 to the Quarterly Report on Form 10-Q filed on October 13, 2010 (File No. 001-16489)).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001 (File No. 333-55920)).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001 (File No. 333-62996)).

4.3	Amendment to Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on September 14, 2009 (File No. 001-16489)).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1 **	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2 **	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Schema Document.

101.CAL **	XBRL Calculation Linkbase Document.

101.LAB **	XBRL Label Linkbase Document.

101.PRE **	XBRL Presentation Linkbase Document.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q