Form 10-Q
period 2011-05-31
FMC TECHNOLOGIES INC
filed 2011-07-29
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2011
Common Stock, par value $0.01 per share	240,173,921

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Product revenue	$1,042.9	$856.1	$1,961.9	$1,773.4
Service and other revenue	186.5	156.4	349.4	289.4

Total revenue	1,229.4	1,012.5	2,311.3	2,062.8
Costs and expenses:
Cost of product revenue	832.5	638.0	1,559.3	1,315.6
Cost of service and other revenue	121.4	108.6	237.3	207.0
Selling, general and administrative expense	116.5	100.4	231.7	203.6
Research and development expense	21.6	19.0	38.2	33.2

Total costs and expenses	1,092.0	866.0	2,066.5	1,759.4
Other income (expense), net	2.5	(2.9)	4.9	(8.2)

Income before net interest expense and income taxes	139.9	143.6	249.7	295.2
Net interest expense	(2.1)	(2.4)	(3.6)	(4.7)

Income before income taxes	137.8	141.2	246.1	290.5
Provision for income taxes	42.2	44.4	64.8	94.3

Net income	95.6	96.8	181.3	196.2
Less: net income attributable to noncontrolling interests	(1.3)	(0.6)	(1.8)	(1.0)

Net income attributable to FMC Technologies, Inc.	$94.3	$96.2	$179.5	$195.2

Earnings per share (Note 3):
Basic	$0.39	$0.39	$0.74	$0.80
Diluted	$0.39	$0.39	$0.74	$0.79
Weighted average shares outstanding (Note 3):
Basic	241.9	244.3	241.8	244.7
Diluted	243.8	246.6	243.8	247.1

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except par value data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$428.0	$315.5
Trade receivables, net of allowances of $9.2 in 2011 and $11.0 in 2010	1,187.3	1,103.4
Inventories, net (Note 4)	695.0	566.5
Derivative financial instruments (Note 11)	112.8	73.8
Prepaid expenses	43.1	18.9
Deferred income taxes	58.3	61.7
Income taxes benefit	38.4	41.2
Other current assets	195.7	164.3

Total current assets	2,758.6	2,345.3
Investments	152.2	148.2
Property, plant and equipment, net of accumulated depreciation of $526.3 in 2011 and $477.6 in 2010	692.7	609.0
Goodwill	284.6	274.8
Intangible assets, net of accumulated amortization of $49.6 in 2011 and $42.3 in 2010	139.1	140.5
Deferred income taxes	4.9	26.8
Derivative financial instruments (Note 11)	128.7	60.1
Other assets	39.2	39.5

Total assets	$4,200.0	$3,644.2

Liabilities and equity
Current liabilities:
Short-term debt and current portion of long-term debt	$7.0	$12.2
Accounts payable, trade	469.3	344.1
Advance payments and progress billings	570.2	556.4
Derivative financial instruments (Note 11)	88.7	74.9
Income taxes payable	23.9	39.2
Deferred income taxes	55.0	64.3
Other current liabilities	412.5	404.3

Total current liabilities	1,626.6	1,495.4
Long-term debt, less current portion (Note 5)	465.8	351.1
Accrued pension and other postretirement benefits, less current portion	139.9	177.7
Derivative financial instruments (Note 11)	92.0	46.1
Deferred income taxes	140.3	93.9
Other liabilities	168.5	157.7
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (Note 10):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2011 or 2010	—	—
Common stock, $0.01 par value, 600.0 and 300.0 shares authorized in 2011 and 2010, respectively; 286.3 shares issued in 2011 and 2010; 240.2 and 239.6 shares outstanding in 2011 and 2010, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.1 shares outstanding in 2011 and 2010	(5.7)	(3.4)
Common stock held in treasury, at cost; 46.0 and 46.5 shares in 2011 and 2010, respectively	(939.7)	(947.8)
Capital in excess of par value of common stock	691.0	698.7
Retained earnings	1,994.4	1,814.9
Accumulated other comprehensive loss	(185.6)	(252.1)

Total FMC Technologies, Inc. stockholders’ equity	1,555.8	1,311.7
Noncontrolling interests	11.1	10.6

Total equity	1,566.9	1,322.3

Total liabilities and equity	$4,200.0	$3,644.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Six Months Ended June 30,
	2011	2010
Cash provided (required) by operating activities of continuing operations:
Net income attributable to FMC Technologies, Inc.	$179.5	$195.2
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	41.0	42.0
Amortization	10.7	10.3
Gain on disposal of assets	(1.0)	—
Employee benefit plan and stock-based compensation costs	34.4	33.2
Deferred income tax provision	31.3	41.4
Unrealized (gain) loss on derivative instruments	(4.3)	9.9
Other	4.3	9.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(41.6)	(92.9)
Inventories, net	(115.2)	38.3
Accounts payable, trade	110.7	(50.8)
Advance payments and progress billings	(8.5)	(186.1)
Income taxes payable	(11.1)	(41.3)
Accrued pension and other postretirement benefits, net	(48.7)	(3.9)
Other assets and liabilities, net	(61.4)	(69.3)

Cash provided (required) by operating activities	120.1	(64.1)

Cash provided (required) by investing activities:
Capital expenditures	(102.8)	(38.7)
Proceeds from disposal of assets	1.8	1.9
Other	(1.9)	—

Cash required by investing activities	(102.9)	(36.8)

Cash provided (required) by financing activities:
Net decrease in short-term debt	—	(16.4)
Net increase in commercial paper	113.0	169.0
Proceeds from issuance of long-term debt	—	30.0
Repayments of long-term debt	(5.4)	(0.8)
Proceeds from exercise of stock options	0.6	1.4
Purchase of treasury stock	(7.2)	(123.5)
Other	(9.1)	(13.3)

Cash provided by financing activities	91.9	46.4

Effect of exchange rate changes on cash and cash equivalents	3.4	(2.4)

Increase (decrease) in cash and cash equivalents	112.5	(56.9)
Cash and cash equivalents, beginning of period	315.5	460.7

Cash and cash equivalents, end of period	$428.0	$403.8

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

Note 3: Earnings per Share

A reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) calculation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2011	2010	2011	2010
Basic earnings per share attributable to FMC Technologies, Inc.:
Net Income	$94.3	$96.2	$179.5	$195.2

Weighted average number of shares outstanding	241.9	244.3	241.8	244.7

Basic earnings per share	$0.39	$0.39	$0.74	$0.80

Diluted earnings per share attributable to FMC Technologies, Inc.:
Net Income	$94.3	$96.2	$179.5	$195.2

Weighted average number of shares outstanding	241.9	244.3	241.8	244.7
Dilutive effect of restricted stock units and stock options	1.9	2.3	2.0	2.4

Total shares and dilutive securities	243.8	246.6	243.8	247.1

Diluted earnings per share	$0.39	$0.39	$0.74	$0.79

Note 4: Inventories

Inventories consisted of the following:

(In millions)	June 30, 2011	December 31, 2010
Raw materials	$140.6	$108.8
Work in process	139.5	95.8
Finished goods	567.9	508.4

Gross inventories before LIFO reserves and valuation adjustments	848.0	713.0
LIFO reserves and valuation adjustments	(153.0)	(146.5)

Net inventories	$695.0	$566.5

Note 5: Debt

Long-term debt consisted of the following:

(In millions)	June 30, 2011	December 31, 2010
Revolving credit facilities	$100.0	$100.0
Commercial paper (1)	324.0	211.0
Term loan	34.7	32.8
Property financing	7.5	7.7
Other	—	5.2

Total long-term debt	466.2	356.7
Less: current portion	(0.4)	(5.6)

Long-term debt, less current portion	$465.8	$351.1

(1)	Committed credit available under our revolving credit facilities provides the ability to refinance our commercial paper obligations on a long-term basis. Since we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets at June 30, 2011 and December 31, 2010. Our commercial paper borrowings as of June 30, 2011 had an average interest rate of 0.35%.

Note 6: Income Taxes

Our income tax provisions for the six months ended June 30, 2011 and 2010 reflected effective tax rates of 26.5% and 32.6%, respectively. In January 2011, we received final approval from the Singapore Economic Development Board for an extension to 2013 of our existing tax holiday in Singapore, along with a reduction in the incentive tax rate from 10% to 5%, retroactive to January 1, 2009. In addition we received final approval for an additional tax holiday in Singapore conditioned on additional local investment and applicable to income related to certain products manufactured in Singapore. This additional tax holiday was retroactive to January 1, 2009, and expires after 2018. In January 2011, we recognized a retroactive benefit of approximately $7.3 million related to these tax holidays. Excluding this benefit our income tax provision for the six months ended June 30, 2011 was 29.5%. The remaining decrease in the effective tax rate for the six months ended June 30, 2011 was primarily attributable to the impact of higher charges in the first six months of 2010 related to unrecognized tax benefits, partially offset by an unfavorable change in the forecasted country mix of earnings year-over-year.

The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates, unrecognized tax benefits and the impact of foreign earnings repatriation.

Note 7: Warranty Obligations

Warranty cost and accrual information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Balance at beginning of period	$21.1	$18.2	$22.4	$16.9
Expense for new warranties	13.6	4.7	17.1	12.1
Adjustments to existing accruals	0.7	(0.8)	1.4	(2.0)
Claims paid	(7.1)	(1.4)	(12.6)	(6.3)

Balance at end of period	$28.3	$20.7	$28.3	$20.7

Note 8: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Service cost	$10.5	$9.0	$20.9	$18.2
Interest cost	11.8	10.9	23.3	21.5
Expected return on plan assets	(16.0)	(13.5)	(31.4)	(27.3)
Amortization of transition asset	(0.2)	(0.1)	(0.3)	(0.2)
Amortization of actuarial losses, net	4.8	3.0	9.0	5.8

Net periodic benefit cost	$10.9	$9.3	$21.5	$18.0

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Service cost	$—	$—	$0.1	$—
Interest cost	0.1	0.1	0.2	0.2
Amortization of prior service benefit	(0.3)	(0.3)	(0.6)	(0.6)
Amortization of actuarial gains, net	—	—	(0.1)	(0.1)

Net periodic benefit cost	$(0.2)	$(0.2)	$(0.4)	$(0.5)

Note 9: Stock-Based Compensation

We have granted awards primarily in the form of nonvested stock units (also known as restricted stock in the plan document) under our Amended and Restated Incentive Compensation and Stock Plan (the “Plan”). We recognize compensation expense for awards under the Plan and the corresponding income tax benefits related to the expense. Stock-based compensation expense for nonvested stock awards was $6.7 million and $6.1 million for the three months ended June 30, 2011 and 2010, respectively, and $13.7 million and $16.3 million for the six months ended June 30, 2011 and 2010, respectively.

In the six months ended June 30, 2011, we granted the following restricted stock awards to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value
Time-based	343
Performance-based	123	*
Market-based	62	*

Granted during the six months ended June 30, 2011	528		$42.14

*	Assumes target payout

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

Note 10: Stockholders’ Equity

On May 12, 2011, we amended our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to 600 million shares.

There were no cash dividends declared during the six months ended June 30, 2011 and 2010.

In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock splits (i) on August 31, 2007, the authorization was increased to 30 million shares; and (ii) on March 31, 2011, the authorization was increased to 60 million shares. In addition to the 60 million shares, in July 2008, the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock, and as of September 2008, there was no remaining amount available for purchase under the $95.0 million authorization.

We repurchased the following shares of common stock during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share data)	2011	2010	2011	2010
Shares of common stock repurchased	149,046	2,698,510	176,046	4,445,598
Value of common stock repurchased	$6.1	$73.0	$7.2	$123.5

As of June 30, 2011, approximately 4.8 million shares remained available for purchase under the current program which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.

During the six months ended June 30, 2011, 756 thousand shares were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2010, 1.7 million shares were issued from treasury stock.

Comprehensive income consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net income attributable to FMC Technologies, Inc.	$94.3	$96.2	$179.5	$195.2
Foreign currency translation adjustments	20.1	(33.5)	42.1	(58.2)
Net deferral of hedging gains (losses), net of tax (1)	2.7	(0.3)	19.3	(4.0)
Amortization of pension and other postretirement benefit losses, net of tax	2.7	1.5	5.1	2.9

Comprehensive income attributable to FMC Technologies, Inc.	$119.8	$63.9	$246.0	$135.9

(1)	See additional disclosure related to hedging activity in Note 11.

Accumulated other comprehensive loss consisted of the following:

(In millions)	June 30, 2011	December 31, 2010
Cumulative foreign currency translation adjustments	$(9.6)	$(51.7)
Cumulative deferral of hedging gains, net of tax (1)	25.4	6.1
Cumulative deferral of pension and other postretirement benefit losses, net of tax	(201.4)	(206.5)

Accumulated other comprehensive loss	$(185.6)	$(252.1)

(1)	See additional disclosure related to hedging activity in Note 11.

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

Interest rate swap instruments – The purpose of these instruments is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate. At June 30, 2011, we held three instruments which in aggregate hedge the interest expense on $100.0 million of variable-rate debt.

Foreign exchange rate forward contracts – The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At June 30, 2011, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	341.4	217.1
British pound	73.9	118.3
Euro	(29.8)	(43.2)
Malaysian ringgit	87.5	29.0
Norwegian krone	3,580.4	666.4
Singapore dollar	101.6	82.7
U.S. dollar	(989.0)	(989.0)

Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At June 30, 2011, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
British pound	5.0	8.0
Euro	18.1	26.2
Norwegian krone	(641.6)	(119.4)
U.S. dollar	73.9	73.9

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

	June 30, 2011		December 31, 2010
(in millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$85.9	$63.0	$40.7	$39.7
Long-term – Derivative financial instruments	97.8	68.5	45.5	31.8
Interest rate contracts:
Long-term – Derivative financial instruments	—	2.4	—	2.7

Total derivatives designated as hedging instruments	183.7	133.9	86.2	74.2

Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	26.9	25.7	33.1	35.2
Long-term – Derivative financial instruments	30.9	21.1	14.6	11.6

Total derivatives not designated as hedging instruments	57.8	46.8	47.7	46.8

Total derivatives	$241.5	$180.7	$133.9	$121.0

We recognized a $0.8 million gain and a $1.3 million loss on cash flow hedges for the three months ended June 30, 2011 and 2010, respectively, and a $0.9 million gain and $1.9 million loss for the six months ended June 30, 2011 and 2010, respectively, due to hedge ineffectiveness because it is probable that the original forecasted transaction will not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive gains of $25.4 million and $6.1 million at June 30, 2011 and December 31, 2010, respectively. We expect to transfer an approximate $12.1 million gain from accumulated OCI to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by 2014. The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying condensed consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Interest rate contracts	$(0.1)	$(1.1)	$0.3	$(2.1)
Foreign exchange contracts	11.8	(13.8)	40.0	(21.7)

Total	$11.7	$(14.9)	$40.3	$(23.8)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Foreign exchange contracts:
Revenue	$8.0	$(6.8)	$12.4	$(3.2)
Cost of sales	(0.6)	(7.1)	(2.7)	(14.1)
Selling, general and administrative expense	0.1	—	0.2	0.1

Total	$7.5	$(13.9)	$9.9	$(17.2)

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Foreign exchange contracts:
Revenue	$6.2	$3.5	$8.3	$—
Cost of sales	(4.1)	(0.5)	(7.5)	(0.8)

Total	$2.1	$3.0	$0.8	$(0.8)

Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain or (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Foreign exchange contracts:
Revenue	$7.7	$1.1	$10.5	$1.4
Cost of sales	(0.6)	(0.3)	(0.9)	(0.4)
Other income (expense), net (1)	3.4	(15.4)	9.7	(23.4)

Total	$10.5	$(14.6)	$19.3	$(22.4)

(1)	Other income (expense), net, in the disclosure of gains and losses related to derivative instruments not designated as hedging instruments has been revised to exclude asset and liability remeasurement gains of $12.5 million and $14.5 million for the three and six months ended June 30, 2010, respectively. This change only impacted the presentation of information in the above table and did not impact our financial position or results of operations for the three and six months ended June 30, 2010. We had a remeasurement gain of $0.6 million and loss of $4.9 million for the three and six months ended June 30, 2011, respectively.

Note 12: Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2011				December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$21.8	$21.8	$—	$—	$19.3	$19.3	$—	$—
Fixed income	8.5	8.5	—	—	8.4	8.4	—	—
Stable value fund	1.9	—	1.9	—	3.1	—	3.1	—
Other	1.8	1.8	—	—	1.7	1.7	—	—
Derivative financial instruments:
Foreign exchange contracts	241.5	—	241.5	—	133.9	—	133.9	—

Total assets	$275.5	$32.1	$243.4	$—	$166.4	$29.4	$137.0	$—

Liabilities
Derivative financial instruments:
Interest rate contracts	$2.4	$—	$2.4	$—	$2.7	$—	$2.7	$—
Foreign exchange contracts	178.3	—	178.3	—	118.3	—	118.3	—
Earn-out contingent consideration obligation	65.3	—	—	65.3	59.0	—	—	59.0

Total liabilities	$246.0	$—	$180.7	$65.3	$180.0	$—	$121.0	$59.0

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

Derivative financial instruments—We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, a spread representing our credit spread is used. Our credit spread, and the credit spread of other counterparties not publicly available are approximated by using the spread of similar companies in the same industry, of similar size and with the same credit rating. The derivative asset values presented in the preceding tables were reduced by $0.9 million and $0.7 million, and the derivative liability values reduced by $0.1 million at June 30, 2011 and December 31, 2010, to approximate fair value, including credit risk.

At the present time, we have no credit-risk-related contingent features in our agreements with the financial institutions which would require us to post collateral for derivative positions in a liability position.

See Note 11 for additional disclosure related to derivative financial instruments.

Earn-out contingent consideration obligation—We determine the fair value of the earn-out contingent consideration obligation using a discounted cash flow model. The key assumptions used in applying the income approach are expected profitability of the acquired company during the earn-out period and the discount rate which approximates our debt credit rating. The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the obligation are recorded as income or expense in our condensed consolidated statements of income.

Changes in the fair value of our Level 3 earn-out contingent consideration obligation were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Balance at beginning of period	$62.5	$54.3	$59.0	$54.0
Remeasurement adjustment (1)	1.1	1.0	1.5	2.8
Foreign currency translation adjustment	1.7	(4.6)	4.8	(6.1)

Balance at end of period	$65.3	$50.7	$65.3	$50.7

(1)	The remeasurement adjustment is a result of interest accretion and the change in the discount rate.

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

Note 14: Business Segment Information

Segment revenue and segment operating profit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Segment Revenue
Energy Production Systems	$967.6	$822.9	$1,824.0	$1,710.5
Energy Processing Systems	262.9	192.4	489.0	359.9
Other revenue (1) and intercompany eliminations	(1.1)	(2.8)	(1.7)	(7.6)

Total revenue	$1,229.4	$1,012.5	$2,311.3	$2,062.8

Income before income taxes:
Segment operating profit:
Energy Production Systems	$97.3	$129.6	$179.5	$287.2
Energy Processing Systems	53.9	33.4	97.6	56.8

Total segment operating profit	151.2	163.0	277.1	344.0
Corporate items:
Corporate expense (2)	(10.6)	(10.1)	(19.0)	(19.1)
Other revenue (1) and other expense, net (3)	(2.0)	(9.9)	(10.2)	(30.7)
Net interest expense	(2.1)	(2.4)	(3.6)	(4.7)

Total corporate items	(14.7)	(22.4)	(32.8)	(54.5)

Income before income taxes attributable to FMC Technologies, Inc.	$136.5	$140.6	$244.3	$289.5

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.
(2)	Corporate expense primarily includes corporate staff expenses.
(3)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and assets were as follows:

(In millions)	June 30, 2011	December 31, 2010
Segment operating capital employed (1):
Energy Production Systems	$1,488.8	$1,349.7
Energy Processing Systems	437.7	373.1

Total segment operating capital employed	1,926.5	1,722.8
Segment liabilities included in total segment operating capital employed (2)	1,554.4	1,375.8
Corporate (3)	719.1	545.6

Total assets	$4,200.0	$3,644.2

Segment assets:
Energy Production Systems	$2,845.3	$2,553.1
Energy Processing Systems	639.8	549.3
Intercompany eliminations	(4.2)	(3.8)

Total segment assets	3,480.9	3,098.6
Corporate (3)	719.1	545.6

Total assets	$4,200.0	$3,644.2

(1)	Management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes, LIFO inventory reserves and the fair value of derivatives.
(2)	Segment liabilities included in total segment operating capital employed consist of trade accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the SEC, our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, those described under Risk Factors in Item 1A of our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2011 and this Form 10-Q.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2011 AND 2010

	Three Months Ended June 30,		Change
(In millions, except %)	2011	2010	$	%
Revenue	$1,229.4	$1,012.5	216.9	21.4
Costs and expenses:
Cost of sales	953.9	746.6	207.3	27.8
Selling, general and administrative expense	116.5	100.4	16.1	16.0
Research and development expense	21.6	19.0	2.6	13.7

Total costs and expenses	1,092.0	866.0	226.0	26.1
Other income (expense), net	2.5	(2.9)	5.4	*
Net interest expense	(2.1)	(2.4)	0.3	12.5

Income before income taxes	137.8	141.2	(3.4)	(2.4)
Provision for income taxes	42.2	44.4	(2.2)	(5.0)

Net income	95.6	96.8	(1.2)	(1.2)
Less: net income attributable to noncontrolling interests	(1.3)	(0.6)	(0.7)	*

Net income attributable to FMC Technologies, Inc.	$94.3	$96.2	(1.9)	(2.0)

*	Not meaningful

Total revenue for the second quarter of 2011 reflects growth in both business segments compared to the same period in 2010. We entered the year with a strong backlog in Energy Production Systems, resulting from high demand for subsea equipment and systems in 2010. The year-over-year increase in Energy Production Systems’ revenue was attributable primarily to the conversion of subsea backlog during the quarter ended June 30, 2011. Additionally, within Energy Processing Systems, fluid control revenue increased primarily due to the strength in North American oil and gas land-based activity. Total revenue for the quarter ended June 30, 2011, included a $96.7 million favorable impact of foreign currency translation.

Gross profit (revenue less cost of sales) decreased as a percentage of sales to 22.4% in 2011, from 26.3% in 2010. The margin decline was predominantly due to the conversion of lower margin subsea backlog from projects awarded in 2010 and 2009. Additionally, surface wellhead operating margins were negatively impacted due to execution issues in our international businesses, and to a lesser extent, higher training costs in our North American businesses during the quarter ended June 30, 2011. Gross profit for the quarter ended June 30, 2011, included a $14.9 million favorable impact of foreign currency translation.

Selling, general and administrative (“SG&A”) expense increased by $16.1 million year-over-year. The majority of the increase was attributable to increased bid activity and higher staffing expense required to support operational growth. SG&A expense for the quarter ended June 30, 2011, included a $5.9 million unfavorable impact of foreign currency translation.

Research and development (“R&D”) expense increased year-over-year as we continue to advance new technologies pertaining primarily to subsea processing capabilities.

Other expense, net, reflected a $2.5 million gain and a $2.0 million loss from the remeasurement of foreign currency exposures, net of gains or losses from related derivative instruments for which hedge accounting is not applied, for the three months ended June 30, 2011 and 2010, respectively.

Our income tax provisions for the second quarter of 2011 and 2010 reflected effective tax rates of 30.9% and 31.5%, respectively. The decrease in the effective tax rate in 2011 was primarily due to the impact of higher charges in the second quarter of 2010 related to unrecognized tax benefits, partially offset by an unfavorable change in the forecasted country mix of earnings year-over-year. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates, unrecognized tax benefits and the impact of foreign earnings repatriation.

Business Outlook

Management remains optimistic about business activity for the last half of 2011. In spite of some volatility due to unrest in North Africa and the Middle East, the current energy market continues to reflect expanding global economies and firming expectations of increased energy demand. Additionally, expansion of the floating rig fleet continues to be a critical enabler for our customers to expand their capacity to complete subsea wells. Demand for exploration and production activity is also improving, leading to expectations of ongoing strength throughout the balance of 2011 and into 2012. Overall, we believe that the subsea market and the overall business environment for oilfield service activities will remain robust.

Order activity is beginning to materialize in the U.S. Gulf of Mexico. However, some uncertainty remains about the long- term effect of the deepwater drilling moratorium in the U.S. Gulf of Mexico. Our subsea U.S. Gulf of Mexico revenue represented approximately 11% of our consolidated revenue in 2010.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED JUNE, 2011 AND 2010

	Three Months Ended June 30,		Favorable/ (Unfavorable)
(In millions, except %)	2011	2010	$	%
Revenue
Energy Production Systems	$967.6	$822.9	144.7	17.6
Energy Processing Systems	262.9	192.4	70.5	36.6
Other revenue and intercompany eliminations	(1.1)	(2.8)	1.7	60.7

Total revenue	$1,229.4	$1,012.5	216.9	21.4

Segment Operating Profit
Energy Production Systems	$97.3	$129.6	(32.3)	(24.9)
Energy Processing Systems	53.9	33.4	20.5	61.5

Total segment operating profit	151.2	163.0	(11.8)	(7.2)

Corporate Items
Corporate expense	(10.6)	(10.1)	(0.5)	(5.0)
Other revenue and other expense, net	(2.0)	(9.9)	7.9	79.8
Net interest expense	(2.1)	(2.4)	0.3	12.5

Total corporate items	(14.7)	(22.4)	7.7	34.4

Income before income taxes	136.5	140.6	(4.1)	(2.9)
Provision for income taxes	42.2	44.4	2.2	5.0

Net income attributable to FMC Technologies, Inc.	$94.3	$96.2	(1.9)	(2.0)

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue for the three months ended June 30, 2011, increased $144.7 million compared to the same period in 2010. Revenue for the quarter ended June 30, 2011, included a $90.7 million favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue grew by $54.0 million year-over-year. Segment revenue is impacted by the conversion of backlog and trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. We entered the year with a strong backlog in Energy Production Systems, resulting from high demand for subsea equipment and systems in 2010. The year-over-year revenue increase was attributable primarily to the conversion of subsea backlog during the quarter ended June 30, 2011. Additionally, surface wellhead revenue was up due to increased activity in North America, partially offset by lower revenue in our international businesses resulting from lower order activity in early 2011 and execution issues. The impact of the drilling moratorium imposed in the U.S. Gulf of Mexico in 2010 also resulted in some delays in subsea project orders and service activities, negatively impacting revenue in the second quarter of 2011.

Energy Production Systems’ operating profit decreased as a percentage of sales to 10.1% in 2011, from 15.7% in 2010. The margin decline was predominantly due to the conversion of lower margin subsea backlog from projects awarded in 2010 and 2009. Surface wellhead operating margins were also negatively impacted by execution issues in our international businesses, and to a lesser extent, higher training costs in our North American businesses during the second quarter of 2011. Foreign currency translation favorably impacted operating profit for the quarter ended June 30, 2011, by $7.1 million, compared to the prior-year quarter.

Energy Processing Systems

Energy Processing Systems’ revenue grew by $70.5 million year-over-year. North American oil and gas land-based activity continues to be strong resulting in higher demand for our fluid control products, particularly Weco®/Chiksan® equipment and well service pumps. The increase was partially offset by lower revenue in our measurement solutions business, resulting from the timing of project execution.

Energy Processing Systems’ operating profit increased as a percentage of sales to 20.5% in 2011, from 17.3% in 2010. The margin improvement was driven primarily by higher volume in our fluid control business which benefited from strong North American oil and gas land-based activity.

Corporate Items

Corporate items were $14.7 million and $22.4 million for the three months ended June 30, 2011 and 2010, respectively. The decrease in expense primarily reflected foreign currency gains of $4.0 million in 2011, compared to losses in the prior-year period of $2.7 million. Additionally, we experienced lower medical expense associated with our self-insured medical plans in 2011, as compared to the prior year.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Energy Production Systems	$1,184.5	$1,068.5	$2,280.2	$2,117.3
Energy Processing Systems	339.8	225.7	606.9	406.0
Intercompany eliminations	(1.7)	(1.9)	(2.7)	(4.4)

Total inbound orders	$1,522.6	$1,292.3	$2,884.4	$2,518.9

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation positively affected backlog by $97.8 million and $219.7 million for the three and six months ended June 30, 2011, respectively, and negatively affected backlog by $107.5 million and $151.9 million for the three and six months ended June 30, 2010, respectively.

	Order Backlog
(In millions)	June 30, 2011	December 31, 2010	June 30, 2010
Energy Production Systems	$4,548.3	$3,879.7	$2,595.5
Energy Processing Systems	421.3	296.0	255.6
Intercompany eliminations	(5.3)	(4.2)	(5.1)

Total order backlog	$4,964.3	$4,171.5	$2,846.0

Order backlog for Energy Productions Systems at June 30, 2011, increased by $668.6 million compared to year-end 2010, reflecting strong inbound of subsea projects in 2011. Backlog of $4.5 billion at June 30, 2011, included various subsea projects for BP; CNOOC’s Liuhua; ConocoPhillip’s Ekofisk; Exxon’s Hibernia Southern Extension; Gazprom’s Kirinskoye; Petrobras’ Congro and Corvina, and frame agreements for trees and manifolds; Shell’s Parque das Conchas (also known as BC-10), Bonga Northwest, Cardamom Deep, Prelude and West Boreas; Statoil’s Statfjord Workover System, Stjerne (also known as Katla), Vigdis North-East and Visund South (also known as Pan Pandora); and Total’s CLOV, GirRI, Pazflor and Laggan-Tormore subsea projects.

Energy Processing Systems’ order backlog at June 30, 2011 increased by $125.3 million compared to year-end 2010. The increase was due to strong overall inbound orders, primarily fluid control and measurement solutions, during the first half of 2011.

CONSOLIDATED RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Six Months Ended June 30,		Change
(In millions, except %)	2011	2010	$	%
Revenue	$2,311.3	$2,062.8	248.5	12.0
Costs and expenses:
Cost of sales	1,796.6	1,522.6	274.0	18.0
Selling, general and administrative expense	231.7	203.6	28.1	13.8
Research and development expense	38.2	33.2	5.0	15.1

Total costs and expenses	2,066.5	1,759.4	307.1	17.5
Other income (expense), net	4.9	(8.2)	13.1	*
Net interest expense	(3.6)	(4.7)	1.1	23.4

Income before income taxes	246.1	290.5	(44.4)	(15.3)
Provision for income taxes	64.8	94.3	(29.5)	(31.3)

Net income	181.3	196.2	(14.9)	(7.6)
Less: net income attributable to noncontrolling interests	(1.8)	(1.0)	(0.8)	*

Net income attributable to FMC Technologies, Inc	$179.5	$195.2	(15.7)	(8.0)

*	Not meaningful

Total revenue for the first half of 2011 increased $248.5 million, compared to the same period in 2010. Total revenue for the six months ended June 30, 2011, included a $125.0 million favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $123.5 million during the first half of 2011, compared to the prior-year period. Energy Processing Systems’ revenue grew year-over-year, primarily in our fluid control business which was favorably impacted by the strength in North American oil and gas land-based activity. This growth was partially offset by lower Energy Production Systems’ revenue year-over-year reflecting less progress due to early stage development of subsea projects awarded in 2010.

Gross profit (revenue less cost of sales) decreased as a percentage of sales to 22.3% in 2011, from 26.2% in 2010. The margin decline was predominantly due to the conversion of lower margin subsea backlog from projects awarded in 2010 and 2009. Additionally, surface wellhead operating margins were negatively impacted due to execution issues in our international businesses, and to a lesser extent, higher training costs in our North American businesses during the first half of 2011. Gross profit for the six months ended June 30, 2011, included a $19.7 million favorable impact of foreign currency translation.

SG&A expense increased by $28.1 million year-over-year, driven by increased bid activity and higher staffing expense required to support operational growth. SG&A expense for the quarter ended June 30, 2011, included a $7.7 million unfavorable impact of foreign currency translation.

R&D expense increased year-over-year as we continue to advance new technologies pertaining primarily to subsea processing capabilities.

Other expense, net, reflected a $2.7 million gain and an $8.0 million loss from the remeasurement of foreign currency exposures, net of gains or losses from related derivative instruments for which hedge accounting is not applied, for the six months ended June 30, 2011 and 2010, respectively. Additionally, we recognized $1.3 million in gains during the first half of 2011, associated with the investments held in an employee benefit trust for our non-qualified deferred compensation plan, compared to $0.3 million in expense during the prior-year period.

Our income tax provisions for the first six months of 2011 and 2010 reflected effective tax rates of 26.5% and 32.6%, respectively. The decrease in the effective tax rate in 2011 was primarily due to the impact of certain tax holidays in Singapore for which we received final approval in January 2011, and which were retroactive to January 1, 2009. Excluding this benefit, our income tax provision for the first six months of 2011 was 29.5%. The remaining decrease in the effective tax rate for the six months ended June 30, 2011, was primarily due to the impact of higher charges in the first six months of 2010 related to unrecognized tax benefits, partially offset by an unfavorable change in the forecasted country mix of earnings year-over-year. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates, unrecognized tax benefits and the impact of foreign earnings repatriation.

OPERATING RESULTS OF BUSINESS SEGMENTS

SIX MONTHS ENDED JUNE 30, 2011 AND 2010

	Six Months Ended June 30,		Favorable/ (Unfavorable)
(In millions, except %)	2011	2010	$	%
Revenue
Energy Production Systems	$1,824.0	$1,710.5	113.5	6.6
Energy Processing Systems	489.0	359.9	129.1	35.9
Other revenue and intercompany eliminations	(1.7)	(7.6)	5.9	77.6

Total revenue	$2,311.3	$2,062.8	248.5	12.0

Segment Operating Profit
Energy Production Systems	$179.5	$287.2	(107.7)	(37.5)
Energy Processing Systems	97.6	56.8	40.8	71.8

Total segment operating profit	277.1	344.0	(66.9)	(19.4)

Corporate Items
Corporate expense	(19.0)	(19.1)	0.1	0.5
Other revenue and other expense, net	(10.2)	(30.7)	20.5	66.8
Net interest expense	(3.6)	(4.7)	1.1	23.4

Total corporate items	(32.8)	(54.5)	21.7	39.8

Income before income taxes	244.3	289.5	(45.2)	(15.6)
Provision for income taxes	64.8	94.3	29.5	31.3

Net income attributable to FMC Technologies, Inc.	$179.5	$195.2	(15.7)	(8.0)

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue for the six months ended June 30, 2011, increased $113.5 million compared to the same period in 2010. Revenue for the first half of 2011 included a $118.5 million favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue declined by $5.0 million year-over-year. Segment revenue is impacted by the conversion of backlog and trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. Following a year of significant inbound orders, we had less progress due to early stage development of subsea projects during the first half of 2011, compared to execution of more mature subsea projects in the prior-year period, resulting in a revenue decline year-over-year. The impact of the drilling moratorium imposed in the U.S. Gulf of Mexico in 2010 also resulted in some delays in project orders and service activities, further reducing 2011 subsea revenue. Additionally, international activity levels in our surface wellhead business have declined, resulting from lower order activity in early 2011 and execution issues, partially offset by an improvement in the North American surface wellhead markets.

Energy Production Systems’ operating profit decreased as a percentage of sales to 9.8% in 2011, from 16.8% in 2010. The margin decline was predominantly due to the conversion of lower margin subsea backlog from projects awarded in 2010 and 2009. Surface wellhead operating margins were also negatively impacted by execution issues in our international businesses, and to a lesser extent, higher training costs in our North American businesses during the first half of 2011. Additionally, SG&A expense increased as a percentage of sales year-over-year, driven by increased bid activity and higher staffing expense required to support operational growth. Foreign currency translation favorably impacted operating profit for the quarter ended June 30, 2011, by $10.0 million, compared to the prior-year period.

Energy Processing Systems

Energy Processing Systems’ revenue grew by $129.1 million year-over-year. Fluid control volume increased year-over-year driven by higher demand for Weco®/Chiksan® equipment coupled with an increased demand for well service pumps, both attributable to the strength in North American oil and gas land-based activity. The increase was partially offset by lower revenue in our measurement solutions business, resulting from the timing of project execution.

Energy Processing Systems’ operating profit increased as a percentage of sales to 20.0% in 2011, from 15.8% in 2010. The margin improvement was driven by higher volume in our fluid control business, which benefited from strong North American oil and gas land-based activity.

Corporate Items

Corporate items were $32.8 million and $54.5 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in expense reflects foreign currency gains of $4.2 million in 2011, compared to losses in the prior-year period of $9.9 million. We recorded expense of $1.5 million and $2.8 million for the first half of 2011 and 2010, respectively, associated with the remeasurement of our earn-out contingent consideration obligation. We also had lower employee stock-based compensation expense of $2.6 million year-over-year due to lower values subject to accelerated amortization in 2011 and lower net interest expense resulting from reduced average borrowing levels and higher cash balances in 2011, compared to 2010. Additionally, we had lower LIFO (last-in, first-out) costs of $0.9 million during the six months ended June 30, 2011, compared to the prior-year period.

LIQUIDITY AND CAPITAL RESOURCES

Our cash is held in numerous locations throughout the world, with substantially all of our cash balances held outside the United States. Cash held outside the United States is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the United States could be repatriated to the United States, but under current law, any such repatriation would be subject to U.S. federal income tax, as adjusted for applicable foreign tax credits. We have provided for U.S. federal income taxes on undistributed foreign earnings where we have determined that such earnings are not indefinitely reinvested.

We expect to meet the continuing funding requirements of our U.S. operations with cash generated by such U.S. operations, with cash from earnings generated by non-U.S. operations that are not indefinitely reinvested, and through our existing credit facilities. If cash held by non-U.S. operations is required for funding operations in the United States, and if U.S. tax has not previously been provided on the earnings of such operations, we would make a provision for additional U.S. tax in connection with repatriating this cash, which may be material to our cash flows and results of operations.

We were in a net debt position at June 30, 2011. Net debt, or net cash, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net (debt) cash is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net (debt) cash.

(In millions)	June 30, 2011	December 31, 2010
Cash and cash equivalents	$428.0	$315.5
Short-term debt and current portion of long-term debt	(7.0)	(12.2)
Long-term debt, less current portion	(465.8)	(351.1)

Net (debt) cash	$(44.8)	$(47.8)

The change in our net (debt) cash position was primarily due to cash provided from operating activities, partially offset by capital expenditures and increased borrowings during the six months ended June 30, 2011.

Cash Flows

We generated $120.1 million in cash flows from operating activities during the six months ended June 30, 2011, compared to $64.1 million required during the prior-year period. The year-over-year change was due primarily to changes in our working capital driven by our portfolio of projects. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. This favorable change was partially offset by lower net income, contributions made to our international pension plans of $28.2 million and a discretionary contribution made to our domestic qualified pension plan of $19.0 million during the first half of 2011.

During the six months ended June 30, 2011, cash flows required by investing activities totaled $102.9 million, primarily consisting of amounts required to fund capital expenditures. Capital expenditures increased by $64.1 million year-over-year, primarily reflecting our investment in tooling, rental tools, equipment upgrades and capacity expansion. We also continued to progress on the construction of the technology center in Brazil during the first half of 2011.

Cash provided by financing activities was $91.9 million and $46.4 million for the six months ended June 30, 2011 and 2010, respectively. The year-over-year change was driven primarily by reduced repurchases of common stock under our share repurchase authorization program, partially offset by lower borrowings required to fund operations.

Debt and Liquidity

The following is a summary of our credit facilities at June 30, 2011:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year committed revolving credit facility	$600.0	$100.0	$324.0	$13.8	$162.2	December 2012
Three-year committed revolving credit agreement	350.0	—	—	—	350.0	January 2013

	$950.0	$100.0	$324.0	$13.8	$512.2

(a)	Under our commercial paper program, we have the ability to access up to $750.0 million of financing through our commercial paper dealers. Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facilities provides the ability to issue our commercial paper obligations on a long-term basis. We had $324.0 million of commercial paper issued under this facility at June 30, 2011. Since we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at June 30, 2011 and December 31, 2010.

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

Outlook

Historically, we have generated our capital resources primarily through operations and, when needed, through credit facilities. We continue to witness some volatility in the credit, equity and commodity markets that began in 2008. While this creates some degree of uncertainty for our business, management believes we have secured sufficient credit capacity to mitigate potential negative impacts on our operations. We expect to continue to meet our cash requirements with a combination of cash on hand, cash generated from operations and our credit facilities.

We project spending approximately $200.0 to $250.0 million during 2011 for capital expenditures, largely for enhancements to our manufacturing and tools necessary to expand offshore service capabilities. We expect to make contributions of approximately $4.5 million to our international pension plans during the remainder of 2011. We may also make discretionary contributions of up to $16.0 million to our domestic qualified pension plan during the balance of 2011. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

We have $512.2 million of capacity available under our bank lines that we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions meet our standards. Our intent is to maintain a level of financing sufficient to meet this objective. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of our critical accounting estimates. During the six months ended June 30, 2011, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to existing guidance for fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The revised guidance is to be applied prospectively and is effective for interim and annual periods beginning on or after December 15, 2011. We will adopt the amended guidance on January 1, 2012. We do not expect the adoption of the amended guidance to have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updates allow management the option to present the total of comprehensive income, the total of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updates eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The updated requirements do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The updated guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this update on January 1, 2012. We believe the adoption of this guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based upon this evaluation, our principal executive officer and principal financial officer have concluded as of June 30, 2011, that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are the named defendant in a number of lawsuits; however, while the results of litigation cannot be predicted with certainty, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

As of the date of this filing, except as noted below, there have been no material changes in our Risk Factors as set forth in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. The following risk factor has been updated and should be read in conjunction with the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our operations outside the United States require us to comply with a number of U.S. and international regulations. For example, our operations in countries outside the United States are subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of those individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. The United Kingdom (“U.K.”) recently enacted similar laws prohibiting bribery of and corrupt payments to government officials and private individuals outside the U.K. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to anti-bribery and anti-corruption laws. However, our policies, procedures and programs may not always protect us from reckless or criminal acts committed by our employees or agents, and severe criminal or civil sanctions would be the result of violations of these laws. We are also subject to the risks that our employees, joint venture partners, and agents outside of the United States may fail to comply with other applicable laws.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended June 30, 2011.

The following table summarizes repurchases of our common stock during the three months ended June 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2011 – April 30, 2011	20,040	$45.47	—	4,998,588
May 1, 2011 – May 31, 2011	47,760	$42.03	43,950	4,954,638
June 1, 2011 – June 30, 2011	107,136	$40.43	105,096	4,849,542

Total	174,936	$41.45	149,046	4,849,542

(a)	Represents 149,046 shares of common stock repurchased and held in treasury and 25,890 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 4,850 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended June 30, 2011.
(b)	In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock splits (i) on August 31, 2007, the authorization was increased to 30 million shares; and (ii) on March 31, 2011, the authorization was increased to 60 million shares. In addition to the 60 million shares, in July 2008, the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock, and as of September 2008, there was no remaining amount available for purchase under the $95.0 million authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-16489)).

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 3, 2010 (File No. 001-16489)).

3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to the Current Report on Form 8-K filed on May 6, 2011 (File No. 001-16489)).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001 (File No. 333-55920)).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001 (File No. 333-62996)).

4.3	Amendment to Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on September 14, 2009 (File No. 001-16489)).

10.1*†	Second Amendment of FMC Technologies, Inc. Savings and Investment Plan, as amended and restated.

10.2 *†	Third Amendment of FMC Technologies, Inc. Savings and Investment Plan, as amended and restated.

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1 **	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2 **	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

†	Management compensatory plan or agreement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.

(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)

Date: July 29, 2011

EXHIBIT INDEX

Number in Exhibit Table	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-16489)).

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 3, 2010 (File No. 001-16489)).

3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to the Current Report on Form 8-K filed on May 6, 2011 (File No. 001-16489)).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001 (File No. 333-55920)).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001 (File No. 333-62996)).

4.3	Amendment to Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on September 14, 2009 (File No. 001-16489)).

10.1*†	Second Amendment of FMC Technologies, Inc. Savings and Investment Plan, as amended and restated.

10.2 *†	Third Amendment of FMC Technologies, Inc. Savings and Investment Plan, as amended and restated.

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1 **	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2 **	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*	Filed with this Form 10-Q

**	Furnished with this Form 10-Q

†	Management compensatory plan or agreement