Form 10-Q/A
period 2011-06-30
FMC TECHNOLOGIES INC
filed 2011-08-24
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to FMC Technologies, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on July 29, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

Number in Exhibit Table	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2009 (File No. 001-16489)).

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 3, 2010 (File No. 001-16489)).

3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to the Current Report on Form 8-K filed on May 6, 2011 (File No. 001-16489)).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001 (File No. 333-55920)).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001 (File No. 333-62996)).

4.3	Amendment to Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on September 14, 2009 (File No. 001-16489)).

10.1*†	Second Amendment of FMC Technologies, Inc. Savings and Investment Plan, as amended and restated.

10.2*†	Third Amendment of FMC Technologies, Inc. Savings and Investment Plan, as amended and restated.

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1 *	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2 *	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Schema Document.

101.CAL **	XBRL Calculation Linkbase Document.

101.DEF **	XBRL Definition Linkbase Document.

101.LAB **	XBRL Label Linkbase Document.

101.PRE **	XBRL Presentation Linkbase Document.

*	Previously filed or furnished as an exhibit to our quarterly report Form 10-Q for the quarter ended June 30, 2011
**	Furnished herewith
†	Management compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 24, 2011

/s/ William H. Schumann, III
William H. Schumann, III
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

4