Form 10-Q
period 2011-09-30
FMC TECHNOLOGIES INC
filed 2011-11-01
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2011
Common Stock, par value $0.01 per share	238,281,286

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Product revenue	$1,082.1	$820.5	$3,044.0	$2,593.9
Service and other revenue	205.1	139.5	554.5	428.9

Total revenue	1,287.2	960.0	3,598.5	3,022.8
Costs and expenses:
Cost of product revenue	850.0	625.5	2,409.3	1,941.1
Cost of service and other revenue	130.2	97.5	367.5	304.5
Selling, general and administrative expense	110.0	109.3	341.7	312.9
Research and development expense	23.8	15.9	62.0	49.1

Total costs and expenses	1,114.0	848.2	3,180.5	2,607.6
Other income (expense), net	(3.4)	3.6	1.5	(4.6)

Income before net interest expense and income taxes	169.8	115.4	419.5	410.6
Net interest expense	(2.4)	(1.8)	(6.0)	(6.5)

Income from continuing operations before income taxes	167.4	113.6	413.5	404.1
Provision for income taxes	45.7	32.5	110.5	126.8

Income from continuing operations	121.7	81.1	303.0	277.3
Income from discontinued operations, net of income taxes	—	0.3	—	0.3

Net income	121.7	81.4	303.0	277.6
Less: net income attributable to noncontrolling interests	(0.6)	(0.4)	(2.4)	(1.4)

Net income attributable to FMC Technologies, Inc.	$121.1	$81.0	$300.6	$276.2

Basic earnings per share attributable to FMC Technologies, Inc. (Note 3):
Income from continuing operations	$0.50	$0.34	$1.24	$1.13
Income from discontinued operations	—	—	—	—

Basic earnings per share	$0.50	$0.34	$1.24	$1.13

Diluted earnings per share attributable to FMC Technologies, Inc. (Note 3):
Income from continuing operations	$0.50	$0.33	$1.23	$1.12
Income from discontinued operations	—	—	—	—

Diluted earnings per share	$0.50	$0.33	$1.23	$1.12

Weighted average shares outstanding (Note 3):
Basic	241.4	241.5	241.7	243.7

Diluted	243.3	243.6	243.6	246.0

Net income attributable to FMC Technologies, Inc.:
Income from continuing operations	$121.1	$80.7	$300.6	$275.9
Income from discontinued operations, net of income taxes	—	0.3	—	0.3

Net income attributable to FMC Technologies, Inc.	$121.1	$81.0	$300.6	$276.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except par value data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$336.4	$315.5
Trade receivables, net of allowances of $7.9 in 2011 and $11.0 in 2010	1,234.0	1,103.4
Inventories, net (Note 4)	722.5	566.5
Derivative financial instruments (Note 11)	89.1	73.8
Prepaid expenses	34.7	18.9
Deferred income taxes	68.7	61.7
Income taxes benefit	21.5	41.2
Other current assets	184.7	164.3

Total current assets	2,691.6	2,345.3
Investments	150.8	148.2
Property, plant and equipment, net of accumulated depreciation of $516.2 in 2011 and $477.6 in 2010	715.9	609.0
Goodwill	268.5	274.8
Intangible assets, net of accumulated amortization of $50.7 in 2011 and $42.3 in 2010	132.1	140.5
Deferred income taxes	14.6	26.8
Derivative financial instruments (Note 11)	48.5	60.1
Other assets	39.0	39.5

Total assets	$4,061.0	$3,644.2

Liabilities and equity
Current liabilities:
Short-term debt and current portion of long-term debt	$7.9	$12.2
Accounts payable, trade	455.2	344.1
Advance payments and progress billings	502.0	556.4
Accrued payroll	142.7	145.8
Derivative financial instruments (Note 11)	100.5	74.9
Income taxes payable	49.6	39.2
Deferred income taxes	94.3	64.3
Other current liabilities	265.7	258.5

Total current liabilities	1,617.9	1,495.4
Long-term debt, less current portion (Note 5)	522.1	351.1
Accrued pension and other postretirement benefits, less current portion	134.4	177.7
Derivative financial instruments (Note 11)	45.3	46.1
Deferred income taxes	74.3	93.9
Other liabilities	148.7	157.7
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (Note 10):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2011 or 2010	—	—
Common stock, $0.01 par value, 600.0 and 300.0 shares authorized in 2011 and 2010, respectively; 286.3 shares issued in 2011 and 2010; 238.8 and 239.6 shares outstanding in 2011 and 2010, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.2 and 0.1 shares in 2011 and 2010, respectively	(6.2)	(3.4)
Common stock held in treasury, at cost; 47.3 and 46.5 shares in 2011 and 2010, respectively	(997.4)	(947.8)
Capital in excess of par value of common stock	694.0	698.7
Retained earnings	2,115.5	1,814.9
Accumulated other comprehensive loss	(300.8)	(252.1)

Total FMC Technologies, Inc. stockholders’ equity	1,506.5	1,311.7
Noncontrolling interests	11.8	10.6

Total equity	1,518.3	1,322.3

Total liabilities and equity	$4,061.0	$3,644.2

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2011	2010
Cash provided (required) by operating activities of continuing operations:
Net income attributable to FMC Technologies, Inc.	$300.6	$276.2
Less: Income from discontinued operations, net of income taxes	—	(0.3)

Income from continuing operations	300.6	275.9
Adjustments to reconcile net income to cash provided (required) by operating activities of continuing operations:
Depreciation	62.6	61.7
Amortization	16.2	15.4
Employee benefit plan and stock-based compensation costs	50.6	49.2
Deferred income tax provision	30.4	65.0
Unrealized (gain) loss on derivative instruments	(11.1)	12.8
Other	0.1	12.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(162.3)	(123.8)
Inventories, net	(167.8)	34.9
Accounts payable, trade	118.3	(40.1)
Advance payments and progress billings	(47.9)	(128.7)
Income taxes payable	12.6	(58.8)
Accrued pension and other postretirement benefits, net	(53.2)	(5.3)
Other assets and liabilities, net	(30.3)	(38.3)

Cash provided by operating activities of continuing operations	118.8	132.6

Cash provided (required) by investing activities:
Capital expenditures	(187.0)	(65.0)
Proceeds from disposal of assets	2.2	2.1
Other	(1.9)	—

Cash required by investing activities	(186.7)	(62.9)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	0.8	(20.5)
Net increase in commercial paper	174.3	148.9
Proceeds from issuance of long-term debt	—	30.0
Repayments of long-term debt	(5.5)	(0.3)
Proceeds from exercise of stock options	0.9	1.9
Purchase of treasury stock	(67.9)	(164.4)
Other	(10.5)	(13.4)

Cash provided (required) by financing activities	92.1	(17.8)

Effect of exchange rate changes on cash and cash equivalents	(3.3)	(0.5)

Increase in cash and cash equivalents	20.9	51.4
Cash and cash equivalents, beginning of period	315.5	460.7

Cash and cash equivalents, end of period	$336.4	$512.1

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

Note 3: Earnings per Share

A reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) calculation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2011	2010	2011	2010
Basic earnings per share attributable to FMC Technologies, Inc.:
Income from continuing operations	$121.1	$80.7	$300.6	$275.9

Weighted average number of shares outstanding	241.4	241.5	241.7	243.7

Basic earnings per share from continuing operations	$0.50	$0.34	$1.24	$1.13

Diluted earnings per share attributable to FMC Technologies, Inc.:
Income from continuing operations	$121.1	$80.7	$300.6	$275.9

Weighted average number of shares outstanding	241.4	241.5	241.7	243.7
Dilutive effect of restricted stock units and stock options	1.9	2.1	1.9	2.3

Total shares and dilutive securities	243.3	243.6	243.6	246.0

Diluted earnings per share from continuing operations	$0.50	$0.33	$1.23	$1.12

Note 4: Inventories

Inventories consisted of the following:

(In millions)	September 30, 2011	December 31, 2010
Raw materials	$146.6	$108.8
Work in process	143.2	95.8
Finished goods	593.0	508.4

Gross inventories before LIFO reserves and valuation adjustments	882.8	713.0
LIFO reserves and valuation adjustments	(160.3)	(146.5)

Net inventories	$722.5	$566.5

Note 5: Debt

Long-term debt consisted of the following:

(In millions)	September 30, 2011	December 31, 2010
Revolving credit facilities	$100.0	$100.0
Commercial paper (1)	385.3	211.0
Term loan	29.9	32.8
Property financing	7.4	7.7
Other	—	5.2

Total long-term debt	522.6	356.7
Less: current portion	(0.5)	(5.6)

Long-term debt, less current portion	$522.1	$351.1

(1)	Committed credit available under our revolving credit facilities provides the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets at September 30, 2011 and December 31, 2010. Our commercial paper borrowings as of September 30, 2011 had a weighted average interest rate of 0.38%.

Note 6: Income Taxes

Our income tax provisions for the nine months ended September 30, 2011 and 2010, reflected effective tax rates of 26.9% and 31.5%, respectively. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the U.S. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. In January 2011, we received final approval from the Singapore Economic Development Board for an extension to 2013 of our existing tax holiday in Singapore, along with a reduction in the incentive tax rate from 10% to 5%, retroactive to January 1, 2009. In addition, we received final approval for an additional tax holiday in Singapore conditioned on additional local investment and applicable to income related to certain products manufactured in Singapore. This additional tax holiday was retroactive to January 1, 2009, and expires after 2018. In January 2011, we recognized a retroactive benefit of approximately $7.3 million related to these tax holidays. Excluding this benefit, our income tax provision for the nine months ended September 30, 2011 was 28.6%. The remaining decrease in the effective tax rate for the nine months ended September 30, 2011 was primarily attributable to the impact of higher charges in the nine months ended September 30, 2010 related to unrecognized tax benefits, partially offset by an unfavorable change in the forecasted country mix of earnings year-over-year.

The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates, unrecognized tax benefits and the impact of foreign earnings repatriation.

Note 7: Warranty Obligations

Warranty cost and accrual information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Balance at beginning of period	$28.3	$20.7	$22.4	$16.9
Expense for new warranties	10.4	8.8	27.5	20.9
Adjustments to existing accruals	(3.1)	0.3	(1.7)	(1.7)
Claims paid	(9.4)	(6.3)	(22.0)	(12.6)

Balance at end of period	$26.2	$23.5	$26.2	$23.5

Note 8: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Service cost	$10.5	$8.7	$31.4	$26.9
Interest cost	11.6	10.8	34.9	32.3
Expected return on plan assets	(15.7)	(13.6)	(47.1)	(40.9)
Amortization of transition asset	(0.1)	(0.2)	(0.4)	(0.4)
Amortization of actuarial losses, net	4.5	2.8	13.5	8.6

Net periodic benefit cost	$10.8	$8.5	$32.3	$26.5

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Service cost	$—	$—	$0.1	$—
Interest cost	0.1	0.2	0.3	0.4
Amortization of prior service benefit	(0.3)	(0.3)	(0.9)	(0.9)
Amortization of actuarial gains, net	(0.1)	(0.1)	(0.2)	(0.2)

Net periodic benefit cost	$(0.3)	$(0.2)	$(0.7)	$(0.7)

Note 9: Stock-Based Compensation

We have granted awards primarily in the form of nonvested stock units (also known as restricted stock in the plan document) under our Amended and Restated Incentive Compensation and Stock Plan (the “Plan”). We recognize compensation expense for awards under the Plan and the corresponding income tax benefits related to the expense. Stock-based compensation expense for nonvested stock awards was $6.6 million and $5.9 million for the three months ended September 30, 2011 and 2010, respectively, and $20.3 million and $22.2 million for the nine months ended September 30, 2011 and 2010, respectively.

In the nine months ended September 30, 2011, we granted the following restricted stock awards to employees:

	000000000		000000000
(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value
Time-based	396
Performance-based	123	*
Market-based	62	*

Granted during the nine months ended September 30, 2011	581		$42.41

*	Assumes target payout

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

There were no cash dividends declared during the nine months ended September 30, 2011 and 2010.

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

We repurchased the following shares of common stock during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except share data)	2011	2010	2011	2010
Shares of common stock repurchased	1,514,926	1,358,966	1,690,972	5,804,564
Value of common stock repurchased	$60.7	$40.9	$67.9	$164.4

As of September 30, 2011, approximately 3.3 million shares remained available for purchase under the current program which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.

During the nine months ended September 30, 2011, 899 thousand shares were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2010, 1.7 million shares were issued from treasury stock.

Comprehensive income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net income attributable to FMC Technologies, Inc.	$121.1	$81.0	$300.6	$276.2
Foreign currency translation adjustments	(77.0)	54.9	(34.9)	(3.3)
Net deferral of hedging gains (losses), net of tax (1)	(39.7)	25.4	(20.4)	21.4
Amortization of pension and other postretirement benefit gains, net of tax	1.5	1.1	6.6	4.0

Comprehensive income attributable to FMC Technologies, Inc.	$5.9	$162.4	$251.9	$298.3

(1)	See additional disclosure related to hedging activity in Note 11.

Accumulated other comprehensive loss consisted of the following:

(In millions)	September 30, 2011	December 31, 2010
Cumulative foreign currency translation adjustments	$(86.6)	$(51.7)
Cumulative deferral of hedging gains (losses), net of tax (1)	(14.3)	6.1
Cumulative deferral of pension and other postretirement benefit losses, net of tax	(199.9)	(206.5)

Accumulated other comprehensive loss	$(300.8)	$(252.1)

(1)	See additional disclosure related to hedging activity in Note 11.

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

Interest rate swap instruments—The purpose of these instruments is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate. At September 30, 2011, we held three instruments that in the aggregate, hedge the interest expense on $100.0 million of variable-rate debt.

Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At September 30, 2011, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	247.2	135.2
British pound	51.8	80.6
Euro	(22.2)	(29.9)
Malaysian ringgit	120.7	37.8
Norwegian krone	3,352.6	570.9
Singapore dollar	182.4	139.9
U.S. dollar	(948.4)	(948.4)

Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At September 30, 2011, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
British pound	18.3	28.4
Euro	15.3	20.6
Norwegian krone	(606.0)	(103.2)
U.S. dollar	52.4	52.4

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

	September 30, 2011		December 31, 2010
(in millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current—Derivative financial instruments	$57.0	$59.1	$40.7	$39.7
Long-term—Derivative financial instruments	30.3	33.4	45.5	31.8
Interest rate contracts:
Long-term—Derivative financial instruments	—	2.0	—	2.7

Total derivatives designated as hedging instruments	87.3	94.5	86.2	74.2

Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current—Derivative financial instruments	32.1	41.4	33.1	35.2
Long-term— Derivative financial instruments	18.2	9.9	14.6	11.6

Total derivatives not designated as hedging instruments	50.3	51.3	47.7	46.8

Total derivatives	$137.6	$145.8	$133.9	$121.0

We recognized a $0.6 million gain and $1.1 million loss on cash flow hedges for the three months ended September 30, 2011 and 2010, respectively, and a $1.5 million gain and $3.0 million loss for the nine months ended September 30, 2011 and 2010, respectively, due to hedge ineffectiveness because it is probable that the original forecasted transaction will not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive losses of $14.3 million and gains of $6.1 million at September 30, 2011 and December 31, 2010, respectively. We expect to transfer an approximate $11.0 million loss from accumulated OCI to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by the end of 2015. The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying condensed consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Interest rate contracts	$0.4	$(0.7)	$0.7	$(2.9)
Foreign exchange contracts	(51.1)	33.6	(11.1)	11.9

Total	$(50.7)	$32.9	$(10.4)	$9.0

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Foreign exchange contracts:
Revenue	$10.3	$(3.8)	$22.7	$(7.0)
Cost of sales	1.7	(3.8)	(1.0)	(17.9)
Selling, general and administrative expense	0.2	—	0.4	0.1

Total	$12.2	$(7.6)	$22.1	$(24.8)

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded From Effectiveness Testing)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Foreign exchange contracts:
Revenue	$(4.2)	$0.5	$4.1	$0.5
Cost of sales	9.5	(3.8)	2.0	(4.6)

Total	$5.3	$(3.3)	$6.1	$(4.1)

Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Foreign exchange contracts:
Revenue	$2.8	$2.1	$13.3	$3.4
Cost of sales	(0.6)	0.2	(1.5)	(0.3)
Other income (expense), net (1)	(10.9)	21.4	(1.2)	(2.0)

Total	$(8.7)	$23.7	$10.6	$1.1

(1)	Other income (expense), net, in the disclosure of gains and losses related to derivative instruments not designated as hedging instruments has been revised to exclude foreign currency transaction losses of $21.2 million and $5.5 million for the three and nine months ended September 30, 2010, respectively. These changes only impacted the presentation of information in the above table and did not impact our financial position or results of operations for the three and nine months ended September 30, 2010. We had foreign currency transaction gains of $12.0 million and $7.0 million for the three and nine months ended September 30, 2011, respectively.

Note 12: Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2011				December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$18.3	$18.3	$—	$—	$19.3	$19.3	$—	$—
Fixed income	8.0	8.0	—	—	8.4	8.4	—	—
Stable value fund	2.0	—	2.0	—	3.1	—	3.1	—
Other	1.6	1.6	—	—	1.7	1.7	—	—
Derivative financial instruments:
Foreign exchange contracts	137.6	—	137.6	—	133.9	—	133.9	—

Total assets	$167.5	$27.9	$139.6	$—	$166.4	$29.4	$137.0	$—

Liabilities
Derivative financial instruments:
Interest rate contracts	$2.0	$—	$2.0	$—	$2.7	$—	$2.7	$—
Foreign exchange contracts	143.8	—	143.8	—	118.3	—	118.3	—
Contingent earn-out consideration	58.1	—	—	58.1	59.0	—	—	59.0

Total liabilities	$203.9	$—	$145.8	$58.1	$180.0	$—	$121.0	$59.0

Investments—The fair value measurement of our equity securities, fixed income fund and other investment assets is based on quoted prices that we have the ability to access in public markets. Our stable value fund is valued at the net asset value of the shares held at the end of the quarter, which is based on the fair value of the underlying investments using information reported by the investment advisor at quarter-end.

Derivative financial instruments—We use the income approach as the valuation technique to measure the fair value of foreign currency derivative instruments on a recurring basis. This approach calculates the present value of the future cash flow by measuring the change from the derivative contract rate and the published market indicative currency rate, multiplied by the contract notional values. Credit risk is then incorporated by reducing the derivative’s fair value in asset positions by the result of multiplying the present value of the portfolio by the counterparty’s published credit spread. Portfolios in a liability position are adjusted by the same calculation; however, a spread representing our credit spread is used. Our credit spread, and the credit spread of other counterparties not publicly available are approximated by using the spread of similar companies in the same industry, of similar size and with the same credit rating. The derivative asset values presented in the preceding tables were reduced by $1.8 million and $0.7 million, and the derivative liability values reduced by $0.2 million and $0.1 million at September 30, 2011 and December 31, 2010, respectively, to approximate fair value, including credit risk.

At the present time, we have no credit-risk-related contingent features in our agreements with the financial institutions that would require us to post collateral for derivative positions in a liability position.

See Note 11 for additional disclosure related to derivative financial instruments.

Contingent earn-out consideration (“Earn-out”)—We determined the fair value of the Earn-out using a discounted cash flow model. The key assumptions used in applying the income approach are the expected profitability and debt, net of cash, of the acquired company during the Earn-out period and the discount rate which approximates our debt credit rating. The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the Earn-out are recorded as cost of service or other revenue in our condensed consolidated statements of income.

Changes in the fair value of our Level 3 Earn-out were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Balance at beginning of period	$65.3	$50.7	$59.0	$54.0
Remeasurement adjustment	(1.8)	1.4	(0.3)	4.2
Foreign currency translation adjustment	(5.4)	5.9	(0.6)	(0.2)

Balance at end of period	$58.1	$58.0	$58.1	$58.0

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

Note 14: Business Segment Information

Segment revenue and segment operating profit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Segment revenue
Energy Production Systems	$1,012.8	$770.1	$2,836.8	$2,480.6
Energy Processing Systems	285.7	192.7	774.7	552.6
Other revenue (1) and intercompany eliminations	(11.3)	(2.8)	(13.0)	(10.4)

Total revenue	$1,287.2	$960.0	$3,598.5	$3,022.8

Income before income taxes:
Segment operating profit:
Energy Production Systems	$114.8	$105.9	$294.3	$393.1
Energy Processing Systems	61.0	34.5	158.6	91.3

Total segment operating profit	175.8	140.4	452.9	484.4
Corporate items:
Corporate expense (2)	(9.3)	(10.2)	(28.3)	(29.3)
Other revenue (1) and other expense, net (3)	2.7	(15.2)	(7.5)	(45.9)
Net interest expense	(2.4)	(1.8)	(6.0)	(6.5)

Total corporate items	(9.0)	(27.2)	(41.8)	(81.7)

Income from continuing operations before income taxes attributable to FMC Technologies, Inc.	$166.8	$113.2	$411.1	$402.7

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.
(2)	Corporate expense primarily includes corporate staff expenses.
(3)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and assets were as follows:

(In millions)	September 30, 2011	December 31, 2010
Segment operating capital employed (1):
Energy Production Systems	$1,637.1	$1,349.7
Energy Processing Systems	438.9	373.1

Total segment operating capital employed	2,076.0	1,722.8
Segment liabilities included in total segment operating capital employed (2)	1,459.8	1,375.8
Corporate (3)	525.2	545.6

Total assets	$4,061.0	$3,644.2

Segment assets:
Energy Production Systems	$2,902.9	$2,553.1
Energy Processing Systems	635.7	549.3
Intercompany eliminations	(2.8)	(3.8)

Total segment assets	3,535.8	3,098.6
Corporate (3)	525.2	545.6

Total assets	$4,061.0	$3,644.2

(1)	Management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes, LIFO inventory reserves and the fair value of derivatives.
(2)	Segment liabilities included in total segment operating capital employed consist of trade accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivatives.

Note 15: Subsequent Event

As previously announced, Peter D. Kinnear retired as Chairman of the Board of FMC Technologies, Inc., effective October 31, 2011. Mr. Kinnear’s retirement triggered a settlement under the FASB’s retirement benefits guidance related to our U.S. Non-Qualified Defined Benefit Pension Plan, resulting in a settlement loss of approximately $8.8 million that we will record in the fourth quarter of 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statement under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995: FMC Technologies, Inc. and its representatives may from time to time make written or oral statements that are “forward-looking” and provide information that is not historical in nature, including statements that are or will be contained in this report, the notes to our consolidated financial statements, our other filings with the Securities and Exchange Commission (“SEC”), our press releases and conference call presentations and our other communications to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may be outside of our control and may cause actual results to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, those described under Risk Factors in Item 1A of our 2010 Annual Report on Form 10-K, filed with the SEC on February 28, 2011 and this Form 10-Q.

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

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three Months Ended September 30,		Change
(In millions, except %)	2011	2010	$	%
Revenue	$1,287.2	$960.0	327.2	34.1
Costs and expenses:
Cost of sales	980.2	723.0	257.2	35.6
Selling, general and administrative expense	110.0	109.3	0.7	0.6
Research and development expense	23.8	15.9	7.9	49.7

Total costs and expenses	1,114.0	848.2	265.8	31.3
Other income (expense), net	(3.4)	3.6	(7.0)	*
Net interest expense	(2.4)	(1.8)	(0.6)	(33.3)

Income before income taxes	167.4	113.6	53.8	47.4
Provision for income taxes	45.7	32.5	13.2	40.6

Income from continuing operations	121.7	81.1	40.6	50.1
Income from discontinued operations, net of income taxes	—	0.3	(0.3)	*

Net income	121.7	81.4	40.3	49.5
Less: net income attributable to noncontrolling interests	(0.6)	(0.4)	(0.2)	(50.0)

Net income attributable to FMC Technologies, Inc	$121.1	$81.0	40.1	49.5

*	Not meaningful

Total revenue for the third quarter of 2011 reflected growth in both business segments compared to the same period in 2010. We entered the year with a strong backlog and continued to have strong order activity during 2011 in Energy Production Systems, resulting from high demand for surface wellhead equipment and subsea systems. The year-over-year increase in Energy Production Systems’ revenue was attributable primarily to the conversion of subsea backlog during the quarter ended September 30, 2011. Additionally, within Energy Processing Systems, fluid control revenue increased primarily due to the strength in North American oil and gas land-based activity. Total revenue for the quarter ended September 30, 2011, included a $77.1 million favorable impact of foreign currency translation.

Gross profit (revenue less cost of sales) decreased as a percentage of sales to 23.9% in 2011, from 24.7% in 2010. The margin decline was predominantly due to additional project-related costs associated with rapid subsea sales growth during 2011. Additionally, surface wellhead operating margins continued to be negatively impacted by execution issues in our international businesses during the quarter ended September 30, 2011. Gross profit for the quarter ended September 30, 2011, included a $13.5 million favorable impact of foreign currency translation.

Selling, general and administrative (“SG&A”) expense improved as a percentage of sales to 8.5% in 2011, from 11.4% in 2010. The improvement was largely attributable to volume leverage in our operations, and to a lesser extent, an $8.3 million reduction in our obligation for our non-qualified deferred compensation plan during the quarter ended September 30, 2011, compared to the quarter ended September 30, 2010. SG&A expense for the quarter ended September 30, 2011, included a $4.7 million unfavorable impact of foreign currency translation.

Research and development (“R&D”) expense increased year-over-year as we continued to advance new technologies pertaining primarily to subsea processing capabilities.

Other expense, net, reflected $3.3 million in losses and $1.6 million in gains during the three months ended September 30, 2011 and 2010, respectively, associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan. Additionally, there was no impact during the quarter ended September 30, 2011 related to the remeasurement of foreign currency exposures, net of gains or losses from related derivative instruments for which hedge accounting is not applied, compared to a $2.0 million gain for the three months ended September 30, 2010.

Our income tax provisions for the third quarter of 2011 and 2010 reflected effective tax rates of 27.4% and 28.7%, respectively. The decrease in the effective tax rate in 2011 was primarily due to the impact of higher charges in the third quarter of 2010 related to unrecognized tax benefits, partially offset by an unfavorable change in the forecasted country mix of earnings year-over-year. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the U.S. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates, unrecognized tax benefits and the impact of foreign earnings repatriation.

Business Outlook

Management remains optimistic about business activity for the fourth quarter of 2011 and into 2012. Despite the recent uncertainty in the recovery of the world economies, the current energy markets continue to reflect slowly expanding global economies and firming expectations of increased energy demand. Additionally, expansion of the floating rig fleet continues to be a critical enabler for our customers to expand their capacity to develop subsea fields. Demand for our products and services related to exploration and production activity continues to improve, leading to expectations of ongoing strength during the fourth quarter of 2011 and into 2012. Overall, we believe that the subsea market and the overall business environment for oilfield service activities will remain robust.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED SEPTEMBER, 2011 AND 2010

	Three Months Ended September 30,		Favorable/ (Unfavorable)
(In millions, except %)	2011	2010	$	%
Segment revenue
Energy Production Systems	$1,012.8	$770.1	242.7	31.5
Energy Processing Systems	285.7	192.7	93.0	48.3
Other revenue and intercompany eliminations	(11.3)	(2.8)	(8.5)	*

Total revenue	$1,287.2	$960.0	327.2	34.1

Segment Operating Profit
Energy Production Systems	$114.8	$105.9	8.9	8.4
Energy Processing Systems	61.0	34.5	26.5	76.8

Total segment operating profit	175.8	140.4	35.4	25.2

Corporate Items
Corporate expense	(9.3)	(10.2)	0.9	8.8
Other revenue and other (expense), net	2.7	(15.2)	17.9	*
Net interest expense	(2.4)	(1.8)	(0.6)	(33.3)

Total corporate items	(9.0)	(27.2)	18.2	66.9

Income from continuing operations before income taxes	166.8	113.2	53.6	47.3
Provision for income taxes	45.7	32.5	(13.2)	(40.6)

Income from continuing operations	121.1	80.7	40.4	50.1
Income from discontinued operations, net of income taxes	—	0.3	(0.3)	*

Net income attributable to FMC Technologies, Inc.	$121.1	$81.0	40.1	49.5

*	Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facilities, income taxes and other expense, net.

Energy Production Systems

Energy Production Systems’ revenue for the three months ended September 30, 2011, increased $242.7 million compared to the same period in 2010. Segment revenue is impacted by the conversion of backlog and trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. We entered the year with a strong backlog and continued to have strong order activity during 2011, resulting from high demand for surface wellhead equipment and subsea systems. The year-over-year revenue increase was attributable primarily to the conversion of subsea backlog during the quarter ended September 30, 2011. Additionally, surface wellhead revenue was up primarily due to the growth in North American shale plays. Revenue for the quarter ended September 30, 2011, included a $72.2 million favorable impact of foreign currency translation.

Energy Production Systems’ operating profit decreased as a percentage of sales to 11.3% in 2011, from 13.8% in 2010. The margin decline was predominantly due to the conversion of lower margin subsea backlog from projects awarded prior to 2011, coupled with additional project-related costs associated with rapid subsea sales growth during 2011. Surface wellhead operating margins continued to be negatively impacted by execution issues in our international businesses during the third quarter of 2011. Foreign currency translation favorably impacted operating profit for the quarter ended September 30, 2011, by $7.2 million, compared to the prior-year quarter.

Energy Processing Systems

Energy Processing Systems’ revenue grew by $93.0 million year-over-year. North American oil and gas land-based activity continues to be strong resulting in higher demand for our fluid control products, particularly Weco®/Chiksan® equipment and well service pumps. We also had increased revenues in all of the other segment businesses.

Energy Processing Systems’ operating profit increased as a percentage of sales to 21.4% in 2011, from 17.9% in 2010. The margin improvement was driven primarily by higher volume in our fluid control business which benefited from strong North American oil and gas land-based activity.

Corporate Items

Corporate items were $9.0 million and $27.2 million for the three months ended September 30, 2011 and 2010, respectively. The decrease in expense primarily reflected foreign currency gains of $6.3 million in 2011, compared to losses in the prior-year period of $3.0 million. We recognized $1.3 million in net gains for the three months ended September 30, 2011, compared to $2.0 million in expense for the three months ended September 30, 2010, associated with our obligation and investments held in an employee benefit trust for our non-qualified deferred compensation plan. We also recorded a gain of $1.8 million and a loss of $1.4 million for the three months ended September 30, 2011 and 2010, respectively, associated with the remeasurement of the accrued earn-out consideration for an acquisition. Additionally, we incurred lower expenses related to general and workers’ compensation insurance in 2011, as compared to 2010.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Energy Production Systems	$933.5	$1,365.0	$3,213.7	$3,482.3
Energy Processing Systems	331.8	193.7	938.7	599.7
Intercompany eliminations	(11.9)	(2.0)	(14.6)	(6.4)

Total inbound orders	$1,253.4	$1,556.7	$4,137.8	$4,075.6

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation negatively affected backlog by $328.3 million and $108.6 million for the three and nine months ended September 30, 2011, respectively, and positively affected backlog by $206.8 million and $54.9 million for the three and nine months ended September 30, 2010, respectively.

	Order Backlog
(In millions)	September 30, 2011	December 31, 2010	September 30, 2010
Energy Production Systems	$4,148.8	$3,879.7	$3,390.0
Energy Processing Systems	459.4	296.0	263.9
Intercompany eliminations	(6.0)	(4.2)	(4.3)

Total order backlog	$4,602.2	$4,171.5	$3,649.6

Order backlog for Energy Productions Systems at September 30, 2011, increased by $269.1 million compared to year-end 2010, reflecting strong inbound of subsea projects in 2011. Backlog of $4.6 billion at September 30, 2011, included various subsea projects for BP; BG Norge’s Knarr; CNOOC’s Liuhua; ConocoPhillip’s Ekofisk; ExxonMobil’s Hibernia Southern Extension; Petrobras’ Congro and Corvina, and frame agreements for trees and manifolds; Shell’s Parque das Conchas (also known as BC-10), Bonga Northwest, Prelude and West Boreas; Statoil’s Statfjord Workover System, Stjerne (also known as Katla), Vigdis North-East, Visund North and Visund South; and Total’s CLOV, GirRI, Pazflor and Laggan-Tormore subsea projects.

Energy Processing Systems’ order backlog at September 30, 2011 increased by $163.4 million compared to year-end 2010. The increase was due to strong overall inbound orders, primarily in our fluid control and measurement solutions businesses, during the nine months ended September 30, 2011.

CONSOLIDATED RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine Months Ended September 30,		Change
(In millions, except %)	2011	2010	$	%
Revenue	$3,598.5	$3,022.8	575.7	19.0
Costs and expenses:
Cost of sales	2,776.8	2,245.6	531.2	23.7
Selling, general and administrative expense	341.7	312.9	28.8	9.2
Research and development expense	62.0	49.1	12.9	26.3

Total costs and expenses	3,180.5	2,607.6	572.9	22.0
Other expense, net	1.5	(4.6)	6.1	*
Net interest expense	(6.0)	(6.5)	0.5	7.7

Income before income taxes	413.5	404.1	9.4	2.3
Provision for income taxes	110.5	126.8	(16.3)	(12.9)

Income from continuing operations	303.0	277.3	25.7	9.3
Income from discontinued operations, net of income taxes	—	0.3	(0.3)	*

Net income	303.0	277.6	25.4	9.1
Less: net income attributable to noncontrolling interests	(2.4)	(1.4)	(1.0)	(71.4)

Net income attributable to FMC Technologies, Inc	$300.6	$276.2	24.4	8.8

*	Not meaningful

Total revenue for the nine months ended September 30, 2011 reflected growth in both business segments compared to the same period in 2010. We entered the year with a strong backlog and continued to have strong order activity during 2011 in Energy Production Systems, resulting from high demand for surface wellhead equipment and subsea systems. The year-over-year increase in Energy Production Systems’ revenue was attributable primarily to the conversion of subsea backlog during the nine months ended September 30, 2011. Additionally, within Energy Processing Systems, fluid control revenue increased primarily due to the strength in North American oil and gas land-based activity. Total revenue for the nine months ended September 30, 2011, included a $202.1 million favorable impact of foreign currency translation.

Gross profit (revenue less cost of sales) decreased as a percentage of sales to 22.8% in 2011, from 25.7% in 2010. The margin decline was predominantly due to the conversion of lower margin subsea backlog from projects awarded prior to 2011, coupled with additional project-related costs associated with rapid subsea sales growth during 2011. Additionally, surface wellhead operating margins were negatively impacted due to execution issues in our international businesses during 2011. Gross profit for the nine months ended September 30, 2011, included a $33.2 million favorable impact of foreign currency translation.

SG&A expense improved as a percentage of sales to 9.5% in 2011, from 10.4% in 2010. The improvement was largely attributable to a $6.2 million reduction in our obligation for our non-qualified deferred compensation plan during the quarter ended September 30, 2011, compared to the prior-year period, and to a lesser extent, volume leverage in our operations. SG&A expense for the nine months ended September 30, 2011, included a $12.4 million unfavorable impact of foreign currency translation.

R&D expense increased year-over-year as we continued to advance new technologies pertaining primarily to subsea processing capabilities.

Other expense, net, reflected gains of $2.6 million and losses of $6.0 million from the remeasurement of foreign currency exposures, net of gains or losses from related derivative instruments for which hedge accounting is not applied, for the nine months ended September 30, 2011 and 2010, respectively. Additionally, we recognized $2.0 million in losses during the nine months ended September 30, 2011, associated with the investments held in an employee benefit trust for our non-qualified deferred compensation plan, compared to $1.3 million in gains during the prior-year period.

Our income tax provisions for the nine months ended September 30, 2011 and 2010 reflected effective tax rates of 26.9% and 31.5%, respectively. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the U.S. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The decrease in the effective tax rate in 2011 was primarily due to the impact of certain tax holidays in Singapore for which we received final approval in January 2011, and which were retroactive to January 1, 2009. Excluding this benefit, our income tax provision for the nine months ended September 30, 2011 was 28.6%. The remaining decrease in the effective tax rate for the nine months ended September 30, 2011, was primarily due to the impact of higher charges in the nine months ended September 30, 2010 related to unrecognized tax benefits, partially offset by an unfavorable change in the forecasted country mix of earnings year-over-year. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates, unrecognized tax benefits and the impact of foreign earnings repatriation.

OPERATING RESULTS OF BUSINESS SEGMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine Months Ended September 30,		Favorable/ (Unfavorable)
(In millions, except %)	2011	2010	$	%
Segment revenue
Energy Production Systems	$2,836.8	$2,480.6	356.2	14.4
Energy Processing Systems	774.7	552.6	222.1	40.2
Other revenue and intercompany eliminations	(13.0)	(10.4)	(2.6)	(25.0)

Total revenue	$3,598.5	$3,022.8	575.7	19.0

Segment Operating Profit
Energy Production Systems	$294.3	$393.1	(98.8)	(25.1)
Energy Processing Systems	158.6	91.3	67.3	73.7

Total segment operating profit	452.9	484.4	(31.5)	(6.5)

Corporate Items
Corporate expense	(28.3)	(29.3)	1.0	3.4
Other revenue and other expense, net	(7.5)	(45.9)	38.4	83.7
Net interest expense	(6.0)	(6.5)	0.5	7.7

Total corporate items	(41.8)	(81.7)	39.9	48.8

Income from continuing operations before income taxes	411.1	402.7	8.4	2.1
Provision for income taxes	110.5	126.8	16.3	12.9

Income from continuing operations	300.6	275.9	24.7	9.0
Income from discontinued operations, net of income taxes	—	0.3	(0.3)	*

Net income attributable to FMC Technologies, Inc.	$300.6	$276.2	24.4	8.8

*	Not meaningful

Energy Production Systems

Energy Production Systems’ revenue for the nine months ended September 30, 2011, increased $356.2 million compared to the same period in 2010. Segment revenue is impacted by the conversion of backlog and trends in land and offshore oil and gas exploration and production, including shallow and deepwater development. We entered the year with a strong backlog and continued to have strong order activity during 2011, resulting from high demand for surface wellhead equipment and subsea systems. The year-over-year increase in revenue was attributable primarily to the conversion of subsea backlog during the nine months ended September 30, 2011. Additionally, revenue in our surface wellhead business increased primarily due to growth in North American shale plays, partially offset by lower revenue in our international surface wellhead businesses, resulting from lower order activity and execution issues in early 2011. The impact of the drilling moratorium imposed in the U.S. Gulf of Mexico in 2010 also resulted in some delays in project orders and service activities, further reducing 2011 subsea revenue. Revenue for the nine months ended September 30, 2011, included a $190.7 million favorable impact of foreign currency translation.

Energy Production Systems’ operating profit decreased as a percentage of sales to 10.4% in 2011, from 15.8% in 2010. The margin decline was predominantly due to the conversion of lower margin subsea backlog from projects awarded prior to 2011, coupled with additional project-related costs associated with rapid subsea sales growth during 2011. Surface wellhead operating margins were also negatively impacted by lower volume and execution issues in our international businesses during 2011. Foreign currency translation favorably impacted operating profit for the nine months ended September 30, 2011, by $17.2 million, compared to the prior-year period.

Energy Processing Systems

Energy Processing Systems’ revenue grew by $222.1 million year-over-year. Fluid control volume increased year-over-year driven by higher demand for Weco®/Chiksan® equipment and an increased demand for well service pumps, both attributable to the strength in North American oil and gas land-based activity. The increase was partially offset by lower revenue in our measurement solutions business, resulting from the timing of project execution.

Energy Processing Systems’ operating profit increased as a percentage of sales to 20.5% in 2011, from 16.5% in 2010. The margin improvement was driven by higher volume in our fluid control business, which benefited from strong North American oil and gas land-based activity.

Corporate Items

Corporate items were $41.8 million and $81.7 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in expense primarily reflected foreign currency gains of $10.5 million in 2011, compared to losses in the prior-year period of $12.9 million. We recorded a gain of $0.3 million and a loss of $4.4 million for the nine months ended September 30, 2011 and 2010, respectively, associated with the remeasurement of the accrued earn-out consideration for an acquisition. We recognized $1.6 million in net gains for the nine months ended September 30, 2011, compared to $1.3 million in expense for the nine months ended September 30, 2010, associated with our obligation and investments held in an employee benefit trust for our non-qualified deferred compensation plan. The year-over-year decrease also reflected lower employer stock-based compensation expense of $2.0 million due to lower values subject to accelerated amortization in 2011, as compared to 2010. Additionally, we incurred lower expenses related to general and workers’ compensation insurance in 2011, as compared to 2010.

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

We expect to meet the continuing funding requirements of our U.S. operations with cash generated by such U.S. operations, with cash from earnings generated by non-U.S. operations that are not indefinitely reinvested, and through our existing credit facilities. If cash held by non-U.S. operations is required for funding operations in the United States, and if the applicable U.S. tax has not previously been provided on the earnings of such operations, we would make a provision for additional U.S. tax in connection with repatriating this cash, which may be material to our cash flows and results of operations.

We were in a net debt position at September 30, 2011. Net debt, or net cash, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net (debt) cash is a meaningful measure of our financial leverage and will assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net (debt) cash.

(In millions)	September 30, 2011	December 31, 2010
Cash and cash equivalents	$336.4	$315.5
Short-term debt and current portion of long-term debt	(7.9)	(12.2)
Long-term debt, less current portion	(522.1)	(351.1)

Net (debt) cash	$(193.6)	$(47.8)

The change in our net (debt) cash position was primarily due to capital expenditures, the repurchase of our common stock and increased borrowings to fund working capital requirements, partially offset by cash provided from operating activities during the nine months ended September 30, 2011.

Cash Flows

We generated $118.8 million and $132.6 million in cash flows from operating activities from continuing operations during the nine months ended September 30, 2011 and 2010, respectively. We made contributions to our international pension plans of $32.2 million and a discretionary contribution to our domestic qualified pension plan of $19.0 million during the first nine months of 2011, compared to total pension contributions of $7.8 million in the nine months ended September 30, 2010. Furthermore, operating cash flows were impacted by changes in our working capital driven by our portfolio of projects. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. This unfavorable change was partially offset by higher net income.

During the nine months ended September 30, 2011, cash flows required by investing activities totaled $186.7 million, primarily consisting of amounts required to fund capital expenditures. Capital expenditures increased by $122.0 million year-over-year, primarily reflecting our investment in capacity expansion, tooling, rental tools and equipment upgrades.

Cash provided by financing activities was $92.1 million for the nine months ended September 30, 2011, compared to cash required of $17.8 million for the prior-year period. The year-over-year change resulted primarily from reduced repurchases of common stock under our share repurchase authorization program in 2011, compared to 2010.

Debt and Liquidity

The following is a summary of our credit facilities at September 30, 2011:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year committed revolving credit facility	$600.0	$100.0	$385.3	$13.8	$100.9	December 2012
Three-year committed revolving credit agreement	350.0	—	—	—	350.0	January 2013

	$950.0	$100.0	$385.3	$13.8	$450.9

(a)	Under our commercial paper program, we have the ability to access up to $750.0 million of financing through our commercial paper dealers. Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facilities provides the ability to issue our commercial paper obligations on a long-term basis. We had $385.3 million of commercial paper issued under the facilities at September 30, 2011. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at September 30, 2011 and December 31, 2010.

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

Outlook

Historically, we have generated our capital resources primarily through operations and, when needed, through credit facilities. We continue to witness some volatility in the credit, equity and commodity markets. While this creates some degree of uncertainty for our business, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and our credit facilities.

We project spending of approximately $60.0 to $70.0 million during the fourth quarter of 2011 for capital expenditures, largely for enhancements to our manufacturing and tools necessary to expand offshore service capabilities. We expect to make contributions of approximately $2.2 million to our international pension plans during the fourth quarter of 2011. We may also make discretionary contributions to our domestic qualified pension plan during the fourth quarter of 2011. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

We have $450.9 million of capacity available under our bank lines that we expect to utilize if working capital temporarily increases in response to market demand, and when opportunities for business acquisitions meet our standards. Our intent is to maintain a level of financing sufficient to meet this objective. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2010, for a discussion of our critical accounting estimates. During the nine months ended September 30, 2011, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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

In September 2011, the FASB issued an update to existing guidance on goodwill impairment testing. This update provides an entity the option prior to performing the first step of the two-step goodwill impairment test under existing guidance to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We intend to adopt this update during the fourth quarter of 2011. We do not expect the adoption of the amended guidance to have a material impact on our consolidated financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based upon this evaluation, our principal executive officer and principal financial officer have concluded as of September 30, 2011, that our disclosure controls and procedures were

i)	effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms; and

ii)	effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in controls identified in the evaluation for the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

Our operations outside the United States require us to comply with a number of regulations under the laws of the United States and various other countries. For example, our operations in countries outside the United States are subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of those individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. The United Kingdom (“U.K.”) recently enacted similar laws prohibiting bribery of and corrupt payments to government officials and private individuals outside the U.K. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to anti-bribery and anti-corruption laws. However, our policies, procedures and programs may not always protect us from reckless or criminal acts committed by our employees or agents, and severe criminal or civil sanctions may be imposed as a result of violations of these laws. We are also subject to the risks that our employees, joint venture partners, and agents outside of the United States may fail to comply with other applicable laws.

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

In addition, various other countries or multilateral organizations such as the United Nations may impose restrictions on the sale of goods and services to various countries or entities. Generally these restrictions will be implemented through the national laws and regulations of the applicable countries. Due to the scope of our international operations, these restrictions may affect our ability to enter into or complete contracts. We do not, however, expect these restrictions to have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended September 30, 2011.

The following table summarizes repurchases of our common stock during the three months ended September 30, 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2011—July 31, 2011	4,100	$42.29	3,750	4,845,792
August 1, 2011—August 31, 2011	1,032,421	$39.39	1,021,571	3,824,221
September 1, 2011—September 30, 2011	501,495	$41.32	489,605	3,334,616

Total	1,538,016	$40.02	1,514,926	3,334,616

(a)	Represents 1,514,926 shares of common stock repurchased and held in treasury and 23,090 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 12,850 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended September 30, 2011.
(b)	In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock splits (i) on August 31, 2007, the authorization was increased to 30 million shares; and (ii) on March 31, 2011, the authorization was increased to 60 million shares. In addition to the 60 million shares, in July 2008, the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock, and as of September 2008, there was no remaining amount available for purchase under the $95.0 million authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 3, 2010 (File No. 001-16489)).

3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to the Current Report on Form 8-K filed on May 6, 2011 (File No. 001-16489)).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001 (File No. 333-55920)).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001 (File No. 333-62996)).

4.3	Amendment to Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on September 14, 2009 (File No. 001-16489)).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1 **	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2 **	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Schema Document.

101.CAL **	XBRL Calculation Linkbase Document.

101.DEF **	XBRL Definition Linkbase Document.

101.LAB **	XBRL Label Linkbase Document.

101.PRE **	XBRL Presentation Linkbase Document.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC TECHNOLOGIES, INC.

(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt

Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)

Date: November 1, 2011

EXHIBIT INDEX

Number in Exhibit Table	Description
3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 3, 2010 (File No. 001-16489)).

3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to the Current Report on Form 8-K filed on May 6, 2011 (File No. 001-16489)).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001 (File No. 333-55920)).

4.2	Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001 (File No. 333-62996)).

4.3	Amendment to Preferred Share Purchase Rights Agreement (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on September 14, 2009 (File No. 001-16489)).

31.1 *	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1 **	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2 **	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Schema Document.

101.CAL **	XBRL Calculation Linkbase Document.

101.DEF **	XBRL Definition Linkbase Document.

101.LAB **	XBRL Label Linkbase Document.

101.PRE **	XBRL Presentation Linkbase Document.

*	Filed with this Form 10-Q
**	Furnished with this Form 10-Q