Form 10-K
period 2011-12-31
FMC TECHNOLOGIES INC
filed 2012-02-27
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-16489

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, determined by multiplying the outstanding shares on June 30, 2011, by the closing price on such day of $44.79 as reported on the New York Stock Exchange, was $5,856,218,179.*

The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of February 21, 2012 was 239,077,231.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for the 2012 Annual Meeting of Stockholders	Part III

*	Excludes 109,604,664 shares of the registrant’s Common Stock held by directors, officers and holders of more than 5% of the registrant’s Common Stock as of June 30, 2011. Exclusion of shares held by any person should not be construed to indicate that such person or entity possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person or entity is controlled by or under common control with the registrant.

Cautionary Note Regarding Forward-Looking Statements

Certain statements and information in this Annual Report on Form 10-K, including, but not limited to, those in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” and similar expressions, including the negative thereof, are intended to identify forward-looking statements, which are generally not historical in nature. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenue and operating results are based on our current views and assumptions regarding future events and business conditions and do not include the potential impact of any future acquisitions, dispositions, mergers, joint ventures or other transactions that could occur.

All of our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors include, among other things, those described in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and factors that are unknown or unpredictable. We wish to caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

OVERVIEW

FMC Technologies, Inc. is a global provider of technology solutions for the energy industry. FMC Technologies, Inc. was incorporated in November 2000 under Delaware law and was a wholly-owned subsidiary of FMC Corporation until our initial public offering in June 2001, when 17% of our common stock was sold to the public. On December 31, 2001, FMC Corporation distributed its remaining 83% ownership of our stock to FMC Corporation’s stockholders in the form of a dividend. Our principal executive offices are located at 1803 Gears Road, Houston, Texas 77067. As used in this report, except where otherwise stated or indicated by the context, all references to the “Company,” “FMC Technologies,” “we,” “us,” and “our” are to FMC Technologies, Inc. and its consolidated subsidiaries.

We design, manufacture and service technologically sophisticated systems and products, including subsea production and processing systems, surface wellhead production systems, high pressure fluid control equipment, measurement solutions and marine loading systems for the energy industry. During the fourth quarter of 2011, we changed our reporting segments based on the strategic priorities and the manner in which our chief operating decision maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. We now report the results of operations in the following segments: Subsea Technologies, Surface Technologies and Energy Infrastructure. Financial information about our business segments is incorporated herein by reference from Note 19 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports are available free of charge through our website at www.fmctechnologies.com, under “Investors—Financial Information—SEC Filings” as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission (the “SEC”).

Throughout this Annual Report on Form 10-K, we incorporate by reference certain information from our Proxy Statement for the 2012 Annual Meeting of Stockholders. The SEC allows us to disclose important information by referring to it in that manner. We intend to provide stockholders with an annual report containing financial information that has been examined and reported upon, with an opinion expressed thereon by our independent registered public accounting firm. On or about March 30, 2012, we expect our Proxy Statement for the 2012 Annual Meeting of Stockholders will be available on our website under “Investors—Financial Information—SEC Filings.” Similarly, on the same date, we expect our 2011 Annual Report to Stockholders will be available on our website under “Investors—Financial Information—Annual Reports.”

BUSINESS SEGMENTS

Subsea Technologies

Subsea Technologies designs and manufactures products and systems and provides services used by oil and gas companies involved in deepwater exploration and production of crude oil and natural gas. The foundation of this segment is our technology and engineering expertise. Our production systems control the flow of oil and gas from producing wells. We specialize in offshore production systems and have manufacturing facilities near the world’s principal offshore oil and gas producing basins. We market our products primarily through our own technical sales organization.

Principal Products and Services

Subsea Systems. Our systems are used in the offshore production of crude oil and natural gas. Subsea systems are placed on the seafloor and are used to control the flow of crude oil and natural gas from the reservoir to a host processing facility, such as a floating production facility, a fixed platform or an onshore facility. Our subsea equipment is controlled by the host processing facility.

The design and manufacture of our subsea systems requires a high degree of technical expertise and innovation. Some of our systems are designed to withstand exposure to the extreme hydrostatic pressure that deepwater environments present, as well as internal pressures of up to 15,000 pounds per square inch and temperatures in excess of 350º F.

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

Finally, we also provide installation and workover tools, service technicians for installation assistance and field support for commissioning, intervention and maintenance of our subsea systems throughout the life of the oilfield. This scope of activity also includes providing tools such as our light well intervention system for certain well workover and intervention tasks. Subsea systems represented approximately 64%, 66% and 70% of our consolidated revenue in 2011, 2010 and 2009, respectively.

Multi Phase Meters (“MPM”). We design and manufacture multiphase meters with applications that include production and surface well testing, reservoir monitoring, remote operation, fiscal allocation, process monitoring and control, and turbine and compressor monitoring. This technology delivers high accuracy and self-calibrating multiphase meters, with low maintenance features to meet our customers’ increasingly demanding requirements for subsea applications, as well as topside applications. The MPM product line augments our portfolio of technologies for optimizing oil and gas recovery.

Capital Intensity

Most of the systems and products that we supply for subsea applications are highly engineered to meet the unique demands of our customers and are typically ordered one to two years prior to installation. We often receive advance and progress payments from our customers in order to fund initial development and our working capital requirements.

Dependence on Key Customers

Generally, our customers in this segment are major integrated oil or independent exploration and production companies.

With our integrated systems for subsea production, we have actively pursued alliances with oil and gas companies that are actively engaged in the subsea development of crude oil and natural gas. Development of subsea fields, particularly in deepwater environments, involves substantial capital investments by our customers. Our customers have sought the security of alliances with us to ensure timely and cost-effective delivery of subsea and other energy-related systems that provide an integrated solution to their needs. Our alliances establish important ongoing relationships with our customers. While our alliances do not contractually commit our customers to purchase our systems and services, they have historically led to, and we expect that they will continue to result in, such purchases. Some examples of customers we have entered into alliances with include Statoil, Shell, BP and Anadarko Petroleum Corporation.

In 2011, we generated approximately 12% and 11% of our consolidated revenue from Statoil and Total S.A., respectively. The loss of one or more of our significant oil and gas company customers could have a material adverse effect on our Subsea Technologies business segment.

Competition

Subsea Technologies competes with other companies that supply subsea systems and with smaller companies that are focused on a specific application, technology or geographical niche in which we operate. Companies, such as Cameron International Corporation, GE Oil & Gas and Aker Solutions compete with us in the marketplace across our various product lines.

Some of the competitive factors include reliability, cost-effective technology, execution and delivery. Our competitive strengths include our intellectual capital, experience base and breadth of technologies embedded in our products and services that enable us to design a unique solution for our customers’ project requirements while incorporating standardized components to contain costs. We maintain a presence in all of the world’s major producing basins. Our deepwater expertise, experience and technology help us maintain a leadership position in subsea systems.

Surface Technologies

Surface Technologies designs and manufactures products and systems and provides services used by oil and gas companies involved in land and offshore exploration and production of crude oil and natural gas. We also design, manufacture and supply technologically advanced high pressure valves, pumps and fittings used in stimulation activities for oilfield service companies.

Principal Products and Services

Surface Wellhead. We provide a full range of surface wellheads and production systems for both standard service and critical service applications. Surface production systems, or trees, are used to control and regulate the flow of oil and gas from the well. Our surface products and systems are used worldwide on both land and offshore platforms and can be used in difficult climates, including arctic cold or desert high temperatures. We support our customers through engineering, manufacturing, field installation support and aftermarket services. In addition, our integrated shale services include hydraulic fracturing manifolds and trees and flow back equipment for timely and cost-effective well completion. Surface wellhead represented approximately 14%, 15% and 14% of our consolidated revenue in 2011, 2010 and 2009, respectively.

Fluid Control. We design and manufacture flowline products, under the Weco®/Chiksan® trademarks, and pumps and valves used in well completion and stimulation activities by major oilfield service companies, such as Schlumberger Limited, Baker Hughes Incorporated, Halliburton Company and Weatherford International Ltd.

Our flowline products are used in equipment that pumps corrosive and/or erosive fluid into a well during the well construction, hydraulic fracturing or other stimulation processes. Our reciprocating pump product line includes Duplex, Triplex and Quintuplex pumps utilized in a variety of applications. The performance of this business typically rises and falls with variations in the active rig count throughout the world and more recently, the pressure pumping activity in the Americas. Fluid control represented approximately 12%, 9% and 5% of our consolidated revenue in 2011, 2010 and 2009, respectively.

Capital Intensity

Surface Technologies manufactures most of its products, resulting in a reliance on manufacturing locations throughout the world. We also maintain a large amount of rental equipment related to pressure pumping operations.

Dependence on Key Customers

No single Surface Technologies customer accounted for 10% or more of our 2011, 2010 or 2009 consolidated revenue.

Competition

Surface Technologies currently is a market leader for its primary products and services. Some of the competitive factors include technological innovation, reliability and product quality. Surface Technologies competes with other companies that supply surface production equipment and pressure pumping products. Some of our major competitors include Cameron International Corporation, Weir Oil & Gas, GE Oil & Gas and Gardner Denver, Inc.

Energy Infrastructure

Principal Products and Services

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

Material Handling Solutions. We provide material handling solutions, including bulk conveying systems to the power generation industry. We provide innovative solutions for conveying, feeding, screening and orienting bulk product for customers in diverse industries. Our process, engineering, mechanical design and project management expertise enable us to execute these projects on a turnkey basis.

Blending and Transfer Systems. We provide engineering, design and construction management services in connection with the application of blending technology, process controls and automation for manufacturers in the lubricant, petroleum, additive, fuel and chemical industries.

Separation Systems. We design and manufacture systems that separate production flows from wells into oil, gas, sand and water. Our separation technology improves upon conventional separation technologies by moving the flow in a spiral, spinning motion. This causes the elements of the flow stream to separate more efficiently than conventional separation technologies. These systems are currently capable of operating onshore or offshore.

Direct Drive Systems (“DDS”). We develop and manufacture high-performance permanent magnet motors and bearings. We provide machines for a variety of energy-related applications, including integral motors and related system components for compression and pumping for natural gas pipelines, offshore platform and subsea processing markets. The compact size, efficiency and reliability of the motors make them ideal for these demanding applications.

Dependence on Key Customers

No single Energy Infrastructure customer accounted for 10% or more of our 2011, 2010 or 2009 consolidated revenue.

OTHER BUSINESS INFORMATION RELEVANT TO OUR BUSINESS SEGMENTS

Product Development

We continue to advance technology development for subsea and surface processing applications. Subsea processing offers significant opportunities for new technologies, which we believe provide considerable benefits to oil and gas producers. In a subsea well, downward pressure on the reservoir caused by the hydrostatic load of the column of liquids (oil and water) going to the surface of the ocean through a riser pipe may be overcome by either separation of the gas and liquids on the seabed and pumping of the liquids to the surface facility, or by using a multi-phase pumping system that pumps both the gas and liquids through the same riser pipe to the surface facility. This allows the well to flow more efficiently, accelerating production and enabling higher recoveries from both mature and new subsea reservoirs. Also, seabed separation can significantly reduce the capital investment required for floating vessels or fixed platforms, since certain processing functionality can be undertaken on the seabed rather than at surface facilities, thus reducing the structure and size of the surface facilities. To further realize the benefits of this approach, we have undertaken development projects to improve the efficiency of subsea processing, including the development of our Subsea Multi-Phase Pump (MPP). The Subsea MPP uses a design that incorporates our state-of-the-art permanent magnet motor technology resulting in a higher power and higher rotational speed device for a broad range of liquid and multiphase pumping applications.

In addition, we have also undertaken development projects to improve the efficiency of subsea and surface processing by expanding our portfolio of InLine separation technologies with the completion of the High Fluid Capacity Hydrocyclone. This product enables high efficiency liquid/liquid separation, and as aging fields produce more water, our high capacity system can process a high throughput of fluids, helping operators to continue to meet their production goals. Technology development also continues in the area of produced water treatment systems. As part of a joint development program, we completed the development of a separation skid integrating primary separation in conjunction with second and third stage water treatment for water reinjection programs or discharge of clean produced water to appropriate locations. This technology is expected to be utilized in both subsea applications and in the production of shale oil and gas and is currently undergoing field testing.

Like subsea processing, many of our innovations are also driven by the need to offer technical solutions while lowering our customers’ capital and operating expenditures. Through a joint development program with Schilling Robotics LLC (“Schilling”), we completed the development of a new robotic actuation system for Petrobras’ Congro and Corvina project that opens and closes valves within the subsea manifold. The convergence of robotics and traditional subsea hardware creates a solution that offers increased reliability, increased system availability and improved serviceability. The robotic actuation system is part of a family of capable cost-effective solutions for mature, low production fields, as well as areas such as the Arctic that may require in-situ robotic facilities to perform subsea maintenance during times when access to wells by floating vessels is limited or impossible due to ice. Also, for other Brazilian deepwater applications, we completed the design of the new GLL-10 standard tree. The new standard design offers manufacturing efficiencies, improved deliveries and cost-effective field installations and is expected to continue to provide cost-effective solutions suitable for Petrobras’ future deepwater developments.

Throughout the world, operators continue to seek technology and services offering cost savings through improved operational efficiencies. We continue to advance our sensing and communication technologies that provide remote and condition-based monitoring for subsea and onshore applications. These technologies enable operators to make more informed decisions about production of wells and periodic equipment maintenance. In addition, our sensing systems provide real-time information on critical operations, such as monitoring pressure in the casing annulus while drilling. Additionally, development work was completed on sensing technologies for real-time leak detection of subsea hydrocarbon producing systems. These sensors can be permanently deployed on subsea infrastructure such as trees and manifolds to detect minor fluid leaks of production or hydraulic fluids.

Order Backlog

Information regarding order backlog is incorporated herein by reference from the section entitled “Inbound Orders and Order Backlog” in Part II, Item 7 of this Annual Report on Form 10-K.

Sources and Availability of Raw Materials

Our business segments purchase carbon steel, stainless steel, aluminum and steel castings and forgings both domestically and internationally. We do not use single source suppliers for the majority of our raw material purchases and believe the available supplies of raw materials are adequate to meet our needs.

Research and Development

We are engaged in research and development (“R&D”) activities directed largely toward the improvement of existing products and services, the design of specialized products to meet customer needs and the development of new products, processes and services. A large part of our product development spending has focused on the improved design and standardization of our Subsea Technologies and Surface Technologies product lines to meet our customer needs. Additional financial information about Company-sponsored R&D activities is incorporated herein by reference from Note 19 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Patents, Trademarks and Other Intellectual Property

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our businesses. As part of our ongoing research and development, we seek patents when appropriate for new products and product improvements. We have approximately 1,040 issued patents and pending patent applications worldwide. Further, we license intellectual property rights to or from third parties. We also own numerous U.S. and foreign trademarks and trade names and have approximately 250 registrations and pending applications in the United States and abroad.

We protect and promote our intellectual property portfolio and take those actions we deem appropriate to enforce and defend our intellectual property rights. We do not believe, however, that the loss of any one patent, trademark or license, or group of related patents, trademarks or licenses would have a material adverse effect on our overall business.

Employees

As of December 31, 2011, we had approximately 14,200 full-time employees, consisting of approximately 4,500 in the United States and 9,700 in non-U.S. locations. Less than 3% of our U.S. employees are represented by labor unions.

International Operations

A few of our non-U.S. subsidiaries have engaged in transactions with countries subject to U.S. restrictions; however, the aggregate amount of such sales did not exceed 1.0% of our consolidated annual revenue. As such, we consider these sales immaterial. Even though our non-U.S. subsidiaries may, under applicable laws and regulations, engage in transactions with various countries, in 2009, like many other companies, we adopted a policy directing our non-U.S. subsidiaries to effectuate an orderly withdrawal from doing business with the various countries subject to U.S. restrictions. This policy prohibited entering into new commitments involving these countries, but did not require the non-U.S. subsidiaries to cease performance of existing commitments, provided such commitments could be performed in compliance with all applicable laws and regulations. As a result of this policy decision, non-U.S. subsidiary sales to these countries accounted for less than 1.0% of our consolidated revenue in 2011. Furthermore, all remaining outstanding commitments were substantially completed during 2011 and revenue related to these sales were not significant. While some residual service-related sales may occur after 2011, we expect these will be insignificant.

Financial Information about Geographic Areas

The majority of our consolidated revenue and segment operating profits are generated in markets outside of the United States. Each of our segments’ revenue is dependent upon worldwide oil and gas exploration and production activity. Financial information about geographic areas is incorporated herein by reference from Note 19 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I, Item 1 “Business” of this Form 10-K.

The executive officers of FMC Technologies, together with the offices currently held by them, their business experience and their ages as of February 27, 2012, are as follows:

Name	Age	Office, year of election and other information
John T. Gremp	60	Chairman, President and Chief Executive Officer (2011) President and Chief Operating Officer (2010) Executive Vice President—Energy Systems (2007)
Maryann T. Seaman	49	Senior Vice President and Chief Financial Officer (2011) Vice President, Treasurer and Deputy Chief Financial Officer (2010) Vice President, Administration (2007)
William H. Schumann, III	61	Executive Vice President (2011) Executive Vice President, Chief Financial Officer and Treasurer (2010) Executive Vice President and Chief Financial Officer (2007)
Robert L. Potter	61	Executive Vice President—Energy Systems (2010) Senior Vice President—Energy Processing and Global Surface Wellhead (2007)
Tore Halvorsen	57	Senior Vice President—Subsea Technologies (2011) Senior Vice President—Global Subsea Production Systems (2007)
Jeffrey W. Carr	55	Senior Vice President, General Counsel and Secretary (2010) Vice President, General Counsel and Secretary (2001)
Mark J. Scott	58	Vice President, Administration (2010) Senior Vice President of Human Resources for Dresser, Inc. (2004)
Jay A. Nutt	48	Vice President and Controller (2009) Controller (2008) Controller—Energy Systems (2007)
Bradley D. Beitler	58	Vice President, Technology (2009) Director of Technology (2006)
Johan Pfeiffer	47

Vice President—Surface Technologies (2011)

Vice President—Global Surface Wellhead (2010)

General Manager for Subsea activities in Europe, Africa, and the Commonwealth of Independent States (CIS) (2007)

Barry Glickman	43

Vice President—Energy Infrastructure (2011)

Integration Leader for GE Oil & Gas/Wood Group (2011)

President, Dresser Flow Technologies, a division of Dresser, Inc. (2009)

President, Dresser Waukesha, a division of Dresser, Inc. (2008)

Chief Marketing Officer, GE Security (2006)

No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. During the past five years, none of the above-listed officers has been involved in any legal proceedings as defined in Item 401(f) of Regulation S-K. All officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

ITEM 1A.	RISK FACTORS

Important risk factors that could impact our ability to achieve our anticipated operating results and growth plan goals are presented below. The following risk factors should be read in conjunction with discussions of our business and the factors affecting our business located elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC.

INDUSTRY-RELATED RISKS

Demand for our systems and services depends on oil and gas industry activity and expenditure levels, which are directly affected by trends in the demand for and price of crude oil and natural gas.

We are substantially dependent on conditions in the oil and gas industry, including the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies. Any substantial or extended decline in these expenditures may result in the reduced pace of discovery and development of new reserves of oil and gas and the reduced exploitation of existing wells, which could adversely affect demand for our systems and services and, in certain instances, result in the cancellation, modification or rescheduling of existing orders. These factors could have an adverse effect on our revenue and profitability. The level of exploration, development and production activity is directly affected by trends in oil and natural gas prices, which, historically, have been volatile.

Factors affecting the prices of oil and natural gas include, but are not limited to, the following:

•	demand for hydrocarbons, which is affected by worldwide population growth, economic growth rates and general economic and business conditions;

•	the cost of exploring for, producing and delivering oil and natural gas;

•	political and economic uncertainty and sociopolitical unrest;

•	the available excess production capacity within the Organization of Petroleum Exporting Countries (“OPEC”) and the level of oil production by non-OPEC countries;

•	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	technological advances affecting energy consumption;

•	potential acceleration of the development of alternative fuels;

•	the level of supply and demand for oil and natural gas; and

•	natural disasters.

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry could result in a reduction in demand for oilfield services and could adversely affect our financial condition, results of operations or cash flows.

The industries in which we operate or have operated expose us to potential liabilities arising out of the installation or use of our systems that could adversely affect our financial condition.

We are subject to equipment defects, malfunctions and failures, equipment misuse and natural disasters, the occurrence of which may result in uncontrollable flows of gas or well fluids, fires and explosions. Although we have obtained insurance against many of these risks, our insurance may not be adequate to cover our liabilities. Further, the insurance may not generally be available in the future or, if available, premiums may not be commercially justifiable. If we incur substantial liability and the damages are not covered by insurance or are in excess of policy limits, or if we were to incur liability at a time when we are not able to obtain liability insurance, our business, results of operations, financial condition or cash flows could be materially adversely affected.

Our customers’ industries are undergoing continuing consolidation that may impact our results of operations.

Some of our largest customers have consolidated and are using their size and purchasing power to achieve economies of scale and pricing concessions. This consolidation may result in reduced capital spending by such customers or the acquisition of one or more of our other primary customers, which may lead to decreased demand for our products and services. We cannot assure you that we will be able to maintain our level of sales to any customer that has consolidated or replaced that revenue with increased business activities with other customers. As a result, this consolidation activity could have a significant negative impact on our results of operations, financial condition or cash flows. We are unable to predict what effect consolidations in the industries may have on prices, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

Our operations and the industries in which we operate are subject to a variety of U.S. and international laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

We depend on oil and gas companies’ demand for our products, systems and services. This demand is affected by changing taxes, price controls and other laws and regulations relating to the oil and gas industry. For instance, the Deepwater Horizon explosion and related oil leak in April 2010 in the Gulf of Mexico resulted in offshore drilling delays and increased federal regulation of our customers’ operations. These regulations, as well as the adoption of other laws and regulations curtailing exploration and development of drilling for crude oil and natural gas in our areas of operation for economic, environmental or other reasons, could adversely affect our operations by limiting the demand for our systems and services.

Environmental laws and regulations also affect the equipment, systems and services we design, market and sell, as well as the facilities where we manufacture our equipment and systems. We are required to invest financial and managerial resources to comply with environmental laws and regulations and anticipate that we will continue to be required to do so in the future. Because these laws and regulations change frequently, we are unable to predict the cost or impact that they may have on our businesses. The modification of existing laws or regulations or the adoption of new laws or regulations imposing more stringent environmental restrictions could adversely affect our operations.

The U. S. Congress has, from time to time, considered climate-change legislation that would reduce emissions of greenhouse gases through establishment of a “cap-and-trade” plan. It is not possible at this time to predict whether or when the Congress may act on climate-change legislation. The U.S. Environmental Protection Agency (“EPA”) has made findings that emissions of greenhouse gases endanger public health and the environment and, based on these findings, has adopted regulations that restrict emissions of greenhouse gases under existing provisions of the U.S. Federal Clean Air Act, including one that requires a reduction in emissions of greenhouse gases from motor vehicles and another that requires certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of greenhouse gases from certain sources, including, among others, onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities in the United States on an annual basis, which may include certain of our customers’ operations. Carbon emission reporting and reduction programs have also expanded in recent years at the state, regional and national levels with certain countries having already implemented various types of cap-and-trade programs aimed at reducing carbon emissions from companies that currently emit greenhouse gases, such as electric power generators and utilities.

Moreover, environmental concerns have been raised regarding the potential impact of hydraulic fracturing on underground water supplies. We provide equipment and services to companies employing this enhanced recovery technique. There have been several regulatory and governmental initiatives in the United States to restrict the hydraulic fracturing process, which events could have an adverse impact on our customers’ completion or production activities. Certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. Congress has from time to time considered bills that would regulate hydraulic fracturing and/or require public disclosure of chemicals used in the hydraulic fracturing process, and a number of states have adopted or are considering legal requirements that could impose more stringent permitting, public disclosure, and well construction requirements on hydraulic fracturing activities. Hydraulic fracturing restrictions also have been or are being considered for adoption in other countries.

To the extent we are subject to any of these or other similar proposed or newly enacted laws and regulations, we expect that our efforts to monitor, report and comply with such laws and regulations, and any related taxes imposed by such programs, will increase our cost of doing business in certain jurisdictions, including the United States. To the extent our customers are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that regulatory restrictions on production by and additional costs to our customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact our operations in those same jurisdictions. If the proposed or newly enacted laws reduce demand for oil and gas production, customer spending for our products and services could be reduced, which, in turn, could adversely affect our financial condition, results of operations or cash flows.

COMPANY-RELATED RISKS

Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business could adversely affect our business or results of operations.

We operate manufacturing facilities in 15 countries outside of the United States and approximately 77% of our 2011 revenue was generated internationally. Instability and unforeseen changes in the international markets in which we conduct business, including economically and politically volatile areas such as North Africa, West Africa, the Middle East and the Commonwealth of Independent States (“CIS”), could cause or contribute to factors that could have an adverse effect on the demand for our systems and services, our financial condition or our results of operations. These factors include, but are not limited to, the following:

•	nationalization and expropriation;

•	potentially burdensome taxation;

•	inflationary and recessionary markets, including capital and equity markets;

•	civil unrest, labor issues, political instability, terrorist attacks, cyber-terrorism, military activity and wars;

•	supply disruptions in key oil producing countries;

•	ability of OPEC to set and maintain production levels and pricing;

•	trade restrictions, trade protection measures or price controls;

•	foreign ownership restrictions;

•	import or export licensing requirements;

•	restrictions on operations, trade practices, trade partners and investment decisions resulting from domestic and foreign laws and regulations;

•	changes in, and the administration of, laws and regulations;

•	inability to repatriate income or capital;

•	reductions in the availability of qualified personnel;

•	foreign currency fluctuations or currency restrictions; and

•	fluctuations in the interest rate component of forward foreign currency rates.

Because a significant portion of our revenue is denominated in foreign currencies, changes in exchange rates will produce fluctuations in our revenue, costs and earnings, and may also affect the book value of our assets located outside of the United States and the amount of our stockholders’ equity. Although it is our policy to seek to minimize our currency exposure by engaging in hedging transactions where appropriate, our efforts may not be successful. To the extent we sell our products and services in foreign markets, currency fluctuations may result in our products and services becoming too expensive for foreign customers. As a result, fluctuations in foreign currency exchange rates may affect our financial results.

Our businesses are subject to a variety of governmental regulations, violations of which could have a material adverse effect on our financial condition and results of operations.

We are exposed to a variety of federal, state, local and international laws and regulations relating to matters such as environmental, health and safety, labor and employment, import/export control, currency exchange, bribery and corruption and taxation. These laws and regulations are complex, frequently change and have tended to become more stringent over time. In the event the scope of these laws and regulations expand in the future, the incremental cost of compliance could adversely impact our financial condition, results of operations or cash flows.

Our operations outside the United States require us to comply with a number of regulations under the laws of the United States and various other countries. For example, we are subject to changes in foreign laws and regulations that may encourage or require hiring of local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular non-U.S. jurisdiction. In addition, we are subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of those individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. The United Kingdom (“U.K.”) recently enacted similar laws prohibiting bribery of, and corrupt payments to, government officials and private individuals outside the U.K. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to anti-bribery and anti-corruption laws. However, our policies, procedures and programs may not always protect us from reckless or criminal acts committed by our employees or agents, and severe criminal or civil sanctions may be imposed as a result of violations of these laws. We are also subject to the risks that our employees, joint venture partners and agents outside of the United States may fail to comply with other applicable laws.

In addition, we operate globally through various subsidiaries. Consequently, we are subject to changes in applicable tax laws, treaties or regulations in the jurisdictions in which we operate, which could include laws or policies directed toward companies organized in jurisdictions with low tax rates. A material change in the tax laws or policies, or their interpretation, of any country in which we conduct business, or in which we are incorporated or resident, could result in a higher effective tax rate on our worldwide earnings, and such change could significantly impact our financial results.

Compliance with U.S. regulations on trade sanctions and embargoes poses a risk to us since our business is conducted on a worldwide basis through various subsidiaries. The U.S. government restricts sales of goods and services and certain other transactions with various countries for policy and national security reasons. While these restrictions apply to U.S. entities, they do not apply to non-U.S. subsidiaries of U.S. companies so long as those entities involved comply with restrictions on U.S. content and U.S. personnel approval and facilitation. A few of our non-U.S. subsidiaries have engaged in transactions with countries subject to the U.S. restrictions; however, the aggregate amount of such sales has not exceeded 1% of our consolidated annual revenue. Even though our non-U.S. subsidiaries may, under applicable laws and regulations, engage in transactions with various countries, in 2009, we adopted a policy directing our non-U.S. subsidiaries to effectuate an orderly withdrawal from doing business with these countries. This policy prohibited entering into new commitments involving these countries, but did not require the non-U.S. subsidiaries to cease performance of existing commitments provided such commitments could be performed in compliance with all applicable laws and regulations. During the second quarter of 2010, we received an inquiry from the Office of Foreign Assets Control (“OFAC”) related to transactions with certain restricted countries with a specific focus on Sudan and Iran. We have provided information to OFAC in response to its request, but we have had no further communications from OFAC.

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

We may lose money on fixed-price contracts.

As is customary for the types of business in which we operate, we often agree to provide products and services under fixed-price contracts. Under these contracts, we are typically responsible for cost overruns. Our actual costs and any gross profit realized on these fixed-price contracts may vary from the estimated amounts on which these contracts were originally based. There is inherent risk in the estimation process, including significant unforeseen technical and logistical challenges or longer than expected lead times. A fixed-price contract may prohibit our ability to mitigate the impact of unanticipated increases in raw material prices through increased pricing. Depending on the size of a project, variations from estimated contract performance could have a significant impact on our operating results.

Due to the types of contracts we enter into, the cumulative loss of several major contracts or alliances may have an adverse effect on our results of operations.

We often enter into large, long-term contracts that, collectively, represent a significant portion of our revenue. For example, we have an alliance of this type with Statoil, from which we generated approximately 12% of our consolidated revenue in 2011. These agreements, if terminated or breached, may have a larger impact on our operating results or our financial condition than shorter-term contracts due to the value at risk. If we were to lose several key alliances or agreements over a relatively short period of time we could experience a significant adverse impact on our financial condition, results of operations or cash flows.

Our businesses are dependent on the continuing services of certain of our key managers and employees.

We depend on our senior executive officers and other key personnel. The loss of any of these officers or key management could adversely impact our business if we are unable to implement key strategies or transactions in their absence. In addition, competition for qualified employees among companies, like ours, that rely heavily on engineering and technology is intense. The loss of qualified employees or an inability to attract, retain and motivate additional highly-skilled employees required for the operation and expansion of our business could hinder our ability to conduct research activities successfully and develop marketable products and services.

Increased costs of raw materials and other components, particularly in periods of rapid growth, may result in increased operating expenses and adversely affect our results of operations or cash flows.

Our results of operations may be adversely affected by our inability to manage the rising costs and availability of raw materials and components used in our wide variety of products and systems. Unexpected changes in the size and timing of regional and/or product markets, particularly for short lead-time products, could affect our results of operations or cash flows.

A failure of our information technology infrastructure could adversely impact our business and results of operations.

The efficient operation of our business is dependent on our information technology (“IT”) systems. Accordingly, we rely upon the capacity, reliability and security of our IT hardware and software infrastructure and our ability to expand and update this infrastructure in response to our changing needs. Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, incursions by intruders or hackers, failures in hardware or software, power fluctuations, cyber terrorists and other similar disruptions. The failure of our IT systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, inappropriate disclosure of confidential information, increased overhead costs and loss of important information, which could have a material adverse effect on our business and results of operations. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Our success depends on our ability to implement new technologies and services.

Our success depends on the ongoing development and implementation of new product designs and improvements and on our ability to protect and maintain critical intellectual property assets related to these developments. If we are not able to obtain patent or other protection of our technology, we may not be able to continue to develop systems, services and technologies to meet evolving industry requirements, and if so, at prices acceptable to our customers.

Some of our competitors are large national and multinational companies that may be able to devote greater financial, technical, manufacturing and marketing resources to the research and development of new systems, services and technologies than we are able to do. If we are unable to compete effectively given these risks, our business, results of operations and financial condition could be adversely affected.

Uninsured claims and litigation against us, including intellectual property litigation, could adversely impact our financial condition, results of operation or cash flows.

We could be impacted by the outcome of pending litigation, as well as unexpected litigation or proceedings. We have insurance coverage against operating hazards, including product liability claims and personal injury claims related to our products, to the extent deemed prudent by our management and to the extent insurance is available. However, no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation. Our financial condition, results of operation or cash flows could be adversely affected by unexpected claims not covered by insurance.

In addition, the tools, techniques, methodologies, programs and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running our core business. Royalty payments under licenses from third parties, if available, would increase our costs. If a license were not available we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operation or cash flows. Additionally, developing non-infringing technologies would increase our costs.

Disruptions in the timely delivery of our backlog could affect our future sales, profitability, and our relationships with our customers.

Many of the contracts we enter into with our customers require long manufacturing lead times and may contain penalty clauses relating to on-time delivery. A failure by us to deliver in accordance with customer expectations could subject us to financial penalties, including liquidated damages, and may result in damage to existing customer relationships. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors, including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, subcontractor performance, project engineering expertise, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. We include our expectations regarding the timing of delivery of product currently in backlog within our earnings guidance to the financial markets. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance.

Many of our customers’ activity levels, spending for our products and services, and ability to pay amounts owed us may be impacted by disruptions in the financial and credit markets, as well as volatility in commodity prices.

Many of our customers finance their activities through cash flow from operations, the incurrence of debt or the issuance of equity. Limited access to external sources of funding may cause our customers to reduce their capital spending plans. A reduction of cash flow resulting from declines in commodity prices, a reduction in borrowing bases under reserve-based credit facilities, or the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our products and services. Crude oil and natural gas prices continue to experience volatility. An extended worldwide economic recession could lead to reductions in demand for energy, and thus, lower oil and natural gas prices. Any prolonged reduction in oil and natural gas prices is likely to depress short-term exploration, development, production and expenditure levels. Oil and gas company perceptions of longer-term lower oil and natural gas prices may reduce or defer major expenditures on long-term, large-scale development projects. Lower levels of activity and expenditures in the oil and gas industry could result in a decline in demand for our systems and services and could have an adverse effect on our revenue and profitability. These same factors may result in our customers’ inability to fulfill their contractual obligations to us.

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

The significant production properties for the Subsea Technologies operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
*Houston, Texas	563,000	Leased/Owned
International:
*Kongsberg, Norway	831,000	Leased
*Rio de Janeiro, Brazil	559,000	Leased/Owned
*Nusajaya, Malaysia	390,000	Owned
*Singapore	263,000	Leased
*Bergen, Norway	254,000	Leased/Owned
*Dunfermline, Scotland	196,000	Leased/Owned
~Macaé, Brazil	127,000	Owned
Pasir Gudang, Malaysia	118,000	Leased
*Stavanger, Norway	58,000	Leased
Luanda, Angola	53,000	Leased
*Jakarta, Indonesia	53,000	Leased
*Aberdeen, Scotland	31,000	Owned
Port Harcourt, Nigeria	25,000	Leased

*These facilities are production properties in Subsea Technologies and Surface Technologies.

~This facility is a production property in Subsea Technologies and Energy Infrastructure.

The significant production properties for the Surface Technologies operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Stephenville, Texas	261,000	Owned
Oklahoma City, Oklahoma	69,000	Leased/Owned
International:
+Sens, France	188,000	Owned
Collecchio, Italy	68,000	Leased
Maracaibo, Venezuela	62,000	Owned
Edmonton, Canada	57,000	Leased

+	This facility is a production property in Surface Technologies and Energy Infrastructure.

The significant production properties for the Energy Infrastructure operations currently are:

Location	Square Feet (approximate)	Leased or Owned
United States:
Tupelo, Mississippi	354,000	Owned
Erie, Pennsylvania	258,000	Owned
Corpus Christi, Texas	53,000	Leased/Owned
Fullerton, California	51,000	Leased
International:
Ellerbek, Germany	131,000	Owned
Changshu, China	64,000	Leased
Arnhem, The Netherlands	23,000	Owned

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various pending or potential legal actions in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions, because of the inherent uncertainty of litigation. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol FTI. As of February 21, 2012, there were 3,255 holders of record of FMC Technologies’ common stock. On February 21, 2012, the closing price of our common stock on the NYSE was $51.14.

The following table presents the quarterly high and low sales prices of our common stock as reported on the NYSE composite tape under the symbol FTI.

	2011				2010
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Common stock price:
High	$53.77	$46.23	$49.61	$48.42	$44.56	$34.48	$36.66	$32.68
Low	$35.96	$36.97	$39.77	$41.61	$33.76	$26.71	$23.80	$26.58

We have not declared or paid cash dividends in 2011 or 2010, and we do not currently have a plan to pay cash dividends in the future.

On February 25, 2011, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock. The stock split was completed in the form of a stock dividend that was issued on March 31, 2011, to stockholders of record at the close of business on March 14, 2011. All common share and per share information in our consolidated financial statements have been revised retroactively to reflect the stock split.

As of December 31, 2011, our securities authorized for issuance under equity compensation plans were as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	305,964	(1)	$5.06	26,222,068	(2)
Equity compensations plans not approved by security holders	—		—	—
Total	305,964	(1)	$5.06	26,222,068	(2)

(1)	The table includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of our common stock under the Amended and Restated FMC Technologies Incentive Compensation and Stock Plan (the “Plan”). The table does not include shares of restricted stock that have been awarded under the Plan but which have not yet vested.

(2)	The table includes shares of our common stock available for future issuance under the Plan, excluding the shares quantified in the first column. This number includes 4,665,865 shares available for issuance for nonvested stock awards that vest after December 31, 2011.

We had no unregistered sales of equity securities during the year ended December 31, 2011.

The following table summarizes repurchases of our common stock during the three months ended December 31, 2011.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2011 – October 31, 2011	583,658	$40.46	583,298	2,751,318
November 1, 2011 – November 30, 2011	317,690	$46.51	311,400	2,439,918
December 1, 2011 – December 31, 2011	166,240	$50.12	160,000	17,279,918

Total	1,067,588	$43.76	1,054,698	17,279,918

(a)	Represents 1,054,698 shares of common stock repurchased and held in treasury and 12,890 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 31,870 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended December 31, 2011.

(b)	In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock splits (i) on August 31, 2007, the authorization was increased to 30 million shares; and (ii) on March 31, 2011, the authorization was increased to 60 million shares. In December 2011, the Board of Directors authorized an extension of our repurchase program, adding 15 million shares, for a total of 75 million shares. In addition to the 75 million shares, in July 2008, the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock, and as of September 2008, there was no remaining amount available for purchase under the $95.0 million authorization.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data derived from our audited financial statements. These selected financial data should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the audited financial statements for the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 included in Part II, Item 8 of this Annual Report on Form 10-K.

(In millions) Years Ended December 31	2011	2010	2009	2008	2007
Revenue:
Subsea Technologies	$3,288.1	$2,730.9	$3,087.5	$2,988.3	$2,258.9
Surface Technologies	1,310.8	954.3	818.2	985.0	897.9
Energy Infrastructure	503.4	454.4	524.1	597.2	503.5
Other revenue and intercompany eliminations	(3.3)	(14.0)	(24.4)	(19.6)	(11.4)

Total revenue	$5,099.0	$4,125.6	$4,405.4	$4,550.9	$3,648.9

Cost of sales	$3,966.2	$3,074.0	$3,434.5	$3,623.1	$2,921.9
Selling, general and administrative expense	479.9	432.0	389.5	351.7	310.6
Research and development expense	90.5	68.0	51.3	45.3	40.8

Total costs and expenses	4,536.6	3,574.0	3,875.3	4,020.1	3,273.3
Other income (expense), net	(1.4)	(4.9)	(2.7)	(23.0)	29.9

Income from continuing operations before net interest expense and income taxes	561.0	546.7	527.4	507.8	405.5
Net interest expense	(8.2)	(8.8)	(9.5)	(1.5)	(9.3)

Income from continuing operations before income taxes	552.8	537.9	517.9	506.3	396.2
Provision for income taxes	149.3	159.6	155.1	152.0	134.5

Income from continuing operations	403.5	378.3	362.8	354.3	261.7
Income (loss) from discontinued operations, net of income taxes	—	(0.4)	0.5	8.4	42.2

Net income	403.5	377.9	363.3	362.7	303.9
Less: net income attributable to noncontrolling interests	(3.7)	(2.4)	(1.5)	(1.4)	(1.1)

Net income attributable to FMC Technologies, Inc.	$399.8	$375.5	$361.8	$361.3	$302.8

(In millions, except per share data) Years Ended December 31	2011	2010	2009	2008	2007
Diluted earnings per share attributable to FMC Technologies:
Income from continuing operations	$1.64	$1.53	$1.44	$1.36	$0.97
Diluted earnings per share	$1.64	$1.53	$1.44	$1.39	$1.13
Diluted weighted average shares outstanding	243.2	245.3	251.4	259.5	267.6
Common stock price range:
High	$53.77	$44.56	$29.42	$38.38	$31.74
Low	$35.96	$23.80	$11.90	$10.17	$13.17
Cash dividends declared	$—	$—	$—	$—	$—

(In millions) As of December 31	2011	2010	2009	2008	2007
Balance sheet data:
Total assets	$4,271.0	$3,644.2	$3,556.4	$3,580.9	$3,211.1
Net (debt) cash (1)	$(279.6)	$(47.8)	$40.6	$(154.9)	$0.2
Long-term debt, less current portion	$36.0	$351.1	$391.6	$472.0	$112.2
Total FMC Technologies, Inc. stockholders’ equity	$1,424.6	$1,311.7	$1,102.8	$690.4	$1,021.7

(In millions) Years Ended December 31	2011	2010	2009	2008	2007
Other financial information:
Capital expenditures	$274.0	$112.5	$110.0	$165.0	$179.6
Cash flows provided by operating activities of continuing operations	$164.8	$194.8	$596.6	$261.7	$542.8
Segment operating capital employed (2)	$2,204.2	$1,722.8	$1,369.6	$1,160.1	$920.6
Order backlog (3)	$4,876.4	$4,171.5	$2,545.4	$3,651.2	$4,490.7

(1)	Net (debt) cash consists of short-term debt, long-term debt and the current portion of long-term debt, less cash and cash equivalents. Net (debt) cash is a non-GAAP measure that management uses to evaluate our capital structure and financial leverage. See “Liquidity and Capital Resources” in Part II, Item 7 of this Annual Report on Form 10-K for additional discussion of net (debt) cash.

(2)	We view segment operating capital employed, which consists of assets, net of liabilities, as the primary measure of segment capital. Segment operating capital employed excludes corporate debt facilities and certain investments, pension liabilities, deferred and currently payable income taxes and last-in, first-out (“LIFO”) inventory reserves. See additional financial information about segment operating capital employed in Note 19 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(3)	Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We design, manufacture and service technologically sophisticated systems and products for customers in the energy industry. We have manufacturing operations worldwide, strategically located to facilitate delivery of our products, systems and services to our customers. During the fourth quarter of 2011, we changed our reporting segments. We now report the results of operations in the following segments: Subsea Technologies, Surface Technologies and Energy Infrastructure. Management’s determination of the Company’s reporting segments was made on the basis of our strategic priorities and corresponds to the manner in which our chief operating decision maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. All prior-year information and related comparisons have been adjusted to reflect the current presentation.

A description of our products and services, as well as annual financial data, for each segment can be found in Part I, Item 1, “Business” and Note 19 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. The discussions below include the results of each of our segments for the years ended December 31, 2011, 2010 and 2009.

We focus on economic and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. The following discussion provides examples of the kinds of economic and industry factors and key risks that we consider.

The results of our businesses are primarily driven by changes in exploration and production spending by oil and gas companies, which in part depend upon current and anticipated future crude oil and natural gas demand, production volumes, and consequently, commodity prices. Our Subsea Technologies business is primarily affected by trends in deepwater oil and natural gas production. Our Surface Technologies business is primarily affected by trends in land-based and shallow water oil and natural gas production, including trends in shale production. We use crude oil and natural gas prices as an indicator of demand. The level of production activity worldwide influences spending decisions, and we use rig count as an additional indicator of demand.

We also focus on key risk factors when determining our overall strategy and making decisions for allocating capital. These factors include risks associated with the global economic outlook, product obsolescence and the competitive environment. We address these risks in our business strategies, which incorporate continuing development of leading edge technologies and cultivating strong customer relationships.

We have developed close working relationships with our customers. Our Subsea Technologies business results reflect our ability to build long-term alliances with oil and natural gas companies that are actively engaged in offshore deepwater development and to provide solutions for their needs in a timely and cost-effective manner. We believe that by working closely with our customers, we enhance our competitive advantage, strengthen our market positions and improve our operating results.

As we evaluate our operating results, we consider business segment performance indicators like segment revenue, operating profit and capital employed, in addition to the level of inbound orders and order backlog. A significant proportion of our revenue are recognized under the percentage of completion method of accounting. Cash receipts from such arrangements are generally due to milestones achieved under stated contract terms. Consequently, the timing of revenue recognition is not always highly correlated with the timing of customer payments. We may structure our contracts to receive advance payments that we typically use to fund engineering efforts and inventory purchases. Working capital (excluding cash) and net (debt) cash are therefore key performance indicators of cash flows.

In our segments, we serve customers from around the world. During 2011, approximately 77% of our total sales were to non-U.S. locations. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies. For example, we have targeted opportunities in West Africa, Brazil, CIS and the Asia-Pacific region because of the expected offshore drilling potential in those regions.

Business Outlook

Management remains optimistic about business activity for 2012. Despite the weak recovery of the world economies, the current energy markets continue to reflect slowly expanding global economies and firming expectations of increased energy demand. As a result of the rising expectations for energy demand, oil prices have remained strong in 2011 to a level that remain conducive to deepwater economics. We expect the strength in oil prices to continue into 2012. Additionally, expansion of the floating rig fleet continues to be a critical enabler for our customers to expand their capacity to develop subsea fields, aided by the ongoing recovery in the Gulf of Mexico. Demand for our subsea products and services related to exploration and production activity continues to improve, leading to expectations of higher subsea revenue and margins during 2012. Additionally, ongoing expansion of the shale markets is expected to provide continued growth opportunities for our surface technologies. In general, we believe the subsea and land-based markets, and the overall business environment for oilfield service activities, will remain robust during the coming year.

CONSOLIDATED RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Year Ended December 31,			Change
(In millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenue	$5,099.0	$4,125.6	$4,405.4	$973.4	24%	$(279.8)	(6)%
Costs and expenses:
Cost of sales	3,966.2	3,074.0	3,434.5	892.2	29	(360.5)	(11)
Selling, general and administrative expense	479.9	432.0	389.5	47.9	11	42.5	11
Research and development expense	90.5	68.0	51.3	22.5	33	16.7	33

Total costs and expenses	4,536.6	3,574.0	3,875.3	962.6	27	(301.3)	(8)
Other expense, net	(1.4)	(4.9)	(2.7)	3.5	71	(2.2)	(81)
Net interest expense	(8.2)	(8.8)	(9.5)	0.6	7	0.7	7

Income before income taxes	552.8	537.9	517.9	14.9	3	20.0	4
Provision for income taxes	149.3	159.6	155.1	(10.3)	(6)	4.5	3

Income from continuing operations	403.5	378.3	362.8	25.2	7	15.5	4
Income (loss) from discontinued operations, net of income taxes	—	(0.4)	0.5	0.4	*	(0.9)	*

Net income	403.5	377.9	363.3	25.6	7	14.6	4

Less: net income attributable to noncontrolling interests	(3.7)	(2.4)	(1.5)	(1.3)	(54)	(0.9)	(60)

Net income attributable to FMC Technologies, Inc.	$399.8	$375.5	$361.8	$24.3	6%	$13.7	4%

*	Not meaningful

2011 Compared With 2010

Revenue increased by $973.4 million in 2011 compared to the prior year. Revenue in 2011 included a $197.9 million favorable impact of foreign currency translation, as compared to 2010. Excluding the impact of foreign currency translation, total revenue increased by $775.5 million year-over-year. We entered the year in 2011 with a solid backlog and continued to have strong order activity during 2011 for both subsea and surface products. The impact of the higher backlog coming into 2011 led to increased Subsea Technologies sales during the year. Additionally, Surface Technologies posted higher revenue during 2011 from increased demand for Weco®/Chiksan® equipment and well service pumps due to the ongoing strength of the North American oil and gas shale markets.

Gross profit (revenue less cost of sales) decreased as a percentage of sales to 22.2% in 2011 from 25.5% in 2010. The overall margin reduction was driven primarily by Subsea Technologies which experienced inefficiencies of integrating a rapidly increasing workforce. Additionally, we experienced higher project completion and post-completion costs in 2011, including costs associated with project delivery delays. The decrease in margins was partially offset by a margin improvement for Surface Technologies from increased sales in the expanding North American shale market. Foreign currency translation favorably impacted gross profit in 2011 by $35.5 million compared to the prior year.

Selling, general and administrative (“SG&A”) expense increased by $47.9 million year-over-year, driven by increased bid activity and additional staffing to support operations.

R&D expense increased by $22.5 million year-over-year as we continued to advance new technologies primarily related to our subsea technologies, including subsea processing capabilities.

Other expense, net, reflected non-operating, net mark-to-market gains of $1.9 million and losses of $6.9 million related to foreign currency exposures, losses of $0.7 million and gains of $2.6 million associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan, and losses of $2.6 million and $0.6 million of property, plant, and equipment disposals during the years ended December 31, 2011 and 2010, respectively. Further discussion of our derivative instruments is incorporated herein by reference from Note 14 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our provision for income taxes reflected an effective tax rate of 27.2% in 2011. In 2010, our effective tax rate was 29.8%. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays which are set to expire after 2018 and 2015, respectively. Compared to 2010, our 2011 effective tax rate reflected a favorable change in the country mix of earnings. In addition, the decrease in the effective tax rate in 2011 was partially due to the impact of certain tax holidays in Singapore for which we received final approval in January 2011 and which were retroactive to January 1, 2009. In January 2011, we recognized a retroactive benefit of approximately $7.3 million related to these tax holidays. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates.

2010 Compared With 2009

Revenue decreased by $279.8 million in 2010 compared to the prior year. Revenue in 2010 included an $81.5 million favorable impact of foreign currency translation, as compared to 2009. Excluding the impact of foreign currency translation, total revenue declined by $361.3 million year-over-year. We entered the year in 2010 with a lower backlog driven by the weak global economic climate of 2009. The impact of the lower backlog coming into 2010, combined with less progress in the early stages of subsea projects awarded in the first half of 2010, resulted in decreased revenue for Subsea Technologies year-over-year. The impact of the drilling moratorium imposed in the Gulf of Mexico also resulted in some delays in project orders and service activities, further reducing subsea revenue in 2010. The decrease in revenue in Subsea Technologies was partially offset by an increase in revenue for Surface Technologies. The increase in revenue for surface products was largely due to higher demand for Weco®/Chiksan® equipment and well service pumps based on the growth in North American shale plays.

Gross profit (revenue less cost of sales) increased as a percentage of sales to 25.5% in 2010 from 22.0% in 2009. The margin improvement was primarily driven by continued progress on some of the more profitable projects in our subsea backlog. Additionally, oil and gas prices strengthened and North American shale activity improved year-over-year, resulting in higher sales volume and margin improvement in our Weco®/Chiksan® equipment and well service pumps products.

SG&A expense increased by $42.5 million year-over-year, driven by increased bid activity and additional staffing to support operations. Expense in 2010 also included a full year of activities related to businesses acquired during the fourth quarter of 2009.

R&D expense increased by $16.7 million year-over-year, as we continued to advance new technologies pertaining to subsea processing capabilities. Expense in 2010 also reflected a full year of R&D activity related to businesses acquired during the fourth quarter of 2009.

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

Our provision for income taxes reflected an effective tax rate of 29.8% in 2010. In 2009, our effective tax rate was 30.0%. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. Compared to 2009, our 2010 effective tax rate reflected a favorable change in the country mix of earnings, partially offset by an increase in the U.S. tax cost of foreign earnings repatriation, including an increase in the provision of U.S. tax on the undistributed earnings of certain foreign subsidiaries that we have determined are not indefinitely reinvested. In 2010, we also recorded a benefit of $27.6 million related to both the resolution of an Internal Revenue Service appeal for our 2004 and 2005 tax years with respect to our treatment of intercompany transfer pricing and the associated impact of remeasuring reserves related to intercompany transfer pricing for all other open tax years. This benefit was more than offset by charges related to additional reserves for uncertain tax positions related to the current and prior years. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates and the impact of foreign earnings repatriation.

Operating Results of Business Segments

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes and other revenue and other (expense), net.

The following table summarizes our operating results for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,			Favorable/(Unfavorable)
(In millions)	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
Revenue
Subsea Technologies	$3,288.1	$2,730.9	$3,087.5	$557.2	20%	$(356.6)	(12)%
Surface Technologies	1,310.8	954.3	818.2	356.5	37	136.1	17
Energy Infrastructure	503.4	454.4	524.1	49.0	11	(69.7)	(13)
Other revenue and intercompany eliminations	(3.3)	(14.0)	(24.4)	10.7	76	10.4	43

Total revenue	$5,099.0	$4,125.6	$4,405.4	$973.4	24%	$(279.8)	(6)%

Net income
Segment operating profit
Subsea Technologies	$319.9	$422.2	$414.9	$(102.3)	(24)%	$7.3	2%
Surface Technologies	250.1	173.4	138.0	76.7	44	35.4	26
Energy Infrastructure	49.3	37.8	65.6	11.5	30	(27.8)	(42)

Total segment operating profit	619.3	633.4	618.5	(14.1)	(2)	14.9	2
Corporate items:
Corporate expense	(39.4)	(40.2)	(35.4)	0.8	2	(4.8)	(14)
Other revenue and other (expense), net	(22.6)	(48.9)	(57.2)	26.3	54	8.3	15
Net interest expense	(8.2)	(8.8)	(9.5)	0.6	7	0.7	7

Total corporate items	(70.2)	(97.9)	(102.1)	27.7	28	4.2	4

Income from continuing operations before income taxes	549.1	535.5	516.4	13.6	3	19.1	4
Provision for income taxes	149.3	159.6	155.1	10.3	6	(4.5)	(3)

Income from continuing operations attributable to FMC Technologies, Inc.	399.8	375.9	361.3	23.9	6	14.6	4
Income (loss) from discontinued operations, net of income taxes	—	(0.4)	0.5	0.4	*	(0.9)	*

Net income attributable to FMC Technologies, Inc.	$399.8	$375.5	$361.8	$24.3	6%	$13.7	4%

*	Not meaningful

We report our results of operations in U.S. dollars; however, our earnings are generated in a number of currencies worldwide. For example, we generate a significant amount of revenue, and incur a significant amount of costs, in Norwegian krone, Brazilian real, Singapore dollar, Malaysian ringgit, British pound and the euro. The earnings of subsidiaries functioning in their local currencies are translated into U.S. dollars based upon the average exchange rate during the period, in order to provide worldwide consolidated results. While the U.S. dollar results reported reflect the actual economics of the period reported upon, the variances from prior periods include the impact of translating earnings at different rates.

Subsea Technologies

2011 Compared With 2010

Subsea Technologies’ revenue increased $557.2 million in 2011 compared to the prior year. Revenue for 2011 included a $173.1 million favorable impact of foreign currency translation, as compared to the prior year. Excluding the impact of foreign currency translation, total revenue increased by $384.1 million during 2011, compared to the prior year. Oil and gas exploration and production activity increased in 2011 primarily due to higher average crude oil prices when compared to the prior year, leading to a strong subsea market. We entered the year with a strong backlog and continued to have solid order activity during 2011 from high demand for subsea systems. The year-over-year increase in revenue was attributable to the conversion of backlog. Revenue increases in 2011 were partially offset by a decrease in sales in the Gulf of Mexico due to slow recovery of the region after the United States imposed moratorium.

Subsea Technologies’ operating profit totaled $319.9 million, or 9.7% of revenue, in 2011, compared to the prior-year’s operating profit as a percentage of revenue of 15.5%. The year-over-year margin decline was predominantly due to the conversion of lower margin backlog from projects awarded prior to 2011, coupled with inefficiencies of integrating a rapidly increasing workforce. Additionally, we experienced higher project-related and post-completion costs in 2011, including costs associated with project delivery delays. Foreign currency translation favorably impacted operating profit in 2011 by $17.2 million compared to the prior year.

2010 Compared With 2009

Subsea Technologies’ revenue decreased $356.6 million in 2010 compared to the prior year. Revenue for 2010 included an $88.1 million favorable impact of foreign currency translation, as compared to the prior year. Excluding the impact of foreign currency translation, total revenue decreased by $444.7 million during 2010, compared to the prior year. Subsea Technologies revenue is primarily impacted by the level of backlog and trends in oil and gas exploration and production activity. The decline in oil and gas exploration activity and the resulting reduction in our subsea systems backlog during 2009, combined with early stage progress on subsea systems projects awarded in the first half of 2010, resulted in the decline in revenue year-over-year. The impact of the drilling moratorium imposed in the U.S. Gulf of Mexico in 2010, also resulted in some delay in project orders and service activities, further reducing 2010 subsea systems revenue.

Subsea Technologies’ operating profit totaled $422.2 million, or 15.5% of revenue, in 2010, compared to the prior-year’s operating profit as a percentage of revenue of 13.4%. The margin improvement was driven primarily by continued progress on some of the more profitable projects that were brought into our subsea systems backlog. This improvement was partially offset by higher SG&A expense resulting from increased bid activity and staffing expense in 2010, combined with a full year of expenses associated with a business acquired during the fourth quarter of 2009. Foreign currency translation favorably impacted operating profit in 2010, by $9.0 million compared to the prior year.

Surface Technologies

2011 Compared With 2010

Surface Technologies’ revenue increased $356.5 million in 2011 compared to the prior year. The increase was driven by strong demand for Weco®/Chiksan® equipment coupled with an increased demand for well service pumps due to the strength in North American oil and gas shale activity. In addition, surface wellhead markets in North America also led to revenue growth year-over-year primarily due to conventional wellhead system sales and increased services related to hydraulic fracturing activity.

Surface Technologies’ operating profit totaled $250.1 million, or 19.1% of revenue, in 2011, compared to the prior-year’s operating profit as a percentage of revenue of 18.2%. The margin improvement was driven primarily by higher sales volume for Weco®/Chiksan® equipment, well service pumps, and surface wellhead products and services and lower rates of SG&A expenses as a percent of sales from continued cost leveraging of segment growth.

2010 Compared With 2009

Surface Technologies’ revenue increased $136.1 million in 2010, compared to the prior year. The increase was driven by higher demand in North America for Weco®/Chiksan® equipment and well service pumps due to the strength in oil and gas land-based activity growth in shale plays. The increase was partially offset by a decline in demand for surface wellhead products in international markets due to depressed economic conditions.

Surface Technologies’ operating profit totaled $173.4 million, or 18.2% of revenue, in 2010, compared to the prior-year’s operating profit as a percentage of revenue of 16.9%. The margin improvement was driven primarily by higher sales volume and margin improvement in North America for Weco®/Chiksan® equipment and well service pumps as a result of strengthening in oil and gas land-based activity in shale plays. The margin improvement was partially offset by a decline in demand for surface wellhead products in international markets due to depressed economic conditions.

Energy Infrastructure

2011 Compared With 2010

Energy Infrastructure’s revenue increased $49.0 million in 2011 compared to the prior year. The increase was led by our material handling business due to improved activity in North America, however, increases in sales were realized in all lines of business. Foreign currency translation favorably impacted revenue in 2011 by $13.8 million compared to the prior year.

Energy Infrastructure’s operating profit totaled $49.3 million, or 9.8% of revenue, in 2011, compared to the prior-year’s operating profit as a percentage of revenue of 8.3%. The margin improvement was driven by higher sales volumes and margin improvement in all businesses as a result of lower period costs from improved execution, coupled with lower rates of SG&A expenses as a percent of sales from continued cost leveraging of segment growth.

2010 Compared With 2009

Energy Infrastructure’s revenue decreased $69.7 million in 2010 compared to the prior year. The decrease was due primarily to the weakened demand for coal-fired power generation, which negatively impacted revenue for our material handling business. Further, the postponement of LNG infrastructure projects in 2009 and early 2010 resulted in lower revenue for our loading systems business.

Energy Infrastructure’s operating profit totaled $37.8 million, or 8.3% of revenue, in 2011, compared to the prior-year’s operating profit as a percentage of revenue of 12.5%. The margin decline was due primarily to lower segment sales volume, coupled with a full year of expenses in 2010 associated with our acquisition of DDS during the fourth quarter of 2009.

Corporate Items

2011 Compared With 2010

Our corporate items reduced earnings by $70.2 million in 2011, compared to $97.9 million in 2010. The year-over-year decrease primarily reflects the following:

•	favorable variance in foreign currency of $24.6 million;

•	favorable variance related to the remeasurement of the MPM contingent earn-out consideration of $5.2 million;

•	favorable variance related to lower insurance liabilities of $4.0 million; and an

•	unfavorable variance associated with higher pension expense related to an executive retirement of $7.6 million.

2010 Compared With 2009

Our corporate items reduced earnings by $97.9 million in 2010, compared to $102.1 million in 2009. The year-over-year decrease primarily reflects the following:

•	favorable variance related to lower pension expense resulting from a higher expected return on plan assets of $7.9 million;

•	favorable variance related to other costs, including LIFO costs, acquisition-related expenses and equity compensation costs of $8.2 million;

•	unfavorable variance related to the remeasurement of the MPM contingent earn-out consideration of $5.2 million;

•	unfavorable variance related to higher corporate staffing and expenses of $4.8 million; and an

•	unfavorable variance in foreign currency of $1.9 million.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders Year Ended December 31,
(In millions)	2011	2010
Subsea Technologies	$3,933.3	$4,183.0
Surface Technologies	1,488.2	1,057.8
Energy Infrastructure	555.5	428.4
Intercompany eliminations and other	(16.3)	5.6

Total inbound orders	$5,960.7	$5,674.8

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog December 31,
(In millions)	2011	2010
Subsea Technologies	$4,090.0	$3,593.5
Surface Technologies	577.7	404.4
Energy Infrastructure	226.9	178.7
Intercompany eliminations	(18.2)	(5.1)

Total order backlog	$4,876.4	$4,171.5

Order backlog for Subsea Technologies at December 31, 2011, increased by $496.5 million compared to December 31, 2010, reflecting strong inbound of subsea projects in 2011. Backlog of $4.1 billion at December 31, 2011, was composed of various subsea projects, including BP’s Block 18; BG Norge’s Knarr; Chevron’s Wheatstone; ConocoPhillips’ Ekofisk; ExxonMobil’s Hibernia; Petrobras’ Marlim and Tree and Manifold Frame Agreements as well as Congro and Corvina; Shell’s BC-10 Stage II, Bonga, West Boreas and Prelude; Statoil’s Stjerne and Statfjord Workover System; Total’s CLOV, GirRI, Pazflor and Laggan-Tormore; and Woodside’s Greater Western Flank. We expect to convert approximately 66% of December 31, 2011 backlog into revenue during 2012.

Order backlog for Surface Technologies at December 31, 2011, increased by $173.3 million compared to December 31, 2010, driven by increased demand for fluid control and surface wellhead products attributable to the ongoing strength of North American oil and gas land-based activity, partially offset by a decline in European and African international markets for surface wellhead products.

Order backlog for Energy Infrastructure at December 31, 2011, increased by $48.2 million compared to December 31, 2010. The increase in backlog was primarily due to our measurement solutions and material handling solutions products and services.

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

We expect to meet the continuing funding requirements of our U.S. operations with cash generated by such U.S. operations, cash from earnings generated by non-U.S. operations that are not indefinitely reinvested and our existing credit facilities. If cash held by non-U.S. operations is required for funding operations in the United States, and if U.S. tax has not previously been provided on the earnings of such operations, we would make a provision for additional U.S. tax in connection with repatriating this cash, which may be material to our cash flows and results of operations.

Our net debt was $279.6 million and $47.8 million at December 31, 2011 and 2010, respectively. Net debt, or net cash, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt, or net cash, is a meaningful measure that will assist investors in understanding our results and recognizing underlying trends. Net (debt) cash should not be considered as an alternative to, or more meaningful than, cash and cash equivalents as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.

The following represents a reconciliation of our cash and cash equivalents to net (debt) cash for the periods presented.

(In millions)	December 31, 2011	December 31, 2010
Cash and cash equivalents	$344.0	$315.5
Short-term debt and current portion of long-term debt	(587.6)	(12.2)
Long-term debt, less current portion	(36.0)	(351.1)

Net debt	$(279.6)	$(47.8)

The change in our net debt position was primarily due to the issuance of commercial paper to fund capital expenditures in 2011, partially offset by cash generated from operating activities.

Cash flows for each of the years in the three-year period ended December 31, 2011, were as follows:

	Year Ended December 31,
(In millions)	2011	2010	2009
Cash provided by operating activities of continuing operations	$164.8	$194.8	$596.6
Cash required by investing activities	(273.7)	(109.4)	(253.7)
Cash provided (required) by financing activities	141.0	(230.8)	(237.6)
Cash provided (required) by discontinued operations	—	0.5	(2.1)
Effect of exchange rate changes on cash and cash equivalents	(3.6)	(0.3)	17.4

Increase (decrease) in cash and cash equivalents	$28.5	$(145.2)	$120.6

Operating Cash Flows

During 2011, we generated $164.8 million in cash flows from operating activities of continuing operations, which represented a $30.0 million decrease compared to the prior year. Our cash flows from operating activities in 2010 were $401.8 million lower than 2009. The year-over-year change in 2011 was due to changes in deferred income taxes, partially offset by improvements in our working capital driven by our portfolio of projects. The year-over-year change in 2010 was primarily due to changes in our working capital. Our working capital balances can vary significantly depending on the payment terms and timing on key contracts.

Investing Cash Flows

Our cash requirements for investing activities in 2011 were $273.7 million, primarily consisting of amounts to fund capital expenditures. Capital expenditures reflected our investment in capacity expansion, rental tools, subsea test equipment and tools and manufacturing equipment replacements.

Our cash requirements for investing activities were $109.4 million and $253.7 million during 2010 and 2009, respectively. Our 2010 investment expenditures primarily reflected our investment in tooling, rental tools, equipment upgrades and capacity expansion. We also began construction of a technology center in Brazil in late 2010. In 2009, our cash investments were largely related to the purchase of DDS and MPM which resulted in cash outflows, net of cash acquired, of $120.2 million and $32.4 million, respectively.

Financing Cash Flows

Cash provided by financing activities was $141.0 million in 2011. The increase in cash was driven by the issuance of commercial paper of $269.1 million required to fund our capital expansion, partially offset by $114.0 million in common stock repurchases under our share repurchase authorization program.

Cash required by financing activities was $230.8 million and $237.6 million in 2010 and 2009, respectively. We reduced our net borrowings by $57.9 million and $80.2 million in 2010 and 2009, respectively. Additionally, $164.4 million and $155.7 million of cash was used to repurchase common stock under our share repurchase authorization program in 2010 and 2009, respectively.

Debt and Liquidity

Total borrowings at December 31, 2011 and 2010, comprised the following:

	December 31,
(In millions)	2011	2010
Revolving credit facilities	$100.0	$100.0
Commercial paper	480.1	211.0
Term loan	29.2	32.8
Uncommitted credit facilities	7.0	6.6
Property financing	7.3	7.7
Other	—	5.2

Total borrowings	$623.6	$363.3

The following is a summary of our credit facilities at December 31, 2011:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year committed revolving credit facility	$600.0	$100.0	$480.1	$13.8	$6.1	December 2012
Three-year committed revolving credit agreement	350.0	—	—	—	350.0	January 2013

	$950.0	$100.0	$480.1	$13.8	$356.1

(a)	Under our commercial paper program, we have the ability to access up to $750.0 million of financing through our commercial paper dealers. Our available capacity under our revolving credit facilities is reduced by any outstanding commercial paper.

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

Our $350 million three-year revolving credit agreement maturing in January 2013, with Bank of America, N.A., as Administrative Agent, accrues interest at a rate equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate, (2) the federal funds rate plus  1/2 of 1% or (3) the LIBOR plus 1.00% or (b) LIBOR plus 2.75%. The margin over LIBOR is variable and is determined based on our debt rating.

Due to its maturity in December 2012, debt outstanding from our five-year revolving credit facility and outstanding commercial paper were classified as short-term at December 31, 2011. We had $480.1 million of commercial paper issued under this facility at December 31, 2011. We are in the process of negotiating a new syndicated revolving credit agreement to replace our two existing revolving credit facilities. We expect to execute the new syndicated revolving credit agreement in the first quarter of 2012.

Among other restrictions, the terms of the credit agreements include negative covenants related to liens and a financial covenant related to the debt-to-earnings ratio. We were in compliance with all restrictive covenants as of December 31, 2011.

Outlook for 2012

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

We are projecting to spend approximately $350.0 million during 2012 for capital expenditures, largely for enhancements to our manufacturing capabilities and tools necessary to expand offshore service capabilities. We expect to contribute approximately $45.9 million to our international pension plans and our Non-Qualified Defined Benefit Pension Plan in 2012. Additionally, we may make a discretionary contribution of approximately $15.0 million to our domestic qualified pension plan in 2012. Further, we expect to continue our stock repurchases authorized by our Board of Directors, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

We have $356.1 million in capacity available under our revolving credit facilities that we expect to utilize if working capital temporarily increases in response to market demand and when opportunities for business acquisitions meet our standards. Our intent is to maintain a level of financing sufficient to meet this objective. As a result of our notice to purchase the remaining interest in Schilling, we project a cash outlay during the first quarter of 2012. We continue to evaluate acquisitions, divestitures and joint ventures in the ordinary course of business.

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2011:

	Payments Due by Period
(In millions) Contractual obligations	Total payments	Less than 1 year	1-3 years	3 -5 years	After 5 years
Long-term debt (a)	$616.6	$580.6	$36.0	$—	$—
Short-term debt	7.0	7.0	—	—	—
Operating leases	500.9	82.0	135.3	100.9	182.7
Purchase obligations (b)	933.4	885.0	48.4	—	—
Pension and other post-retirement benefits (c)	45.9	45.9	—	—	—
Unrecognized tax benefits (d)	25.8	25.8	—	—	—

Total contractual obligations	$2,129.6	$1,626.3	$219.7	$100.9	$182.7

(a)	Our available long-term debt is dependent upon our compliance with covenants, including negative covenants related to liens, and a financial covenant related to the debt-to-earnings ratio. Any violation of covenants or other events of default, which are not waived or cured, or changes in our credit rating could have a material impact on our ability to maintain our committed financing arrangements.

Interest on long-term debt is not included in the table. During 2011, we paid $10.9 million for interest charges, net of interest capitalized.

(b)	In the normal course of business, we enter into agreements with our suppliers to purchase raw materials or services. These agreements include a requirement that our supplier provide products or services to our specifications and require us to make a firm purchase commitment to our supplier. As substantially all of these commitments are associated with purchases made to fulfill our customers’ orders, the costs associated with these agreements will ultimately be reflected in cost of sales on our consolidated statements of income.

(c)	We expect to contribute approximately $45.9 million to our international pension plans, representing primarily the U.K. and Norway qualified pension plans, and our Non-Qualified Defined Benefit Pension Plan in 2012. Additionally, we may make a discretionary contribution of approximately $15.0 million to our domestic qualified pension plan in 2012. Required contributions for future years depend on factors that cannot be determined at this time.

(d)	As of December 31, 2011, we had a liability for unrecognized tax benefits, net of deferred income tax benefits, of $44.0 million. It is reasonably possible that $25.8 million of the liability will be settled during 2012, and this amount is reflected in income taxes payable in our consolidated balance sheet as of December 31, 2011. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining $18.2 million in liabilities, we are unable to make a reasonable estimate of the period in which such liabilities might be paid.

Other Off-Balance Sheet Arrangements

The following is a summary of other off-balance sheet arrangements at December 31, 2011:

	Amount of Commitment Expiration per Period
(In millions) Other off-balance sheet arrangements	Total amount	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit and bank guarantees	$736.5	$169.3	$384.6	$80.9	$101.7
Surety bonds	25.1	1.3	0.3	—	23.5

Total other off-balance sheet arrangements	$761.6	$170.6	$384.9	$80.9	$125.2

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

Qualitative and Quantitative Disclosures about Market Risk

We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2011 and 2010, our derivative holdings consisted of foreign currency forward contracts, foreign currency instruments embedded in purchase and sale contracts and interest rate swap agreements.

These forward-looking disclosures only address potential impacts from market risks as they affect our financial instruments. They do not include other potential effects that could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.

Foreign Currency Exchange Rate Risk

We conduct operations around the world in a number of different currencies. Most of our significant foreign subsidiaries have designated the local currency as their functional currency. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies at December 31, 2011, would have changed our revenue and income from continuing operations by approximately 5% and 4%, respectively.

When transactions are denominated in currencies other than our subsidiaries’ respective functional currencies, we manage these exposures through the use of derivative instruments to mitigate our risk. We use foreign currency forward contracts to hedge the foreign currency fluctuation associated with firmly committed and forecasted foreign currency denominated payments and receipts. The derivative instruments associated with these anticipated transactions are designated and qualify as cash flow hedges, and as such their gains and losses are recorded in other comprehensive income until such time that the underlying transactions are recognized. When an anticipated transaction in a currency other than the functional currency of an entity is recognized as an asset or liability on the balance sheet, we also hedge the foreign currency fluctuation with derivative instruments after netting our exposures worldwide. These derivative instruments do not qualify as cash flow hedges.

Occasionally, we enter into contracts or other arrangements that are subject to foreign exchange fluctuations that qualify as embedded derivative instruments. In those situations, we enter into derivative foreign exchange contracts that hedge the price fluctuations due to movements in the foreign exchange rates. These hedges are not treated as cash flow hedges.

We have prepared a sensitivity analysis of our foreign currency forward contracts hedging anticipated transactions that are accounted for as cash flow hedges. This analysis assumes that each foreign currency rate would change 10% against a stronger and then weaker U.S. dollar. A 10% increase in the value of the U.S. dollar would result in an additional loss of $55.2 million in the net fair value of cash flow hedges reflected in our consolidated balance sheet at December 31, 2011. Changes in the derivative fair value will not have an immediate impact on our results of operations since their gains and losses are recorded in other comprehensive income unless these contracts are deemed to be ineffective. When the anticipated transactions occur, these changes in value of derivatives instrument positions will be offset against changes in the value of the underlying transaction.

Interest Rate Risk

Our debt instruments subject us to market risk associated with movements in interest rates. In March 2009, we entered into three floating-to-fixed interest rate swaps hedging interest payments on $100.0 million of our variable rate revolving debt. The effect of these interest rate swaps was to fix the effective annual interest rate on these variable rate borrowings at 2.08%. The interest rate swaps mature on December 6, 2012.

We use a sensitivity analysis to measure the impact on fair values (for interest rate swaps) of an immediate adverse movement in the interest rates of 50 basis points. This analysis was based on a modeling technique that measures the hypothetical market value resulting from a 50 basis point change in interest rates. This adverse change in the applicable interest rates would result in a decrease of $0.4 million in the net fair value of our interest rate swaps in our consolidated balance sheet at December 31, 2011.

At December 31, 2011, we had unhedged variable rate debt of $480.1 million, with a weighted average interest rate of 0.52%. Using sensitivity analysis to measure the impact of a 10% adverse movement in the interest rate, or 5 basis points, would result in an increase to interest expense of $0.3 million.

We assess effectiveness of forward foreign currency contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness and recognize the change in fair value of this component immediately in earnings. Considering that the difference between the spot rate and the forward rate is proportional to the differences in the interest rates of the countries of the currencies being traded, we have exposure to relative changes in interest rates between countries in our results of operations. To the extent the U.S. interest rates increase by 10% across all tenors and other countries’ interest rates remain fixed, and assuming no change in discount rates, we would expect to recognize a decrease of $0.6 million in earnings in the period of change. Based on our portfolio as of December 31, 2011, we have material positions with exposure to the interest rates in the United States, Brazil, the United Kingdom, Australia, Canada, Singapore, the European Community and Norway.

Critical Accounting Estimates

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions about matters that are inherently uncertain. On an ongoing basis, our management re-evaluates these estimates, judgments and assumptions for reasonableness because of the critical impact that these factors have on the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the periods presented. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed this disclosure. We believe the following are the critical accounting estimates used in preparing our financial statements.

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

Revenue recorded using the percentage of completion method amounted to $2,780.1 million, $2,194.6 million and $2,731.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

A significant portion of our total revenue recorded under the percentage of completion method relates to the Subsea Technologies business segment, primarily for subsea petroleum exploration equipment projects that involve the design, engineering, manufacturing and assembly of complex, customer-specific systems. The systems are not entirely built from standard bills of material and typically require extended periods of time to design and construct.

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

The total estimated contract cost in percentage of completion accounting is a critical accounting estimate because it can materially affect revenue and cost of sales, and it requires us to make judgments about matters that are uncertain. There are many factors, including, but not limited to, resource price inflation, labor availability, productivity and weather, that can affect the accuracy of our cost estimates, and ultimately, our future profitability. In the past, we have realized both lower and higher than expected margins and have incurred losses as a result of unforeseen changes in our project costs.

The amount of revenue recognized using the percentage of completion method is sensitive to our changes in estimates of total contract costs. If we had used a different estimate of total contract costs for each contract in progress at December 31, 2011, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased total revenue and pre-tax income for the year ended December 31, 2011, by $24.8 million.

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

Impairment of Long-Lived and Intangible Assets

Long-lived assets, including property, plant and equipment, identifiable intangible assets being amortized and capitalized software costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

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

Reporting units with goodwill are tested for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, or based on management’s judgment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step impairment test is performed. The first step compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss.

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

A lower fair-value estimate in the future for any of these reporting units could result in goodwill impairments. Factors that could trigger a lower fair-value estimate include sustained price declines, cost increases, regulatory or political environment changes, and other changes in market conditions, such as decreased prices in market-based transactions for similar assets. We have not recognized any impairment for the years ended December 31, 2011 or 2010, as the fair values of our reporting units with goodwill balances substantially exceeded our carrying amounts. In addition, there were no negative conditions, or triggering events, that occurred in 2011 or 2010 requiring us to perform additional impairment reviews.

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

Forecasting future income requires us to use a significant amount of judgment. In estimating future income, we use our internal operating budgets and long-range planning projections. We develop our budgets and long-range projections based on recent results, trends, economic and industry forecasts influencing our segments’ performance, our backlog, planned timing of new product launches and customer sales commitments. Significant changes in the expected realizability of a deferred tax asset would require that we adjust the valuation allowance applied against the gross value of our total deferred tax assets, resulting in a change to net income.

As of December 31, 2011, we believe that it is not more likely than not that we will generate future taxable income in certain foreign jurisdictions in which we have cumulative net operating losses and, therefore, we have provided a valuation allowance against the related deferred tax assets. As of December 31, 2011, we believe that it is more likely than not that we will have future taxable income in the United States to utilize our domestic deferred tax assets. Therefore, we have not provided a valuation allowance against any domestic deferred tax assets.

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

Retirement Benefits

Our retirement (pension) and post-retirement (health care and life insurance) obligations are described in Note 11 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In order to measure the expense and obligations associated with our retirement benefits, management must make a variety of estimates, including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these costs, rate of compensation increase, employee turnover rates, retirement rates, mortality rates and other factors. We update these estimates on an annual basis or more frequently upon the occurrence of significant events. These accounting estimates bear the risk of change due to the uncertainty associated with the estimate, as well as the fact that these estimates are difficult to measure. Different estimates used by management could result in our recognizing different amounts of expense over different periods of time.

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

Pension expense was $51.5 million, $35.7 million and $45.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The discount rate used affects the interest cost component of net periodic pension cost. The discount rate is based on rates at which the pension benefit obligation could effectively be settled on a present value basis. To determine the weighted average discount rate, we review long-term, high quality (“AA” rated) corporate bonds at our determination date and use a model that matches the projected benefit payments for our plans to coupons and maturities from high quality bonds. Significant changes in the discount rate, such as those caused by changes in the yield curve, the mix of bonds available in the market, the duration of selected bonds and the timing of expected benefit payments, may result in volatility in pension expense and pension liabilities. The weighted average discount rate used to compute net periodic benefit cost decreased to 5.39% in 2011 from 5.90% in 2010 for U.S. plans and 5.00% in 2011 from 5.57% in 2010 for international plans.

Our pension expense is sensitive to changes in our estimate of discount rate. Holding other assumptions constant, for a 50 basis point reduction in the discount rate, annual pension expense would increase by approximately $7.9 million before taxes. Holding other assumptions constant, for a 50 basis point increase in the discount rate, annual pension expense would decrease by approximately $8.6 million before taxes.

Net periodic pension cost includes an underlying expected long-term rate of asset return. Our estimate of the expected rate of return on plan assets is based primarily on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations. We assumed a weighted average expected rate of return for our pension plans of 9.00% in 2011 and 2010 for our U.S. plans and 6.98% in 2011 and 7.48% in 2010 for our international plans. The expected return on plan assets is recognized as part of the net periodic pension cost. The difference between the expected return and the actual return on plan assets is amortized over the expected remaining service life of employees, so there is a lag time between the market’s performance and its impact on plan results. Holding other assumptions constant, an increase of 50 basis points in the expected rate of return on plan assets would decrease annual pension expense by approximately $4.0 million before taxes. Holding other assumptions constant, a decrease of 50 basis points in the expected rate of return on plan assets would increase annual pension expense by approximately $4.0 million before taxes.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to existing guidance for fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The revised guidance is to be applied prospectively, effective January 1, 2012. We do not expect the adoption of the amended guidance to have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The updates allow management the option to present the total of comprehensive income, the total of net income and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updates eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The updated requirements do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The updated guidance is to be applied retrospectively, effective January 1, 2012. We believe the adoption of this guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.

In December 2011, the FASB issued an update to existing disclosure guidance for offsetting (netting) assets and liabilities. The updated guidance requires entities to disclose both gross information and net information of recognized financial instruments, derivative instruments, and transactions eligible for offset in the consolidated balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated guidance is to be applied retrospectively, effective January 1, 2013. We believe the adoption of this guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.

Management believes that other recently issued accounting standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding market risks is incorporated herein by reference from the section entitled “Qualitative and Quantitative Disclosures about Market Risk” in Part II, Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited FMC Technologies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the FMC Technologies, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, FMC Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Houston, Texas

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of FMC Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of FMC Technologies, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Houston, Texas

February 27, 2012

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2011	2010	2009
Revenue:
Product revenue	$4,347.8	$3,556.7	$3,934.8
Service and other revenue	751.2	568.9	470.6

Total revenue	5,099.0	4,125.6	4,405.4
Costs and expenses:
Cost of product revenue	3,473.4	2,663.4	3,092.9
Cost of service and other revenue	492.8	410.6	341.6
Selling, general and administrative expense	479.9	432.0	389.5
Research and development expense	90.5	68.0	51.3

Total costs and expenses	4,536.6	3,574.0	3,875.3
Other expense, net	(1.4)	(4.9)	(2.7)

Income before interest income, interest expense and income taxes	561.0	546.7	527.4
Interest income	2.8	2.3	2.4
Interest expense	(11.0)	(11.1)	(11.9)

Income from continuing operations before income taxes	552.8	537.9	517.9
Provision for income taxes	149.3	159.6	155.1

Income from continuing operations	403.5	378.3	362.8
Income (loss) from discontinued operations, net of income taxes	—	(0.4)	0.5

Net income	403.5	377.9	363.3
Less: net income attributable to noncontrolling interests	(3.7)	(2.4)	(1.5)

Net income attributable to FMC Technologies, Inc.	$399.8	$375.5	$361.8

Basic earnings per share attributable to FMC Technologies, Inc. (Note 3):
Income from continuing operations	$1.66	$1.55	$1.46
Income (loss) from discontinued operations	—	—	—

Basic earnings per share	$1.66	$1.55	$1.46

Diluted earnings per share attributable to FMC Technologies, Inc. (Note 3):
Income from continuing operations	$1.64	$1.53	$1.44
Income (loss) from discontinued operations	—	—	—

Diluted earnings per share	$1.64	$1.53	$1.44

Weighted average shares outstanding (Note 3):
Basic	241.2	243.0	248.5

Diluted	243.2	245.3	251.4

Net income attributable to FMC Technologies, Inc.:
Income from continuing operations	$399.8	$375.9	$361.3
Income (loss) from discontinued operations, net of income taxes	—	(0.4)	0.5

Net income attributable to FMC Technologies, Inc.	$399.8	$375.5	$361.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except par value data)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$344.0	$315.5
Trade receivables, net of allowances of $7.8 in 2011 and $11.0 in 2010	1,341.6	1,103.4
Inventories, net (Note 5)	712.2	566.5
Derivative financial instruments (Note 14)	69.9	73.8
Prepaid expenses	37.2	18.9
Other current assets	184.0	164.3
Deferred income taxes (Note 10)	77.8	61.7
Income taxes receivable	21.2	41.2

Total current assets	2,787.9	2,345.3
Investments	161.4	148.2
Property, plant and equipment, net (Note 6)	767.9	609.0
Goodwill (Note 7)	265.8	274.8
Intangible assets, net (Note 7)	128.0	140.5
Deferred income taxes (Note 10)	67.1	26.8
Derivative financial instruments (Note 14)	44.6	60.1
Other assets	48.3	39.5

Total assets	$4,271.0	$3,644.2

Liabilities and equity
Current liabilities:
Short-term debt and current portion of long-term debt (Note 9)	$587.6	$12.2
Accounts payable, trade	546.8	344.1
Advance payments and progress billings	450.2	556.4
Accrued payroll	153.5	145.8
Derivative financial instruments (Note 14)	66.6	74.9
Income taxes payable	117.7	39.2
Current portion of accrued pension and other post-retirement benefits (Note 11)	20.6	3.9
Deferred income taxes (Note 10)	5.1	64.3
Other current liabilities	284.8	254.6

Total current liabilities	2,232.9	1,495.4
Long-term debt, less current portion (Note 9)	36.0	351.1
Accrued pension and other post-retirement benefits, less current portion (Note 11)	272.4	177.7
Deferred income taxes (Note 10)	111.9	93.9
Derivative financial instruments (Note 14)	37.0	46.1
Other liabilities	143.1	157.7
Commitments and contingent liabilities (Note 18)
Stockholders’ equity (Note 13):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2011 or 2010	—	—
Common stock, $0.01 par value, 600.0 and 300.0 shares authorized in 2011 and 2010, respectively; 286.3 shares issued in 2011 and 2010; 237.8 and 239.6 shares outstanding in 2011 and 2010, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.2 and 0.1 shares in 2011 and 2010, respectively	(5.8)	(3.4)
Common stock held in treasury, at cost, 48.3 and 46.5 shares in 2011 and 2010, respectively	(1,041.9)	(947.8)
Capital in excess of par value of common stock	700.0	698.7
Retained earnings	2,214.7	1,814.9
Accumulated other comprehensive loss	(443.8)	(252.1)

Total FMC Technologies, Inc. stockholders’ equity	1,424.6	1,311.7
Noncontrolling interests	13.1	10.6

Total equity	1,437.7	1,322.3

Total liabilities and equity	$4,271.0	$3,644.2

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2011	2010	2009
Cash provided (required) by operating activities of continuing operations:
Net income	$403.5	$377.9	$363.3
Adjustments to reconcile income to cash provided (required) by operating activities of continuing operations:
Depreciation	86.1	80.7	78.3
Amortization	21.7	20.6	14.7
Employee benefit plan and stock-based compensation costs	77.8	66.0	78.9
Deferred income tax provision (benefit)	(15.1)	86.6	3.9
Unrealized loss (gain) on derivative instruments	(14.2)	11.5	15.0
Other	(6.4)	9.0	1.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(286.7)	(217.3)	211.3
Inventories, net	(162.6)	19.4	7.5
Accounts payable, trade	214.7	2.8	(142.8)
Advance payments and progress billings	(95.9)	(111.7)	(182.4)
Income taxes	70.5	(56.5)	71.5
Accrued pension and other post-retirement benefits, net	(112.9)	(51.6)	(66.3)
Other assets and liabilities, net	(15.7)	(42.6)	142.1

Cash provided by operating activities of continuing operations	164.8	194.8	596.6
Cash provided (required) by discontinued operations—operating	—	0.5	(2.1)

Cash provided by operating activities	164.8	195.3	594.5

Cash provided (required) by investing activities:
Capital expenditures	(274.0)	(112.5)	(110.0)
Acquisitions, net of cash and cash equivalents acquired	—	—	(152.6)
Noncontrolling equity investments	(1.9)	—	(10.0)
Proceeds from disposal of assets	2.2	3.1	18.9

Cash required by investing activities	(273.7)	(109.4)	(253.7)

Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	0.5	(19.9)	4.0
Net increase (decrease) in commercial paper	269.1	(67.6)	226.6
Proceeds from issuance of long-term debt	—	30.0	60.0
Repayments of long-term debt	(5.6)	(0.4)	(370.8)
Proceeds from exercise of stock options	1.3	2.3	3.1
Purchase of treasury stock	(114.0)	(164.4)	(155.7)
Excess tax benefits	8.7	5.5	2.0
Other	(19.0)	(16.3)	(6.8)

Cash provided (required) by financing activities	141.0	(230.8)	(237.6)

Effect of exchange rate changes on cash and cash equivalents	(3.6)	(0.3)	17.4

Increase (decrease) in cash and cash equivalents	28.5	(145.2)	120.6
Cash and cash equivalents, beginning of year	315.5	460.7	340.1

Cash and cash equivalents, end of year	$344.0	$315.5	$460.7

Supplemental disclosures of cash flow information:
Cash paid for interest (net of interest capitalized)	$10.9	$12.5	$10.4
Cash paid for income taxes (net of refunds received)	$83.3	$126.1	$71.4

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common Stock Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2008	$1.4	$(712.3)	$728.7	$1,081.0	$(408.4)	$8.3	$698.7
Net income	—	—	—	361.8	—	1.5	363.3
Foreign currency translation adjustment	—	—	—	—	77.2	—	77.2
Net deferral of hedging gains (net of income taxes of $41.1) (Note 14)	—	—	—	—	71.9	—	71.9
Change in pension and other post-retirement benefit gains (net of income taxes of $16.0) (Note 11)	—	—	—	—	31.6	—	31.6
Changes in investments (net of income taxes of $0.8)	—	—	—	—	1.9	—	1.9

Total comprehensive income	—	—	—	361.8	182.6	1.5	545.9

Issuance of common stock	—	—	3.1	—	—	—	3.1
Excess tax benefits on stock-based payment arrangements	—	—	2.0	—	—	—	2.0
Taxes withheld on issuance of stock-based awards	—	—	(7.3)	—	—	—	(7.3)
Purchases of treasury stock (Note 13)	—	(155.7)	—	—	—	—	(155.7)
Reissuances of treasury stock (Note 13)	—	45.6	(45.6)	—	—	—	—
Net purchases of common stock for employee benefit trust	—	0.6	0.2	—	—	—	0.8
Stock-based compensation (Note 12)	—	—	29.2	—	—	—	29.2
Other	—	—	(0.2)	(3.9)	—	(0.8)	(4.9)

Balance at December 31, 2009	$1.4	$(821.8)	$710.1	$1,438.9	$(225.8)	$9.0	$1,111.8

Net income	—	—	—	375.5	—	2.4	377.9
Foreign currency translation adjustment	—	—	—	—	(6.9)	—	(6.9)
Net deferral of hedging gains (net of income taxes of $11.1) (Note 14)	—	—	—	—	19.1	—	19.1
Change in pension and other post-retirement benefit losses (net of income taxes of $18.0) (Note 11)	—	—	—	—	(38.5)	—	(38.5)

Total comprehensive income (loss)	—	—	—	375.5	(26.3)	2.4	351.6

Issuance of common stock	—	—	2.3	—	—	—	2.3
Excess tax benefits on stock-based payment arrangements	—	—	5.5	—	—	—	5.5
Taxes withheld on issuance of stock-based awards	—	—	(17.5)	—	—	—	(17.5)
Purchases of treasury stock (Note 13)	—	(164.4)	—	—	—	—	(164.4)
Reissuances of treasury stock (Note 13)	—	32.6	(32.6)	—	—	—	—
Net purchases of common stock for employee benefit trust	—	2.4	3.4	—	—	—	5.8
Stock-based compensation (Note 12)	—	—	27.5	—	—	—	27.5
Other	—	—	—	0.5	—	(0.8)	(0.3)

Balance at December 31, 2010	$1.4	$(951.2)	$698.7	$1,814.9	$(252.1)	$10.6	$1,322.3

(In millions)	Common Stock	Common Stock Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2010	$1.4	$(951.2)	$698.7	$1,814.9	$(252.1)	$10.6	$1,322.3
Net income	—	—	—	399.8	—	3.7	403.5
Foreign currency translation adjustment	—	—	—	—	(51.1)	—	(51.1)
Net deferral of hedging losses (net of income taxes of $12.9) (Note 14)	—	—	—	—	(22.8)	—	(22.8)
Change in pension and other post-retirement benefit losses (net of income taxes of $58.0) (Note 11)	—	—	—	—	(117.8)	—	(117.8)

Total comprehensive income (loss)	—	—	—	399.8	(191.7)	3.7	211.8

Issuance of common stock	—	—	1.3	—	—	—	1.3
Excess tax benefits on stock-based payment arrangements	—	—	8.7	—	—	—	8.7
Taxes withheld on issuance of stock-based awards	—	—	(15.5)	—	—	—	(15.5)
Purchases of treasury stock (Note 13)	—	(114.0)	—	—	—	—	(114.0)
Reissuances of treasury stock (Note 13)	—	19.9	(19.9)	—	—	—	—
Net purchases of common stock for employee benefit trust	—	(2.4)	0.3	—	—	—	(2.1)
Stock-based compensation (Note 12)	—	—	26.3	—	—	—	26.3
Other	—	—	0.1	—	—	(1.2)	(1.1)

Balance at December 31, 2011	$1.4	$(1,047.7)	$700.0	$2,214.7	$(443.8)	$13.1	$1,437.7

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation—FMC Technologies, Inc. and consolidated subsidiaries (“FMC Technologies” or “we”) designs, manufactures and services technologically sophisticated systems and products for our customers through our business segments: Subsea Technologies, Surface Technologies and Energy Infrastructure. Our consolidated financial statements have been prepared in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”).

On February 25, 2011, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock. The stock split was completed in the form of a stock dividend that was issued on March 31, 2011 to stockholders of record at the close of business on March 14, 2011. All common share and per share information in our consolidated financial statements have been revised retroactively to reflect the stock split.

Use of estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. We base our estimates on historical experience and on other assumptions that we believe to be relevant under the circumstances. In particular, judgment is used in areas such as revenue recognition using the percentage of completion method of accounting, valuation of inventory, accounting for income taxes, impairment of long-lived and intangible assets, accounting for goodwill and other intangible assets, and accounting for retirement benefits and contingencies, including liquidated damages.

Principles of consolidation—The consolidated financial statements include the accounts of FMC Technologies and its majority-owned subsidiaries and affiliates. Intercompany accounts and transactions are eliminated in consolidation.

Investments in the common stock of unconsolidated affiliates—The investments in, and the operating results of, unconsolidated affiliates are included in the consolidated financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances. We have a 45% interest in Schilling Robotics, LLC (“Schilling”) that we account for using the equity method. The carrying value of the investment at December 31, 2011 and 2010 was $126.7 million and $115.7 million, respectively, and is reported in the Subsea Technologies segment.

Investments in unconsolidated affiliates are assessed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investments may not be fully recoverable. Evidence of a loss in value that is other than temporary include, but are not limited to, the absence of an ability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment, or, where applicable, estimated sales proceeds that are insufficient to recover the carrying amount of the investment. Management’s assessment as to whether any decline in value is other than temporary is based on our ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Management generally considers our investments in equity method investees to be strategic long-term investments. Therefore, management completes its assessments with a long-term viewpoint. If the fair value of the investment is determined to be less than the carrying value and the decline in value is considered to be other than temporary, an appropriate write-down is recorded based on the excess of the carrying value over the best estimate of fair value of the investment.

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

The percentage of completion method of accounting is used for construction-type manufacturing and assembly projects that involve significant design and engineering efforts in order to satisfy detailed customer-supplied specifications. Under the percentage of completion method, revenue is recognized as work progresses on each contract. We primarily apply the ratio of costs incurred to date to total estimated contract costs at completion to measure this ratio. If it is not possible to form a reliable estimate of progress toward completion, no revenue or costs are recognized until the project is complete or substantially complete. Any expected losses on construction-type contracts in progress are charged to earnings, in total, in the period the losses are identified.

Modifications to construction-type contracts, referred to as “change orders,” effectively change the provisions of the original contract, and may, for example, alter the specifications or design, method or manner of performance, equipment, materials, sites and/or period for completion of the work. If a change order represents a firm price commitment from a customer, we account for the revised estimate as if it had been included in the original estimate, effectively recognizing the pro rata impact of the new estimate on our calculation of progress toward completion in the period in which the firm commitment is received. If a change order is unpriced: (1) we include the costs of contract performance in our calculation of progress toward completion in the period in which the costs are incurred or become probable; and (2) when it is determined that the revenue is probable of recovery, we include the change order revenue, limited to the costs incurred to date related to the change order, in our calculation of progress toward completion. Unpriced change orders included in revenue were immaterial to our consolidated revenue for all periods presented. Margin is not recorded on unpriced change orders unless realization is assured beyond a reasonable doubt. The assessment of realization may be based upon our previous experience with the customer or based upon our receipt of a firm price commitment from the customer.

Progress billings generally are issued contingent on completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts accounted for under the percentage of completion method amounted to $411.8 million and $285.5 million at December 31, 2011 and 2010, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance payments and progress billings within current liabilities on the consolidated balance sheets.

Shipping and handling costs—Shipping and handling costs are recorded as cost of product revenue in our consolidated statements of income.

Cash equivalents—Cash equivalents are highly-liquid, short-term instruments with original maturities of three months or less from their date of purchase.

Trade receivables—An allowance for doubtful accounts is provided on trade receivables equal to the estimated uncollectible amounts. This estimate is based on historical collection experience and a specific review of each customer’s trade receivable balance.

Inventories—Inventories are stated at the lower of cost or net realizable value. Inventory costs include those costs directly attributable to products, including all manufacturing overhead, but excluding costs to distribute. Cost is determined on the last-in, first-out (“LIFO”) basis for all significant domestic inventories, except certain inventories relating to construction-type contracts, which are stated at the actual production cost incurred to date, reduced by the portion of these costs identified with revenue recognized. The first-in, first-out (“FIFO”) method is used to determine the cost for all other inventories.

Investments—The appropriate classification of investments in marketable equity securities is determined at the time of purchase and re-evaluated as of each subsequent reporting date. Securities classified as available-for-sale are carried at fair value with unrealized holding gains and losses on these securities recognized in accumulated other comprehensive income (loss), net of related income tax. We had no available-for-sale securities at December 31, 2011 or 2010.

Securities classified as trading securities are carried at fair value with gains and losses on these securities recognized through other income (expense), net. Trading securities are comprised primarily of marketable equity mutual funds that approximate a portion of our liability under our Non-Qualified Savings and Investment Plan (“Non-Qualified Plan”). Trading securities totaled approximately $32.8 million and $32.5 million at December 31, 2011 and 2010, respectively.

Property, plant, and equipment—Property, plant, and equipment is recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements—20 to 35 years; buildings—20 to 50 years; and machinery and equipment—3 to 20 years). Gains and losses are reflected in income upon the sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment are capitalized and depreciated over the estimated new remaining life of the asset.

Impairment of property, plant, and equipment—Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Long-lived assets held for sale are reported at the lower of carrying value or fair value less cost to sell.

Capitalized software costs—Other assets include the capitalized cost of internal use software (including Internet websites). The assets are stated at cost less accumulated amortization and totaled $33.8 million and $25.7 million at December 31, 2011 and 2010, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet website costs, the estimated useful lives do not exceed three years.

Goodwill and other intangible assets—Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise). We have established October 31 as the date of our annual test for impairment of goodwill. Reporting units with goodwill are tested for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, or based on management’s judgment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step impairment test is performed. The first step compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss. We have not recognized any impairment for the years ended December 31, 2011 or 2010, as the fair values of our reporting units with goodwill balances exceeded our carrying amounts. In addition, there were no negative conditions, or triggering events, that occurred in 2011 or 2010 requiring us to perform additional impairment reviews.

Our acquired intangible assets are being amortized on a straight-line basis over their estimated useful lives, which generally range from 7 to 40 years. None of our acquired intangible assets have indefinite lives. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. The carrying amount of an intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the intangible asset exceeds its fair value.

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

Common stock held in employee benefit trust—Shares of our common stock are purchased by the plan administrator of the Non-Qualified Plan and placed in a trust owned by us. Purchased shares are recorded at cost and classified as a reduction of stockholders’ equity on the consolidated balance sheets.

Earnings per common share (“EPS”)—Basic EPS is computed using the weighted-average number of common shares outstanding during the year. Diluted EPS gives effect to the potential dilution of earnings that could have occurred if additional shares were issued for stock option exercises and restricted stock under the treasury stock method. The treasury stock method assumes that proceeds that would be obtained upon exercise of common stock options and issuance of restricted stock are used to buy back outstanding common stock at the average market price during the period.

Warranty obligations—We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. We provide for the estimated cost of warranties at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists. We also provide warranty liability when additional specific obligations are identified. The obligation reflected in other current liabilities on the consolidated balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Should actual product failure rates or repair costs differ from our current estimates, revisions to the estimated warranty liability would be required.

Foreign currency—Financial statements of operations for which the U.S. dollar is not the functional currency, and are located in non-highly inflationary countries, are translated into U.S. dollars prior to consolidation. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date, while income statement accounts are translated at the average exchange rate for each period. For these operations, translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity until the foreign entity is sold or liquidated. For operations in highly inflationary countries and where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income. Foreign currency effects on cash, cash equivalents and debt in hyperinflationary economies are included in interest income or expense.

Derivative instruments—Derivatives are recognized on the consolidated balance sheets at fair value, with classification as current or non-current based upon the maturity of the derivative instrument. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on the type of hedging transaction and whether a derivative is designated as, and is effective as, a hedge. Each instrument is accounted for individually and assets and liabilities are not offset.

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

NOTE 2. RECENTLY ADOPTED ACCOUNTING STANDARDS

Effective January 1, 2011, we adopted an update issued by the Financial Accounting Standards Board (“FASB”) to existing guidance on revenue recognition for arrangements with multiple deliverables. This update allows companies to allocate consideration received for qualified separate deliverables based on estimated selling price for both delivered and undelivered items when vendor-specific or third-party evidence is unavailable. Additionally, disclosure of the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery and significant factors and estimates used to determine estimated selling prices are required. The adoption of the update did not have a material impact on our consolidated financial statements.

Effective January 1, 2011, we adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances and settlements (that is, on a gross basis rather than as one net number). There was no impact on the presentation of our consolidated financial statements from the adoption of this update.

Effective November 1, 2011, we adopted an update issued by the FASB to existing guidance on goodwill impairment testing. This update provides an entity the option, prior to performing the first step of the two-step goodwill impairment test under existing guidance, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The adoption of the amended guidance did not have an impact on our consolidated financial position or results of operations.

NOTE 3. EARNINGS PER SHARE

A reconciliation of the number of shares used for the basic and diluted EPS calculation was as follows:

(In millions, except per share data)	Year Ended December 31,
	2011	2010	2009
Income from continuing operations attributable to FMC Technologies, Inc.	$399.8	$375.9	$361.3

Weighted average number of shares outstanding	241.2	243.0	248.5
Dilutive effect of restricted stock units and stock options	2.0	2.3	2.9

Total shares and dilutive securities	243.2	245.3	251.4

Basic earnings per share from continuing operations attributable to FMC Technologies, Inc.	$1.66	$1.55	$1.46

Diluted earnings per share from continuing operations attributable to FMC Technologies, Inc.	$1.64	$1.53	$1.44

NOTE 4. BUSINESS COMBINATIONS

During 2009, we acquired all of the equity interests of two businesses for a total cash purchase price of $153.5 million, earn-out contingent consideration of $56.1 million and debt assumed of $4.1 million. These businesses were acquired to enhance and expand our segment product offerings. Total goodwill recorded from these acquisitions was $128.4 million.

NOTE 5. INVENTORIES

Inventories consisted of the following:

(In millions)	December 31,
	2011	2010
Raw materials	$138.7	$108.8
Work in process	126.7	95.8
Finished goods	594.4	508.4

Gross inventories before LIFO reserves and valuation adjustments	859.8	713.0
LIFO reserves and valuation adjustments	(147.6)	(146.5)

Inventory, net	$712.2	$566.5

Net inventories accounted for under the LIFO method totaled $244.7 million and $157.9 million at December 31, 2011 and 2010, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $83.9 million and $81.7 million at December 31, 2011 and 2010, respectively. There were no reductions to the base LIFO inventory in 2011 or 2010. In 2009, we reduced certain LIFO inventories that were carried at costs lower than current replacement costs. The result was a decrease in cost of sales by approximately $0.2 million in 2009.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

(In millions)	December 31,
	2011	2010
Land and land improvements	$36.9	$23.3
Buildings	221.2	185.7
Machinery and equipment	900.7	802.4
Construction in process	137.1	75.2

	1,295.9	1,086.6
Accumulated depreciation	(528.0)	(477.6)

Property, plant and equipment, net	$767.9	$609.0

Depreciation expense was $86.1 million, $80.7 million and $78.3 million in 2011, 2010 and 2009, respectively.

The amount of interest cost capitalized was $0.5 million, $0.2 million and $0.6 million in 2011, 2010 and 2009, respectively.

NOTE 7. GOODWILL AND INTANGIBLE ASSETS

Goodwill —The carrying amount of goodwill by business segment was as follows:

(In millions)	Subsea Technologies	Surface Technologies	Energy Infrastructure	Total
December 31, 2010	$135.1	$12.1	$127.6	$274.8
Translation	(9.0)	—	—	(9.0)

December 31, 2011	$126.1	$12.1	$127.6	$265.8

Intangible assets—The components of intangible assets were as follows:

(In millions)	December 31,
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$36.9	$14.3	$36.9	$11.9
Patents and acquired technology	130.5	29.6	132.3	22.2
Trademarks	8.0	4.0	8.2	3.4
Other	5.4	4.9	5.4	4.8

Total intangible assets	$180.8	$52.8	$182.8	$42.3

All of our acquired identifiable intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. We recorded $11.3 million, $11.5 million and $7.8 million in amortization expense related to acquired intangible assets during the years ended December 31, 2011, 2010 and 2009, respectively. During the years 2012 through 2016, annual amortization expense is expected to be as follows: $10.8 million in 2012, $10.5 million in 2013, $10.3 million in 2014, $10.3 million in 2015, $10.2 million in 2016 and $75.9 million thereafter.

NOTE 8. SALE LEASEBACK TRANSACTION

In March 2007, we sold and leased back property in Houston, Texas, consisting of land, corporate offices and production facilities primarily related to the Subsea Technologies and Surface Technologies segments. We received net proceeds of $58.1 million in connection with the sale. The carrying value of the property sold was $20.3 million. We accounted for the transaction as a sale leaseback resulting in (i) first quarter 2007 recognition of $1.3 million of the $37.4 million gain on the transaction and (ii) the deferral of the remaining $36.1 million of the gain, which will be amortized to rent expense over a noncancellable ten-year lease term. The deferred gain is presented in other liabilities in the consolidated balance sheet. The lease expires in 2022 and provides for two 5-year optional extensions as well as the option to terminate the lease in 2017, subject to a $3.3 million fee. Annual rent of $4.2 million escalates 2% per year. The lease has been recorded as an operating lease.

NOTE 9. DEBT

Revolving credit facilities—Our $600 million five-year revolving credit agreement that matures in December 2012 with JPMorgan Chase Bank, N.A., as Administrative Agent, accrues interest at a rate equal to, at our option; either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate and (2) the federal funds rate plus 1/2 of 1% or (b) an interest rate of 45 basis points above the London Interbank Offered Rate (“LIBOR”). The margin over LIBOR is variable and is determined based on our debt rating. Available capacity under the credit facility is reduced by outstanding letters of credit associated with the facility, which totaled $13.8 million as of December 31, 2011, and any outstanding commercial paper.

Our $350 million three-year revolving credit agreement maturing on January 14, 2013, with Bank of America, N.A., as Administrative Agent, accrues interest at a rate equal to, at our option, either (a) a base rate determined by reference to the higher of (1) the agent’s prime rate, (2) the federal funds rate plus 1/2 of 1% or (3) LIBOR plus 1.00% or (b) LIBOR plus 2.75%. The margin over LIBOR is variable and is determined based on our debt rating.

Unused capacity under the credit facilities at December 31, 2011, totaled $356.1 million.

Among other restrictions, the terms of the credit agreements include negative covenants related to liens and a financial covenant related to the debt-to-earnings ratio. We were in compliance with all restrictive covenants as of December 31, 2011.

Commercial paper—Under our commercial paper program, we have the ability to access $750.0 million of short-term financing through our commercial paper dealers subject to the limit of unused capacity of our revolving credit agreements. Commercial paper borrowings are issued at market interest rates. Commercial paper borrowings as of December 31, 2011, had a weighted average interest rate of 0.52%.

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

Short-term debt and current portion of long-term debt—Short-term debt and current portion of long-term debt consisted of the following:

(In millions)	December 31,
	2011	2010
Revolving credit facilities	$100.0	$—
Commercial paper	480.1	—
Property financing	0.5	0.4
Foreign uncommitted credit facilities	7.0	6.6
Other	—	5.2

Total short-term debt and current portion of long-term debt	$587.6	$12.2

Long-term debt—Long-term debt consisted of the following:

(In millions)	December 31,
	2011	2010
Revolving credit facilities	$100.0	$100.0
Commercial paper	480.1	211.0
Term loan	29.2	32.8
Property financing	7.3	7.7
Other	—	5.2

Total long-term debt	616.6	356.7
Less: current portion	(580.6)	(5.6)

Long-term debt, less current portion	$36.0	$351.1

Maturities of total long-term debt as of December 31, 2011, are payable as follows: $580.6 million in 2012 and $36.0 million in 2013.

Interest rate swaps—In March 2009, we entered into interest rate swaps related to interest payments on $100.0 million of our variable rate borrowings on our $600 million revolving credit facility. The effect of these interest rate swaps was to fix the effective annual interest rate of these variable rate borrowings at 2.08%. The interest rate swaps were accounted for as cash flow hedges. See Note 14 to these consolidated financial statements for additional disclosure of our interest rate swaps.

NOTE 10. INCOME TAXES

Domestic and foreign components of income before income taxes are shown below:

	Year Ended December 31,
(In millions)	2011	2010	2009
Domestic	$132.7	$64.6	$70.4
Foreign	416.4	470.9	446.0

Income before income taxes	$549.1	$535.5	$516.4

The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2011	2010	2009
Current:
Federal	$26.7	$16.7	$53.2
State	3.3	1.0	1.9
Foreign	134.4	55.3	96.1

Total current	164.4	73.0	151.2

Deferred:
Increase in the valuation allowance for deferred tax assets	0.2	0.1	1.4
Other deferred tax (benefit) expense	(15.3)	86.5	2.5

Total deferred	(15.1)	86.6	3.9

Provision for income taxes	$149.3	$159.6	$155.1

Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2011	2010
Deferred tax assets attributable to:
Accrued expenses	$56.1	$49.9
Foreign tax credit carryforwards	1.4	7.6
Accrued pension and other post-retirement benefits	109.3	63.3
Stock-based compensation	20.0	22.0
Net operating loss carryforwards	23.7	29.4
Inventories	18.6	20.8
Foreign exchange	5.2	4.3
Other	—	1.3

Deferred tax assets	234.3	198.6
Valuation allowance	(3.7)	(3.5)

Deferred tax assets, net of valuation allowance	230.6	195.1

Deferred tax liabilities attributable to:
Revenue in excess of billings on contracts accounted for under the percentage of completion method	138.0	140.2
U.S. tax on foreign subsidiaries’ undistributed earnings not indefinitely reinvested	22.5	36.1
Property, plant and equipment, goodwill and other assets	42.2	88.5

Deferred tax liabilities	202.7	264.8

Net deferred tax assets (liabilities)	$27.9	$(69.7)

At December 31, 2011 and 2010, the carrying amount of net deferred tax assets and the related valuation allowance included the impact of foreign currency translation adjustments. Included in our deferred tax assets at December 31, 2011 were U.S. foreign tax credit carryforwards of $1.4 million, which, if not utilized, will begin to expire after 2015. Realization of these deferred tax assets is dependent on the generation of sufficient U.S. taxable income prior to the above date. Based on long-term forecasts of operating results, management believes that it is more likely than not that domestic earnings over the forecast period will result in sufficient U.S. taxable income to fully realize these deferred tax assets. In its analysis, management has considered the effect of foreign deemed dividends and other expected adjustments to domestic earnings that are required in determining U.S. taxable income. Foreign earnings taxable to us as dividends, including deemed dividends for U.S. tax purposes, were $169.3 million, $341.2 million and $275.5 million, in 2011, 2010 and 2009, respectively. Also included in deferred tax assets are tax benefits related to net operating loss carryforwards attributable to foreign entities. If not utilized, these net operating loss carryforwards will begin to expire in 2012. Management believes it is more likely than not that we will not be able to utilize certain of these operating loss carryforwards before expiration; therefore, we have established a valuation allowance against the related deferred tax assets.

By country, current and non-current deferred income taxes included in our consolidated balance sheet at December 31, 2011, were as follows:

	December 31, 2011
(In millions)	Current Asset	Non-Current Asset	Current (Liability)	Non-Current (Liability)	Total
United States	$51.8	$56.7	$—	$—	$108.5
Brazil	12.7	—	—	(16.9)	(4.2)
Norway	10.1	—	—	(83.5)	(73.4)
Other foreign	3.2	10.4	(5.1)	(11.5)	(3.0)

Net deferred tax assets (liabilities)	$77.8	$67.1	$(5.1)	$(111.9)	$27.9

The following table presents a rollforward of our unrecognized tax benefits and associated interest and penalties:

(In millions)	Federal, State and Foreign Tax	Accrued Interest and Penalties	Total Gross Unrecognized Income Tax Benefits
Balance at December 31, 2008	$28.0	$6.3	$34.3
Additions for tax positions related to the current year	13.8	—	13.8
Additions for tax positions related to prior years	1.0	1.6	2.6
Reductions for tax positions due to settlements	(3.1)	(1.9)	(5.0)
Reductions due to a lapse of the statute of limitations	(0.3)	—	(0.3)
Other reductions for tax positions related to prior years	(1.7)	—	(1.7)

Balance at December 31, 2009	37.7	6.0	43.7
Additions for tax positions related to the current year	17.2	—	17.2
Additions for tax positions related to prior years	12.4	3.9	16.3
Reductions for tax positions due to settlements	(15.3)	(4.7)	(20.0)
Reductions due to a lapse of the statute of limitations	(2.7)	(0.4)	(3.1)
Other reductions for tax positions related to prior years	(8.7)	(0.4)	(9.1)

Balance at December 31, 2010	40.6	4.4	45.0
Additions for tax positions related to prior years	4.6	2.9	7.5
Reductions for tax positions due to settlements	(5.0)	(1.1)	(6.1)
Reductions due to a lapse of the statute of limitations	(0.3)	—	(0.3)

Balance at December 31, 2011	$39.9	$6.2	$46.1

At December 31, 2011, 2010 and 2009, there were $42.2 million, $41.3 million and $43.3 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

It is reasonably possible that within twelve months unrecognized tax benefits related to certain tax reporting positions taken in prior periods could decrease by up to $25.8 million, due to either the expiration of the statute of limitations in certain jurisdictions or the resolution of current income tax examinations, or both.

In April 2009, we filed a protest with the Internal Revenue Service Appeals Office with respect to proposed adjustments to our federal income tax returns for our 2004 and 2005 tax years related to our treatment of intercompany transfer pricing. In November 2010, we resolved this matter with the IRS Appeals Office. As a result of the resolution, we recorded a benefit in the fourth quarter of 2010 of approximately $27.6 million, representing the resolution of the 2004 and 2005 matter, as well as the associated impact of remeasuring reserves related to intercompany transfer pricing for all other open tax years.

Tax years that remain subject to examination are years after 2001 for Norway, after 2003 for Brazil and after 2006 for the United States.

The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
	2011	2010	2009
Statutory U.S. federal income tax rate	35%	35%	35%
Net difference resulting from:
Foreign earnings subject to different tax rates	(9)	(14)	(12)
Foreign earnings subject to U.S. tax	1	8	4
Net change in unrecognized tax benefits	1	1	3
Other	(1)	—	—

Total difference	(8)	(5)	(5)

Effective income tax rate	27%	30%	30%

We have provided U.S. income taxes on $834.2 million of cumulative undistributed earnings of certain foreign subsidiaries where we have determined that the foreign subsidiaries’ earnings are not indefinitely reinvested. No provision for U.S. income taxes has been recorded on earnings of foreign subsidiaries that are indefinitely reinvested. The cumulative balance of foreign earnings with respect to which no provision for U.S. income taxes has been recorded was $1,103.5 million at December 31, 2011. The amount of applicable U.S. income taxes that would be incurred if these earnings were repatriated is approximately $287.7 million.

We benefit from income tax holidays in India, Singapore and Malaysia, which expired in the first quarter of 2011 for India, and will expire after 2018 for Singapore and 2015 for Malaysia. For the year ended December 31, 2011, these tax holidays reduced our provision for income taxes by $17.8 million, or $0.07 per share on a diluted basis. In January 2011, we received final approval from the Singapore Economic Development Board for an extension to 2013 of our existing tax holiday in Singapore, along with a reduction in the incentive tax rate from 10% to 5%, retroactive to January 1, 2009. In addition, we received final approval for an additional tax holiday in Singapore conditioned on additional local investment and applicable to income related to certain products manufactured in Singapore. This additional tax holiday is retroactive to January 1, 2009 and expires after 2018. Included in the amount above, we recognized the retroactive benefit of approximately $7.3 million, or $0.03 per share on a diluted basis, related to these tax holidays in the first quarter of 2011.

NOTE 11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

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

We have other post-retirement benefit plans covering substantially all of our U.S. employees who were hired prior to January 1, 2003. The post-retirement health care plans are contributory; the post-retirement life insurance plans are noncontributory.

We are required to recognize the funded status of defined benefit post-retirement plans as an asset or liability in the consolidated balance sheet and recognize changes in that funded status in comprehensive income in the year in which the changes occur. Further, we are required to measure the plan’s assets and its obligations that determine its funded status as of the date of the consolidated balance sheet. We have applied this guidance to our domestic pension and other post-retirement benefit plans as well as for many of our non-U.S. plans, including those in the United Kingdom, Norway, Germany, France and Canada. Pension expense measured in compliance with GAAP for the other non-U.S. pension plans is not materially different from the locally reported pension expense.

The funded status of our U.S. Pension Plans, certain foreign pension plans and U.S. post-retirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2011 and 2010, were as follows:

	Pensions				Other Post-retirement Benefits
	2011		2010		2011	2010
(In millions)	U.S.	Int’l	U.S.	Int’l
Accumulated benefit obligation	$536.6	$326.1	$436.2	$287.3

Projected benefit obligation at January 1	$486.9	$388.5	$419.0	$334.9	$8.6	$7.9
Service cost	12.0	29.5	11.1	24.9	0.1	0.1
Interest cost	26.1	20.3	25.2	17.9	0.4	0.5
Actuarial loss	88.6	32.0	48.7	22.5	0.4	0.9
Amendments	0.9	—	—	1.0	—	—
Foreign currency exchange rate changes	—	(8.4)	—	(7.0)	—	—
Plan participants’ contributions	—	1.6	—	1.6	—	—
Benefits paid	(16.7)	(9.0)	(17.1)	(7.3)	(0.7)	(0.8)

Projected benefit obligation at December 31	597.8	454.5	486.9	388.5	8.8	8.6

Fair value of plan assets at January 1	380.5	321.9	311.1	308.7	—	—
Actual return on plan assets	(10.6)	(6.0)	44.5	17.0	—	—
Company contributions	52.8	61.3	42.0	8.9	0.7	0.8
Foreign currency exchange rate changes	—	(7.7)	—	(7.0)	—	—
Plan participants’ contributions	—	1.6	—	1.6	—	—
Benefits paid	(16.7)	(9.0)	(17.1)	(7.3)	(0.7)	(0.8)

Fair value of plan assets at December 31	406.0	362.1	380.5	321.9	—	—

Funded status of the plans (liability) at December 31	$(191.8)	$(92.4)	$(106.4)	$(66.6)	$(8.8)	$(8.6)

Current portion of accrued pension and other post-retirement benefits	(18.8)	(1.0)	(1.6)	(1.4)	(0.8)	(0.9)
Accrued pension and other post-retirement benefits, net of current portion	(173.0)	(91.4)	(104.8)	(65.2)	(8.0)	(7.7)

Funded status recognized in the consolidated balance sheets at December 31	$(191.8)	$(92.4)	$(106.4)	$(66.6)	$(8.8)	$(8.6)

Amounts recognized in accumulated other comprehensive (income) loss:
Unrecognized actuarial (gain) loss	$315.6	$173.8	$200.1	$116.9	$(1.9)	$(2.6)
Unrecognized prior service (credit) cost	—	1.0	(1.0)	1.1	(1.6)	(2.9)
Unrecognized transition asset	—	(0.8)	—	(1.3)	—	—

Accumulated other comprehensive (income) loss at December 31	$315.6	$174.0	$199.1	$116.7	$(3.5)	$(5.5)

Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$597.8	$454.5	$486.9	$388.5	$8.8	$8.6
Aggregate fair value of plan assets	406.0	362.2	380.5	321.9	—	—
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	$536.6	$21.9	$436.2	$21.7
Aggregate fair value of plan assets	406.0	6.5	380.5	6.0

The following table summarizes the components of net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009:

	Pensions						Other Post-retirement Benefits
	2011		2010		2009		2011	2010	2009
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Components of net annual benefit cost:
Service cost	$12.0	$29.5	$11.1	$24.9	$13.8	$22.8	$0.1	$0.1	$0.1
Interest cost	26.1	20.3	25.2	17.9	23.6	16.1	0.4	0.5	0.6
Expected return on plan assets	(38.2)	(24.5)	(32.7)	(21.9)	(27.2)	(18.6)	—	—	—
Curtailment	—	—	—	—	(0.5)	—	—	—	—
Settlement cost	8.9	—	—	—	—	—	—	—	—
Amortization of transition asset	—	(0.5)	—	(0.5)	—	(0.5)	—	—	—
Amortization of prior service cost (credit)	(0.1)	0.1	(0.1)	—	(0.3)	0.1	(1.3)	(1.2)	(1.3)
Amortization of net actuarial loss (gain)	12.9	5.0	8.7	3.1	11.5	4.6	(0.2)	(0.3)	(0.1)

Net periodic benefit cost (income)	$21.6	$29.9	$12.2	$23.5	$20.9	$24.5	$(1.0)	$(0.9)	$(0.7)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain) arising during period	$137.3	$61.9	$36.9	$27.5	$(18.2)	$(12.2)	$0.5	$0.9	$(3.2)
Amortization of net actuarial loss (gain)	(21.8)	(5.0)	(8.7)	(3.1)	(11.5)	(4.6)	0.2	0.3	0.1
Prior service cost arising during period	0.9	—	—	0.9	—	—	—	—	—
Amortization of prior service (cost) credit	0.1	(0.1)	0.1	—	0.3	(0.1)	1.3	1.2	1.3
Amortization of transition asset	—	0.5	—	0.5	—	0.5	—	—	—

Total recognized in other comprehensive loss (income)	$116.5	$57.3	$28.3	$25.8	$(29.4)	$(16.4)	$2.0	$2.4	$(1.8)

Included in accumulated other comprehensive income at December 31, 2011, are noncash, pretax charges which have not yet been recognized in net periodic benefit cost (income). The estimated amounts that will be amortized from the portion of each component of accumulated other comprehensive income as a component of net period benefit cost (income), during the next fiscal year are as follows:

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	Int’l
Net actuarial losses (gains)	$21.7	$7.9	$(0.1)
Prior service cost (credit)	$—	$0.1	$(1.1)
Transition asset	$—	$(0.2)	$—

Key assumptions—The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions				Other Post-retirement Benefits
	2011		2010		2011	2010
	U.S.	Int’l	U.S.	Int’l
Discount rate	4.60%	4.54%	5.40%	5.00%	4.60%	5.40%
Rate of compensation increase	4.00%	4.05%	4.00%	4.20%	—	—

The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions						Other Post-retirement Benefits
	2011		2010		2009		2011	2010	2009
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Discount rate	5.39%	5.00%	5.90%	5.57%	6.10%	5.63%	5.40%	5.90%	6.10%
Rate of compensation increase	4.00%	4.20%	4.00%	4.18%	4.00%	4.15%	—	—	—
Expected rate of return on plan assets	9.00%	6.98%	9.00%	7.48%	9.00%	7.69%	—	—	—

Our estimate of expected rate of return on plan assets is primarily based on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations.

Plan assets—Our pension investment strategy emphasizes maximizing returns consistent with minimizing risk. Excluding our international plans with insurance-based investments, 78% of our total pension assets represent the U.S. qualified plan, the U.K. plan and Canadian plan. These plans are primarily invested in equities to maximize the long-term returns of the plans. The investment managers of these assets, including the hedge funds and limited partnerships, use Graham and Dodd fundamental investment analysis to select securities that have a margin of safety between the price of the security and the estimated value of the security. This value-oriented approach tends to mitigate the risk of a large equity allocation.

The following is a description of the valuation methodologies used for the pension plan assets. There have been no changes in the methodologies used at December 31, 2011 and 2010.

•	Cash is valued at cost, which approximates fair value.

•

Equity securities are comprised of common stock, preferred stock and registered investment companies. The fair values of equity securities are valued at the closing price reported on the active market on which the securities are traded. The fair values of registered investment companies are valued based on quoted market prices, which represent the net asset value (“NAV”) of shares held.

•	The fair values of hedge funds are valued using the NAV as determined by the administrator or custodian of the fund.

•	The fair values of limited partnerships are valued using the NAV as determined by the administrator or custodian of the fund.

•	Insurance contracts are valued at book value, which approximates fair value, and is calculated using the prior-year balance plus or minus investment returns and changes in cash flows.

•	Emerging market bonds are valued at the closing price reported on the active market on which the bonds are traded.

Our pension plan assets measured at fair value are as follows at December 31, 2011 and 2010. Please refer to “Fair Value” in Note 1 to these consolidated financial statements for a description of the levels.

	U.S.				International
December 31, 2011 (In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$36.1	$36.1	$—	$—	$0.9	$0.9	$—	$—
Equity securities:
U.S. companies:
Large cap	109.6	109.6	—	—	43.6	43.6	—	—
Mid cap	8.8	8.8	—	—	—	—	—	—
Small cap	62.8	62.8	—	—	—	—	—	—
International companies	99.0	99.0	—	—	148.0	148.0	—	—
Hedge funds	53.3	—	—	53.3	—	—	—	—
Limited partnerships	32.8	—	—	32.8	—	—	—	—
Insurance contracts	—	—	—	—	169.6	—	169.6	—
Emerging market bonds	3.6	3.6	—	—	—	—	—	—

Total assets	$406.0	$319.9	$—	$86.1	$362.1	$192.5	$169.6	$—

December 31, 2010 (In millions)
Cash	$37.0	$37.0	$—	$—	$0.3	$0.3	$—	$—
Equity securities:
U.S. companies:
Large cap	88.2	88.2	—	—	38.3	38.3	—	—
Small cap	63.2	63.2	—	—	—	—	—	—
International companies	114.3	114.3	—	—	155.2	155.2	—	—
Hedge funds	32.1	—	—	32.1	—	—	—	—
Limited partnerships	42.3	—	—	42.3	—	—	—	—
Insurance contracts	—	—	—	—	128.1	—	128.1	—
Emerging market bonds	3.4	3.4	—	—	—	—	—	—

Total assets	$380.5	$306.1	$—	$74.4	$321.9	$193.8	$128.1	$—

The summary of changes in the fair value of the pension plan Level 3 assets for the years ended December 31, 2011 and 2010 is as follows:

(In millions)	Hedge Funds	Limited Partnerships
Balance at December 31, 2009	$23.9	$35.6
Unrealized gains relating to instruments still held at the reporting date	3.2	6.7
Purchases	5.0	—

Balance at December 31, 2010	$32.1	$42.3
Unrealized losses relating to instruments still held at the reporting date	(3.8)	(2.5)
Purchases	25.0	—
Distributions	—	(7.0)

Balance at December 31, 2011	$53.3	$32.8

Contributions—We expect to contribute approximately $45.9 million to our international pension plans, representing primarily the U.K. and Norway qualified pension plans, and our Non-Qualified Defined Benefit Pension Plan in 2012. Additionally, we may make a discretionary contribution of approximately $15.0 million to our domestic qualified pension plan in 2012. All of the contributions are expected to be in the form of cash. In 2011 and 2010, we contributed $114.1 million and $50.9 million to the pension plans, respectively, which included $51.0 million and $39.0 million, respectively, to the U.S. Qualified Defined Benefit Pension Plan.

Estimated future benefit payments—The following table summarizes expected benefit payments from our various pension and post-retirement benefit plans through 2021. Actual benefit payments may differ from expected benefit payments.

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	International
2012	$37.0	$8.2	$0.8
2013	35.6	8.8	0.8
2014	23.3	9.4	0.8
2015	25.4	9.5	0.8
2016	27.2	9.8	0.8
2017-2021	169.5	63.4	3.6

Savings Plans—The FMC Technologies, Inc. Savings and Investment Plan (“Qualified Plan”), a qualified salary reduction plan under Section 401(k) of the Internal Revenue Code, is a defined contribution plan. Additionally, we have a non-qualified deferred compensation plan, the Non-Qualified Plan, which allows certain highly compensated employees the option to defer the receipt of a portion of their salary. We match a portion of the participants’ deferrals to both plans. In October 2009, the Board of Directors approved amendments to the U.S. Qualified Plan and U.S. Non-Qualified Plan (“Amended Plans”). Under the Amended Plans, we are required to make a nonelective contribution every pay period to all new nonunion employees hired on or after January 1, 2010, and current nonunion employees with less than five years of vesting service as of December 31, 2009. The vesting schedule for the nonelective contribution under the Amended Plans is three years of vesting service with FMC Technologies.

Participants in the Non-Qualified Plan earn a return based on hypothetical investments in the same options as our 401(k) plan, including FMC Technologies stock. Changes in the market value of these participant investments are reflected as an adjustment to the deferred compensation liability with an offset to other income (expense), net. As of December 31, 2011 and 2010, our liability for the Non-Qualified Plan was $35.1 million and $32.3 million, respectively, and was recorded in other non-current liabilities. We hedge the financial impact of changes in the participants’ hypothetical investments by purchasing the investments that the participants have chosen. With the exception of FMC Technologies stock, which is maintained at its cost basis, changes in the fair value of these investments are recognized as an offset to other income (expense), net. As of December 31, 2011 and 2010, we had investments for the Non-Qualified Plan totaling $26.2 million and $26.4 million, respectively, at fair market value and FMC Technologies stock held in trust of $5.8 million and $3.4 million, respectively, at its cost basis.

We recognized expense of $14.6 million, $11.1 million and $10.6 million, for matching contributions to these plans in 2011, 2010 and 2009, respectively. Additionally, we recognized expense of $8.4 million and $6.2 million for nonelective contributions in 2011 and 2010, respectively.

NOTE 12. STOCK-BASED COMPENSATION

We sponsor a stock-based compensation plan, which is described below, and have granted awards primarily in the form of nonvested stock awards (also known as restricted stock in the plan document) and stock options. The compensation expense for awards under the plan for each of the years in the three-year period ended December 31, 2011 is as follows:

(In millions)	2011	2010	2009
Stock-based compensation expense	$26.3	$27.5	$29.2
Income tax benefits related to stock-based compensation expense	$8.9	$9.4	$10.8

Stock-based compensation expense is recognized over the lesser of the stated vesting period (three or four years) or the period until the employee reaches age 62 (the retirement eligible age under the plan). As of December 31, 2011, a portion of the stock-based compensation expense related to outstanding awards remains to be recognized in future periods. The compensation expense related to nonvested awards yet to be recognized totaled $26.3 million for restricted stock. These costs are expected to be recognized over a weighted average period of 1.2 years.

Incentive compensation and stock plan—The Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”) provides certain incentives and awards to officers, employees, directors and consultants of FMC Technologies or its affiliates. The Plan allows our Board of Directors to make various types of awards to non-employee directors and the Compensation Committee (the “Committee”) of the Board of Directors to make various types of awards to other eligible individuals. Awards include management incentive awards, common stock, stock options, stock appreciation rights, restricted stock and stock units. All awards are subject to the Plan’s provisions.

Under the Plan, 48.0 million shares of our common stock were authorized for awards. These shares are in addition to shares previously granted by FMC Corporation and converted into approximately 18.0 million shares of our common stock. As of December 31, 2011, 5.0 million shares were reserved to satisfy existing awards and 21.6 million shares were available for future awards.

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

Stock-based compensation awards to non-employee directors consist of restricted stock units. Awards to non-employee directors generally vest on the date of our annual stockholder meeting following the date of grant. Stock units are not settled until a director ceases services to the Board of Directors. At December 31, 2011, outstanding awards to active and retired non-employee directors included 819 thousand stock units.

Restricted stock—A summary of the nonvested restricted stock awards as of December 31, 2011, and changes during the year is presented below:

(Number of restricted stock shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2010	4,223	$20.30
Granted	706	$40.84
Vested	(1,070)	$24.78
Cancelled	(12)	$20.86

Nonvested at December 31, 2011	3,847	$22.82

For current year performance-based awards, the payout was dependent upon our performance relative to a peer group of companies with respect to EBITDA growth and return on investment for the year ended December 31, 2011. Based on results for the performance period, the payout will be 185 thousand shares at the vesting date in January 2014. Compensation cost has been measured for 2011 based on the actual outcome of the performance conditions.

For current year market-based awards, the payout was contingent upon our performance relative to the same peer group of companies with respect to total stockholder return for the year ended December 31, 2011. Based on results for the performance period, the payout will be 123 thousand shares at the vesting date in January 2014. Compensation cost for these awards has been calculated using the grant date fair market value, as estimated using a Monte Carlo simulation.

The following summarizes values for restricted stock activity in each of the years in the three-year period ended December 31, 2011:

	2011	2010	2009
Weighted average grant date fair value of restricted stock awards granted	$40.84	$26.94	$14.29
Vest date fair value of restricted stock vested (in millions)	$47.3	$54.3	$26.6

On January 3, 2012, restricted stock awards vested and approximately 1.9 million shares were issued to employees.

Stock options—There were no options granted, forfeited or expired during the year ended December 31, 2011.

The following shows stock option activity for the year ended December 31, 2011:

(Number of stock options in thousands, intrinsic value in millions)	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	560	$5.06
Exercised	(254)	$5.05

Outstanding and exercisable at December 31, 2011	306	$5.06	1.4	$14.4

The aggregate intrinsic value reflects the value to the option holders, or the difference between the market price as of December 31, 2011, and the exercise price of the option, which would have been received by the option holders had all options been exercised as of that date. While the intrinsic value is representative of the value to be gained by the option holders, this value is not indicative of compensation expense recorded by us. Compensation expense on stock options was calculated on the date of grant using the fair value of the options, as determined by a Black-Scholes option pricing model and the number of options granted, reduced by estimated forfeitures.

The intrinsic value of options exercised for each year in the three-year period ended December 31, 2011, was $11.8 million, $14.9 million and $16.8 million, respectively.

NOTE 13. STOCKHOLDERS’ EQUITY

Capital stock —The following is a summary of our capital stock activity during each of the years in the three-year period ended December 31, 2011:

(Number of shares in thousands)	Common Stock Issued	Common Stock Held in Employee Benefit Trust	Common Stock Held in Treasury
December 31, 2008	286,318	244	36,238
Stock awards	—	—	(2,367)
Treasury stock purchases	—	—	8,540
Net stock purchased for employee benefit trust	—	4	—

December 31, 2009	286,318	248	42,411
Stock awards	—	—	(1,670)
Treasury stock purchases	—	—	5,804
Net stock sold from employee benefit trust	—	(116)	—

December 31, 2010	286,318	132	46,545
Stock awards	—	—	(975)
Treasury stock purchases	—	—	2,746
Net stock purchased for employee benefit trust	—	37	—

December 31, 2011	286,318	169	48,316

The plan administrator of the Non-Qualified Plan purchases shares of our common stock on the open market. Such shares are placed in a trust owned by FMC Technologies.

In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock splits (i) on August 31, 2007, the authorization was increased to 30 million shares; and (ii) on March 31, 2011, the authorization was increased to 60 million shares. In December 2011, the Board of Directors authorized an extension of our repurchase program, adding 15 million shares, for a total of 75 million shares. In addition to the 75 million shares, in July 2008, the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock, and as of September 2008, there was no remaining amount available for purchase under the $95.0 million authorization.

We repurchased $114.0 million, $164.4 million and $155.7 million of common stock during 2011, 2010 and 2009, respectively, under the authorized repurchase program. As of December 31, 2011, approximately 17.3 million shares remained available for purchase under the current program which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our employee stock plans. Treasury shares are accounted for using the cost method.

On May 12, 2011, we amended our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to 600 million shares.

No cash dividends were paid on our common stock in 2011, 2010 or 2009.

Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

	December 31,
(In millions)	2011	2010
Cumulative foreign currency translation adjustments	$(102.8)	$(51.7)
Cumulative deferral of hedging (losses) gains, net of tax of $9.1 million and $(3.8) million, respectively	(16.7)	6.1
Cumulative deferral of pension and other post-retirement benefit losses, net of tax of $161.8 million and $103.8 million, respectively	(324.3)	(206.5)

Accumulated other comprehensive loss	$(443.8)	$(252.1)

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

Interest rate swap instruments – The purpose of these instruments is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate. At December 31, 2011, we held three instruments which in aggregate hedged the interest expense on $100.0 million of variable-rate debt.

Foreign exchange rate forward contracts – The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At December 31, 2011, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	131.6	70.2
British pound	31.8	49.4
Euro	(31.2)	(40.4)
Malaysian ringgit	100.5	31.7
Norwegian krone	2,454.3	410.7
Singapore dollar	174.8	134.8
U.S. dollar	(670.6)	(670.6)

Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At December 31, 2011, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	(35.7)	(36.5)
British pound	29.8	46.3
Euro	22.1	28.7
Norwegian krone	(492.7)	(82.5)
U.S. dollar	37.6	37.6

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

The following tables of all outstanding derivative instruments are based on estimated fair value amounts that have been determined using available market information and commonly accepted valuation methodologies. Refer to Note 15 to these consolidated financial statements for further disclosures related to the fair value measurement process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts settle or mature.

	December 31, 2011		December 31, 2010
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$60.8	$58.3	$40.7	$39.7
Long-term – Derivative financial instruments	26.4	28.7	45.5	31.8
Interest rate contracts:
Current – Derivative financial instruments	—	1.6	—	—
Long-term – Derivative financial instruments	—	—	—	2.7

Total derivatives designated as hedging instruments	87.2	88.6	86.2	74.2

Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	9.1	6.7	33.1	35.2
Long-term – Derivative financial instruments	18.2	8.3	14.6	11.6

Total derivatives not designated as hedging instruments	27.3	15.0	47.7	46.8

Total derivatives	$114.5	$103.6	$133.9	$121.0

We recognized gains of $0.9 million and losses of $2.6 million and $3.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, due to hedge ineffectiveness because it is probable that the original forecasted transaction will not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive losses of $16.7 million and gains of $6.1 million at December 31, 2011 and 2010, respectively. We expect to transfer an approximate $15.5 million loss from accumulated OCI to earnings during the next 12 months when the forecasted transactions actually occur. All forecasted transactions currently being hedged are expected to occur by the end of 2015.

The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Year Ended December 31,
(In millions)	2011	2010	2009
Interest rate contracts	$1.2	$(2.3)	$(0.5)
Foreign exchange contracts	(10.2)	7.8	55.7

Total	$(9.0)	$5.5	$55.2

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,
(In millions)	2011	2010	2009
Foreign exchange contracts:
Revenue	$26.8	$(5.5)	$(33.5)
Cost of sales	(0.5)	(19.5)	(24.2)
Selling, general and administrative expense	0.5	0.2	(0.2)

Total	$26.8	$(24.8)	$(57.9)

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31,
(In millions)	2011	2010	2009
Foreign exchange contracts:
Revenue	$24.8	$8.3	$7.1
Cost of sales	(17.5)	(10.1)	(5.2)
Selling, general and administrative expense	—	—	(0.1)

Total	$7.3	$(1.8)	$1.8

Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the consolidated balance sheets, and occasionally forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain or (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Year Ended December 31,
(In millions)	2011	2010	2009
Foreign exchange contracts:
Revenue	$16.2	$3.6	$(1.4)
Cost of sales	(1.5)	(0.4)	(2.3)
Other income (expense), net (1)	(3.1)	(2.0)	87.5

Total	$11.6	$1.2	$83.8

(1)	Other income (expense), net, in the disclosure of gains and losses related to derivative instruments not designated as hedging instruments has been revised to exclude transaction losses of $4.9 million and $93.9 million in 2010 and 2009, respectively. This change only impacted the presentation of information in the above table and did not impact our financial position or results of operations for 2010 and 2009. We had a transaction gain of $5.1 million in 2011.

NOTE 15. FAIR VALUE MEASUREMENTS

Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2011				December 31, 2010
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$19.0	$19.0	$—	$—	$19.3	$19.3	$—	$—
Fixed income	8.1	8.1	—	—	8.4	8.4	—	—
Stable value fund	3.3	—	3.3	—	3.1	—	3.1	—
Other	2.4	2.4	—	—	1.7	1.7	—	—
Derivative financial instruments:
Foreign exchange contracts	114.5	—	114.5	—	133.9	—	133.9	—

Total assets	$147.3	$29.5	$117.8	$—	$166.4	$29.4	$137.0	$—

Liabilities
Derivative financial instruments:
Interest rate contracts	$1.6	$—	$1.6	$—	$2.7	$—	$2.7	$—
Foreign exchange contracts	102.0	—	102.0	—	118.3	—	118.3	—
Contingent earn-out consideration	57.5	—	—	57.5	59.0	—	—	59.0

Total liabilities	$161.1	$—	$103.6	$57.5	$180.0	$—	$121.0	$59.0

Investments— The fair value measurement of our equity securities, fixed income fund and other investment assets is based on quoted prices that we have the ability to access in public markets. Our stable value fund is valued at the net asset value of the shares held at the end of the year which is based on the fair value of the underlying investments using information reported by the investment advisor at year-end.

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

See Note 14 to these consolidated financial statements for additional disclosure related to derivative financial instruments.

Contingent earn-out consideration—We determine the fair value of the contingent earn-out consideration using a discounted cash flow model. The key assumptions used in applying the income approach are the expected profitability and debt, net of cash, of the acquired company during the earn-out period and the discount rate which approximates our debt credit rating. The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the contingent earn-out consideration are recorded as cost of service or other revenue in our consolidated statements of income.

Changes in the fair value of our Level 3 earn-out contingent consideration obligation were as follows:

	December 31,
(In millions)	2011	2010
Balance at beginning of year	$59.0	$54.0
Remeasurement adjustment	—	5.2
Foreign currency translation adjustment	(1.5)	(0.2)

Balance at end of year	$57.5	$59.0

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

NOTE 16. RELATED PARTY TRANSACTIONS

John Bean Technologies Corporation (“JBT”)—On July 31, 2008, the spin-off of 100% of our FoodTech and Airport Systems businesses to our stockholders was accomplished through a tax-free dividend of all outstanding shares of JBT, now an independent public company traded on the New York Stock Exchange (symbol “JBT”).

We entered into certain agreements which defined key provisions related to the spin-off and the relationship between the two companies after the spin-off, including, among others, a Separation and Distribution Agreement, dated July 31, 2008, between FMC Technologies and JBT (the “JBT Separation and Distribution Agreement”) and a tax sharing agreement, dated July 31, 2008, between FMC Technologies and JBT (the “JBT Tax Sharing Agreement”). The JBT Separation and Distribution Agreement required us to contribute certain business segments and their associated assets and liabilities to JBT. As a result of the contribution, we have no interest in JBT’s assets and business and, subject to certain exceptions described below, generally have no obligation with respect to JBT’s liabilities. Similarly, JBT has no interest in our assets and generally has no obligation with respect to our liabilities related to retained businesses after the distribution. We generally made no representations or warranties as to the assets, businesses or liabilities transferred or assumed as part of the contribution, and generally made the transfers on an “as is, where is” basis. JBT agreed to use its reasonable best efforts to cause us to be released from all of FMC Technologies’ obligations to guarantee or otherwise support any liabilities or obligations of JBT not later than July 31, 2010. All such obligations have expired, been released or are subject to a novation agreement. In addition, JBT agreed to reimburse and otherwise indemnify and hold us harmless for any and all costs and charges associated with, and such liabilities or obligations of, JBT or any guarantee to third parties not terminated prior to July 31, 2008.

As parties to the JBT Separation and Distribution Agreement, FMC Technologies and JBT each indemnify the other party from liabilities arising from their respective businesses or contracts, from liabilities arising from breach of the JBT Separation and Distribution Agreement and from certain claims made prior to the spin-off of JBT (Note 18).

The JBT Tax Sharing Agreement sets forth the responsibilities of the parties with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. The JBT Tax Sharing Agreement also provides that JBT will indemnify us for any tax liability we may incur as a result of any action taken by JBT after the spin-off that causes the distribution to not qualify as tax-free for U.S. federal income tax purposes under the terms of the private letter ruling received from the IRS. We will indemnify JBT against any tax liability in the case any action taken by us causes the distribution to not qualify as tax-free.

FMC Corporation—FMC Technologies was a subsidiary of FMC Corporation until the distribution of FMC Technologies’ common stock by FMC Corporation, which was completed on December 31, 2001.

In June 2001, FMC Corporation contributed to us substantially all of the assets and liabilities of the businesses that comprise FMC Technologies (the “Separation”). FMC Technologies and FMC Corporation entered into certain agreements that defined key provisions related to the Separation and the ongoing relationship between the two companies after the Separation. These agreements included a Separation and Distribution Agreement, dated May 31, 2001 (the “SDA”), and a Tax Sharing Agreement, which provided that FMC Technologies and FMC Corporation would make payments between them as appropriate to properly allocate tax liabilities for pre-Separation periods.

As parties to the SDA, FMC Corporation and FMC Technologies each indemnify the other party from liabilities arising from their respective businesses or contracts, from liabilities arising from breach of the SDA, from certain claims made prior to our spin-off from FMC Corporation and for claims related to discontinued operations (Note 18).

Schilling Robotics LLC —Sale and purchase transactions with Schilling were not material for the years ended December 31, 2011, 2010 and 2009.

NOTE 17. WARRANTY OBLIGATIONS

Warranty cost and accrual information is as follows:

	December 31,
(In millions)	2011	2010
Balance at beginning of year	$22.4	$16.9
Expenses for new warranties	38.4	24.4
Adjustments to existing accruals	(3.1)	(1.4)
Claims paid	(32.0)	(17.5)

Balance at end of year	$25.7	$22.4

NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments— We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide for payment of property taxes, insurance and repairs by us. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $100.6 million, $99.1 million and $77.7 million in 2011, 2010 and 2009, respectively.

Minimum future rental payments under noncancellable operating leases amounted to $500.9 million as of December 31, 2011, and are payable as follows: $82.0 million in 2012, $71.1 million in 2013, $64.2 million in 2014, $50.8 million in 2015, $50.1 million in 2016 and $182.7 million thereafter. Minimum future rental payments to be received under noncancellable subleases totaled $6.4 million at December 31, 2011.

Contingent liabilities associated with guarantees—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments at December 31, 2011, represented $714.8 million for guarantees of our future performance and $46.8 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within three years, and we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.

Management believes that the ultimate resolution of our known contingencies will not materially affect our consolidated financial position, results of operations, or cash flows.

Contingent liabilities associated with legal matters—We are involved in various pending or potential legal actions in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions, because of the inherent uncertainty of litigation. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Contingent liabilities associated with liquidated damages—Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other legal analysis, management believes that we have appropriately accrued for probable liquidated damages at December 31, 2011 and 2010, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.

NOTE 19. BUSINESS SEGMENTS

During the fourth quarter of 2011, we changed our reporting segments. We now report the results of operations in the following segments: Subsea Technologies, Surface Technologies and Energy Infrastructure. Management’s determination of the Company’s reporting segments was made on the basis of our strategic priorities within each segment and corresponds to the manner in which our chief operating decision maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment. All prior-year information has been adjusted to reflect the current presentation.

Our reportable segments are:

•	Subsea Technologies—designs and manufactures systems and provides services used by oil and gas companies involved in deepwater exploration and production of crude oil and gas.

•

Surface Technologies—designs and manufactures systems and provides services used by oil and gas companies involved in land and offshore exploration and production of crude oil and gas; also designs, manufactures and supplies technologically advanced high pressure valves and fittings for oilfield service companies.

•

Energy Infrastructure—manufactures and supplies liquid and gas measurement and transportation equipment and systems to customers involved in the production, transportation and processing of crude oil, natural gas and petroleum-based refined products.

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

Segment revenue and segment operating profit

	Year Ended December 31,
(In millions)	2011	2010	2009
Revenue:
Subsea Technologies (1)	$3,288.1	$2,730.9	$3,087.5
Surface Technologies	1,310.8	954.3	818.2
Energy Infrastructure	503.4	454.4	524.1
Other revenue (2) and intercompany eliminations	(3.3)	(14.0)	(24.4)

Total revenue	$5,099.0	$4,125.6	$4,405.4

Income before income taxes:
Segment operating profit:
Subsea Technologies	$319.9	$422.2	$414.9
Surface Technologies	250.1	173.4	138.0
Energy Infrastructure	49.3	37.8	65.6

Total segment operating profit	619.3	633.4	618.5

Corporate items:
Corporate expense (3)	(39.4)	(40.2)	(35.4)
Other revenue (2) and other (expense), net (4)	(22.6)	(48.9)	(57.2)
Net interest expense	(8.2)	(8.8)	(9.5)

Total corporate items	(70.2)	(97.9)	(102.1)

Income from continuing operations before income taxes attributable to FMC Technologies, Inc.	$549.1	$535.5	$516.4

(1)	We had two customers in our Subsea Technologies segment that comprised approximately $633.5 million and $540.7 million of our consolidated revenue for the year ended December 31, 2011, and $535.8 million and $430.8 million of our consolidated revenue for the year ended December 31, 2010. We had one customer in our Subsea Technologies segment that comprised approximately $697.8 million of our consolidated revenue for the year ended December 31, 2009.

(2)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(3)	Corporate expense primarily includes corporate staff expenses.

(4)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and segment assets

	December 31,
(In millions)	2011	2010
Segment operating capital employed (1):
Subsea Technologies	$1,218.2	$936.4
Surface Technologies	620.5	429.6
Energy Infrastructure	365.5	356.8

Total segment operating capital employed	2,204.2	1,722.8
Segment liabilities included in total segment operating capital employed (2)	1,521.1	1,375.8
Corporate (3)	545.7	545.6

Total assets	$4,271.0	$3,644.2

Segment assets:
Subsea Technologies	$2,377.7	$1,993.0
Surface Technologies	879.1	649.9
Energy Infrastructure	488.0	470.0
Intercompany eliminations	(19.5)	(14.3)

Total segment assets	3,725.3	3,098.6
Corporate (3)	545.7	545.6

Total assets	$4,271.0	$3,644.2

(1)	FMC Technologies’ management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes and LIFO inventory reserves.

(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.

(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

Geographic segment information

Geographic segment sales were identified based on the location where our products and services were delivered. Geographic segment long-lived assets represent property, plant and equipment, net.

	Year Ended December 31,
(In millions)	2011	2010	2009
Revenue (by location of customer):
United States	$1,156.4	$939.9	$996.2
Norway	966.0	703.4	911.6
Angola	514.4	564.7	584.3
Brazil	541.9	360.1	409.9
All other countries	1,920.3	1,557.5	1,503.4

Total revenue	$5,099.0	$4,125.6	$4,405.4

	December 31,
(In millions)	2011	2010	2009
Long-lived assets:
United States	$238.7	$185.3	$184.4
Norway	169.7	153.7	160.3
Brazil	126.2	93.3	66.8
All other countries	233.3	176.7	170.4

Total long-lived assets	$767.9	$609.0	$581.9

Other business segment information

	Capital Expenditures Year Ended December 31,			Depreciation and Amortization Year Ended December 31,			Research and Development Expense Year Ended December 31,
(In millions)	2011	2010	2009	2011	2010	2009	2011	2010	2009
Subsea Technologies	$179.9	$79.1	$89.0	$66.6	$64.5	$60.3	$67.1	$50.7	$36.8
Surface Technologies	79.7	26.4	15.2	23.0	19.0	18.6	8.3	5.5	6.4
Energy Infrastructure	12.5	6.4	5.2	14.9	14.6	12.0	15.1	11.8	8.1
Corporate	1.9	0.6	0.6	3.3	3.2	2.1	—	—	—

Total	$274.0	$112.5	$110.0	$107.8	$101.3	$93.0	$90.5	$68.0	$51.3

NOTE 20. QUARTERLY INFORMATION (UNAUDITED)

	2011				2010
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$1,500.5	$1,287.2	$1,229.4	$1,081.9	$1,102.8	$960.0	$1,012.5	$1,050.3
Cost of sales	1,189.4	980.2	953.9	842.7	828.4	723.0	746.6	776.0
Income from continuing operations attributable to FMC Technologies, Inc.	99.2	121.1	94.3	85.2	100.0	80.7	96.2	99.0
Income (loss) from discontinued operations	—	—	—	—	(0.7)	0.3	—	—
Net income	100.5	121.7	95.6	85.7	100.3	81.4	96.8	99.4
Net income attributable to FMC Technologies, Inc.	$99.2	$121.1	$94.3	$85.2	$99.3	$81.0	$96.2	$99.0
Basic earnings per share (1)	$0.41	$0.50	$0.39	$0.35	$0.41	$0.34	$0.39	$0.40
Diluted earnings per share (1)	$0.41	$0.50	$0.39	$0.35	$0.41	$0.33	$0.39	$0.40

(1)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.

NOTE 21. SUBSEQUENT EVENT

On January 3, 2012, we gave notice to Schilling, a Delaware limited liability company, Schilling Robotics, Inc., a Delaware corporation (“Schilling Inc.”), and Tyler Schilling, an individual (together with Schilling Inc., the “Seller Parties”), that we were exercising our option to purchase from the Seller Parties the remaining 55% of outstanding shares of Schilling (the “Option Securities”) pursuant to the Unitholders Agreement by and among the Seller Parties and FMC Technologies, dated December 26, 2008 (the “Unitholders Agreement”). We currently own 45% of Schilling. Upon the closing of this transaction, which is expected on or about March 30, 2012, we will own 100% of Schilling which will be included in the consolidated subsidiaries reported in the Subsea Technologies segment.

The purchase price with respect to the Option Securities will be determined by applying the multiple of our market capital relative to our EBITDA for the year ended December 31, 2011 (determined in accordance with the terms of the Unitholders Agreement), to the EBITDA generated by Schilling during the year ended December 31, 2011 (subject to certain adjustments in accordance with the terms of the Unitholders Agreement). The consideration for the Option Securities will be paid in cash.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Our disclosure controls and procedures are designed to:

i)	ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

ii)	ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the results of our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective in providing this reasonable assurance as of December 31, 2011.

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors is incorporated herein by reference from the section entitled “Our Board of Directors” of our Proxy Statement for the 2012 Annual Meeting of Stockholders. Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each of these committees operates pursuant to a written charter setting out the functions and responsibilities of the committee. The charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors may be found on our website at www.fmctechnologies.com under “About Us—Corporate Governance” and are also available in print to any stockholder upon request without charge by submitting a written request to our Senior Vice President, General Counsel and Secretary, FMC Technologies, Inc., 1803 Gears Road, Houston, Texas 77067. Information concerning audit committee financial experts on the Audit Committee of the Board of Directors is incorporated herein by reference from the section entitled “Information about the Board of Directors—Committees of the Board of Directors—Audit Committee” of the Proxy Statement for the 2012 Annual Meeting of Stockholders.

Information regarding our executive officers is presented in the section entitled “Executive Officers of the Registrant” in Part I, Item I of this Annual Report on Form 10-K.

Information regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

Information required by this item is incorporated herein by reference from the sections entitled “Information about the Board of Directors—Director Compensation,” “Information about the Board of Directors—Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated herein by reference from the section entitled “Security Ownership of FMC Technologies Management and Holders of More Than 5% of Outstanding Shares of Common Stock” of our Proxy Statement for the 2012 Annual Meeting of Stockholders. Additionally, Equity Plan Compensation Information is presented in Part II, Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Information about the Board of Directors—Director Independence” of our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated herein by reference from the section entitled “Proposal to Ratify the Appointment of KPMG LLP” of our Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements and Related Report of Independent Registered Public Accounting Firm:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule and related Report of Independent Registered Public Accounting Firm:

See “Schedule II—Valuation and Qualifying Accounts” and the related Report of Independent Registered Public Accounting Firm included herein. All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto in Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits:

See Index of Exhibits beginning on page 76 of this Annual Report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts

(In thousands)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions and Other (b)	Balance at End of Period
Year ended December 31, 2009:
Allowance for doubtful accounts	$9,387	$3,309	$295	$4,997	$7,994
Valuation allowance for deferred tax assets	$1,966	$2,050	$(15)	$620	$3,381
Year ended December 31, 2010:
Allowance for doubtful accounts	$7,994	$4,014	$(188)	$785	$11,035
Valuation allowance for deferred tax assets	$3,381	$1,438	$61	$1,425	$3,455
Year ended December 31, 2011:
Allowance for doubtful accounts	$11,035	$(1,050)	$(179)	$2,007	$7,799
Valuation allowance for deferred tax assets	$3,455	$766	$(29)	$495	$3,697

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

FMC TECHNOLOGIES, INC. (Registrant)

By:	/S/ MARYANN T. SEAMAN
Maryann T. Seaman Senior Vice President and Chief Financial Officer

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Signature

February 27, 2012	/S/ JOHN T. GREMP John T. Gremp Chairman, President and Chief Executive Officer (Principal Executive Officer)

February 27, 2012	/S/ MARYANN T. SEAMAN Maryann T. Seaman Senior Vice President and Chief Financial Officer (Principal Financial Officer)

February 27, 2012	/S/ JAY A. NUTT Jay A. Nutt Vice President and Controller (Principal Accounting Officer)

February 27, 2012	/S/ MIKE R. BOWLIN Mike R. Bowlin, Director

February 27, 2012	/S/ PHILIP J. BURGUIERES Philip J. Burguieres, Director

February 27, 2012	/S/ ELEAZAR DE CARVALHO FILHO Eleazar De Carvalho Filho, Director

February 27, 2012	/S/ C. MAURY DEVINE C. Maury Devine, Director

February 27, 2012	/S/ DR. THORLEIF ENGER Dr. Thorleif Enger, Director

February 27, 2012	/S/ CLAIRE S. FARLEY Claire S. Farley, Director

Date	Signature

February 27, 2012	/S/ THOMAS M. HAMILTON Thomas M. Hamilton, Director

February 27, 2012	/S/ EDWARD J. MOONEY Edward J. Mooney, Director

February 27, 2012	/S/ JOSEPH H. NETHERLAND Joseph H. Netherland, Director

February 27, 2012	/S/ RICHARD A. PATTAROZZI Richard A. Pattarozzi, Director

February 27, 2012	/S/ JAMES M. RINGLER James M. Ringler, Director

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
2.1	Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (incorporated by reference from Exhibit 2.1 to the Form S-1/A filed on June 6, 2001) (Registration No. 333-55920).

2.2	Separation and Distribution Agreement by and between FMC Technologies, Inc. and John Bean Technologies Corporation, dated July 31, 2008 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on August 6, 2008) (File No. 001-16489).

2.2.a	Amendment, dated October 25, 2010, by and between FMC Technologies, Inc. and John Bean Technologies Corporation that amends the Separation and Distribution Agreement by and between FMC Technologies, Inc. and John Bean Technologies Corporation, dated July 31, 2008 (incorporated by reference from Exhibit 2.2.a to the Quarterly Report on Form 10-Q filed on November 3, 2010) (File No. 001-16489).

3.1	Amended and Restated Certificate of Incorporation of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2009) (File No. 001-16489).

3.1a	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on May 12, 2011) (File No. 001-16489).

3.2	Amended and Restated Bylaws of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 3, 2010) (File No. 001-16489).

4.1	Form of Specimen Certificate for FMC Technologies, Inc. Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001) (Registration No. 333-55920).

4.2	Rights Agreement, dated as of June 5, 2001, between FMC Technologies, Inc. and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001) (Registration No. 333-62996).

4.2.a	Amendment to Rights Agreement, dated as of September 8, 2009, between FMC Technologies, Inc. and National City Bank, as Rights Agent (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on September 14, 2009) (File No. 001-16489).

10.1	Tax Sharing Agreement by and among FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (incorporated by reference from Exhibit 10.1 to the Form S-1/A filed on June 6, 2001) (Registration No. 333-55920).

10.2	Employee Benefits Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 30, 2001 (incorporated by reference from Exhibit 10.2 to the Form S-1/A filed on June 6, 2001) (Registration No. 333-55920).

10.3	Transition Services Agreement between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (incorporated by reference from Exhibit 10.3 to the Form S-1/A filed on June 6, 2001) (Registration No. 333-55920).

10.4*	Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan, dated February 25, 2010 (incorporated by reference from Exhibit 10.4 to the Annual Report Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.4.a*	First Amendment to the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan, dated as of December 6, 2011.

10.5*	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from Exhibit 10.4d to the Quarterly Report on Form 10-Q filed on May 10, 2005) (File No. 001-16489).

10.6*	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director) (incorporated by reference from Exhibit 10.4e to the Quarterly Report on Form 10-Q filed on May 10, 2005) (File No. 001-16489).

10.7*	Form of Grant Agreement for Key Manager Restricted Stock Grant Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4f to the Quarterly Report on Form 10-Q filed on May 10, 2005) (File No. 001-16489).

10.8*	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from Exhibit 10.4g to the Quarterly Report on Form 10-Q filed on May 10, 2005) (File No. 001-16489).

Exhibit No.	Exhibit Description
10.9*	Form of Grant Agreement for Non-Qualified Stock Option Grant Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan (Non-Employee Director) (incorporated by reference from Exhibit 10.4h to the Quarterly Report on Form 10-Q filed on May 10, 2005) (File No. 001-16489).

10.10*	Form of Grant Agreement for Stock Appreciation Rights Grant Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4i to the Quarterly Report on Form 10-Q filed on May 10, 2005) (File No. 001-16489).

10.11*	Form of Grant Agreement for Performance Units Grant Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4j to the Quarterly Report on Form 10-Q filed on May 10, 2005) (File No. 001-16489).

10.12*	Form of Long Term Incentive Performance Share Restricted Stock Agreement Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.k to the Quarterly Report on Form 10-Q filed on May 9, 2006) (File No. 001-16489).

10.13*	Form of Long Term Incentive Performance Share Restricted Stock Agreement Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan (incorporated by reference from Exhibit 10.4.i to the Annual Report on Form 10-K filed on March 1, 2010) (File No 001-16489).

10.14*	Form of Long Term Incentive Restricted Stock Unit Agreement Pursuant to the FMC Technologies, Inc. Incentive Compensation and Stock Plan for Employees of FMC Technologies SA (incorporated by reference from Exhibit 10.4.j to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.15*	Form of FMC Technologies, Inc. Executive Severance Agreement (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K filed on February 27, 2009) (File No. 001-16489).

10.16*	FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.16.a*	First Amendment to the FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.a to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.16.b*	Eighth Amendment to the FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6h to the Quarterly Report on Form 10-Q filed on November 3, 2009) (File No. 001-16489).

10.16.c*	Ninth Amendment to the FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.c to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.17*	FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.d to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.17.a*	First Amendment to the FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.e to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.17.b*	Sixth Amendment to the FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan (incorporated by reference from Exhibit 10.6.f to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.18*	FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

Exhibit No.	Exhibit Description

10.18.a*	First Amendment to the FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 3, 2009) (File No. 001-16489).

10.19*	FMC Technologies, Inc. Equivalent Retirement Plan Grantor Trust Agreement (incorporated by reference from Exhibit 10.7.a to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.20*	FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.20.a*	First Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.b the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.20.b*	Second Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.1 the Quarterly Report on Form 10-Q filed on July 29, 2011) (File No. 001-16489).

10.20.c*	Third Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.2 the Quarterly Report on Form 10-Q filed on July 29, 2011) (File No. 001-16489).

10.20.d*	Fourth Amendment to the FMC Technologies, Inc. Savings and Investment Plan, dated December 22, 2011.

10.20.e*	Ninth Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8i to the Quarterly Report on Form 10-Q filed on November 3, 2009) (File No. 001-16489).

10.20.f*	Tenth Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8j to the Quarterly Report on Form 10-Q filed on November 3, 2009) (File No. 001-16489).

10.20.g*	Eleventh Amendment to the FMC Technologies, Inc. Savings and Investment Plan (incorporated by reference from Exhibit 10.8.e to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.21*	FMC Technologies, Inc. Savings and Investment Plan Trust Agreement (incorporated by reference from Exhibit 10.8.a to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.22*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.22.a*	First Amendment to the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan (incorporated by reference from Exhibit 10.9 the Quarterly Report on Form 10-Q filed on November 3, 2009) (File No. 001-16489).

10.23*	FMC Technologies, Inc. Non-Qualified Savings and Investment Plan Trust Agreement (incorporated by reference from Exhibit 10.9.a to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.24	Commercial Paper Dealer Agreement 4(2) Program between Banc of America Securities LLC and FMC Technologies Inc., dated as of January 24, 2003 (incorporated by reference from Exhibit 10.10 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.25	Commercial Paper Dealer Agreement 4(2) Program between Wells Fargo Brokerage Services, LLC and FMC Technologies, Inc., dated as of December 21, 2007 (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.26	Commercial Paper Dealer Agreement 4(2) Program between J.P. Morgan Securities Inc. and FMC Technologies, Inc., dated as of March 7, 2008 (incorporated by reference from Exhibit 10.12 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.27	Commercial Paper Dealer Agreement 4(2) Program between Citigroup Global Markets Inc. and FMC Technologies, Inc., dated as of January 2010 (incorporated by reference from Exhibit 10.13 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

Exhibit No.	Exhibit Description

10.28	Issuing and Paying Agency Agreement by and between Wells Fargo Bank, National Association and FMC Technologies, Inc., dated as of January 3, 2004 (incorporated by reference from Exhibit 10.14 to the Annual Report on Form 10-K filed on March 1, 2010). (File No. 001-16489).

10.29	$600,000,000 Five-Year Credit Agreement dated December 6, 2007 among FMC Technologies, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference from Exhibit 10.15 to the Current Report on Form 8-K filed on December 7, 2007) (File No. 001-16489).

10.30	$350,000,000 Credit Agreement dated January 13, 2010 among FMC Technologies, Inc., the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit 10 to the Current Report on Form 8-K filed on January 15, 2010) (File No. 001-16489).

10.31	Tax Sharing Agreement by and among FMC Technologies, Inc. and its affiliates and John Bean Technologies Corporation and its affiliates, dated July 31, 2008 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on August 6, 2008) (File No. 001-16489).

10.32	Securities Purchase Agreement by and among FMC Technologies, Inc., Schilling Robotics, Inc., Schilling Robotics, LLC and Tyler Schilling, dated December 24, 2008 (incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K filed on February 27, 2009) (File No. 001-16489).

10.33	Unitholders Agreement by and between FMC Technologies, Inc., Schilling Robotics, Inc. and Tyler Schilling, dated December 26, 2008 (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K filed on February 27, 2009) (File No. 001-16489).

10.34	Amended and Restated Operating Agreement by and among FMC Technologies, Inc., Schilling Robotics, Inc., Schilling Robotics Newco, LLC, Schilling Robotics, LLC and Tyler Schilling, dated December 26, 2008 (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K filed on February 27, 2009) (File No. 001-16489).

10.35	Purchase Agreement, dated September 9, 2009, by and between FMC Technologies, Inc., Direct Drive Systems, Inc., (“DDS”), each stakeholder in DDS signatory thereto (each, a “Seller”) and Vatche Artinian as the Sellers’ Representative (incorporated by reference from Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 3, 2009) (File No. 001-16489).

14.1	FMC Technologies, Inc. Code of Business Conduct and Ethics Including Provisions for Principal Executive and Financial Officers (incorporated by reference from Exhibit 14.1 to the Annual Report on Form 10-K filed on March 12, 2004) (File No. 001-16489).

21.1	Significant Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1**	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2**	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement
**	Furnished with this Form 10-K