Form 10-Q
period 2012-03-31
FMC TECHNOLOGIES INC
filed 2012-04-30
CIK 1135152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in  Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2012
Common Stock, par value $0.01 per share	239,108,485

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

(In millions, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue:
Product revenue	$1,191.1	$919.0
Service and other revenue	205.5	162.9

Total revenue	1,396.6	1,081.9
Costs and expenses:
Cost of product revenue	962.8	726.8
Cost of service and other revenue	140.9	115.9
Selling, general and administrative expense	136.2	115.2
Research and development expense	26.8	16.6

Total costs and expenses	1,266.7	974.5
Other income (expense), net	4.0	2.4

Income before net interest expense and income taxes	133.9	109.8
Net interest expense	(3.5)	(1.5)

Income before income taxes	130.4	108.3
Provision for income taxes	30.7	22.6

Net income	99.7	85.7
Net income attributable to noncontrolling interests	(0.9)	(0.5)

Net income attributable to FMC Technologies, Inc.	$98.8	$85.2

Earnings per share attributable to FMC Technologies, Inc. (Note 3):
Basic	$0.41	$0.35
Diluted	$0.41	$0.35
Weighted average shares outstanding (Note 3):
Basic	240.1	241.8
Diluted	241.3	243.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Net income	$99.7	$85.7
Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	23.6	22.0
Net gains (losses) on hedging instruments:
Net gains (losses) arising during the period	13.4	18.3
Reclassification adjustment for net losses (gains) included in net income	(1.1)	(1.8)

Net gains (losses) on hedging instruments (2)	12.3	16.5
Pension and other post-retirement benefits:
Reclassification adjustment for amortization of prior service cost (credit) included in net income	(0.2)	(0.2)
Reclassification adjustment for amortization of net actuarial loss (gain) included in net income	4.8	2.7
Reclassification adjustment for amortization of transition asset included in net income	—	(0.1)

Net pension and other postretirement benefits (3)	4.6	2.4

Other comprehensive income, net of tax	40.5	40.9

Comprehensive income	140.2	126.6
Comprehensive income attributable to noncontrolling interest	(0.9)	(0.5)

Comprehensive income attributable to FMC Technologies, Inc.	$139.3	$126.1

(1)	Net of income taxes of $0.4 and $4.8 for the three months ended March 31, 2012 and 2011, respectively.
(2)	Net of income taxes of $6.8 and $9.6 for the three months ended March 31, 2012 and 2011, respectively.
(3)	Net of income taxes of $2.4 and $1.3 for the three months ended March 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Balance Sheets

(In millions, except par value data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$361.6	$344.0
Trade receivables, net of allowances of $6.6 in 2012 and $7.8 in 2011	1,330.3	1,341.6
Inventories, net (Note 4)	788.3	712.2
Derivative financial instruments (Note 11)	81.0	69.9
Prepaid expenses	48.2	37.2
Deferred income taxes	67.5	77.8
Income taxes receivable	18.7	21.2
Other current assets	221.0	184.0

Total current assets	2,916.6	2,787.9
Investments	166.3	161.4
Property, plant and equipment, net of accumulated depreciation of $562.9 in 2012 and $528.0 in 2011	848.7	767.9
Goodwill	270.6	265.8
Intangible assets, net of accumulated amortization of $56.4 in 2012 and $52.8 in 2011	127.1	128.0
Deferred income taxes	56.3	67.1
Derivative financial instruments (Note 11)	65.7	44.6
Other assets	55.3	48.3

Total assets	$4,506.6	$4,271.0

Liabilities and equity
Current liabilities:
Short-term debt and current portion of long-term debt	$28.6	$587.6
Accounts payable, trade	562.4	546.8
Advance payments and progress billings	423.0	450.2
Accrued payroll	147.0	153.5
Derivative financial instruments (Note 11)	73.6	66.6
Income taxes payable	102.1	117.7
Deferred income taxes	48.7	5.1
Other current liabilities	297.9	305.4

Total current liabilities	1,683.3	2,232.9
Long-term debt, less current portion (Note 5)	713.1	36.0
Accrued pension and other postretirement benefits, less current portion	266.3	272.4
Derivative financial instruments (Note 11)	56.1	37.0
Deferred income taxes	65.5	111.9
Other liabilities	149.4	143.1
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (Note 10):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2012 or 2011	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2012 and 2011; 286.3 shares issued in 2012 and 2011; 239.1 and 237.8 shares outstanding in 2012 and 2011, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.2 shares in 2012 and 2011	(6.3)	(5.8)
Common stock held in treasury, at cost; 47.0 and 48.3 shares in 2012 and 2011, respectively	(1,014.9)	(1,041.9)
Capital in excess of par value of common stock	668.5	700.0
Retained earnings	2,313.5	2,214.7
Accumulated other comprehensive loss	(403.3)	(443.8)

Total FMC Technologies, Inc. stockholders’ equity	1,558.9	1,424.6
Noncontrolling interests	14.0	13.1

Total equity	1,572.9	1,437.7

Total liabilities and equity	$4,506.6	$4,271.0

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Cash provided (required) by operating activities:
Net income	$99.7	$85.7
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	24.4	20.3
Amortization	5.7	5.1
Employee benefit plan and stock-based compensation costs	22.5	17.5
Deferred income tax provision	4.7	6.2
Unrealized (gain) loss on derivative instruments	10.6	(0.7)
Other	0.8	1.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	36.8	25.5
Inventories, net	(68.2)	(41.2)
Accounts payable, trade	6.1	64.0
Advance payments and progress billings	(35.5)	(9.1)
Income taxes	(21.2)	(11.9)
Accrued pension and other postretirement benefits, net	(10.4)	(36.9)
Other assets and liabilities, net	(74.3)	(75.9)

Cash provided by operating activities	1.7	50.2

Cash provided (required) by investing activities:
Capital expenditures	(92.0)	(41.0)
Proceeds from disposal of assets	1.0	1.7

Cash required by investing activities	(91.0)	(39.3)

Cash provided (required) by financing activities:
Net increase in short-term debt	21.9	0.3
Net increase in commercial paper	96.2	63.0
Repayments of long-term debt	(0.1)	(5.2)
Proceeds from exercise of stock options	0.3	0.6
Purchase of treasury stock	(0.5)	(1.1)
Other	(12.7)	(8.0)

Cash provided by financing activities	105.1	49.6

Effect of exchange rate changes on cash and cash equivalents	1.8	0.8

Increase in cash and cash equivalents	17.6	61.3
Cash and cash equivalents, beginning of period	344.0	315.5

Cash and cash equivalents, end of period	$361.6	$376.8

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of FMC Technologies, Inc. and its consolidated subsidiaries (“FMC”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Our accounting policies are in accordance with U.S. GAAP. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from our estimates.

In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of the results that may be expected for the year ending December 31, 2012.

On February 25, 2011, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock. The stock split was completed in the form of a stock dividend that was issued on March 31, 2011, to shareholders of record at the close of business on March 14, 2011.

Note 2: Recently Adopted Accounting Standards

Effective January 1, 2012, we adopted an amendment issued by the Financial Accounting Standards Board (“FASB”) to existing guidance on fair value measurements. This amendment clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The adoption of the update did not have a material impact on our condensed consolidated financial statements.

Effective January 1, 2012, we adopted changes issued by the FASB to disclosure requirements for comprehensive income. The changes allow management the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. We elected the two-statement approach presenting other comprehensive income in a separate statement immediately following the statement of income. The updated requirements do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of the update concerns presentation only and did not have any financial impact on our condensed consolidated financial statements.

Note 3: Earnings per Share

A reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) calculation was as follows:

	Three Months Ended March 31,
(In millions, except per share data)	2012	2011
Net income attributable to FMC Technologies, Inc.	$98.8	$85.2

Weighted average number of shares outstanding	240.1	241.8
Dilutive effect of restricted stock units and stock options	1.2	2.0

Total shares and dilutive securities	241.3	243.8

Basic earnings per share attributable to FMC Technologies, Inc.	$0.41	$0.35

Diluted earnings per share attributable to FMC Technologies, Inc.	$0.41	$0.35

Note 4: Inventories

Inventories consisted of the following:

(In millions)	March 31, 2012	December 31, 2011
Raw materials	$149.0	$138.7
Work in process	139.2	126.7
Finished goods	657.5	594.4

Gross inventories before LIFO reserves and valuation adjustments	945.7	859.8
LIFO reserves and valuation adjustments	(157.4)	(147.6)

Inventories, net	$788.3	$712.2

Note 5: Debt

On March 26, 2012, we entered into a new $1.5 billion revolving credit agreement (“credit agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent. The credit agreement is a five-year, revolving credit facility expiring in March 2017. Subject to certain conditions, at our request and with the approval of the Administrative Agent, the aggregate commitments under the credit agreement may be increased by up to an additional $500 million.

Borrowings under the credit agreement bear interest at a base rate or the London interbank offered rate (“LIBOR”), at our option, plus an applicable margin. Depending on our total leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.125% to 1.75% and (ii) in the case of base rate loans, from 0.125% to 0.75%. The base rate is the highest of (1) the prime rate announced by JPMorgan Chase Bank, N.A., (2) the Federal Funds Rate plus 0.5% or (3) one-month LIBOR plus 1.0%.

In connection with the new credit agreement, we terminated and repaid all outstanding amounts under our previously existing $600 million five-year revolving credit agreement and our $350 million three-year revolving credit agreement.

Long-term debt consisted of the following:

(In millions)	March 31, 2012	December 31, 2011
Revolving credit facilities	$100.0	$100.0
Commercial paper (1)	576.3	480.1
Term loan	29.8	29.2
Property financing	7.5	7.3

Total long-term debt	713.6	616.6
Less: current portion	(0.5)	(580.6)

Long-term debt, less current portion	$713.1	$36.0

(1)	At December 31, 2011, debt outstanding from our $600 million five-year revolving credit facility and outstanding commercial paper were classified as short-term due to the credit facility’s maturity in December 2012. At March 31, 2012, committed credit available under our new credit agreement provided the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheet at March 31, 2012. Our commercial paper borrowings as of March 31, 2012, had a weighted average interest rate of 0.40%.

Note 6: Income Taxes

Our income tax provisions for the three months ended March 31, 2012 and 2011, reflected effective tax rates of 23.7% and 20.9%, respectively. Excluding a benefit related to recognizing a retroactive tax holiday in Singapore in the first quarter of 2011, our effective rate for income taxes for the first quarter of 2011 was 27.7%. The decrease from this adjusted rate to our first quarter 2012 effective tax rate is primarily due to changes in our international structure during the first quarter of 2012, partially offset by an unfavorable change in the forecasted country mix of earnings year-over-year. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.

Note 7: Warranty Obligations

Warranty cost and accrual information was as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Balance at beginning of period	$25.7	$22.4
Expense for new warranties	7.8	3.5
Adjustments to existing accruals	(1.6)	0.7
Claims paid	(11.8)	(5.5)

Balance at end of period	$20.1	$21.1

Note 8: Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2012		2011
(In millions)	U.S.	Int’l	U.S.	Int’l
Service cost	$3.7	$9.4	$3.2	$7.2
Interest cost	6.5	5.4	6.5	5.0
Expected return on plan assets	(9.9)	(6.6)	(9.3)	(6.1)
Amortization of transition asset	—	(0.1)	—	(0.1)
Amortization of actuarial losses, net	5.4	2.0	3.0	1.2

Net periodic benefit cost	$5.7	$10.1	$3.4	$7.2

	Other Postretirement Benefits
	Three Months Ended March 31,
(In millions)	2012	2011
Service cost	$—	$0.1
Interest cost	0.1	0.1
Amortization of prior service benefit	(0.3)	(0.3)
Amortization of actuarial gains, net	—	(0.1)

Net periodic benefit cost	$(0.2)	$(0.2)

Note 9: Stock-Based Compensation

We have granted awards primarily in the form of nonvested stock units (also known as restricted stock in the plan document) under our Amended and Restated Incentive Compensation and Stock Plan (the “Plan”). We recognize compensation expense for awards under the Plan and the corresponding income tax benefits related to the expense. Stock-based compensation expense for nonvested stock awards was $7.3 million and $7.0 million for the three months ended March 31, 2012 and 2011, respectively.

In the three months ended March 31, 2012, we granted the following restricted stock awards to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value
Time-based	339
Performance-based	129	*
Market-based	65	*

Total Granted	533		$48.78

*	Assumes target payout

For current-year performance-based awards, actual payouts may vary from zero to 259 thousand shares and will be dependent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ending December 31, 2012. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.

For current-year market-based awards, actual payouts may vary from zero to 129 thousand shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return (“TSR”). Beginning in 2012, the payout for the TSR metric will continue to be determined based on our performance relative to the peer group, but a payout is possible regardless of whether our TSR for the year is positive or negative. If our TSR for the year is not positive, the payout with respect to TSR is limited to the target established by the Compensation Committee of the Board of Directors. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.

Note 10: Stockholders’ Equity

There were no cash dividends declared during the three months ended March 31, 2012 and 2011.

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

Repurchase of shares of common stock was as follows:

	Three Months Ended March 31,
(In millions, except share data)	2012	2011
Shares of common stock repurchased	10,000	27,000
Value of common stock repurchased	$0.5	$1.1

As of March 31, 2012, approximately 17.3 million shares remained available for purchase under the current program which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.

During the three months ended March 31, 2012, 1.3 million shares were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2011, 975 thousand shares were issued from treasury stock.

Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2010	$(51.7)	$6.1	$(206.5)	$(252.1)
Other comprehensive income (loss)	(51.1)	(22.8)	(117.8)	(191.7)

December 31, 2011	(102.8)	$(16.7)	$(324.3)	$(443.8)
Other comprehensive income (loss)	23.6	12.3	4.6	40.5

March 31, 2012	$(79.2)	$(4.4)	$(319.7)	$(403.3)

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

Interest rate swap instruments—The purpose of these instruments is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate. At March 31, 2012, we held three instruments that in the aggregate, hedge the interest expense on $100.0 million of variable-rate debt.

Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At March 31, 2012, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	111.4	60.8
British pound	(2.3)	(3.6)
Euro	27.0	36.1
Malaysian ringgit	98.0	32.0
Norwegian krone	2,654.0	466.0
Singapore dollar	158.0	125.6
U.S. dollar	(702.3)	(702.3)

Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At March 31, 2012, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	(47.0)	(48.8)
British pound	27.1	43.4
Euro	32.5	43.5
Norwegian krone	(420.8)	(73.9)
U.S. dollar	24.5	24.5

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

	March 31, 2012		December 31, 2011
(in millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$66.0	$57.2	$60.8	$58.3
Long-term – Derivative financial instruments	41.0	42.1	26.4	28.7
Interest rate contracts:
Current – Derivative financial instruments	—	1.3	—	1.6
Long-term – Derivative financial instruments	—	—	—	—

Total derivatives designated as hedging instruments	107.0	100.6	87.2	88.6

Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	15.0	15.1	9.1	6.7
Long-term – Derivative financial instruments	24.7	14.0	18.2	8.3

Total derivatives not designated as hedging instruments	39.7	29.1	27.3	15.0

Total derivatives	$146.7	$129.7	$114.5	$103.6

We recognized gains of $0.2 million on cash flow hedges for the three months ended March 31, 2012 and 2011, due to hedge ineffectiveness because it was probable that the original forecasted transaction would not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive losses of $4.4 million and $16.7 million at March 31, 2012, and December 31, 2011, respectively. We expect to transfer an approximate $2.4 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the end of 2015.

The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying condensed consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended March 31,
(In millions)	2012	2011
Interest rate contracts	$0.3	$0.4
Foreign exchange contracts	20.6	28.2

Total	$20.9	$28.6

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,
(In millions)	2012	2011
Foreign exchange contracts:
Revenue	$4.4	$4.4
Cost of sales	(2.6)	(2.1)
Selling, general and administrative expense	(0.1)	0.1

Total	$1.7	$2.4

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
(In millions)	2012	2011
Foreign exchange contracts:
Revenue	$3.1	$2.1
Cost of sales	(3.0)	(3.4)

Total	$0.1	$(1.3)

Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended March 31,
(In millions)	2012	2011
Foreign exchange contracts:
Revenue	$1.1	$2.8
Cost of sales	(0.5)	(0.3)
Other income (expense), net	5.3	0.8

Total	$5.9	$3.3

Note 12: Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2012				December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$20.8	$20.8	$—	$—	$19.0	$19.0	$—	$—
Fixed income	8.7	8.7	—	—	8.1	8.1	—	—
Stable value fund	4.4	—	4.4	—	3.3	—	3.3	—
Other	2.9	2.9	—	—	2.4	2.4	—	—
Derivative financial instruments:
Foreign exchange contracts	146.7	—	146.7	—	114.5	—	114.5	—

Total assets	$183.5	$32.4	$151.1	$—	$147.3	$29.5	$117.8	$—

Liabilities
Derivative financial instruments:
Interest rate contracts	$1.3	$—	$1.3	$—	$1.6	$—	$1.6	$—
Foreign exchange contracts	128.4	—	128.4	—	102.0	—	102.0	—
Contingent earn-out consideration	60.9	—	—	60.9	57.5	—	—	57.5

Total liabilities	$190.6	$—	$129.7	$60.9	$161.1	$—	$103.6	$57.5

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

Contingent earn-out consideration —We determined the fair value of the contingent earn-out consideration using a discounted cash flow model. The key assumptions used in applying the income approach are the expected profitability and debt, net of cash, of the acquired company during the earn-out period and the discount rate which approximates our debt credit rating. The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the contingent earn-out consideration are recorded as cost of service or other revenue in our condensed consolidated statements of income.

Changes in the fair value of our Level 3 contingent earn-out consideration obligation were as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Balance at beginning of period	$57.5	$59.0
Remeasurement adjustment	0.6	0.4
Foreign currency translation adjustment	2.8	3.1

Balance at end of period	$60.9	$62.5

Other fair value disclosures—The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper and debt associated with our term loan and revolving credit facility, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value because of their short-term maturities.

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

Note 13: Commitments and Contingent Liabilities

In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. The majority of these financial instruments represent guarantees of our future performance. Additionally, we were the named guarantor on certain letters of credit and performance bonds issued by our former subsidiary, John Bean Technologies Corporation (“JBT”). Pursuant to the terms of the Separation and Distribution Agreement, dated July 31, 2008, between FMC and JBT (the “JBT Separation and Distribution Agreement”), we are fully indemnified by JBT with respect to certain residual obligations. Management does not expect any of these financial instruments to result in losses that, if incurred, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Contingent liabilities associated with legal matters— We are involved in various pending or potential legal actions in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions, because of the inherent uncertainty of litigation. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In addition, under the Separation and Distribution Agreement, dated May 31, 2001, between FMC Corporation and FMC, FMC Corporation is required to indemnify us for certain claims made prior to our spin-off from FMC Corporation, as well as for other claims related to discontinued operations. Under the JBT Separation and Distribution Agreement, JBT is required to indemnify us for certain claims made prior to the spin-off of our Airport and FoodTech businesses, as well as for other claims related to JBT products or business operations. We expect that FMC Corporation will bear responsibility for a majority of these claims initiated subsequent to the spin-off, and that JBT will bear responsibility for other claims initiated subsequent to the spin-off.

Contingent liabilities associated with liquidated damages—Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other legal analysis, management believes that we have appropriately accrued for probable liquidated damages at March 31, 2012, and December 31, 2011, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows.

Note 14: Business Segment Information

Segment revenue and segment operating profit were as follows:

	Three Months Ended March 31,
(In millions)	2012	2011
Segment revenue
Subsea Technologies	$894.9	$689.5
Surface Technologies	377.8	291.3
Energy Infrastructure	137.0	103.0
Other revenue (1) and intercompany eliminations	(13.1)	(1.9)

Total revenue	$1,396.6	$1,081.9

Income before income taxes:
Segment operating profit:
Subsea Technologies	$75.1	$70.0
Surface Technologies	78.0	51.4
Energy Infrastructure	9.3	4.5

Total segment operating profit	162.4	125.9

	Three Months Ended March 31,
(In millions)	2012	2011
Corporate items:
Corporate expense (2)	(8.5)	(8.4)
Other revenue (1) and other expense, net (3)	(20.9)	(8.2)
Net interest expense	(3.5)	(1.5)

Total corporate items	(32.9)	(18.1)

Income before income taxes attributable to FMC Technologies, Inc.	$129.5	$107.8

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.
(2)	Corporate expense primarily includes corporate staff expenses.
(3)	Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and assets were as follows:

(In millions)	March 31, 2012	December 31, 2011
Segment operating capital employed (1):
Subsea Technologies	$1,332.6	$1,218.2
Surface Technologies	682.2	620.5
Energy Infrastructure	396.8	365.5

Total segment operating capital employed	2,411.6	2,204.2
Segment liabilities included in total segment operating capital employed (2)	1,496.2	1,521.1
Corporate (3)	598.8	545.7

Total assets	$4,506.6	$4,271.0

Segment assets:
Subsea Technologies	$2,434.0	$2,377.7
Surface Technologies	974.9	879.1
Energy Infrastructure	522.6	488.0
Intercompany eliminations	(23.7)	(19.5)

Total segment assets	3,907.8	3,725.3
Corporate (3)	598.8	545.7

Total assets	$4,506.6	$4,271.0

(1)	FMC’s management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes, and LIFO inventory reserves.
(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.
(3)	Corporate includes cash, LIFO inventory reserves, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

Note 15: Subsequent Event

On April 25, 2012, we completed the acquisition of the remaining 55% interest of Schilling Robotics LLC for the purchase price of $281.4 million. Schilling is a supplier of advanced robotic intervention products, including a line of remotely operated vehicle (ROV) systems, manipulator systems and subsea control systems. The acquisition of Schilling is expected to enhance our growth opportunities in the expanding subsea environment, where demand for ROVs and the need for maintenance activities of subsea equipment is expected to continue to increase. Purchase price accounting was not completed as of the filing date of this Quarterly Report on Form 10-Q, and as such, disclosure requirements for business combinations are not provided.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.

All of our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements, include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as the following:

•	Demand for our systems and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	Potential liabilities arising out of the installation or use of our systems;

•	Continuing consolidation within our customers’ industries;

•	U.S. and international laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations;

•	Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business;

•	Fluctuations in currency markets worldwide;

•	Cost overruns that may affect profit realized on our fixed price contracts;

•	The cumulative loss of major contracts or alliances;

•	Our dependence on the continuing services of key managers and employees and our ability to attract, retain and motivate additional highly-skilled employees for the operation and expansion of our business;

•	Rising costs and availability of raw materials;

•	A failure of our information technology infrastructure or any significant breach of security;

•	Our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	The outcome of uninsured claims and litigation against us;

•	Disruptions in the timely delivery of our backlog and its effect on our future sales, profitability and our relationships with our customers; and

•	Disruptions in the financial and credit markets and its impact on our customers’ activity levels, spending for our products and services and ability to pay amounts owed us.

We wish to caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended March 31,		Change
(In millions, except %)	2012	2011	$	%
Revenue	$1,396.6	$1,081.9	314.7	29.1
Costs and expenses:
Cost of sales	1,103.7	842.7	261.0	31.0
Selling, general and administrative expense	136.2	115.2	21.0	18.2
Research and development expense	26.8	16.6	10.2	61.4

Total costs and expenses	1,266.7	974.5	292.2	30.0
Other income (expense), net	4.0	2.4	1.6	*
Net interest expense	(3.5)	(1.5)	(2.0)	(133.3)

Income before income taxes	130.4	108.3	22.1	20.4
Provision for income taxes	30.7	22.6	8.1	35.8

Net income	99.7	85.7	14.0	16.3
Net income attributable to noncontrolling interests	(0.9)	(0.5)	(0.4)	(80.0)

Net income attributable to FMC Technologies, Inc	$98.8	$85.2	13.6	16.0

*	Not meaningful

Revenue increased by $314.7 million in the first quarter of 2012 compared to the prior-year quarter and reflected revenue growth in all business segments. Revenue in the first quarter of 2012 included a $14.4 million unfavorable impact of foreign currency translation, compared to the prior-year quarter. We entered 2012 with record backlog and continued to have strong order activity during the first quarter of 2012 for both subsea and surface products. The impact of the higher backlog coming into 2012 led to increased Subsea Technologies sales during the first quarter of 2012. Additionally, Surface Technologies posted higher revenue during the first quarter of 2012 from increased demand for Weco®/Chiksan® equipment and well service pumps due to the ongoing strength of the North American oil and gas shale markets.

Gross profit (revenue less cost of sales) decreased as a percentage of sales to 21.0% in the first quarter of 2012, from 22.1% in the prior-year quarter. The margin decline was predominantly due to the conversion of lower margin subsea backlog from projects awarded prior to 2011, inefficiencies of integrating a rapidly increasing workforce and higher project execution costs, partially offset by margin improvements in Surface Technologies due to higher fluid control volumes. Gross profit for the first quarter of 2012, included a $2.9 million unfavorable impact of foreign currency translation.

Selling, general and administrative expense increased by $21.0 million year-over-year, driven by increased bid activity and additional staffing to support operations.

Research and development expense increased by $10.2 million year-over-year as we continued to advance new technologies pertaining primarily to subsea processing capabilities.

Other income (expense), net, reflected $1.5 million and $0.2 million in gains during the three months ended March 31, 2012 and 2011, respectively, on foreign currency derivative instruments for which hedge accounting is not applied. Additionally, we recognized $2.2 million and $1.2 million in gains during the three months ended March 31, 2012 and 2011, respectively, associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan.

Our income tax provisions for the first quarter of 2012 and 2011 reflected effective tax rates of 23.7% and 20.9%, respectively. Excluding a benefit related to recognizing a retroactive tax holiday in Singapore in the first quarter of 2011, our effective rate for income taxes for the first quarter of 2011 was 27.7%. The decrease from this adjusted rate to our first quarter 2012 rate is primarily due to changes in the our international structure during the first quarter of 2012, partially offset by an unfavorable change in the forecasted country mix of earnings year-over-year. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,149 million at March 31, 2012. The Company would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. The Company has no current intention to repatriate these earnings.

Business Outlook

Management remains optimistic about business activity for 2012. The current energy markets continue to reflect the slowly expanding global economies and firming expectations of increased energy demand. As a result of the rising expectations for energy demand, oil prices have remained strong in the first quarter of 2012 and at a level that remains conducive to oil and gas exploration and production. We expect the strength in oil prices to continue through the remainder of 2012. Demand continues to improve for our subsea products and services related to exploration and production activity, leading to expectations of higher subsea revenue and increasing margins during 2012. Although our margins over the last few quarters were negatively impacted due, in part, to our rapidly increasing workforce, we believe the workforce additions are preparing us for the anticipated subsea market growth. In addition, we believe economic factors will remain strong for our subsea technologies operations worldwide. Regarding our surface technologies portfolio, North American shale activity remained strong during the first quarter of 2012; however, we anticipate a possible slowdown in capital orders as a result of hydraulic fracturing fleets aligning with market demand. This could have an impact on segment revenue and profits.

OPERATING RESULTS OF BUSINESS SEGMENTS

THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended March 31,		Favorable/ (Unfavorable)
(In millions, except %)	2012	2011	$	%
Revenue
Subsea Technologies	$894.9	$689.5	205.4	29.8
Surface Technologies	377.8	291.3	86.5	29.7
Energy Infrastructure	137.0	103.0	34.0	33.0
Other revenue and intercompany eliminations	(13.1)	(1.9)	(11.2)	*

Total revenue	$1,396.6	$1,081.9	314.7	29.1

Segment Operating Profit
Subsea Technologies	$75.1	$70.0	5.1	7.3
Surface Technologies	78.0	51.4	26.6	51.8
Energy Infrastructure	9.3	4.5	4.8	106.7

Total segment operating profit	162.4	125.9	36.5	29.0

Corporate Items
Corporate expense	(8.5)	(8.4)	(0.1)	(1.2)
Other revenue and other expense, net	(20.9)	(8.2)	(12.7)	(154.9)
Net interest expense	(3.5)	(1.5)	(2.0)	(133.3)

Total corporate items	(32.9)	(18.1)	(14.8)	(81.8)

Income before income taxes	129.5	107.8	21.7	20.1
Provision for income taxes	30.7	22.6	(8.1)	(35.8)

Net income attributable to FMC Technologies, Inc.	$98.8	$85.2	13.6	16.0

*	Not meaningful

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facility, income taxes and other revenue and other expense, net.

Subsea Technologies

Subsea Technologies’ revenue increased $205.4 million year-over-year. Revenue for the first quarter of 2012 included a $10.9 million unfavorable impact of foreign currency translation, compared to the prior-year quarter. Excluding the impact of foreign currency translation, total revenue increased by $216.3 million year-over-year. Subsea Technologies revenue is primarily impacted by the level of backlog and trends in oil and gas exploration and production activity. We entered the year with record subsea backlog and continued to have strong order activity during the first quarter of 2012, including our Pre-Salt Tree award with Petrobras. The year-over-year increase in revenue was primarily attributable to the conversion of a higher level of subsea backlog in the first quarter of 2012, compared to the prior-year quarter.

Subsea Technologies’ operating profit in the first quarter of 2012 totaled $75.1 million, or 8.4% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 10.2%. The year-over-year margin decline was predominantly due to the conversion of lower margin subsea backlog from projects awarded prior to 2011, inefficiencies of integrating a rapidly increasing workforce and higher project execution costs. Foreign currency translation unfavorably impacted operating profit in the first quarter of 2012 by $1.1 million compared to the prior-year quarter.

Surface Technologies

Surface Technologies’ revenue increased by $86.5 million year-over-year. The increase was driven by strong demand for fluid control products, particularly Weco®/Chiksan® equipment, coupled with an increased demand for well service pumps due to the strength of North American oil and gas shale activity. In addition, surface wellhead markets in North America also led to revenue growth year-over-year primarily due to conventional wellhead system sales and increased services related to hydraulic fracturing activity.

Surface Technologies’ operating profit in the first quarter of 2012 totaled $78.0 million, or 20.6% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 17.6%. The margin improvement was primarily driven by higher volumes in our fluid control business, which benefited from strong North American oil and gas shale activity, coupled with improved margins in surface wellhead due to increased services related to hydraulic fracturing activity and strengthening international performance.

Energy Infrastructure

Energy Infrastructure’s revenue increased by $34.0 million year-over-year. The increase was driven by strong demand for our measurement solutions products and services due to the strength of North American oil and gas shale activity.

Energy Infrastructure’s operating profit in the first quarter of 2012 totaled $9.3 million, or 6.8% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 4.4%. The margin improvement was primarily driven by our measurement solutions business from higher margins in product sales.

Corporate Items

Our corporate items reduced earnings by $32.9 million in 2012, compared to $18.1 million in 2011. The year-over-year increase primarily reflected the following:

•	unfavorable variance in foreign currency translation of $9.4 million;

•	unfavorable variance related to higher pension expense of $2.3 million; and an

•	unfavorable variance related to higher interest expense of $2.0 million.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2012	2011
Subsea Technologies	$1,428.8	$939.9
Surface Technologies	424.7	275.2
Energy Infrastructure	192.2	148.9
Intercompany eliminations and other	2.3	(2.2)

Total inbound orders	$2,048.0	$1,361.8

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date.

	Order Backlog
(In millions)	March 31, 2012	December 31, 2011	March 31, 2011
Subsea Technologies	$4,688.5	$4,090.0	$3,953.1
Surface Technologies	627.8	577.7	394.9
Energy Infrastructure	285.4	226.9	230.6
Intercompany eliminations	(2.5)	(18.2)	(5.4)

Total order backlog	$5,599.2	$4,876.4	$4,573.2

Order backlog for Subsea Technologies at March 31, 2012, increased by $598.5 million compared to December 31, 2011, reflecting a significant award of approximately $925 million from Petrobras related to our Pre-Salt Tree award. Backlog of $4.7 billion at March 31, 2012, was composed of various subsea projects, including Anadarko’s Lucius; BG Norge’s Knarr; BP’s Block 18; Chevron’s Wheatstone; ExxonMobil’s Hibernia Southern Extension; Petrobras’ Tree and Manifold Frame Agreements, Congro & Corvina, and Pre-Salt Tree award; Shell’s Prelude, BC-10 Stage II, Bonga, and West Boreas; Statoil’s Statfjord Workover System and Fram H Nord; Total’s CLOV, GirRI, and Laggan-Tormore; and Woodside’s Greater Western Flank.

Surface Technologies’ order backlog at March 31, 2012, increased by $50.1 million compared to December 31, 2011. The increase was due to strong overall inbound orders, primarily in our surface wellhead business, during the three months ended March 31, 2012.

Energy Infrastructure’s order backlog at March 31, 2012, increased by $58.5 million compared to December 31, 2011. The increase was due to strong overall inbound orders, primarily in our loading systems business, during the three months ended March 31, 2012.

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

We expect to meet the continuing funding requirements of our U.S. operations with cash generated by such U.S. operations, with cash from earnings generated by non-U.S. operations that are not indefinitely reinvested and through our existing credit facility. If cash held by non-U.S. operations is required for funding operations in the United States, and if the applicable U.S. tax has not previously been provided on the earnings of such operations, we would make a provision for additional U.S. tax in connection with repatriating this cash, which may be material to our cash flows and results of operations.

We were in a net debt position at March 31, 2012. Net debt, or net cash, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net (debt) cash is a meaningful measure of our financial leverage and can assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net (debt) cash.

(In millions)	March 31, 2012	December 31, 2011
Cash and cash equivalents	$361.6	$344.0
Short-term debt and current portion of long-term debt	(28.6)	(587.6)
Long-term debt, less current portion	(713.1)	(36.0)

Net debt	$(380.1)	$(279.6)

The change in our net debt position was primarily due to capital expenditures and increased borrowings to fund working capital requirements, partially offset by higher net income during the three months ended March 31, 2012.

Cash Flows

We generated $1.7 million and $50.2 million in cash flows from operating activities during the three months ended March 31, 2012 and 2011, respectively. The decrease in cash flows from operating activities year-over-year was primarily due to changes in our working capital driven by our portfolio of projects. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. This unfavorable change was partially offset by higher net income.

During the three months ended March 31, 2012, cash flows required by investing activities totaled $91.0 million, primarily consisting of amounts required to fund capital expenditures. Capital expenditures increased by $51.0 million year-over-year, primarily reflecting our investment in capacity expansion, tooling, rental tools and equipment upgrades.

Cash provided by financing activities was $105.1 million and $49.6 million for the three months ended March 31, 2012 and 2011, respectively. The year-over-year change was primarily related to an increase in borrowings from our commercial paper program.

Debt and Liquidity

The following is a summary of our credit facility at March 31, 2012:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$1,500.0	$100.0	$576.3	$6.0	$817.7	March 2017

(a)	Under our commercial paper program, we have the ability to access up to $750.0 million of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $576.3 million of commercial paper issued under our facility at March 31, 2012. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at March 31, 2012.

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

Outlook

Historically, we have generated our capital resources primarily through operations and, when needed, through our credit facility. The volatility in credit, equity and commodity markets creates uncertainty for our businesses. Management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and our credit facility.

We project spending approximately $350 million during 2012 for capital expenditures, largely for capacity expansion in our subsea technologies manufacturing, and tools necessary to expand offshore service capabilities. We expect to make contributions of approximately $24.7 million to our international pension plans during the remainder of 2012. We may also make discretionary contributions to our domestic qualified pension plan during the remainder of 2012. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

We have $817.7 million of capacity available under our credit facility that we expect to utilize if working capital temporarily increases in response to market demand. We also continue to evaluate acquisitions, divestitures and joint ventures that meet our strategic priorities. Our intent is to maintain a level of financing sufficient to meet these objectives. We anticipate cash outlays during the second quarter of 2012 related to the closing of the acquisition of the remaining 55% of Schilling Robotics LLC and the closing of the 100% acquisition of Control Systems International, Inc.

CRITICAL ACCOUNTING ESTIMATES

Refer to our Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion of our critical accounting estimates. During the three months ended March 31, 2012, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Our disclosure controls and procedures are designed to:

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

There were no changes in internal controls identified in the evaluation for the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes or updates in our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We had no unregistered sales of equity securities during the three months ended March 31, 2012.

The following table summarizes repurchases of our common stock during the three months ended March 31, 2012.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2012—January 31, 2012	12,370	$51.86	10,000	17,269,918
February 1, 2012—February 29, 2012	9,080	$51.72	—	17,269,918
March 1, 2012—March 31, 2012	14,530	$50.15	—	17,269,918

Total	35,980	$51.13	10,000	17,269,918

(a)	Represents 10,000 shares of common stock repurchased and held in treasury and 25,980 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 23,950 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended March 31, 2012.
(b)	In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock splits (i) on August 31, 2007, the authorization was increased to 30 million shares; and (ii) on March 31, 2011, the authorization was increased to 60 million shares. In December 2011, the Board of Directors authorized an extension of our repurchase program, adding 15 million shares, for a total of 75 million shares. In addition to the 75 million shares, in July 2008, the Board of Directors authorized the repurchase of $95.0 million of our outstanding common stock, and as of September 2008, there was no remaining amount available for purchase under the $95.0 million authorization.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Exhibits

Number in Exhibit Table	Description
2.1	Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (incorporated by reference from Exhibit 2.1 to the Form S-1/A filed on June 6, 2001) (Registration No. 333-55920).

2.2	Separation and Distribution Agreement by and between FMC Technologies, Inc. and John Bean Technologies Corporation, dated July 31, 2008 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on August 6, 2008) (File No. 001-16489).

2.2.a	Amendment, dated October 25, 2010, by and between FMC Technologies, Inc. and John Bean Technologies Corporation that amends the Separation and Distribution Agreement by and between FMC Technologies, Inc. and John Bean Technologies Corporation, dated July 31, 2008 (incorporated by reference from Exhibit 2.2.a to the Quarterly Report on Form 10-Q filed on November 3, 2010) (File No. 001-16489).

3.1	Amended and Restated Certificate of Incorporation of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2009) (File No. 001-16489).

3.1.a	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on May 12, 2011) (File No. 001-16489).

3.2	Amended and Restated Bylaws of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 3, 2010) (File No. 001-16489).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001) (File No. 333-55920).

4.2	Rights Agreement, dated as of June 5, 2001, between FMC Technologies, Inc. and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001) (Registration No. 333-62996).

4.2.a	Amendment to Rights Agreement, dated as of September 8, 2009, between FMC Technologies, Inc. and National City Bank, as Rights Agent (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on September 14, 2009) (File No. 001-16489).

10.1	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2012) (File No. 001-16489).

10.2	$1,500,000,000 Credit Agreement, dated as of March 26, 2012, by and among FMC Technologies, Inc., as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; The Royal Bank of Scotland plc, as Syndication Agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd., DNB Bank ASA, Grand Cayman Branch, and Wells Fargo Bank, National Association, as Co-Documentation Agents; J.P. Morgan Securities LLC, RBS Securities Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., DNB Markets, Inc. and Wells Fargo Securities, LLC, as Joint Bookrunners and Co-Lead Arrangers; and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on March 27, 2012) (File No. 001-16489).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1 *	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2 *	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Number in Exhibit Table	Description

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Furnished with this Quarterly Report on Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC Technologies, Inc.

(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)

Date: April 30, 2012

EXHIBIT INDEX

Number in Exhibit Table	Description
2.1	Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (incorporated by reference from Exhibit 2.1 to the Form S-1/A filed on June 6, 2001) (Registration No. 333-55920).

2.2	Separation and Distribution Agreement by and between FMC Technologies, Inc. and John Bean Technologies Corporation, dated July 31, 2008 (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on August 6, 2008) (File No. 001-16489).

2.2.a	Amendment, dated October 25, 2010, by and between FMC Technologies, Inc. and John Bean Technologies Corporation that amends the Separation and Distribution Agreement by and between FMC Technologies, Inc. and John Bean Technologies Corporation, dated July 31, 2008 (incorporated by reference from Exhibit 2.2.a to the Quarterly Report on Form 10-Q filed on November 3, 2010) (File No. 001-16489).

3.1	Amended and Restated Certificate of Incorporation of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 7, 2009) (File No. 001-16489).

3.1.a	Second Certificate of Amendment of Amended and Restated Certificate of Incorporation of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on May 12, 2011) (File No. 001-16489).

3.2	Amended and Restated Bylaws of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 3, 2010) (File No. 001-16489).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001) (File No. 333-55920).

4.2	Rights Agreement, dated as of June 5, 2001, between FMC Technologies, Inc. and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001) (Registration No. 333-62996).

4.2.a	Amendment to Rights Agreement, dated as of September 8, 2009, between FMC Technologies, Inc. and National City Bank, as Rights Agent (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on September 14, 2009) (File No. 001-16489).

10.1	Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2012) (File No. 001-16489).

10.2	$1,500,000,000 Credit Agreement, dated as of March 26, 2012, by and among FMC Technologies, Inc., as Borrower; JPMorgan Chase Bank, N.A., as Administrative Agent; The Royal Bank of Scotland plc, as Syndication Agent; The Bank of Tokyo-Mitsubishi UFJ, Ltd., DNB Bank ASA, Grand Cayman Branch, and Wells Fargo Bank, National Association, as Co-Documentation Agents; J.P. Morgan Securities LLC, RBS Securities Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd., DNB Markets, Inc. and Wells Fargo Securities, LLC, as Joint Bookrunners and Co-Lead Arrangers; and the other lenders party thereto (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on March 27, 2012) (File No. 001-16489).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1 *	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2 *	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Number in Exhibit Table	Description

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Furnished with this Quarterly Report on Form 10-Q