Form 10-Q
period 2012-06-30
FMC TECHNOLOGIES INC
filed 2012-07-27
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
Commission File Number 1-16489
________________________________________________________
FMC Technologies, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________

Delaware	36-4412642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1803 Gears Road, Houston, Texas	77067
(Address of principal executive offices)	(Zip Code)
(281) 591-4000
(Registrant’s telephone number, including area code)
________________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in  Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2012
Common Stock, par value $0.01 per share	238,384,536

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Product revenue	$1,274.6	$1,042.9	$2,465.7	$1,961.9
Service and other revenue	220.3	186.5	425.8	349.4
Total revenue	1,494.9	1,229.4	2,891.5	2,311.3
Costs and expenses:
Cost of product revenue	1,024.9	832.5	1,987.7	1,559.3
Cost of service and other revenue	155.4	121.4	296.3	237.3
Selling, general and administrative expense	140.2	116.5	276.4	231.7
Research and development expense	26.3	21.6	53.1	38.2
Total costs and expenses	1,346.8	1,092.0	2,613.5	2,066.5
Other income (expense), net	16.1	2.5	20.1	4.9
Income before net interest expense and income taxes	164.2	139.9	298.1	249.7
Net interest expense	(6.4)	(2.1)	(9.9)	(3.6)
Income before income taxes	157.8	137.8	288.2	246.1
Provision for income taxes	44.6	42.2	75.3	64.8
Net income	113.2	95.6	212.9	181.3
Net income attributable to noncontrolling interests	(1.3)	(1.3)	(2.2)	(1.8)
Net income attributable to FMC Technologies, Inc.	$111.9	$94.3	$210.7	$179.5
Earnings per share attributable to FMC Technologies, Inc. (Note 3):
Basic	$0.47	$0.39	$0.88	$0.74
Diluted	$0.46	$0.39	$0.87	$0.74
Weighted average shares outstanding (Note 3):
Basic	240.2	241.9	240.2	241.8
Diluted	241.5	243.8	241.4	243.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$113.2	$95.6	$212.9	$181.3
Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	(57.3)	20.1	(33.7)	42.1
Net gains (losses) on hedging instruments:
Net gains (losses) arising during the period	(8.8)	8.3	4.6	26.6
Reclassification adjustment for net losses (gains) included in net income	2.1	(5.6)	1.0	(7.3)
Net gains (losses) on hedging instruments (2)	(6.7)	2.7	5.6	19.3
Pension and other post-retirement benefits:
Reclassification adjustment for amortization of prior service cost (credit) included in net income	(0.2)	(0.2)	(0.4)	(0.4)
Reclassification adjustment for amortization of net actuarial loss (gain) included in net income	5.4	3.0	10.2	5.7
Reclassification adjustment for amortization of transition asset included in net income	—	(0.1)	—	(0.2)
Net pension and other postretirement benefits (3)	5.2	2.7	9.8	5.1
Other comprehensive income, net of tax	(58.8)	25.5	(18.3)	66.5
Comprehensive income	54.4	121.1	194.6	247.8
Comprehensive income attributable to noncontrolling interest	(1.3)	(1.3)	(2.2)	(1.8)
Comprehensive income attributable to FMC Technologies, Inc.	$53.1	$119.8	$192.4	$246.0
_______________________

(1)
Net of income tax (expense) benefit of $1.3 and $(1.9) for the three months ended June 30, 2012 and 2011, respectively, and $0.9 and $(6.7) for the six months ended June 30, 2012 and 2011 respectively.

(2)
Net of income tax (expense) benefit of $2.6 and $(1.4) for the three months ended June 30, 2012 and 2011, respectively, and $(4.2) and $(11.0) for the six months ended June 30, 2012 and 2011, respectively.

(3)
Net of income tax (expense) benefit of $(2.8) and $(1.4) for the three months ended June 30, 2012 and 2011, respectively, and $(5.2) and $(2.7) for the six months ended June 30, 2012 and June 30, 2011, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets
(In millions, except par value data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$275.3	$344.0
Trade receivables, net of allowances of $4.4 in 2012 and $7.8 in 2011	1,566.9	1,341.6
Inventories, net (Note 5)	881.3	712.2
Derivative financial instruments (Note 12)	45.0	69.9
Prepaid expenses	48.0	37.2
Deferred income taxes	62.6	77.8
Income taxes receivable	30.9	21.2
Other current assets	215.5	184.0
Total current assets	3,125.5	2,787.9
Investments	32.2	161.4
Property, plant and equipment, net of accumulated depreciation of $568.5 in 2012 and $528.0 in 2011	910.7	767.9
Goodwill	505.6	265.8
Intangible assets, net of accumulated amortization of $57.2 in 2012 and $52.8 in 2011	302.0	128.0
Deferred income taxes	58.4	67.1
Derivative financial instruments (Note 12)	25.0	44.6
Other assets	54.1	48.3
Total assets	$5,013.5	$4,271.0
Liabilities and equity
Short-term debt and current portion of long-term debt	$102.1	$587.6
Accounts payable, trade	550.2	546.8
Advance payments and progress billings	447.9	450.2
Accrued payroll	163.9	153.5
Derivative financial instruments (Note 12)	37.0	66.6
Income taxes payable	128.0	117.7
Deferred income taxes	74.6	5.1
Other current liabilities	340.4	305.4
Total current liabilities	1,844.1	2,232.9
Long-term debt, less current portion (Note 6)	1,114.1	36.0
Accrued pension and other postretirement benefits, less current portion	266.1	272.4
Derivative financial instruments (Note 12)	32.5	37.0
Deferred income taxes	24.7	111.9
Other liabilities	118.9	143.1
Commitments and contingent liabilities (Note 14)
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2012 or 2011	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2012 and 2011; 286.3 shares issued in 2012 and 2011; 238.6 and 237.8 shares outstanding in 2012 and 2011, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.2 shares in 2012 and 2011	(7.8)	(5.8)
Common stock held in treasury, at cost; 47.5 and 48.3 shares in 2012 and 2011, respectively	(1,035.1)	(1,041.9)
Capital in excess of par value of common stock	677.6	700.0
Retained earnings	2,425.4	2,214.7
Accumulated other comprehensive loss	(462.1)	(443.8)
Total FMC Technologies, Inc. stockholders’ equity	1,599.4	1,424.6
Noncontrolling interests	13.7	13.1
Total equity	1,613.1	1,437.7
Total liabilities and equity	$5,013.5	$4,271.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2012	2011
Cash provided (required) by operating activities:
Net income	$212.9	$181.3
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	51.8	41.0
Amortization	13.7	10.7
Gain (loss) on disposal of assets	0.2	(1.0)
Employee benefit plan and stock-based compensation costs	46.6	34.4
Deferred income tax provision	31.5	31.3
Unrealized (gain) loss on derivative instruments	14.5	(4.3)
Other	(4.6)	2.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(221.9)	(41.6)
Inventories, net	(127.7)	(115.2)
Accounts payable, trade	(5.4)	110.7
Advance payments and progress billings	(19.0)	(8.5)
Income taxes	(36.5)	(11.1)
Accrued pension and other postretirement benefits, net	(30.2)	(48.7)
Other assets and liabilities, net	(35.4)	(61.4)
Cash provided (required) by operating activities	(109.5)	120.1
Cash provided (required) by investing activities:
Capital expenditures	(191.1)	(102.8)
Acquisitions, net of cash and cash equivalents acquired	(328.6)	—
Other	1.4	(0.1)
Cash required by investing activities	(518.3)	(102.9)
Cash provided (required) by financing activities:
Net increase in short-term debt	68.9	—
Net increase in commercial paper	252.1	113.0
Proceeds from the issuance of long term debt	275.0	—
Repayments of long-term debt	(0.2)	(5.4)
Proceeds from exercise of stock options	0.3	0.6
Purchase of treasury stock	(21.0)	(7.2)
Other	(15.8)	(9.1)
Cash provided by financing activities	559.3	91.9
Effect of exchange rate changes on cash and cash equivalents	(0.2)	3.4
Increase (decrease) in cash and cash equivalents	(68.7)	112.5
Cash and cash equivalents, beginning of period	344.0	315.5
Cash and cash equivalents, end of period	$275.3	$428.0
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
Note 3: Earnings per Share
A reconciliation of the number of shares used for the basic and diluted earnings per share (“EPS”) calculation was as follows:

	Three Months Ended			Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2012	2011	2012	2011
Net income attributable to FMC Technologies, Inc.	$111.9	$94.3	$210.7	$179.5
Weighted average number of shares outstanding	240.2	241.9	240.2	241.8
Dilutive effect of restricted stock units and stock options	1.3	1.9	1.2	2.0
Total shares and dilutive securities	241.5	243.8	241.4	243.8
Basic earnings per share attributable to FMC Technologies, Inc.	$0.47	$0.39	$0.88	$0.74
Diluted earnings per share attributable to FMC Technologies, Inc.	$0.46	$0.39	$0.87	$0.74

Note 4: Business Combinations

Schilling Robotics, LLC—On January 3, 2012, we exercised our option to purchase the remaining 55% of outstanding shares of Schilling Robotics LLC (“Schilling”), a Delaware limited liability company, and closed the transaction on April 25, 2012. Schilling is a supplier of advanced robotic intervention products, including a line of remotely operated vehicle systems ("ROV"), manipulator systems and subsea control systems. The acquisition of the remaining interests in Schilling will allow us to grow in the expanding subsea environment, where demand for ROVs and the need for maintenance activities of subsea equipment is expected to increase.
Prior to April 25, 2012 we owned 45.0% of Schilling. Upon the closing of this transaction, we owned 100.0% of Schilling which is included among the consolidated subsidiaries reported in the Subsea Technologies segment. The acquisition-date fair value of our previously held equity interest in Schilling was $144.9 million with the fair value primarily estimated through an income approach valuation. We recorded a gain of $20.0 million related to the fair value remeasurement of our previously held equity interest in Schilling.
The purchase price with respect to the remaining outstanding shares was determined by applying the multiple of our market capital relative to our earnings before interest, taxes, depreciation and amortization ("EBITDA") for the year ended December 31, 2011 (determined in accordance with the terms of the unitholders agreement), to the EBITDA generated by Schilling during the year ended December 31, 2011 (subject to certain adjustments in accordance with the terms of the unitholders agreement). The consideration for the remaining outstanding shares was paid in cash.
Control Systems International, Inc.—On April 30, 2012, we acquired Control Systems International, Inc. ("CSI") which is included among the consolidated subsidiaries reported in the Energy Infrastructure segment. Our acquisition of CSI will enhance FMC's automation and controls technologies, supporting our long-term strategy to expand our subsea production and processing systems. Additionally, we also anticipate the acquisition of CSI to benefit other business units in our portfolio of businesses, such as measurement solutions, through comprehensive fuel terminal and pipeline automation systems.
The acquisition-date fair value of the consideration transferred totaled $486.7 million which consisted of the following:

(In millions)	Schilling	CSI		Total
Cash	$282.8	$49.0	*	$331.8
Previously held equity interest	144.9	—		144.9
Purchase price withheld	—	10.0	**	10.0
Total	$427.7	$59.0		$486.7
_______________________

*	Includes anticipated recovery of negative working capital.
**
Represents the portion of the purchase price withheld ("holdback") by FMC pursuant to the terms of the stock purchase agreement. The holdback amount will be held and maintained by FMC as security for the payment of any and all amounts to which CSI indemnifies us, including final working capital adjustments and other indemnifications as listed in the stock purchase agreement. FMC may deduct from the holdback any eligible amounts and pay CSI the net amount three years after the closing date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition dates.

(In millions)	Schilling	CSI	Total
Assets:
Cash	$3.9	$0.3	$4.2
Accounts receivable	22.4	8.2	30.6
Inventory	50.6	0.1	50.7
Other current assets	2.1	0.2	2.3
Property, plant and equipment	21.7	0.2	21.9
Intangible assets	145.9	36.2	182.1
Other long-term assets	0.7	—	0.7
Total identifiable assets acquired	247.3	45.2	292.5
Liabilities:
Current liabilities	(33.4)	(15.8)	(49.2)
Other long-term liabilities	(1.9)	—	(1.9)
Total liabilities assumed	(35.3)	(15.8)	(51.1)
Net identifiable assets acquired	212.0	29.4	241.4
Goodwill	215.7	29.6	245.3
Net assets acquired	$427.7	$59.0	$486.7

The goodwill recognized is primarily attributable to expected synergies and assembled workforce acquired in Schilling and CSI. As of June 30, 2012, there were no changes in the recognized amounts of goodwill resulting from either acquisition. The majority of the combined goodwill recognized for Schilling and CSI is deductible for tax purposes.
The identifiable intangible assets acquired include the following:

	Schilling		CSI
(In millions)	Fair Value	Wgtd. Avg. Amort. Period	Fair Value	Wgtd. Avg. Amort. Period
Technology	$38.9	12	$16.9	10
Trademarks/trade name	25.4	20	2.8	15
Customer relationships	42.9	20	16.5	15
Base technology – technical know-how	38.7	15	—	—
Total identifiable intangible assets acquired	$145.9		$36.2

We recognized $0.3 million of acquisition-related costs that were expensed in the six months ended June 30, 2012 related to the Schilling and CSI acquisitions. These costs were recognized as selling, general and administrative expense in the consolidated statement of income. Revenue and net income (loss) of Schilling and CSI from the acquisition dates included in our condensed consolidated statements of income were $18.6 million and $4.6 million of revenue, respectively, and $(1.5) million and $0.4 million of net income (loss), respectively.
Pro Forma Impact of Acquisitions (unaudited)
The following unaudited supplemental pro forma results present consolidated information as if the acquisitions had been completed as of January 1, 2011. The 2012 pro forma results include: (i) $2.3 million of amortization for acquired intangible assets, (ii) $5.0 million in inventory fair value step-up amortization for Schilling, and (iii) $0.3 million of acquisition-related costs. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the acquisitions. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the acquisitions had been consummated as of January 1, 2011, nor are they indicative of future results.

	Six Months Ended June 30,
(In millions)	2012 Pro Forma	2011 Pro Forma
Revenue	$2,930.2	$2,369.6
Net income	$209.5	$185.5

Note 5: Inventories
Inventories consisted of the following:

(In millions)	June 30, 2012	December 31, 2011
Raw materials	$165.5	$138.7
Work in process	170.3	126.7
Finished goods	705.0	594.4
Gross inventories before LIFO reserves and valuation adjustments	1,040.8	859.8
LIFO reserves and valuation adjustments	(159.5)	(147.6)
Inventories, net	$881.3	$712.2
Note 6: Debt
On March 26, 2012, we entered into a new $1.5 billion revolving credit agreement (“credit agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent. The credit agreement is a five-year, revolving credit facility expiring in March 2017. Subject to certain conditions, at our request and with the approval of the Administrative Agent, the aggregate commitments under the credit agreement may be increased by an additional $500 million.
Borrowings under the credit agreement bear interest at a base rate or the London interbank offered rate (“LIBOR”), at our option, plus an applicable margin. Depending on our total leverage ratio, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.125% to 1.750% and (ii) in the case of base rate loans, from 0.125% to 0.750%. The base rate is the highest of (1) the prime rate announced by JPMorgan Chase Bank, N.A., (2) the Federal Funds Rate plus 0.5% or (3) one-month LIBOR plus 1.0%.
In connection with the new credit agreement, we terminated and repaid all outstanding amounts under our previously existing $600.0 million five-year revolving credit agreement and our $350.0 million three-year revolving credit agreement.
Long-term debt consisted of the following:

(In millions)	June 30, 2012	December 31, 2011
Revolving credit facilities	$375.0	$100.0
Commercial paper (1)	732.3	480.1
Term loan	26.7	29.2
Property financing	7.3	7.3
Total long-term debt	1,141.3	616.6
Less: current portion	(27.2)	(580.6)
Long-term debt, less current portion	$1,114.1	$36.0
 _______________________

(1)
At December 31, 2011, debt outstanding from our $600.0 million five-year revolving credit facility and outstanding commercial paper were classified as short-term due to the credit facility’s maturity in December 2012. At June 30, 2012, committed credit available under our new credit agreement provided the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheet at June 30, 2012. Our commercial paper borrowings as of June 30, 2012, had a weighted average interest rate of 0.40%.

Note 7: Income Taxes

Our income tax provisions for the six months ended June 30, 2012 and 2011, reflected effective tax rates of 26.3% and 26.5%, respectively. Excluding a benefit related to recognizing a retroactive tax holiday in Singapore in the first quarter of 2011, our effective rate for income taxes for the six months ended June 30, 2011 was 29.5%. The decrease from this adjusted rate to the effective tax rate for the six months ended June 30, 2012 was primarily due to changes in our international structure during 2012, partially offset by higher charges related to unrecognized tax benefits. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.
Note 8: Warranty Obligations
Warranty cost and accrual information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Balance at beginning of period	$20.1	$21.1	$25.7	$22.4
Expense for new warranties	7.8	13.6	15.6	17.1
Adjustments to existing accruals	7.5	0.7	5.9	1.4
Claims paid	(11.6)	(7.1)	(23.4)	(12.6)
Balance at end of period	$23.8	$28.3	$23.8	$28.3
Note 9: Pension and Other Postretirement Benefits
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$3.6	$9.2	$2.8	$7.7	$7.3	$18.6	$6.0	$14.9
Interest cost	6.9	5.3	6.6	5.2	13.4	10.7	13.1	10.2
Expected return on plan assets	(10.0)	(6.5)	(9.7)	(6.3)	(19.9)	(13.1)	(19.0)	(12.4)
Amortization of transition asset	—	—	—	(0.2)	—	(0.1)	—	(0.3)
Amortization of actuarial losses, net	6.4	2.0	3.5	1.3	11.8	4.0	6.5	2.5
Net periodic benefit cost	$6.9	$10.0	$3.2	$7.7	$12.6	$20.1	$6.6	$14.9

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.2	0.2
Amortization of prior service benefit	(0.3)	(0.3)	(0.6)	(0.6)
Amortization of actuarial gains, net	(0.1)	—	(0.1)	(0.1)
Net periodic benefit cost	$(0.2)	$(0.2)	$(0.4)	$(0.4)

During the first six months of 2012, we contributed $16.6 million to our domestic benefit plans and $12.5 million to our international benefit plans.

Note 10: Stock-Based Compensation
We have granted awards primarily in the form of nonvested stock units (also known as restricted stock in the plan document)

under our Amended and Restated Incentive Compensation and Stock Plan (the “Plan”). We recognize compensation expense for awards under the Plan and the corresponding income tax benefits related to the expense. Stock-based compensation expense for nonvested stock awards was $9.5 million and $6.7 million for the three months ended June 30, 2012 and 2011, respectively, and $16.8 million and $13.7 million for the six months ended June 30, 2012 and 2011, respectively.
In the six months ended June 30, 2012, we granted the following restricted stock awards to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value
Time-based	368
Performance-based	129	*
Market-based	65	*
Total Granted	562		$48.67
_______________________

*	Assumes target payout
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
For current-year market-based awards, actual payouts may vary from zero to 129 thousand shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return (“TSR”). Beginning in 2012, the payout for the TSR metric will continue to be determined based on our performance relative to the peer group, but a payout is possible regardless of whether our TSR for the year is positive or negative. If our TSR for the year is not positive, the payout with respect to TSR is limited to the target previously established by the Compensation Committee of the Board of Directors. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.
Note 11: Stockholders’ Equity
There were no cash dividends declared during the three and six months ended June 30, 2012 and 2011.
As of August 2007, 30 million shares were authorized by our Board of Directors to repurchase outstanding shares of common stock through open market purchases. As a result of the two-for-one stock split on March 31, 2011, the authorization was increased to 60 million shares. In December 2011, the Board of Directors authorized an extension of our repurchase program, adding 15 million shares, for a total of 75 million shares.
Repurchase of shares of common stock was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except share data)	2012	2011	2012	2011
Shares of common stock repurchased	511,000	149,046	521,000	176,046
Value of common stock repurchased	$20.5	$6.1	$21.0	$7.2
As of June 30, 2012, approximately 16.8 million shares remained available for purchase under the current program which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.
During the six months ended June 30, 2012, 1.3 million shares were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2011, 975 thousand shares were issued from treasury stock.
Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2010	$(51.7)	$6.1	$(206.5)	$(252.1)
Other comprehensive income (loss)	(51.1)	(22.8)	(117.8)	(191.7)
December 31, 2011	(102.8)	$(16.7)	$(324.3)	$(443.8)
Other comprehensive income (loss)	(33.7)	5.6	9.8	(18.3)
June 30, 2012	$(136.5)	$(11.1)	$(314.5)	$(462.1)
Note 12: Derivative Financial Instruments
We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates and interest rates. We hold the following types of derivative instruments:
Interest rate swap instruments—The purpose of these instruments is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate. At June 30, 2012, we held three instruments that, in the aggregate, hedged the interest expense on $100.0 million of variable-rate debt.
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At June 30, 2012, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	10.4	10.7
Brazilian real	51.8	24.8
British pound	4.1	6.4
Chinese renminbi	153.0	24.1
Euro	57.5	72.8
Kuwaiti dinar	(6.3)	(22.4)
Norwegian krone	2,667.0	448.4
Polish zloty	40.9	12.2
Singapore dollar	140.3	110.7
U.S. dollar	(695.5)	(695.5)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At June 30, 2012, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	(37.0)	(37.8)
British pound	30.9	48.4
Euro	25.4	32.1
Norwegian krone	(577.2)	(97.0)
U.S. dollar	44.2	44.2
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

	June 30, 2012		December 31, 2011
(in millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$15.3	$18.3	$60.8	$58.3
Long-term – Derivative financial instruments	20.8	28.7	26.4	28.7
Interest rate contracts:
Current – Derivative financial instruments	—	0.8	—	1.6
Long-term – Derivative financial instruments	—	—	—	—
Total derivatives designated as hedging instruments	36.1	47.8	87.2	88.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	29.7	17.9	9.1	6.7
Long-term – Derivative financial instruments	4.2	3.8	18.2	8.3
Total derivatives not designated as hedging instruments	33.9	21.7	27.3	15.0
Total derivatives	$70.0	$69.5	$114.5	$103.6
We recognized gains of $1.2 million and $0.8 million on cash flow hedges for the three months ended June 30, 2012 and 2011, respectively, and gains of $1.4 million and $0.9 million for the six months ended June 30, 2012 and 2011, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive losses of $11.1 million and $16.7 million at June 30, 2012, and December 31, 2011, respectively. We expect to transfer an approximate $9.1 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the end of 2015.
The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying condensed consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Interest rate contracts	$0.5	$(0.1)	$0.8	$0.3
Foreign exchange contracts	(12.8)	11.8	7.7	40.0
Total	$(12.3)	$11.7	$8.5	$40.3

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Foreign exchange contracts:
Revenue	$(1.6)	$8.0	$2.8	$12.4
Cost of sales	(1.3)	(0.6)	(3.9)	(2.7)
Selling, general and administrative expense	(0.1)	0.1	(0.1)	0.2
Total	$(3.0)	$7.5	$(1.2)	$9.9
Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Foreign exchange contracts:
Revenue	$4.8	$6.2	$7.8	$8.3
Cost of sales	(5.2)	(4.1)	(8.1)	(7.5)
Total	$(0.4)	$2.1	$(0.3)	$0.8
Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally, forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Foreign exchange contracts:
Revenue	$0.5	$7.7	$1.6	$10.5
Cost of sales	0.2	(0.6)	(0.3)	(0.9)
Other income (expense), net	(4.2)	3.4	1.1	9.7
Total	$(3.5)	$10.5	$2.4	$19.3
Note 13: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2012				December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$15.8	$15.8	$—	$—	$19.0	$19.0	$—	$—
Fixed income	8.9	8.9	—	—	8.1	8.1	—	—
Stable value fund	3.3	—	3.3	—	3.3	—	3.3	—
Other	2.4	2.4	—	—	2.4	2.4	—	—
Derivative financial instruments:
Foreign exchange contracts	70.0	—	70.0	—	114.5	—	114.5	—
Total assets	$100.4	$27.1	$73.3	$—	$147.3	$29.5	$117.8	$—
Liabilities
Derivative financial instruments:
Interest rate contracts	$0.8	$—	$0.8	$—	$1.6	$—	$1.6	$—
Foreign exchange contracts	68.7	—	68.7	—	102.0	—	102.0	—
Contingent earn-out consideration	72.1	—	—	72.1	57.5	—	—	57.5
Total liabilities	$141.6	$—	$69.5	$72.1	$161.1	$—	$103.6	$57.5
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
See Note 12 for additional disclosure related to derivative financial instruments.
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
Changes in the fair value of our Level 3 contingent earn-out consideration obligation were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Balance at beginning of period	$60.9	$62.5	$57.5	$59.0
Remeasurement adjustment	13.7	1.1	14.3	1.5
Foreign currency translation adjustment	(2.5)	1.7	0.3	4.8
Balance at end of period	$72.1	$65.3	$72.1	$65.3
Other fair value disclosures—The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-

term debt, commercial paper and debt associated with our term loan and revolving credit facility, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value because of their short-term maturities.
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
In addition, under the Separation and Distribution Agreement, dated May 31, 2001, between FMC Corporation and FMC, FMC Corporation is required to indemnify us for certain claims made prior to our spin-off from FMC Corporation, as well as for other claims related to discontinued operations. Under the JBT Separation and Distribution Agreement, JBT is required to indemnify us for certain claims made prior to the spin-off of our Airport and FoodTech businesses, as well as for certain other claims related to JBT products or business operations. We expect that FMC Corporation will bear responsibility for a majority of these claims initiated subsequent to the spin-off, and that JBT will bear most, if not substantially all, of any responsibility for certain other claims initiated subsequent to the spin-off.
Contingent liabilities associated with liquidated damages—Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other legal analysis, management believes that we have appropriately accrued for probable liquidated damages at June 30, 2012, and December 31, 2011, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows.
Note 15: Business Segment Information
Segment revenue and segment operating profit were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2012	2011	2012	2011
Segment revenue
Subsea Technologies	$945.8	$801.0	$1,840.7	$1,490.5
Surface Technologies	413.8	310.3	791.6	601.6
Energy Infrastructure	139.4	120.2	276.4	223.2
Other revenue (1) and intercompany eliminations	(4.1)	(2.1)	(17.2)	(4.0)
Total revenue	$1,494.9	$1,229.4	$2,891.5	$2,311.3
Income before income taxes:
Segment operating profit:
Subsea Technologies	$109.7	$84.0	$184.8	$154.0
Surface Technologies	84.2	56.5	162.2	107.9
Energy Infrastructure	9.1	10.7	18.4	15.2
Total segment operating profit	203.0	151.2	365.4	277.1
Corporate items:
Corporate expense (2)	(10.4)	(10.6)	(18.9)	(19.0)
Other revenue (1) and other expense, net (3)	(29.7)	(2.0)	(50.6)	(10.2)
Net interest expense	(6.4)	(2.1)	(9.9)	(3.6)
Total corporate items	(46.5)	(14.7)	(79.4)	(32.8)
Income before income taxes attributable to FMC Technologies, Inc.	$156.5	$136.5	$286.0	$244.3
 _______________________

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(2)	Corporate expense primarily includes corporate staff expenses.

(3)
Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and assets were as follows:

(In millions)	June 30, 2012	December 31, 2011
Segment operating capital employed (1):
Subsea Technologies	$1,744.1	$1,218.2
Surface Technologies	811.3	620.5
Energy Infrastructure	476.3	365.5
Total segment operating capital employed	3,031.7	2,204.2
Segment liabilities included in total segment operating capital employed (2)	1,544.8	1,521.1
Corporate (3)	437.0	545.7
Total assets	$5,013.5	$4,271.0
Segment assets:
Subsea Technologies	$2,911.4	$2,377.7
Surface Technologies	1,086.3	879.1
Energy Infrastructure	600.5	488.0
Intercompany eliminations	(21.7)	(19.5)
Total segment assets	4,576.5	3,725.3
Corporate (3)	437.0	545.7
Total assets	$5,013.5	$4,271.0

  _______________________

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

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2012 AND 2011

	Three Months Ended June 30,		Change
(In millions, except %)	2012	2011	$	%
Revenue	$1,494.9	$1,229.4	265.5	21.6
Costs and expenses:
Cost of sales	1,180.3	953.9	226.4	23.7
Selling, general and administrative expense	140.2	116.5	23.7	20.3
Research and development expense	26.3	21.6	4.7	21.8
Total costs and expenses	1,346.8	1,092.0	254.8	23.3
Other income (expense), net	16.1	2.5	13.6	*
Net interest expense	(6.4)	(2.1)	(4.3)	204.8
Income before income taxes	157.8	137.8	20.0	14.5
Provision for income taxes	44.6	42.2	2.4	5.7
Net income	113.2	95.6	17.6	18.4
Net income attributable to noncontrolling interests	(1.3)	(1.3)	—	—
Net income attributable to FMC Technologies, Inc	$111.9	$94.3	17.6	18.7
_______________________

*	Not meaningful
Revenue increased by $265.5 million in the second quarter of 2012 compared to the prior-year quarter and reflected revenue growth in all business segments. Revenue in the second quarter of 2012 included an $85.4 million unfavorable impact of foreign currency translation, compared to the prior-year quarter. Subsea systems and services had strong order activity during the second quarter of 2012. The impact of the higher backlog coming into the second quarter of 2012 led to increased Subsea Technologies sales year-over-year. Additionally, Surface Technologies posted higher revenue during the second quarter of 2012 from higher backlog entering the quarter. The higher backlog was due to increased demand for Weco®/Chiksan® equipment and well service pumps related to the ongoing strength of the North American oil and gas shale markets. Surface wellhead also posted higher revenue primarily in the North American and Asia Pacific markets.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 21.0% in the second quarter of 2012, from 22.4% in the prior-year quarter. The margin decline was predominantly due to the remeasurement of the MPM contingent earn-out consideration, conversion of lower margin subsea backlog, inefficiencies of integrating a rapidly increasing workforce and higher project execution costs, partially offset by margin improvements in Surface Technologies due to higher margin surface wellhead volumes. Gross profit for the second quarter of 2012, included a $16.9 million unfavorable impact of foreign currency translation.
Selling, general and administrative expense increased by $23.7 million year-over-year, driven by increased bid activity and additional staffing to support expanding operations.
Research and development expense increased by $4.7 million year-over-year as we continued to advance new technologies pertaining primarily to subsea processing capabilities.
Other income (expense), net, reflected $2.3 million in losses and $2.5 million in gains during the three months ended June 30, 2012 and 2011, respectively, from the remeasurement of foreign currency exposures. We also recognized a $20.0 million gain related to the fair valuation of our previously held equity interest in Schilling during the three months ended June 30, 2012.
Our income tax provisions for the second quarter of 2012 and 2011, reflected effective tax rates of 28.5% and 30.9%, respectively. The decrease in the effective tax rate year-over-year was primarily due to changes in our international structure during 2012 and a favorable change in the forecasted country mix of earnings, partially offset by higher charges related to unrecognized tax benefits. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,133 million at June 30, 2012. The Company would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. The Company has no current intention to repatriate these earnings.
Business Outlook
Overall, management remains optimistic about business activity for the second half of 2012 and entering 2013. Although, average crude oil prices decreased in the second quarter of 2012 as compared to the first quarter of 2012, crude oil prices have somewhat recovered. Expectations of future energy demand are closely tied to economic activity in major world economies. Despite expectations of slow global economic growth, total world consumption of crude oil and liquid fuels is expected to slightly increase in 2013. As a result, we expect crude oil prices to remain at a level that supports strong exploration and production activity, especially in subsea markets, through the remainder of 2012 and entering 2013.
Our strong subsea project backlog as of June 30, 2012, combined with continued strong demand for subsea services related to exploration and production activity, supports our expectations of higher subsea revenue and increasing margins during the second half of 2012. Although our margins over the last few quarters were negatively impacted due, in part, to our rapidly increasing workforce, we believe the workforce additions are preparing us for further subsea market growth. In addition, we believe market demand will remain strong for our subsea technologies systems and service offerings worldwide. Regarding our surface technologies portfolio, North American shale activity remained strong during the first half of 2012; however, we are experiencing a slowdown in capital orders as a result of hydraulic fracturing fleets aligning with market demand. This is likely to have an impact on segment revenue and profits in the second half of 2012.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED JUNE 30, 2012 AND 2011

	Three Months Ended June 30,		Change
(In millions, except %)	2012	2011	$	%
Revenue
Subsea Technologies	$945.8	$801.0	144.8	18.1%
Surface Technologies	413.8	310.3	103.5	33.4%
Energy Infrastructure	139.4	120.2	19.2	16.0%
Other revenue and intercompany eliminations	(4.1)	(2.1)	(2.0)	*
Total revenue	$1,494.9	$1,229.4	265.5	21.6%
Segment Operating Profit
Subsea Technologies	$109.7	$84.0	25.7	30.6%
Surface Technologies	84.2	56.5	27.7	49.0%
Energy Infrastructure	9.1	10.7	(1.6)	(15.0)%
Total segment operating profit	203.0	151.2	51.8	34.3%
Corporate Items
Corporate expense	(10.4)	(10.6)	0.2	(1.9)%
Other revenue and other expense, net	(29.7)	(2.0)	(27.7)	1,385.0%
Net interest expense	(6.4)	(2.1)	(4.3)	204.8%
Total corporate items	(46.5)	(14.7)	(31.8)	216.3%
Income before income taxes	156.5	136.5	20.0	14.7%
Provision for income taxes	44.6	42.2	2.4	5.7%
Net income attributable to FMC Technologies, Inc.	$111.9	$94.3	17.6	18.7%
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facility, income taxes and other revenue and other expense, net.
Subsea Technologies
Subsea Technologies’ revenue increased $144.8 million year-over-year. Revenue for the second quarter of 2012 included a $72.8 million unfavorable impact of foreign currency translation, compared to the prior-year quarter. Excluding the impact of foreign currency translation, total revenue increased by $217.6 million year-over-year. Subsea Technologies revenue is primarily impacted by the level of backlog conversion and trends in oil and gas exploration and production activity. We entered the quarter with solid subsea backlog and continued to have strong subsea systems and service order activity during the second quarter of 2012.

Subsea Technologies’ operating profit in the second quarter of 2012 totaled $109.7 million, or 11.6% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 10.5%. Subsea Technologies' operating profit in the second quarter of 2012 included the gain on our previously held equity interest in Schilling and other purchase price adjustments which had a combined net benefit in the period of $13.2 million. Excluding this net benefit, the year-over-year margin decline was predominantly due to the conversion of lower margin subsea backlog, inefficiencies of integrating a rapidly increasing workforce and higher project execution costs. Foreign currency translation unfavorably impacted operating profit in the second quarter of 2012 by $9.3 million compared to the prior-year quarter.
Surface Technologies
Surface Technologies’ revenue increased by $103.5 million year-over-year. The increase was driven by demand for fluid control products, particularly Weco®/Chiksan® equipment, coupled with an increased demand for well service pumps due to the strength of North American oil and gas shale activity. In addition, surface wellhead markets in North America also led to revenue growth year-over-year primarily due to conventional wellhead system sales and increased services related to hydraulic fracturing activity, coupled with increased revenue in Asia Pacific due to conventional wellhead system sales.
Surface Technologies’ operating profit in the second quarter of 2012 totaled $84.2 million, or 20.3% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 18.2%. The margin improvement was primarily driven by improved margins in surface wellhead in North America due to increased services related to hydraulic fracturing activity and strengthened international performance.
Energy Infrastructure
Energy Infrastructure’s revenue increased by $19.2 million year-over-year. The increase was driven by demand for our measurement solutions products and services due to the strength of North American oil and gas shale activity and increased sales volumes in material handling.
Energy Infrastructure’s operating profit in the first quarter of 2012 totaled $9.1 million, or 6.5% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 8.9%. The margin decline was primarily driven by our loading systems business from higher costs on projects.
Corporate Items
Our corporate items reduced earnings by $46.5 million in 2012, compared to $14.7 million in 2011. The year-over-year increase primarily reflected the following:

•	unfavorable variance in foreign currency gains and losses of $8.0 million;

•	unfavorable variance related to the remeasurement of the MPM contingent earn-out consideration of $12.6 million;

•	unfavorable variance related to higher pension expense of $3.6 million; and an

•	unfavorable variance related to higher interest expense of $4.3 million.
Inbound Orders and Order Backlog
Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Subsea Technologies	$878.2	$947.3	$2,307.0	$1,887.2
Surface Technologies	365.7	451.5	790.4	726.7
Energy Infrastructure	146.4	124.0	338.6	272.9
Intercompany eliminations and other	(3.7)	(0.2)	(1.4)	(2.4)
Total inbound orders	$1,386.6	$1,522.6	$3,434.6	$2,884.4

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation negatively affected backlog by $286.2 million and $214.8 million for the three and six months ended June 30, 2012, respectively, and positively affected backlog by $97.8 million and $219.7 million for the three and six months ended June 30, 2011, respectively.

	Order Backlog
(In millions)	June 30, 2012	December 31, 2011	June 30, 2011
Subsea Technologies	$4,347.7	$4,090.0	$4,193.1
Surface Technologies	573.6	577.7	537.7
Energy Infrastructure	284.7	226.9	236.9
Intercompany eliminations	(1.3)	(18.2)	(3.4)
Total order backlog	$5,204.7	$4,876.4	$4,964.3
Order backlog for Subsea Technologies at June 30, 2012, increased by $257.7 million compared to December 31, 2011, reflecting a significant order of approximately $925 million from Petrobras related to our Pre-Salt Tree award. Backlog of $4.3 billion at June 30, 2012, was composed of various subsea projects, including BG Norge’s Knarr; BP’s Block 18; Chevron’s Wheatstone; ExxonMobil’s Hibernia Southern Extension; Petrobras’ Tree and Manifold Frame Agreements, Congro & Corvina, and Pre-Salt Tree award; Shell’s Prelude, Bonga, and West Boreas; Statoil’s Statfjord Workover System and Fram H Nord; Total’s CLOV and GirRI; and Woodside’s Greater Western Flank.
Surface Technologies’ order backlog at June 30, 2012, decreased by $4.1 million compared to December 31, 2011. The decrease was due to lower inbound orders in our fluid control business and conversion of year-end 2011 backlog, partially offset by strong inbound orders in surface wellhead, during the six months ended June 30, 2012.
Energy Infrastructure’s order backlog at June 30, 2012, increased by $57.8 million compared to December 31, 2011, reflecting a significant order in our loading systems business from Shell related to the Prelude floating liquefied natural gas project. The increase was also due to strong overall inbound orders in our measurement solutions businesses during the six months ended June 30, 2012.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Six Months Ended June 30,		Change
(In millions, except %)	2012	2011	$	%
Revenue	$2,891.5	$2,311.3	580.2	25.1%
Costs and expenses:
Cost of sales	2,284.0	1,796.6	487.4	27.1%
Selling, general and administrative expense	276.4	231.7	44.7	19.3%
Research and development expense	53.1	38.2	14.9	39.0%
Total costs and expenses	2,613.5	2,066.5	547.0	26.5%
Other income (expense), net	20.1	4.9	15.2	*
Net interest expense	(9.9)	(3.6)	(6.3)	175.0%
Income before income taxes	288.2	246.1	42.1	17.1%
Provision for income taxes	75.3	64.8	10.5	16.2%
Net income	212.9	181.3	31.6	17.4%
Net income attributable to noncontrolling interests	(2.2)	(1.8)	(0.4)	22.2%
Net income attributable to FMC Technologies, Inc	$210.7	$179.5	31.2	17.4%
_______________________

*	Not meaningful
Revenue increased by $580.2 million in 2012 compared to the prior year and reflected revenue growth in all business segments. Revenue in 2012 included a $99.8 million unfavorable impact of foreign currency translation, compared to the prior-year. Subsea systems and services had strong order activity during the first half of 2012. The impact of the higher backlog coming into 2012 led to increased Subsea Technologies sales year-over-year. Additionally, Surface Technologies posted higher revenue during the first half of 2012 from higher backlog entering the year. The higher backlog was due to increased demand for Weco®/Chiksan® equipment and well service pumps due to the ongoing strength of the North American oil and gas shale markets. Surface wellhead also posted higher revenue primarily in the North American and Asia Pacific markets.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 21.0% in the first half of 2012, from 22.3% in the prior year. The margin decline was predominantly due to the remeasurement of the MPM contingent earn-out consideration, conversion of lower margin subsea backlog, inefficiencies of integrating a rapidly increasing workforce and higher project execution costs, partially offset by margin improvements in Surface Technologies due to higher margin surface wellhead volumes. Gross profit for the first half of 2012, included a $19.8 million unfavorable impact of foreign currency translation.
Selling, general and administrative expense increased by $44.7 million year-over-year, driven by increased bid activity and additional staffing to support expanding operations.
Research and development expense increased by $14.9 million year-over-year as we continued to advance new technologies pertaining primarily to subsea processing capabilities.
Other income (expense), net, reflected $0.8 million in losses and $2.7 million in gains during the six months ended June 30, 2012 and 2011, respectively, from the remeasurement of foreign currency exposures. We also recognized a $20.0 million gain related to the fair valuation of our previous held equity interest in Schilling during the six months ended June 30, 2012.
Our income tax provisions for the first six months of 2012 and 2011, reflected effective tax rates of 26.3% and 26.5%, respectively. Excluding a benefit related to recognizing a retroactive tax holiday in Singapore in the first quarter of 2011, our effective rate for income taxes in the first six months of 2011 was 29.5%. The decrease from this adjusted rate to our effective tax rate in the first six months of 2012 was primarily due to changes in our international structure during 2012, partially offset by higher charges related to unrecognized tax benefits. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,133 million at June 30, 2012. The Company would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. The Company has no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS

SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Six Months Ended June 30,		Change
(In millions, except %)	2012	2011	$	%
Revenue
Subsea Technologies	$1,840.7	$1,490.5	350.2	23.5%
Surface Technologies	791.6	601.6	190.0	31.6%
Energy Infrastructure	276.4	223.2	53.2	23.8%
Other revenue and intercompany eliminations	(17.2)	(4.0)	(13.2)	*
Total revenue	$2,891.5	$2,311.3	580.2	25.1%
Segment Operating Profit
Subsea Technologies	$184.8	$154.0	30.8	20.0%
Surface Technologies	162.2	107.9	54.3	50.3%
Energy Infrastructure	18.4	15.2	3.2	21.1%
Total segment operating profit	365.4	277.1	88.3	31.9%
Corporate Items
Corporate expense	(18.9)	(19.0)	0.1	(0.5)%
Other revenue and other expense, net	(50.6)	(10.2)	(40.4)	396.1%
Net interest expense	(9.9)	(3.6)	(6.3)	175.0%
Total corporate items	(79.4)	(32.8)	(46.6)	142.1%
Income before income taxes	286.0	244.3	41.7	17.1%
Provision for income taxes	75.3	64.8	10.5	16.2%
Net income attributable to FMC Technologies, Inc.	$210.7	$179.5	31.2	17.4%
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt facility, income taxes and other revenue and other expense, net.
Subsea Technologies
Subsea Technologies’ revenue increased $350.2 million year-over-year. Revenue for the six months ended June 30, 2012 included an $83.7 million unfavorable impact of foreign currency translation, compared to the prior-year. Excluding the impact of foreign currency translation, total revenue increased by $433.9 million year-over-year. Subsea Technologies revenue is primarily impacted by the level of backlog conversion and trends in oil and gas exploration and production activity. We entered the year with record subsea backlog and continued to have strong order activity during the first six months of 2012, including our Pre-Salt Tree award with Petrobras.

Subsea Technologies’ operating profit in the first half of 2012 totaled $184.8 million, or 10.0% of revenue, compared to the prior-year’s operating profit as a percentage of revenue of 10.3%. Subsea Technologies' operating profit in the first half of 2012 included the gain on our previously held equity interest in Schilling and other purchase price adjustments which had a combined net benefit in the period of $13.2 million. Excluding this net benefit, the year-over-year margin decline was predominantly due to the conversion of lower margin subsea backlog, inefficiencies of integrating a rapidly increasing workforce and higher project execution costs. Foreign currency translation unfavorably impacted operating profit in 2012 by $10.4 million compared to the prior year.
Surface Technologies
Surface Technologies’ revenue increased by $190.0 million year-over-year. The increase was driven by strong demand for fluid control products, particularly Weco®/Chiksan® equipment, coupled with an increased demand for well service pumps due to the strength of North American oil and gas shale activity. In addition, surface wellhead markets in North America also led to revenue growth year-over-year primarily due to conventional wellhead system sales and increased services related to hydraulic fracturing activity, coupled with increased revenue in Asia Pacific due to conventional wellhead system sales.
Surface Technologies’ operating profit in the first half of 2012 totaled $162.2 million, or 20.5% of revenue, compared to the prior-year’s operating profit as a percentage of revenue of 17.9%. The margin improvement was primarily driven by improved margins in surface wellhead due to increased services related to hydraulic fracturing activity and strengthening international performance.
Energy Infrastructure
Energy Infrastructure’s revenue increased by $53.2 million year-over-year. The increase was driven by strong demand for our measurement solutions products and services due to the strength of North American oil and gas shale activity and increased sales volumes in material handling.
Energy Infrastructure’s operating profit totaled $18.4 million, or 6.6% of revenue, in 2012, compared to the prior-year’s operating profit as a percentage of revenue of 6.8%. The margin decline was primarily driven by higher costs on loading system projects and higher margin projects in the first half of 2011 in separations systems.
Corporate Items
Our corporate items reduced earnings by $79.4 million in 2012, compared to $32.8 million in 2011. The year-over-year increase primarily reflected the following:

•	unfavorable variance in foreign currency gains and losses of $17.9 million;

•	unfavorable variance related to the remeasurement of the MPM contingent earn-out consideration of $12.8 million;

•	unfavorable variance related to higher pension expense of $5.8 million; and an

•	unfavorable variance related to higher interest expense of $6.3 million.

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
We were in a net debt position at June 30, 2012. Net debt, or net cash, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net (debt) cash is a meaningful measure of our financial leverage and can assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net (debt) cash.

(In millions)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$275.3	$344.0
Short-term debt and current portion of long-term debt	(102.1)	(587.6)
Long-term debt, less current portion	(1,114.1)	(36.0)
Net debt	$(940.9)	$(279.6)
The change in our net debt position was primarily due to payments for acquisitions, capital expenditures and increased borrowings to fund working capital requirements, partially offset by higher net income during the six months ended June 30, 2012.

Cash Flows
We used $109.5 million and generated $120.1 million in cash flows from operating activities during the six months ended June 30, 2012 and 2011, respectively. The decrease in cash flows from operating activities year-over-year was primarily due to changes in our working capital driven by our portfolio of projects. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. This unfavorable change was partially offset by higher net income.
During the six months ended June 30, 2012, cash flows required by investing activities totaled $518.3 million, consisting of amounts required to fund capital expenditures and acquisitions. Capital expenditures totaled $191.1 million, an increase of $88.3 million year-over-year, primarily reflecting our investment in capacity expansion, tooling, rental tools and equipment upgrades. Additionally, cash required, net of cash acquired, for our acquisitions of Schilling and CSI totaled $328.6 million during the six months ended June 30, 2012.
Cash provided by financing activities was $559.3 million and $91.9 million for the six months ended June 30, 2012 and 2011, respectively. The year-over-year change was primarily related to an increase in borrowings from our commercial paper program and proceeds from long-term debt to fund capital expenditures, acquisitions, and working capital needs.
Debt and Liquidity
The following is a summary of our credit facility at June 30, 2012:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$1,500.0	$375.0	$732.3	$6.0	$386.7	March 2017
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $732.3 million of commercial paper issued under our facility at June 30, 2012. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at June 30, 2012.
Credit Risk Analysis
Valuations of derivative assets and liabilities reflect the value of the instruments, including the values associated with counterparty risk. These values must also take into account our credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Our methodology includes the impact of both counterparty and our own credit standing. Additional information about credit risk is incorporated herein by reference from Note 13 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Outlook
Historically, we have generated our capital resources primarily through operations and, when needed, through our credit facility. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and our credit facility.
We project spending approximately $350 million during 2012 for capital expenditures, largely for capacity expansion in our subsea technologies manufacturing, and tools necessary to expand offshore service capabilities. We expect to make contributions of approximately $13.0 million and $21.7 million to our domestic pension plans and international pension plans during the remainder of 2012, respectively. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.
We have $386.7 million of capacity available under our credit facility that we expect to utilize if working capital needs temporarily increase in response to market demand. We also continue to evaluate acquisitions, divestitures and joint ventures that meet our strategic priorities. Our intent is to maintain a level of financing sufficient to meet these objectives.

CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion of our critical accounting estimates. During the six months ended June 30, 2012, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Our disclosure controls and procedures are designed to:

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

There were no changes in internal controls identified in the evaluation for the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended June 30, 2012.

The following table summarizes repurchases of our common stock during the three months ended June 30, 2012.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2012—April 30, 2012	3,290	$46.78	—	17,269,918
May 1, 2012—May 31, 2012	31,420	$43.06	—	17,269,918
June 1, 2012—June 30, 2012	533,550	$40.08	511,000	16,758,918
Total	568,260	$40.28	511,000	16,758,918
 _______________________

(a)
Represents 511,000 shares of common stock repurchased and held in treasury and 57,260 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 22,700 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended June 30, 2012.

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

3.1.b
Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2012) (File No. 001-16489).

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

10.1	Securities Purchase Agreement by and among FMC Technologies,Inc., Schilling Robotics, Inc., Schilling Robotics, LLC and Tyler Schilling, dated April 25, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1 *	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2 *	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Number in Exhibit Table	Description
101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Furnished with this Quarterly Report on Form 10-Q

EXHIBIT INDEX

Number in Exhibit Table	Description
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

3.1.b
Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2012) (File No. 001-16489).

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

10.1	Securities Purchase Agreement by and among FMC Technologies,Inc., Schilling Robotics, Inc., Schilling Robotics, LLC and Tyler Schilling, dated April 25, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1 *	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2 *	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

Number in Exhibit Table	Description

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Furnished with this Quarterly Report on Form 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FMC Technologies, Inc.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)
Date: July 27, 2012