Form 10-Q
period 2012-09-30
FMC TECHNOLOGIES INC
filed 2012-10-26
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-Q
________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
Commission File Number 1-16489
________________________________________________________
FMC Technologies, Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________

Delaware	36-4412642
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5875 N. Sam Houston Parkway W., Houston, Texas	77086
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in  Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2012
Common Stock, par value $0.01 per share	237,729,774

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Product revenue	$1,190.3	$1,082.1	$3,656.0	$3,044.0
Service and other revenue	228.7	205.1	654.5	554.5
Total revenue	1,419.0	1,287.2	4,310.5	3,598.5
Costs and expenses:
Cost of product revenue	947.3	850.0	2,935.0	2,409.3
Cost of service and other revenue	151.8	130.2	448.1	367.5
Selling, general and administrative expense	152.9	110.0	429.3	341.7
Research and development expense	29.8	23.8	82.9	62.0
Total costs and expenses	1,281.8	1,114.0	3,895.3	3,180.5
Other income (expense), net	4.3	(3.4)	24.4	1.5
Income before net interest expense and income taxes	141.5	169.8	439.6	419.5
Net interest expense	(6.0)	(2.4)	(15.9)	(6.0)
Income before income taxes	135.5	167.4	423.7	413.5
Provision for income taxes	35.0	45.7	110.3	110.5
Net income	100.5	121.7	313.4	303.0
Net income attributable to noncontrolling interests	(1.6)	(0.6)	(3.8)	(2.4)
Net income attributable to FMC Technologies, Inc.	$98.9	$121.1	$309.6	$300.6
Earnings per share attributable to FMC Technologies, Inc. (Note 3):
Basic	$0.41	$0.50	$1.29	$1.24
Diluted	$0.41	$0.50	$1.28	$1.23
Weighted average shares outstanding (Note 3):
Basic	239.5	241.4	239.9	241.7
Diluted	240.7	243.3	241.2	243.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$100.5	$121.7	$313.4	$303.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	26.8	(77.0)	(6.9)	(34.9)
Net gains (losses) on hedging instruments:
Net gains (losses) arising during the period	17.8	(30.5)	22.4	(3.9)
Reclassification adjustment for net losses (gains) included in net income	0.9	(9.2)	1.9	(16.5)
Net gains (losses) on hedging instruments (2)	18.7	(39.7)	24.3	(20.4)
Pension and other post-retirement benefits:
Reclassification adjustment of settlement losses included in income	3.4	—	3.4	—
Reclassification adjustment for amortization of prior service cost (credit) included in net income	(0.1)	(0.3)	(0.5)	(0.7)
Reclassification adjustment for amortization of net actuarial loss (gain) included in net income	3.6	1.8	13.8	7.5
Reclassification adjustment for amortization of transition asset included in net income	(0.1)	—	(0.1)	(0.2)
Net pension and other postretirement benefits (3)	6.8	1.5	16.6	6.6
Other comprehensive income, net of tax	52.3	(115.2)	34.0	(48.7)
Comprehensive income	152.8	6.5	347.4	254.3
Comprehensive income attributable to noncontrolling interest	(1.6)	(0.6)	(3.8)	(2.4)
Comprehensive income attributable to FMC Technologies, Inc.	$151.2	$5.9	$343.6	$251.9
_______________________

(1)
Net of income tax (expense) benefit of $(1.0) and $11.3 for the three months ended September 30, 2012 and 2011, respectively, and $(0.1) and $4.6 for the nine months ended September 30, 2012 and 2011, respectively.

(2)
Net of income tax (expense) benefit of $(8.0) and $23.0 for the three months ended September 30, 2012 and 2011, respectively, and $(12.2) and $12.0 for the nine months ended September 30, 2012 and 2011, respectively.

(3)
Net of income tax (expense) benefit of $(6.1) and $(2.5) for the three months ended September 30, 2012 and 2011, respectively, and $(11.3) and $(5.2) for the nine months ended September 30, 2012 and 2011, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets
(In millions, except par value data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents	$566.2	$344.0
Trade receivables, net of allowances of $5.3 in 2012 and $7.8 in 2011	1,563.5	1,341.6
Inventories, net (Note 5)	963.3	712.2
Derivative financial instruments (Note 12)	56.5	69.9
Prepaid expenses	34.8	37.2
Deferred income taxes	57.1	77.8
Income taxes receivable	42.9	21.2
Other current assets	279.0	184.0
Total current assets	3,563.3	2,787.9
Investments	37.1	161.4
Property, plant and equipment, net of accumulated depreciation of $606.3 in 2012 and $528.0 in 2011	992.6	767.9
Goodwill	511.2	265.8
Intangible assets, net of accumulated amortization of $63.8 in 2012 and $52.8 in 2011	296.2	128.0
Deferred income taxes	46.0	67.1
Derivative financial instruments (Note 12)	23.5	44.6
Other assets	66.8	48.3
Total assets	$5,536.7	$4,271.0
Liabilities and equity
Short-term debt and current portion of long-term debt	$37.7	$587.6
Accounts payable, trade	528.2	546.8
Advance payments and progress billings	515.0	450.2
Accrued payroll	170.4	153.5
Derivative financial instruments (Note 12)	38.2	66.6
Income taxes payable	143.1	117.7
Deferred income taxes	39.9	5.1
Other current liabilities	346.4	305.4
Total current liabilities	1,818.9	2,232.9
Long-term debt, less current portion (Note 6)	1,491.4	36.0
Accrued pension and other postretirement benefits, less current portion	258.9	272.4
Derivative financial instruments (Note 12)	23.1	37.0
Deferred income taxes	55.4	111.9
Other liabilities	142.8	143.1
Commitments and contingent liabilities (Note 14)
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2012 or 2011	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2012 and 2011; 286.3 shares issued in 2012 and 2011; 237.9 and 237.8 shares outstanding in 2012 and 2011, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.2 shares in 2012 and 2011	(7.3)	(5.8)
Common stock held in treasury, at cost; 48.2 and 48.3 shares in 2012 and 2011, respectively	(1,065.3)	(1,041.9)
Capital in excess of par value of common stock	687.6	700.0
Retained earnings	2,524.3	2,214.7
Accumulated other comprehensive loss	(409.8)	(443.8)
Total FMC Technologies, Inc. stockholders’ equity	1,730.9	1,424.6
Noncontrolling interests	15.3	13.1
Total equity	1,746.2	1,437.7
Total liabilities and equity	$5,536.7	$4,271.0
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended
	September 30,
	2012	2011
Cash provided (required) by operating activities:
Net income	$313.4	$303.0
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	76.6	62.6
Amortization	22.7	16.2
(Gain) loss on disposal of assets	0.4	(0.9)
Employee benefit plan and stock-based compensation costs	76.6	50.6
Deferred income tax provision	30.4	30.4
Unrealized (gain) loss on derivative instruments	13.3	(11.1)
Other	16.2	(1.4)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(191.6)	(162.3)
Inventories, net	(210.7)	(167.8)
Accounts payable, trade	(35.5)	118.3
Advance payments and progress billings	40.7	(47.9)
Income taxes	(36.6)	12.6
Accrued pension and other postretirement benefits, net	(47.9)	(53.2)
Other assets and liabilities, net	(73.2)	(30.3)
Cash provided (required) by operating activities	(5.2)	118.8
Cash provided (required) by investing activities:
Capital expenditures	(282.7)	(187.0)
Acquisitions, net of cash and cash equivalents acquired	(328.6)	—
Other	(0.1)	0.3
Cash required by investing activities	(611.4)	(186.7)
Cash provided (required) by financing activities:
Net increase in short-term debt	1.6	0.8
Net increase in commercial paper	105.7	174.3
Proceeds from the issuance of long-term debt	1,068.8	—
Repayments of long-term debt	(275.0)	(5.5)
Proceeds from exercise of stock options	0.4	0.9
Purchase of treasury stock	(52.4)	(67.9)
Other	(11.9)	(10.5)
Cash provided by financing activities	837.2	92.1
Effect of exchange rate changes on cash and cash equivalents	1.6	(3.3)
Increase in cash and cash equivalents	222.2	20.9
Cash and cash equivalents, beginning of period	344.0	315.5
Cash and cash equivalents, end of period	$566.2	$336.4
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
Effective September 30, 2012, we adopted an update issued by the FASB to existing guidance on indefinite-lived intangible assets impairment testing. This update provides an entity the option, prior to performing the quantitative impairment test under existing guidance, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The adoption of the amended guidance did not have an impact on our consolidated financial position or results of operations, as we currently do not have indefinite-lived intangible assets.
Note 3: Earnings per Share
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2012	2011	2012	2011
Net income attributable to FMC Technologies, Inc.	$98.9	$121.1	$309.6	$300.6
Weighted average number of shares outstanding	239.5	241.4	239.9	241.7
Dilutive effect of restricted stock units and stock options	1.2	1.9	1.3	1.9
Total shares and dilutive securities	240.7	243.3	241.2	243.6
Basic earnings per share attributable to FMC Technologies, Inc.	$0.41	$0.50	$1.29	$1.24
Diluted earnings per share attributable to FMC Technologies, Inc.	$0.41	$0.50	$1.28	$1.23

Note 4: Business Combinations
Schilling Robotics, LLC—On January 3, 2012, we exercised our option to purchase the remaining 55.0% of outstanding shares of Schilling Robotics, LLC (“Schilling”), a Delaware limited liability company, and closed the transaction on April 25, 2012. Schilling is a supplier of advanced robotic intervention products, including a line of remotely operated vehicle systems ("ROV"), manipulator systems and subsea control systems. The acquisition of the remaining interests in Schilling will allow us to grow in the expanding subsea environment, where demand for ROVs and the need for maintenance activities of subsea equipment is expected to increase.
Prior to April 25, 2012 we owned 45.0% of Schilling. Upon the closing of this transaction, we owned 100.0% of Schilling which is included among the consolidated subsidiaries reported in the Subsea Technologies segment. The acquisition-date fair value of our previously held equity interest in Schilling was $144.9 million with the fair value primarily estimated through an income approach valuation. We recorded a gain of $20.0 million in other income (expense), net on the condensed consolidated statement of income related to the fair value remeasurement of our previously held equity interest in Schilling.
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
Control Systems International, Inc.—On April 30, 2012, we acquired Control Systems International, Inc. ("CSI") which is included among the consolidated subsidiaries reported in the Energy Infrastructure segment. Our acquisition of CSI will enhance our automation and controls technologies, supporting our long-term strategy to expand our subsea production and processing systems. Additionally, we also anticipate the acquisition of CSI to benefit other business units in our portfolio of businesses, such as measurement solutions, through comprehensive fuel terminal and pipeline automation systems.
The acquisition-date fair value of the consideration transferred consisted of the following:

(In millions)	Schilling	CSI		Total
Cash	$282.8	$49.0	(1)	$331.8
Previously held equity interest	144.9	—		144.9
Purchase price withheld	—	10.0	(2)	10.0
Total	$427.7	$59.0		$486.7
_______________________

(1)     Includes anticipated recovery of negative working capital.

(2)
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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition dates.

(In millions)	Schilling	CSI	Total
Assets:
Cash	$3.9	$0.3	$4.2
Accounts receivable	22.4	8.2	30.6
Inventory	50.6	0.1	50.7
Other current assets	2.1	0.2	2.3
Property, plant and equipment	21.7	0.2	21.9
Intangible assets	145.9	35.1	181.0
Other long-term assets	0.7	—	0.7
Total identifiable assets acquired	247.3	44.1	291.4
Liabilities:
Current liabilities	(33.4)	(15.8)	(49.2)
Other long-term liabilities	(1.9)	—	(1.9)
Total liabilities assumed	(35.3)	(15.8)	(51.1)
Net identifiable assets acquired	212.0	28.3	240.3
Goodwill	215.7	30.7	246.4
Net assets acquired	$427.7	$59.0	$486.7

The goodwill recognized is primarily attributable to expected synergies and assembled workforce acquired in Schilling and CSI. As of September 30, 2012, there were no changes in the recognized amounts of goodwill resulting from either acquisition. The majority of the combined goodwill recognized for Schilling and CSI is deductible for tax purposes.
The identifiable intangible assets acquired include the following:

	Schilling		CSI
(In millions)	Fair Value	Wgtd. Avg. Amort. Period (in years)	Fair Value	Wgtd. Avg. Amort. Period (in years)
Technology	$38.9	12	$17.0	10
Trademarks/trade name	25.4	20	2.8	15
Customer relationships	42.9	20	15.3	15
Base technology – technical know-how	38.7	15	—	—
Total identifiable intangible assets acquired	$145.9		$35.1

We recognized $0.4 million of acquisition-related costs that were expensed in the nine months ended September 30, 2012 related to the Schilling and CSI acquisitions. These costs were recognized as selling, general and administrative expense in the condensed consolidated statement of income. Revenue and net income (loss) of Schilling and CSI from the acquisition dates included in our condensed consolidated statements of income were $43.5 million and $11.4 million of revenue, respectively, and $(3.1) million and $1.0 million of net income (loss), respectively.
Pro Forma Impact of Acquisitions (unaudited)
The following unaudited supplemental pro forma results present consolidated information as if the acquisitions had been completed as of January 1, 2011. The 2012 pro forma results include: (i) $5.6 million of amortization for acquired intangible assets, (ii) $9.2 million in inventory fair value step-up amortization for Schilling, and (iii) $0.4 million of acquisition-related costs. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the acquisitions. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the acquisitions had been consummated as of January 1, 2011, nor are they indicative of future results.

	Nine Months Ended September 30,
(In millions)	2012 Pro Forma	2011 Pro Forma
Revenue	$4,348.2	$3,698.9
Net income	$308.0	$312.7

Note 5: Inventories
Inventories consisted of the following:

(In millions)	September 30, 2012	December 31, 2011
Raw materials	$185.4	$138.7
Work in process	170.8	126.7
Finished goods	768.3	594.4
Gross inventories before LIFO reserves and valuation adjustments	1,124.5	859.8
LIFO reserves and valuation adjustments	(161.2)	(147.6)
Inventories, net	$963.3	$712.2
Note 6: Debt
Credit Facility—On March 26, 2012, we entered into a new $1.5 billion revolving credit agreement (“credit agreement”) with JPMorgan Chase Bank, N.A., as Administrative Agent. The credit agreement is a five-year, revolving credit facility expiring in March 2017. Subject to certain conditions, at our request and with the approval of the Administrative Agent, the aggregate commitments under the credit agreement may be increased by an additional $500.0 million.
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
Senior Notes—On September 21, 2012, we completed the public offering of $300.0 million aggregate principal amount of 2.00% senior notes due October 2017 (the "2017 Notes") and $500.0 million aggregate principal amount of 3.45% senior notes due October 2022 (the "2022 Notes" and, collectively with the 2017 Notes, the "Senior Notes"). Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2013. Net proceeds from the offering of $793.8 million were used for the repayment of outstanding commercial paper and indebtedness under our revolving credit facility.
The terms of the Senior Notes are governed by the indenture (the “Base Indenture,” and as amended and supplemented by the Supplemental Indentures (described below), dated as of September 21, 2012 between FMC and U.S. Bank National Association, as trustee (the “Trustee”), as supplemented by the First Supplemental Indenture between FMC and the Trustee (the “First Supplemental Indenture”) relating to the issuance of the 2017 Notes and the Second Supplemental Indenture between FMC and the Trustee (the “Second Supplemental Indenture”) relating to the issuance of the 2022 Notes.
At any time prior to their maturity in the case of the 2017 Notes, and at any time prior to July 1, 2022, in the case of the 2022 Notes, we may redeem some or all of the Senior Notes at the redemption prices specified in the First Supplemental Indenture and Second Supplemental Indenture, respectively. At any time on or after July 1, 2022, we may redeem some or all of the 2022 Notes at the redemption price equal to 100% of the principal amount of the 2022 Notes redeemed. The Senior Notes are our senior unsecured obligations. The Senior Notes will rank equally in right of payment with all of our existing and future unsubordinated debt, and will rank senior in right of payment to all of our future subordinated debt.
Long-term debt consisted of the following:

(In millions)	September 30, 2012	December 31, 2011
Revolving credit facilities	$100.0	$100.0
Commercial paper (1)	585.8	480.1
2.00% Notes due 2017	299.3	—
3.45% Notes due 2022	499.6	—
Term loan	26.9	29.2
Property financing	7.9	7.3
Total long-term debt	1,519.5	616.6
Less: current portion	(28.1)	(580.6)
Long-term debt, less current portion	$1,491.4	$36.0
 _______________________

(1)
At December 31, 2011, debt outstanding from our $600.0 million five-year revolving credit facility and outstanding commercial paper were classified as short-term due to the credit facility’s maturity in December 2012. At September 30, 2012, committed credit available under our new credit agreement provided the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheet at September 30, 2012. Our commercial paper borrowings as of September 30, 2012, had a weighted average interest rate of 0.48%.

Note 7: Income Taxes
Our income tax provisions for the three months ended September 30, 2012 and 2011, reflected effective tax rates of 26.1% and 27.4%, respectively. The decrease in the effective tax rate year-over-year was primarily due to changes in our international structure during 2012 and lower charges related to unrecognized tax benefits, partially offset by an unfavorable change in the forecasted country mix of earnings year-over-year and the tax impact of the remeasurement of the MPM contingent earn-out consideration.
Our income tax provisions for the nine months ended September 30, 2012 and 2011, reflected effective tax rates of 26.3% and 26.9%, respectively. Excluding a benefit related to recognizing a retroactive tax holiday in Singapore in the first quarter of 2011, our effective rate for income taxes for the nine months ended September 30, 2011 was 28.6%. The decrease from this adjusted rate to the effective tax rate for the nine months ended September 30, 2012 was primarily due to changes in our international structure during 2012, partially offset by the tax impact of the remeasurement of the MPM contingent earn-out consideration.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.
Note 8: Warranty Obligations
Warranty cost and accrual information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Balance at beginning of period	$23.8	$28.3	$25.7	$22.4
Expense for new warranties	4.2	10.4	19.8	27.5
Adjustments to existing accruals	0.8	(3.1)	6.7	(1.7)
Claims paid	(9.3)	(9.4)	(32.7)	(22.0)
Balance at end of period	$19.5	$26.2	$19.5	$26.2
Note 9: Pension and Other Postretirement Benefits
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$3.7	$9.2	$3.0	$7.4	$11.0	$27.8	$9.0	$22.3
Interest cost	6.8	5.3	6.5	5.2	20.2	16.0	19.6	15.4
Expected return on plan assets	(10.0)	(6.5)	(9.6)	(6.1)	(29.9)	(19.6)	(28.6)	(18.5)
Amortization of transition asset	—	(0.1)	(0.1)	—	—	(0.2)	—	(0.3)
Amortization of actuarial losses, net	6.0	2.0	3.3	1.3	17.8	6.0	9.7	3.8
Settlement cost	5.4	—	—	—	5.4	—	—	—
Net periodic benefit cost	$11.9	$9.9	$3.1	$7.8	$24.5	$30.0	$9.7	$22.7

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Service cost	$—	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.3	0.3
Amortization of prior service benefit	(0.3)	(0.3)	(0.9)	(0.9)
Amortization of actuarial gains, net	—	(0.1)	(0.1)	(0.2)
Net periodic benefit cost	$(0.2)	$(0.3)	$(0.6)	$(0.7)

During the first nine months of 2012, we contributed $31.1 million to our domestic benefit plans and $16.2 million to our international benefit plans.

Note 10: Stock-Based Compensation
We have granted awards primarily in the form of nonvested stock units (also known as restricted stock in the plan document) under our Amended and Restated Incentive Compensation and Stock Plan (the “Plan”). We recognize compensation expense for awards under the Plan and the corresponding income tax benefits related to the expense. Stock-based compensation expense for nonvested stock awards was $7.5 million and $6.6 million for the three months ended September 30, 2012 and 2011, respectively, and $24.3 million and $20.3 million for the nine months ended September 30, 2012 and 2011, respectively.
In the nine months ended September 30, 2012, we granted the following restricted stock awards to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value
Time-based	529
Performance-based	138	*
Market-based	69	*
Total granted	736		$47.93
_______________________

*	Assumes target payout
For current-year performance-based awards, actual payouts may vary from zero to 277 thousand shares and will be dependent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ending December 31, 2012. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.
For current-year market-based awards, actual payouts may vary from zero to 138 thousand shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return (“TSR”). Beginning in 2012, the payout for the TSR metric will continue to be determined based on our performance relative to the peer group, but a payout is possible regardless of whether our TSR for the year is positive or negative. If our TSR for the year is not positive, the payout with respect to TSR is limited to the target previously established by the Compensation Committee of the Board of Directors. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.
Note 11: Stockholders’ Equity
There were no cash dividends declared during the three and nine months ended September 30, 2012 and 2011.
As of August 2007, our Board of Directors had authorized the repurchase of up to 30 million shares of our outstanding common stock through open market purchases. As a result of the two-for-one stock split on March 31, 2011, the authorization was increased to 60 million shares. In December 2011, the Board of Directors authorized an extension of our repurchase program, adding 15 million shares, for a total of 75 million shares.
Repurchase of shares of common stock under our share repurchase program was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except share data)	2012	2011	2012	2011
Shares of common stock repurchased	690,052	1,514,926	1,211,052	1,690,972
Value of common stock repurchased	$31.0	$60.7	$52.0	$67.9
As of September 30, 2012, approximately 16.1 million shares remained available for purchase under the current program which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.
During the nine months ended September 30, 2012, 1.3 million shares were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2011, 975 thousand shares were issued from treasury stock.
Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2010	$(51.7)	$6.1	$(206.5)	$(252.1)
Other comprehensive income (loss)	(51.1)	(22.8)	(117.8)	(191.7)
December 31, 2011	(102.8)	$(16.7)	$(324.3)	$(443.8)
Other comprehensive income (loss)	(6.9)	24.3	16.6	34.0
September 30, 2012	$(109.7)	$7.6	$(307.7)	$(409.8)
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
Interest rate swap instruments—The purpose of these instruments is to hedge the uncertainty of anticipated interest expense from variable-rate debt obligations and achieve a fixed net interest rate. At September 30, 2012, we held three instruments that, in the aggregate, hedged the interest expense on $100.0 million of variable-rate debt.
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At September 30, 2012, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Chinese renminbi	128.0	20.4
Kuwaiti dinar	(9.5)	(33.9)
Malaysian ringgit	128.7	42.1
Norwegian krone	2,160.2	378.7
Polish zloty	39.0	12.3
Russian ruble	(570.9)	(18.4)
Singapore dollar	231.8	189.1
U.S. dollar	(565.7)	(565.7)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At September 30, 2012, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	(36.9)	(38.4)
British pound	23.7	38.4
Euro	34.1	44.1
Norwegian krone	(411.1)	(72.1)
U.S. dollar	18.4	18.4
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

	September 30, 2012		December 31, 2011
(in millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$18.9	$15.1	$60.8	$58.3
Long-term – Derivative financial instruments	18.8	18.9	26.4	28.7
Interest rate contracts:
Current – Derivative financial instruments	—	0.4	—	1.6
Long-term – Derivative financial instruments	—	—	—	—
Total derivatives designated as hedging instruments	37.7	34.4	87.2	88.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	37.6	22.7	9.1	6.7
Long-term – Derivative financial instruments	4.7	4.2	18.2	8.3
Total derivatives not designated as hedging instruments	42.3	26.9	27.3	15.0
Total derivatives	$80.0	$61.3	$114.5	$103.6
We recognized gains of $2.5 million and $0.6 million on cash flow hedges for the three months ended September 30, 2012 and 2011, respectively, and gains of $3.9 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive gains of $7.6 million and losses of $16.7 million at September 30, 2012, and December 31, 2011, respectively. We expect to transfer an approximate $4.1 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the end of 2015.
The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying condensed consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Interest rate contracts	$0.5	$0.4	$1.2	$0.7
Foreign exchange contracts	25.9	(51.1)	33.7	(11.1)
Total	$26.4	$(50.7)	$34.9	$(10.4)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Foreign exchange contracts:
Revenue	$0.2	$10.3	$3.0	$22.7
Cost of sales	(0.6)	1.7	(4.5)	(1.0)
Selling, general and administrative expense	—	0.2	(0.1)	0.4
Total	$(0.4)	$12.2	$(1.6)	$22.1

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Foreign exchange contracts:
Revenue	$4.1	$(4.2)	$12.0	$4.1
Cost of sales	(6.1)	9.5	(14.2)	2.0
Total	$(2.0)	$5.3	$(2.2)	$6.1
Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally, forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Foreign exchange contracts:
Revenue	$(0.1)	$2.8	$1.5	$13.3
Cost of sales	0.2	(0.6)	(0.1)	(1.5)
Other income (expense), net	2.8	(10.9)	3.9	(1.2)
Total	$2.9	$(8.7)	$5.3	$10.6
Note 13: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2012				December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$16.9	$16.9	$—	$—	$19.0	$19.0	$—	$—
Fixed income	11.5	11.5	—	—	8.1	8.1	—	—
Stable value fund	4.0	—	4.0	—	3.3	—	3.3	—
Other	2.8	2.8	—	—	2.4	2.4	—	—
Derivative financial instruments:
Foreign exchange contracts	80.0	—	80.0	—	114.5	—	114.5	—
Total assets	$115.2	$31.2	$84.0	$—	$147.3	$29.5	$117.8	$—
Liabilities
Derivative financial instruments:
Interest rate contracts	$0.4	$—	$0.4	$—	$1.6	$—	$1.6	$—
Foreign exchange contracts	60.9	—	60.9	—	102.0	—	102.0	—
Contingent earn-out consideration	85.4	—	—	85.4	57.5	—	—	57.5
Total liabilities	$146.7	$—	$61.3	$85.4	$161.1	$—	$103.6	$57.5
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
Changes in the fair value of our Level 3 contingent earn-out consideration obligation were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Balance at beginning of period	$72.1	$65.3	$57.5	$59.0
Remeasurement adjustment	10.2	(1.8)	24.4	(0.3)
Foreign currency translation adjustment	3.1	(5.4)	3.5	(0.6)
Balance at end of period	$85.4	$58.1	$85.4	$58.1
Other fair value disclosures—The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-

term debt, commercial paper, debt associated with our term loan, revolving credit facility and Senior Notes as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
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
Contingent liabilities associated with liquidated damages—Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other legal analysis, management believes we have appropriately accrued for probable liquidated damages at September 30, 2012, and December 31, 2011, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows.
Note 15: Business Segment Information
Segment revenue and segment operating profit were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Segment revenue
Subsea Technologies	$929.2	$833.7	$2,770.0	$2,324.2
Surface Technologies	362.8	335.5	1,154.4	937.1
Energy Infrastructure	133.2	129.1	409.6	352.3
Other revenue (1) and intercompany eliminations	(6.2)	(11.1)	(23.5)	(15.1)
Total revenue	$1,419.0	$1,287.2	$4,310.5	$3,598.5
Income before income taxes:
Segment operating profit:
Subsea Technologies	$115.5	$96.1	$300.3	$250.1
Surface Technologies	57.5	65.8	219.7	173.7
Energy Infrastructure	7.7	13.9	26.1	29.1
Total segment operating profit	180.7	175.8	546.1	452.9
Corporate items:
Corporate expense (2)	(11.5)	(9.3)	(30.4)	(28.3)
Other revenue (1) and other expense, net (3)	(29.3)	2.7	(79.9)	(7.5)
Net interest expense	(6.0)	(2.4)	(15.9)	(6.0)
Total corporate items	(46.8)	(9.0)	(126.2)	(41.8)
Income before income taxes attributable to FMC Technologies, Inc.	$133.9	$166.8	$419.9	$411.1
 _______________________

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(2)	Corporate expense primarily includes corporate staff expenses.

(3)
Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and assets were as follows:

(In millions)	September 30, 2012	December 31, 2011
Segment operating capital employed (1):
Subsea Technologies	$1,830.2	$1,218.2
Surface Technologies	850.9	620.5
Energy Infrastructure	491.1	365.5
Total segment operating capital employed	3,172.2	2,204.2
Segment liabilities included in total segment operating capital employed (2)	1,618.6	1,521.1
Corporate (3)	745.9	545.7
Total assets	$5,536.7	$4,271.0
Segment assets:
Subsea Technologies	$3,074.0	$2,377.7
Surface Technologies	1,120.1	879.1
Energy Infrastructure	616.5	488.0
Intercompany eliminations	(19.8)	(19.5)
Total segment assets	4,790.8	3,725.3
Corporate (3)	745.9	545.7
Total assets	$5,536.7	$4,271.0

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

Note 16: Subsequent Events
On October 1, 2012, we completed the acquisition of 100.0% of Pure Energy Services Ltd. ("Pure Energy") for the purchase price of $287.0 million. Based in Calgary, Alberta, Canada, and operating in multiple field locations in both Canada and the United States, Pure Energy is a provider of frac flowback services and wireline services. The acquisition of Pure Energy is expected to complement the existing products and services of our Surface Technologies segment and to create client value by providing an integrated well site solution. Purchase price accounting was not completed as of the filing date of this Quarterly Report on Form 10-Q, and as such, disclosure requirements for business combinations are not provided.
On October 5, 2012, the Compensation Committee of the Board of Directors approved the replacement of our defined benefit plan with a defined contribution plan for Norwegian employees under the age of 52. We expect to record approximately $7.3 million in expense in the fourth quarter of 2012 related to the curtailment of the defined pension plan in Norway.

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
All of our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements, include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as the following:

•	Demand for our systems and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	Potential liabilities arising out of the installation or use of our systems;

•	Continuing consolidation within our customers’ industries;

•	U.S. and international laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations;

•	Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business;

•	Fluctuations in currency markets worldwide;

•	Cost overruns that may affect profit realized on our fixed price contracts;

•	The cumulative loss of major contracts or alliances;

•	Our dependence on the continuing services of key managers and employees and our ability to attract, retain and motivate additional highly-skilled employees for the operation and expansion of our business;

•	Rising costs and availability of raw materials;

•	A failure of our information technology infrastructure or any significant breach of security;

•	Our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	The outcome of uninsured claims and litigation against us;

•	Disruptions in the timely delivery of our backlog and its effect on our future sales, profitability and our relationships with our customers;

•	Disruptions in the financial and credit markets and its impact on our customers’ activity levels, spending for our products and services and ability to pay amounts owed us;

•	Deterioration in future expected profitability or cash flows and its effect on our goodwill;

•	Downgrade in the ratings of our debt could restrict our ability to access the debt capital markets; and

•	Our ability to successfully integrate Pure Energy's operations and to realize synergies from the acquisition.
We wish to caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three Months Ended September 30,		Change
(In millions, except %)	2012	2011	$	%
Revenue	$1,419.0	$1,287.2	131.8	10.2
Costs and expenses:
Cost of sales	1,099.1	980.2	118.9	12.1
Selling, general and administrative expense	152.9	110.0	42.9	39.0
Research and development expense	29.8	23.8	6.0	25.2
Total costs and expenses	1,281.8	1,114.0	167.8	15.1
Other income (expense), net	4.3	(3.4)	7.7	*
Net interest expense	(6.0)	(2.4)	(3.6)	150.0
Income before income taxes	135.5	167.4	(31.9)	(19.1)
Provision for income taxes	35.0	45.7	(10.7)	(23.4)
Net income	100.5	121.7	(21.2)	(17.4)
Net income attributable to noncontrolling interests	(1.6)	(0.6)	(1.0)	166.7
Net income attributable to FMC Technologies, Inc	$98.9	$121.1	(22.2)	(18.3)
_______________________

*	Not meaningful
Revenue increased by $131.8 million in the third quarter of 2012 compared to the prior-year quarter and reflected revenue growth in all business segments. Revenue in the third quarter of 2012 included a $73.0 million unfavorable impact of foreign currency translation, compared to the prior-year quarter. Subsea systems and services had strong order activity during the third quarter of 2012. The impact of the higher backlog coming into the third quarter of 2012 led to increased Subsea Technologies sales year-over-year. Additionally, revenue increased year-over-year as a result of our acquisition of Schilling during the second quarter of 2012. Surface Technologies posted higher revenue during the third quarter of 2012 from our surface wellhead business in the Asia Pacific region due to conventional wellhead system sales and in North America from increased services related to hydraulic fracturing activity.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 22.5% in the third quarter of 2012, from 23.9% in the prior-year quarter. The margin decline was predominantly due to our Surface Technologies segment as our surface wellhead business realized lower margins due to pricing pressure in the North American market, partially offset by improved margins in

Asia Pacific from higher margin projects in the third quarter of 2012. Additionally, margins declined year-over-year in our fluid control business due to higher staffing and expansion costs. The decline in gross profit as a percentage of sales was partially offset by improved performance and execution in our Subsea Technologies segment from the prior-year quarter. Gross profit for the third quarter of 2012 included a $16.5 million unfavorable impact of foreign currency translation.
Selling, general and administrative expense increased by $42.9 million year-over-year, driven by additional staffing to support expanding operations.
Research and development expense increased by $6.0 million year-over-year as we continued to advance new technologies in Subsea Technologies, including subsea processing capabilities.
Other income (expense), net, reflected $3.4 million in gains during the three months ended September 30, 2012 from the remeasurement of foreign currency exposures, and $3.3 million in losses during the three months ended September 30, 2011 associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan.
Our income tax provisions for the third quarter of 2012 and 2011, reflected effective tax rates of 26.1% and 27.4%, respectively. The decrease in the effective tax rate year-over-year was primarily due to changes in our international structure during 2012 and lower charges related to unrecognized tax benefits, partially offset by an unfavorable change in the forecasted country mix of earnings and the tax impact of the remeasurement of the MPM contingent earn-out consideration. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,142 million at September 30, 2012. The Company would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. The Company has no current intention to repatriate these earnings.
Business Outlook
Overall, management remains optimistic about business activity entering into 2013. Average crude oil prices remained relatively static in the third quarter as compared to the second quarter of 2012, averaging $92 per barrel for WTI crude during the third quarter. Expectations of future energy demand are closely tied to economic activity in major world economies. Despite expectations of slow global economic growth, total world consumption of crude oil and liquid fuels is expected to slightly increase in 2013. As a result, we currently expect crude oil prices to remain at a level that supports strong exploration and production activity, especially in subsea markets.
Our strong subsea project backlog as of September 30, 2012, combined with continued strong demand for subsea services related to exploration and production activity, supports our expectations of higher subsea revenue and increasing margins during 2013, coupled with significant inbound expansion. These expectations are partly dependent upon our ability to successfully develop and advance the capacity and capabilities of our supply chain. We believe the workforce we added in 2011 and in the first nine months of 2012, including increased capacity surrounding supply chain management, is preparing us for further subsea market growth. We expect market demand to remain strong for our subsea technologies systems and service offerings worldwide.
Regarding our surface technologies portfolio, North American shale activity was strong during the first half of 2012; however, we are experiencing a slowdown in capital orders as a result of hydraulic fracturing fleets aligning with market demand. The market shift in North America had an impact on segment profits in the third quarter of 2012 and will continue through the fourth quarter of 2012 and into 2013. Despite the weakness in the North American market, we expect our international surface wellhead business to perform well. In addition, on October 1, 2012, we completed the acquisition of Pure Energy which will allow us to offer an integrated fracturing rental service, consistent with our strategy for continued expansion in the shale markets.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three Months Ended September 30,		Change
(In millions, except %)	2012	2011	$	%
Revenue
Subsea Technologies	$929.2	$833.7	95.5	11.5
Surface Technologies	362.8	335.5	27.3	8.1
Energy Infrastructure	133.2	129.1	4.1	3.2
Other revenue and intercompany eliminations	(6.2)	(11.1)	4.9	*
Total revenue	$1,419.0	$1,287.2	131.8	10.2
Segment Operating Profit
Subsea Technologies	$115.5	$96.1	19.4	20.2
Surface Technologies	57.5	65.8	(8.3)	(12.6)
Energy Infrastructure	7.7	13.9	(6.2)	(44.6)
Total segment operating profit	180.7	175.8	4.9	2.8
Corporate Items
Corporate expense	(11.5)	(9.3)	(2.2)	23.7
Other revenue and other expense, net	(29.3)	2.7	(32.0)	(1,185.2)
Net interest expense	(6.0)	(2.4)	(3.6)	150.0
Total corporate items	(46.8)	(9.0)	(37.8)	420.0
Income before income taxes	133.9	166.8	(32.9)	(19.7)
Provision for income taxes	35.0	45.7	(10.7)	(23.4)
Net income attributable to FMC Technologies, Inc.	$98.9	$121.1	(22.2)	(18.3)
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt, income taxes and other revenue and other expense, net.
Subsea Technologies
Subsea Technologies’ revenue increased $95.5 million year-over-year. Revenue for the third quarter of 2012 included a $62.3 million unfavorable impact of foreign currency translation, compared to the prior-year quarter. Excluding the impact of foreign currency translation, total revenue increased by $157.8 million year-over-year. Subsea Technologies revenue is primarily impacted by the level of backlog conversion. We entered the quarter with solid subsea backlog and continued to have strong subsea systems and service order activity during the third quarter of 2012. Additionally, revenue increased year-over-year resulting from our acquisition of Schilling during the second quarter of 2012.

Subsea Technologies’ operating profit in the third quarter of 2012 totaled $115.5 million, or 12.4% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 11.5%. The year-over-year margin improvement was predominantly due to higher volumes and improved execution on projects, partially offset by increased selling, general and administrative expenses from higher costs of staffing to support expanding operations. Foreign currency translation unfavorably impacted operating profit in the third quarter of 2012 by $9.7 million compared to the prior-year quarter.
Surface Technologies
Surface Technologies’ revenue increased by $27.3 million year-over-year. Revenue for the third quarter of 2012 included a $4.9 million unfavorable impact of foreign currency translation, compared to the prior-year quarter. Excluding the impact of foreign currency translation, total revenue increased by $32.2 million year-over-year. The increase was primarily driven by our surface wellhead business in the Asia Pacific region due to conventional wellhead system sales and in North America from increased services related to hydraulic fracturing activity.
Surface Technologies’ operating profit in the third quarter of 2012 totaled $57.5 million, or 15.8% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 19.6%. The margin decline was primarily driven by our surface wellhead business due to pricing pressure in the North American market and higher warranty costs in Europe, partially offset by improved margins in Asia Pacific from higher margin projects in the third quarter of 2012. Additionally, margins declined year-over-year in our fluid control business due to higher staffing and expansion costs.
Energy Infrastructure
Energy Infrastructure’s revenue increased by $4.1 million year-over-year. The increase was driven by demand for our measurement solutions products and services due to the strength of North American oil and gas shale activity, increased sales volumes in material handling, and our acquisition of CSI during the second quarter of 2012.
Energy Infrastructure’s operating profit in the third quarter of 2012 totaled $7.7 million, or 5.8% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 10.8%. The margin decline was primarily driven by our separation systems business from higher fixed costs on lower sales volumes and higher contract completion costs and research and development expenses in direct drive systems in 2012.
Corporate Items
Our corporate items reduced earnings by $46.8 million in 2012, compared to $9.0 million in 2011. The year-over-year increase primarily reflected the following:

•	unfavorable variance in foreign currency gains and losses of $6.1 million;

•	unfavorable variance related to the remeasurement of the MPM contingent earn-out consideration of $11.9 million;

•	unfavorable variance related to higher pension expense of $8.5 million primarily due to settlement losses in our U.S. non-qualified defined benefit pension plan; and an

•	unfavorable variance related to higher interest expense of $3.6 million.
Inbound Orders and Order Backlog
Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Subsea Technologies	$885.5	$750.5	$3,192.5	$2,637.7
Surface Technologies	340.3	357.9	1,130.7	1,084.6
Energy Infrastructure	157.5	156.6	496.1	429.5
Intercompany eliminations and other	(5.7)	(11.6)	(7.1)	(14.0)
Total inbound orders	$1,377.6	$1,253.4	$4,812.2	$4,137.8

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation positively affected backlog by $118.9 million and negatively affected backlog by $95.9 million for the three and nine months ended September 30, 2012, respectively, and negatively affected backlog by $328.3 million and $108.6 million for the three and nine months ended September 30, 2011, respectively.

	Order Backlog
(In millions)	September 30, 2012	December 31, 2011	September 30, 2011
Subsea Technologies	$4,415.9	$4,090.0	$3,800.8
Surface Technologies	554.6	577.7	550.2
Energy Infrastructure	312.7	226.9	255.2
Intercompany eliminations	(1.0)	(18.2)	(4.0)
Total order backlog	$5,282.2	$4,876.4	$4,602.2
Order backlog for Subsea Technologies at September 30, 2012, increased by $325.9 million compared to December 31, 2011, reflecting a significant order of approximately $925 million from Petrobras related to our Pre-Salt Tree award. Backlog of $4.4 billion at September 30, 2012, was composed of various subsea projects, including BG Norge’s Knarr; BP’s Block 18;

Chevron’s Wheatstone; ExxonMobil’s Hibernia Southern Extension; Petrobras’ Tree and Manifold Frame Agreements, Congro & Corvina, and Pre-Salt Tree award; Shell’s Prelude, BC-10, and Bonga; Statoil’s Statfjord Workover System, Fram H Nord, and Gulfaks; Total’s CLOV; and Woodside’s Greater Western Flank.
Surface Technologies’ order backlog at September 30, 2012, decreased by $23.1 million compared to December 31, 2011. The decrease was due to lower inbound orders in our fluid control business and conversion of year-end 2011 backlog, partially offset by strong inbound orders in surface wellhead during the nine months ended September 30, 2012.
Energy Infrastructure’s order backlog at September 30, 2012, increased by $85.8 million compared to December 31, 2011, reflecting a significant order in our loading systems business from Shell related to the Prelude floating liquefied natural gas project. The increase was also due to strong overall inbound orders in our automation and controls business during the three months ended September 30, 2012.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Nine Months Ended September 30,		Change
(In millions, except %)	2012	2011	$	%
Revenue	$4,310.5	$3,598.5	712.0	19.8
Costs and expenses:
Cost of sales	3,383.1	2,776.8	606.3	21.8
Selling, general and administrative expense	429.3	341.7	87.6	25.6
Research and development expense	82.9	62.0	20.9	33.7
Total costs and expenses	3,895.3	3,180.5	714.8	22.5
Other income (expense), net	24.4	1.5	22.9	*
Net interest expense	(15.9)	(6.0)	(9.9)	165.0
Income before income taxes	423.7	413.5	10.2	2.5
Provision for income taxes	110.3	110.5	(0.2)	(0.2)
Net income	313.4	303.0	10.4	3.4
Net income attributable to noncontrolling interests	(3.8)	(2.4)	(1.4)	58.3
Net income attributable to FMC Technologies, Inc	$309.6	$300.6	9.0	3.0
_______________________

*	Not meaningful
Revenue increased by $712.0 million in 2012 compared to the prior year and reflected revenue growth in all business segments. Revenue in 2012 included a $173.2 million unfavorable impact of foreign currency translation, compared to the prior year. Subsea systems and services had strong order activity during the nine months ended September 30, 2012. The impact of the higher backlog coming into 2012 led to increased Subsea Technologies sales year-over-year. Additionally, revenue increased year-over-year as a result of our acquisition of Schilling during the second quarter of 2012. Surface Technologies posted higher revenue from higher backlog entering the year. The higher backlog was due to increased demand for Weco®/Chiksan® equipment and well service pumps due to the ongoing strength of the North American oil and gas shale markets. Surface wellhead also posted higher revenue primarily in the North American and Asia Pacific markets.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 21.5% in 2012, from 22.8% in the prior year. The margin decline was predominantly due to the remeasurement of the MPM contingent earn-out consideration, inefficiencies of integrating a rapidly increasing workforce and higher project execution costs in the first half of 2012, partially offset by improved execution and higher volumes on projects in the third quarter of 2012 in Subsea Technologies. Gross profit in 2012 included a $36.0 million unfavorable impact of foreign currency translation.
Selling, general and administrative expense increased by $87.6 million year-over-year, driven by additional staffing to support expanding operations.
Research and development expense increased by $20.9 million year-over-year as we continued to advance new technologies in

Subsea Technologies, including subsea processing capabilities.
Other income (expense), net, reflected $2.6 million in gains during the nine months ended September 30, 2012 and 2011, from the remeasurement of foreign currency exposures. We also recognized a $20.0 million gain related to the fair valuation of our previously held equity interest in Schilling during the nine months ended September 30, 2012.
Our income tax provisions for the first nine months of 2012 and 2011, reflected effective tax rates of 26.3% and 26.9%, respectively. Excluding a benefit related to recognizing a retroactive tax holiday in Singapore in the first quarter of 2011, our effective rate for income taxes for the nine months ended September 30, 2011, was 28.6%. The decrease from this adjusted rate to our effective tax rate for the nine months ended September 30, 2012, was primarily due to changes in our international structure during 2012, partially offset by the tax impact of the remeasurement of the MPM contingent earn-out consideration. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,142 million at September 30, 2012. The Company would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. The Company has no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Nine Months Ended September 30,		Change
(In millions, except %)	2012	2011	$	%
Revenue
Subsea Technologies	$2,770.0	$2,324.2	445.8	19.2
Surface Technologies	1,154.4	937.1	217.3	23.2
Energy Infrastructure	409.6	352.3	57.3	16.3
Other revenue and intercompany eliminations	(23.5)	(15.1)	(8.4)	*
Total revenue	$4,310.5	$3,598.5	712.0	19.8
Segment Operating Profit
Subsea Technologies	$300.3	$250.1	50.2	20.1
Surface Technologies	219.7	173.7	46.0	26.5
Energy Infrastructure	26.1	29.1	(3.0)	(10.3)
Total segment operating profit	546.1	452.9	93.2	20.6
Corporate Items
Corporate expense	(30.4)	(28.3)	(2.1)	7.4
Other revenue and other expense, net	(79.9)	(7.5)	(72.4)	965.3
Net interest expense	(15.9)	(6.0)	(9.9)	165.0
Total corporate items	(126.2)	(41.8)	(84.4)	201.9
Income before income taxes	419.9	411.1	8.8	2.1
Provision for income taxes	110.3	110.5	(0.2)	(0.2)
Net income attributable to FMC Technologies, Inc.	$309.6	$300.6	9.0	3.0
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt, income taxes and other revenue and other expense, net.
Subsea Technologies

Subsea Technologies’ revenue increased $445.8 million year-over-year. Revenue for the nine months ended September 30, 2012 included an $146.4 million unfavorable impact of foreign currency translation, compared to the prior-year. Excluding the impact of foreign currency translation, total revenue increased by $592.2 million year-over-year. Subsea Technologies revenue is primarily impacted by the level of backlog conversion. We entered the year with record subsea backlog and continued to have strong order activity during the first nine months of 2012, including our Pre-Salt Tree award with Petrobras. Additionally, revenue increased year-over-year as a result of our acquisition of Schilling during the second quarter of 2012.

Subsea Technologies’ operating profit totaled $300.3 million, or 10.8% of revenue, in 2012, compared to the prior-year’s operating profit as a percentage of revenue of 10.8%. Subsea Technologies' operating profit in the nine months ended September 30, 2012 included the gain on our previously held equity interest in Schilling and other purchase price adjustments which had a combined net benefit in the period of $9.0 million. Excluding this net benefit, the year-over-year margin decline was predominantly due to inefficiencies of integrating a rapidly increasing workforce and higher project execution costs in the first half of 2012, partially offset by improved execution and higher volumes on projects in the third quarter of 2012. Foreign currency translation unfavorably impacted operating profit in 2012 by $19.9 million compared to the prior year.
Surface Technologies
Surface Technologies’ revenue increased by $217.3 million year-over-year. The increase was driven by strong demand for fluid control products, particularly Weco®/Chiksan® equipment, coupled with an increased demand for well service pumps due to the strength of North American oil and gas shale activity. In addition, surface wellhead markets in North America also led to revenue growth year-over-year primarily due to conventional wellhead system sales and increased services related to hydraulic fracturing activity, coupled with increased revenue in Asia Pacific due to conventional wellhead system sales.
Surface Technologies’ operating profit totaled $219.7 million, or 19.0% of revenue, in 2012, compared to the prior-year’s operating profit as a percentage of revenue of 18.5%. The margin improvement was driven by improved margins in surface wellhead due to increased services related to hydraulic fracturing activity and strengthening international performance, partially offset by lower margins in fluid control due to higher staffing and expansion costs.
Energy Infrastructure
Energy Infrastructure’s revenue increased by $57.3 million year-over-year. The increase was driven by strong demand for our measurement solutions products and services due to the strength of North American oil and gas shale activity, increased sales volumes in material handling, and our acquisition of CSI during the second quarter of 2012.
Energy Infrastructure’s operating profit totaled $26.1 million, or 6.4% of revenue, in 2012, compared to the prior-year’s operating profit as a percentage of revenue of 8.3%. The margin decline was primarily driven by higher costs on loading systems projects in 2012, higher margin projects in separations systems in 2011, and higher research and development expenses in direct drive systems in 2012. These declines were partially offset by margin improvements in measurement solutions and material handling businesses.
Corporate Items
Our corporate items reduced earnings by $126.2 million in 2012, compared to $41.8 million in 2011. The year-over-year increase primarily reflected the following:

•	unfavorable variance in foreign currency gains and losses of $24.0 million;

•	unfavorable variance related to the remeasurement of the MPM contingent earn-out consideration of $24.7 million;

•	unfavorable variance related to higher pension expense of $14.4 million primarily due to settlement losses in our U.S. non-qualified defined pension plan; and an

•	unfavorable variance related to higher interest expense of $9.9 million.

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
We were in a net debt position at September 30, 2012. Net debt, or net cash, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net (debt) cash is a meaningful measure of our financial leverage and can assist investors in understanding our results and recognizing underlying trends. This measure supplements disclosures required by GAAP. The following table provides details of the balance sheet classifications included in net (debt) cash.

(In millions)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$566.2	$344.0
Short-term debt and current portion of long-term debt	(37.7)	(587.6)
Long-term debt, less current portion	(1,491.4)	(36.0)
Net debt	$(962.9)	$(279.6)
The change in our net debt position was primarily due to payments for acquisitions, capital expenditures and increased borrowings to fund working capital requirements, partially offset by higher net income during the nine months ended September 30, 2012.
Cash Flows
We used $5.2 million and generated $118.8 million in cash flows from operating activities during the nine months ended September 30, 2012 and 2011, respectively. The decrease in cash flows from operating activities year-over-year was primarily due to changes in our working capital driven by our portfolio of projects. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. This unfavorable change was partially offset by higher net income year-over-year.
During the nine months ended September 30, 2012, cash flows required by investing activities totaled $611.4 million, consisting of amounts required to fund capital expenditures and acquisitions. Capital expenditures totaled $282.7 million, an increase of $95.7 million year-over-year, primarily reflecting our investment in capacity expansion, tooling, rental tools and equipment upgrades. Additionally, cash required, net of cash acquired, for our acquisitions of Schilling and CSI totaled $328.6 million during the nine months ended September 30, 2012.
Cash provided by financing activities was $837.2 million and $92.1 million for the nine months ended September 30, 2012 and 2011, respectively. The year-over-year increase in cash provided by financing activities was used to fund capital expenditures, acquisitions, and working capital needs. During the nine months ended September 30, 2012, we completed the public offering of $800.0 million aggregate senior notes which was used for the repayment of outstanding commercial paper and indebtedness under our revolving credit facility.
Debt and Liquidity
Senior Notes—On September 21, 2012, we completed the public offering of $300.0 million aggregate principal amount of 2.00% senior notes due October 2017 and $500.0 million aggregate principal amount of 3.45% senior notes due October 2022. Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2013. Net proceeds from the offering of $793.8 million were used for the repayment of outstanding commercial paper and indebtedness under our revolving credit facility. Additional information about the Senior Notes is incorporated herein by reference from Note 6 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Credit Facility—The following is a summary of our credit facility at September 30, 2012:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$1,500.0	$100.0	$585.8	$6.0	$808.2	March 2017
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $585.8 million of commercial paper issued under our facility at September 30, 2012. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at September 30, 2012.
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
Outlook
Historically, we have generated our capital resources primarily through operations and, when needed, through our credit facility. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and access to capital markets.
We project spending approximately $400 million in 2012 for capital expenditures, largely for capacity expansion in our subsea technologies manufacturing, and tools necessary to expand offshore service capabilities. We expect to make contributions of approximately $2.0 million and $16.2 million to our domestic pension plans and international pension plans during the remainder of 2012, respectively. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Further, we expect to continue our stock repurchases authorized by our Board, with the timing and amounts of these repurchases dependent upon market conditions and liquidity. In conjunction with the closing of our acquisition of Pure Energy on October 1, 2012, a cash outlay of $287.0 million will be administered in the fourth quarter of 2012.
We have $808.2 million of capacity available under our credit facility that we expect to utilize if working capital needs temporarily increase in response to market demand. We also continue to evaluate acquisitions, divestitures and joint ventures that meet our strategic priorities. Our intent is to maintain a level of financing sufficient to meet these objectives.
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2011, for a discussion of our critical accounting estimates. During the nine months ended September 30, 2012, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
On September 21, 2012, we completed the public offering of $800 million aggregate principal amount of Senior Notes. Additional information about our Senior Notes is incorporated herein by reference from Note 6 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q. Our Senior Notes have fixed interest rates, so consequently, we are not exposed to cash flow risk from market interest rate changes on these Senior Notes. Additionally, the fair value of our fixed-rate debt changes with movements in market interest rates.
There have been no material changes in reported market risks from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2011.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Our disclosure controls and procedures are designed to:

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

There were no changes in internal controls identified in the evaluation for the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
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
ITEM 1A. RISK FACTORS
In addition to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, the following risk factors were identified:

A deterioration in future expected profitability or cash flows could result in an impairment of our recorded goodwill.

Reporting units with goodwill are tested for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, or based on management's judgment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step quantitative impairment test is performed. The first step compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss.
A lower fair value estimate in the future for any of our reporting units could result in goodwill impairments. Factors that could trigger a lower fair value estimate include changes in customer demand, cost increases, regulatory or political environment changes, and other changes in market conditions, such as decreased prices in market-based transactions for similar assets, which could impact future earnings of the reporting unit. We have not recognized any impairment for the nine months ended September 30, 2012.

A downgrade in the rating of our debt could restrict our ability to access the capital markets.

Changes in the ratings assigned to our debt may ultimately impact our access to the debt capital markets and the costs we incur to borrow additional funds. If ratings for our debt fall below investment grade, our access to the debt capital markets could become restricted. Moreover, our revolving credit agreement includes an increase in interest rates if the ratings for our debt are downgraded. An increase in the level of our indebtedness and related interest costs may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended September 30, 2012.
The following table summarizes repurchases of our common stock during the three months ended September 30, 2012.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2012—July 31, 2012	288,487	$40.87	268,687	16,490,231
August 1, 2012—August 31, 2012	256,865	$47.02	231,365	16,258,866
September 1, 2012—September 30, 2012	190,000	$48.14	190,000	16,068,866
Total	735,352	$44.90	690,052	16,068,866
 _______________________

(a)
Represents 690,052 shares of common stock repurchased and held in treasury and 45,300 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 66,710 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended September 30, 2012.

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

2.3
Arrangement Agreement dated August 17, 2012 between FMC Technologies, Inc. and Pure Energy Services Ltd. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on August 20, 2012 (File No. 001-16489)).

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

4.2
Preferred Share Purchase Rights Agreement, dated as of June 5, 2001, between FMC Technologies, Inc. and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001) (File No. 333-55920)).

4.2.a
Amendment to Preferred Share Purchase Rights Agreement, dated as of September 8, 2009, between FMC Technologies, Inc. and National City Bank, as Rights Agent (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on September 14, 2009 (File No. 001-16489)).

4.3
Indenture, dated September 21, 2012 between FMC Technologies, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).

4.3.a
First Supplemental Indenture, dated September 21, 2012 between FMC Technologies, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).

4.3.b	Form of 2.00% Senior Notes dues 2017 (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).

4.3.c
Second Supplemental Indenture, dated September 21, 2012 between FMC Technologies, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).

4.3.d	Form of 3.45% Senior Notes dues 2022 (incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).

10.1
Form of Voting and Support Agreement dated August 17, 2012 between FMC Technologies, Inc. and the directors and officers of Pure Energy Services Ltd. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2012) (File No. 001-16489).

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

2.3
Arrangement Agreement dated August 17, 2012 between FMC Technologies, Inc. and Pure Energy Services Ltd. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on August 20, 2012 (File No. 001-16489)).

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

3.2	Amended and Restated Bylaws of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on November 3, 2010) (File No. 001-16489).

4.1	Form of Specimen Certificate for the Company's Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001 (File No. 333-55920)).

4.2
Preferred Share Purchase Rights Agreement, dated as of June 5, 2001, between FMC Technologies, Inc. and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference from Exhibit 4.2 to the Form S-8 filed on June 14, 2001) (File No. 333-55920).

4.2.a
Amendment to Preferred Share Purchase Rights Agreement, dated as of September 8, 2009, between FMC Technologies, Inc. and National City Bank, as Rights Agent (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on September 14, 2009 (File No. 001-16489)).

4.3
Indenture, dated September 21, 2012 between FMC Technologies, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).

4.3.a
First Supplemental Indenture, dated September 21, 2012 between FMC Technologies, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).

4.3.b	Form of 2.00% Senior Notes dues 2017 (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).

4.3.c
Second Supplemental Indenture, dated September 21, 2012 between FMC Technologies, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).

4.3.d	Form of 3.45% Senior Notes dues 2022 (incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).

10.1
Form of Voting and Support Agreement dated August 17, 2012 between FMC Technologies, Inc. and the directors and officers of Pure Energy Services Ltd. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2012) (File No. 001-16489).

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
FMC Technologies, Inc.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)
Date: October 26, 2012