Form 10-K
period 2012-12-31
FMC TECHNOLOGIES INC
filed 2013-02-22
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, determined by multiplying the outstanding shares on June 29, 2012, by the closing price on such day of $39.23 as reported on the New York Stock Exchange, was $4,911,574,225.*
The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of February 20, 2013 was 237,478,922.
DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for the 2013 Annual Meeting of Stockholders	Part III

*
Excludes 113,569,164 shares of the registrant’s Common Stock held by directors, officers and holders of more than 5% of the registrant’s Common Stock as of June 29, 2012. Exclusion of shares held by any person should not be construed to indicate that such person or entity possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person or entity is controlled by or under common control with the registrant.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.

All of our forward-looking statements involve significant risks and uncertainties (many of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. These factors include, among other things, those described in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and factors that are unknown or unpredictable. We wish to caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

OVERVIEW

FMC Technologies, Inc. is a global provider of technology solutions for the energy industry. FMC Technologies, Inc. was incorporated in November 2000 under Delaware law and was a wholly-owned subsidiary of FMC Corporation until our initial public offering in June 2001. Our principal executive offices are located at 5875 North Sam Houston Parkway West, Houston, Texas 77086. As used in this report, except where otherwise stated or indicated by the context, all references to the “Company,” “FMC Technologies,” “we,” “us,” and “our” are to FMC Technologies, Inc. and its consolidated subsidiaries.

We design, manufacture and service technologically sophisticated systems and products, including subsea production and processing systems, surface wellhead production systems, high pressure fluid control equipment, measurement solutions and marine loading systems for the energy industry. We report the results of operations in the following reporting segments: Subsea Technologies, Surface Technologies and Energy Infrastructure. Financial information about our business segments is incorporated herein by reference from Note 19 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

During 2012, we acquired the remaining 55% of Schilling Robotics, LLC (“Schilling Robotics”), 100% of Pure Energy Services Ltd. (“Pure Energy”) and 100% of Control Systems International, Inc. (“CSI”). Schilling Robotics is a supplier of advanced robotic intervention products, including a line of remotely operating vehicle systems (“ROV”), manipulator systems and subsea control systems. The acquisition of the remaining 55% of Schilling Robotics will allow us to grow in the expanding subsea environment, where demand for ROVs and the need for maintenance activities of subsea equipment is expected to increase. Additionally, we acquired Pure Energy, a provider of fracturing flowback services and wireline services. The acquisition of Pure Energy is expected to complement the existing products and services of our Surface Technologies segment and to create client value by providing an integrated well site solution. Finally, we acquired CSI, a provider of automation, control and information technology to the oil and gas industry. We expect CSI will enhance our automation and controls technologies and benefit production and processing businesses such as measurement solutions through comprehensive fuel terminal and pipeline automation systems. Additional financial information about our 2012 business combinations is incorporated herein by reference from Note 4 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports are available free of charge through our website at www.fmctechnologies.com, under “Investors—Financial Information—SEC Filings” as soon as reasonably practicable after we file the reports with the Securities and Exchange Commission (the “SEC”).

Throughout this Annual Report on Form 10-K, we incorporate by reference certain information from our Proxy Statement for the 2013 Annual Meeting of Stockholders. We intend to provide stockholders with an annual report containing financial information that has been examined and reported upon, with an opinion expressed thereon by our independent registered public accounting firm. On or about April 3, 2013, we expect our Proxy Statement for the 2013 Annual Meeting of Stockholders will be available on our website under “Investors—Financial Information—SEC Filings.” Similarly, on the same date, we expect our 2012 Annual Report to Stockholders will be available on our website under “Investors—Financial Information—Annual Reports.”

BUSINESS SEGMENTS

Subsea Technologies

Subsea Technologies designs and manufactures products and systems and provides services used by oil and gas companies involved in deepwater exploration and production of crude oil and natural gas. The core compentencies of this segment is our technology and engineering expertise. Our production systems control the flow of crude oil and natural gas from producing wells. We specialize in offshore production systems and have manufacturing facilities near the world’s principal offshore oil and gas producing basins. We market our products primarily through our own technical sales organization.

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

The design and manufacture of our subsea systems requires a high degree of technical expertise and innovation. Some of our systems are designed to withstand exposure to the extreme hydrostatic pressure that deepwater environments present, as well as internal pressures of up to 15,000 pounds per square inch (“psi”) and temperatures in excess of 350º F. The development of our integrated subsea production systems includes initial engineering design studies and field development planning to consider all relevant aspects and project requirements including optimization of drilling programs and subsea architecture. Our subsea production systems and products include drilling systems, subsea trees, chokes and flow modules, manifold pipeline systems, control and data acquisition systems, well access systems and other electric technology. Additionally, as part of our technologies to enhance field economics by maximizing recovery, our subsea processing systems can enable cost-effective, platform-less solutions where the field is tied directly back to an existing offshore facility or directly to shore. Subsea processing system solutions include subsea boosting, subsea gas compression and subsea separation which are designed to accelerate production, increase recovery and extend field life. In order to provide these products, systems and services, we utilize engineering, project management, global procurement, manufacturing, assembly and testing capabilities.

We also provide well access and flow management services and other customer support services that offer a broad range of products and services including installation and workover tools, service technicians for installation assistance and field support for commissioning, intervention, and maintenance of our subsea systems throughout the life of the field. This scope of activity also includes providing tools such as our light well intervention system for certain well workover and intervention tasks. In 2012, FMC Technologies formed a joint venture with Edison Chouest Offshore LLC to provide integrated vessel-based subsea services for offshore oil and gas fields around the world. This joint venture is expected to provide cost-effective solutions to enhance our customer’s ability to initiate, maintain and increase production from subsea field developments through efficient operations, innovative technologies and a broad inventory of vessels and tools.

Subsea systems represented approximately 62%, 64% and 66% of our consolidated revenue in 2012, 2011 and 2010, respectively.

Schilling Robotics. We design and manufacture ROVs and remote manipulator systems and provide support services for subsea control systems and other high-technology equipment for subsea exploration and production. Our product offering includes electric and hydraulic work-class ROVs, tether-management systems, remote manipulator systems and modular control systems for wide-ranging subsea applications. We also provide services, such as engineering services, operations and maintenance training, simulation and mission planning, and ROV mobilization support, service and repair and maintenance.

Multi Phase Meters. We design and manufacture multiphase and wetgas meters with applications that include production and surface well testing, reservoir monitoring, remote operation, fiscal allocation for the purpose of production and revenue sharing between partners, process monitoring and control, and artificial lift optimization. This technology delivers highly accurate, self-calibrating meters with low maintenance features to meet our customers’ increasing requirements for subsea and topside applications. The Multi Phase Meters product line augments our portfolio of technologies for increasing oil and gas recovery and reservoir optimization.

Capital Intensity

Many of the systems and products that we supply for subsea applications are highly engineered to meet the unique demands of our customers and are typically ordered one to two years prior to installation. We often receive advance and progress payments from our customers in order to fund initial development and our working capital requirements.

Dependence on Key Customers

Generally, our customers in this segment are major integrated oil companies, national oil companies and independent exploration and production companies.

With our integrated systems for subsea production, we have actively pursued alliances with oil and gas companies that are engaged in the subsea development of crude oil and natural gas. Development of subsea fields, particularly in deepwater environments, involves substantial capital investments by our customers. Our customers have sought the security of alliances with us to ensure timely and cost-effective delivery of subsea and other energy-related systems that provide integrated solutions to their needs. Our alliances establish important ongoing relationships with our customers. While our alliances do not contractually commit our customers to purchase our systems and services, they have historically led to, and we expect that they will continue to result in, such purchases. Some examples of customers we have entered into alliances with include Statoil, Shell, BP and Anadarko.

The loss of one or more of our significant oil and gas company customers could have a material adverse effect on our Subsea Technologies business segment. In 2012, we generated approximately 10% of our consolidated revenue from Shell.

Competition

Subsea Technologies competes with other companies that supply subsea systems and with smaller companies that are focused on a specific application, technology or geographical niche in which we operate. Companies including Cameron International Corporation, GE Oil & Gas, and Aker Solutions compete with us in the marketplace across our various product lines.

Some of the competitive factors include reliability, cost-effective technology, execution and delivery. Our competitive strengths include our intellectual capital, our execution and reliability of our products, experience base and breadth of technologies embedded in our products and services that enable us to design unique solutions for our customers’ project requirements while incorporating standardized components to contain costs. We maintain a presence in all of the world’s major producing basins. Our deepwater expertise, experience and technology help us maintain a leadership position in subsea systems.

Surface Technologies

Surface Technologies designs and manufactures products and systems and provides services used by oil and gas companies involved in land and offshore exploration and production of crude oil and natural gas. We also design, manufacture and supply technologically advanced high pressure valves, pumps and fittings used in stimulation activities for oilfield service companies and provide fracturing flowback and wireline services for exploration companies in the oil and gas industry.

Principal Products and Services

Surface Wellhead. We provide a full range of drilling, completion and production systems for both standard service and critical service applications. Surface production systems, or trees, are used to control and regulate the flow of crude oil and natural gas from the well. Our surface products and systems are used worldwide on both land and offshore platforms and can be used in difficult climates, including arctic cold or desert high temperatures. Our product technologies within surface wellhead include conventional wellheads, unihead drill-thru wellheads designed for faster surface installations, drilling time optimization

(“DTO”) timesaving conventional wellheads designed to reduce overall rig time and other technologies including sealing technology, thermal equipment, and valves and actuators. We support our customers through engineering, manufacturing, field installation support and aftermarket services. In addition, our integrated shale services include hydraulic fracturing manifolds and trees and flow back equipment for timely and cost-effective well completion. Surface wellhead represented approximately 13%, 14% and 15% of our consolidated revenue in 2012, 2011 and 2010, respectively.

Fluid Control. We design and manufacture flowline products, under the Weco®/Chiksan® trademarks, well service pumps, compact valves and reciprocating pumps used in well completion and stimulation activities by major oilfield service companies, such as Schlumberger Limited, Baker Hughes Incorporated, Halliburton Company and Weatherford International Ltd. Our flowline products are used in equipment that pumps corrosive and/or erosive fluid into a well during the well construction, hydraulic fracturing or other stimulation processes. Our well service pump product line includes Triplex and Quintuplex pumps utilized in a variety of applications including fracturing, acidizing and matrix stimulation. The performance of this business typically rises and falls with variations in the active rig count throughout the world and pressure pumping activity in the Americas. Fluid control represented approximately 12%, 12% and 9% of our consolidated revenue in 2012, 2011 and 2010, respectively.

Completion Services. We provide fracturing flowback services, cased hole electric wireline and slickline services, specialty logging services, pressure transient analysis, and well optimization and swabbing services for exploration companies in the oil and gas industry. Acquired in October 2012 and formerly known as Pure Energy Services Ltd., our completion services business provides fracturing flowback and wireline services. Fracturing flowback services provide our customers the well services necessary for the recovery of solids, fracturing fluids and hydrocarbons from oil and natural gas wells after the stimulation of the well and can involve high pressure or multi-well pad operations. Unlike open-hole wireline services which are only used to evaluate the potential of a newly drilled well, our cased hole wireline services are provided in the initial completion and throughout the life of the well. These services include cement bond logging, perforating and through casing formation evaluation in the initial completion of a well and production logging, production optimization services and ongoing wellbore integrity services throughout the life of the well.

Capital Intensity

Surface Technologies manufactures most of its products, resulting in a reliance on manufacturing locations throughout the world. We also maintain a large amount of rental equipment related to pressure pumping operations.

Dependence on Key Customers

No single Surface Technologies customer accounted for 10% or more of our 2012, 2011 or 2010 consolidated revenue.

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

Energy Infrastructure

Principal Products and Services

Measurement Solutions. We design and manufacture measurement systems for use in custody transfer of crude oil, natural gas and refined products. Our measurement systems provide solutions in energy-related applications such as crude oil and natural gas production and transportation, refined product transportation, petroleum refining, and petroleum marketing and distribution. We combine advanced measurement technology with state-of-the-art electronics and supervisory control systems to provide the measurement of both liquids and gases for purposes of verifying ownership and determining revenue and tax obligations.

Loading Systems. We provide land- and marine-based fluid loading and transfer systems to the oil and gas, petrochemical and chemical industries. Our systems are capable of loading and offloading marine vessels transporting a wide range of fluids including crude oil, liquefied natural gas (“LNG”) and refined products. While these systems are typically constructed on a fixed jetty platform, we also have developed advanced loading systems that can be mounted on a vessel or structure to facilitate ship-to-ship or tandem loading and offloading operations in open seas or exposed locations.

Material Handling Solutions. We provide material handling solutions, including bulk conveying systems to the power generation and mining industries. We provide innovative solutions for conveying, feeding, screening and orienting bulk product for customers in diverse industries. Our process, engineering, mechanical design and project management expertise enable us to provide performance optimization solutions for existing systems or newly customized turnkey plants.

Blending and Transfer Systems. We provide design, engineering, project management, maintenance and aftermarket services in connection with the application of blending and transfer technology solutions and process automation systems for manufacturers in the lubricant, petroleum, fuel blending, and additive and chemical industries.

Separation Systems. We design and manufacture systems that separate production flows from wells into oil, gas, sand and water. Our separation technology improves upon conventional separation technologies by moving the flow in a spiral, spinning motion. This causes the elements of the flow stream to separate more efficiently than conventional separation technologies. These systems are currently capable of subsea and topside applications. For subsea separation, performing a part of the required separation process at the seabed enables our customers to have more effective production and reduces the need for topside processing capacity.

Direct Drive Systems (“DDS”). We develop and manufacture high-performance permanent magnet motors and magnetic bearings. We provide machines and systems for a variety of energy-related applications, including integral motors and related system components for compression and pumping for natural gas pipelines, offshore platforms, subsea boosting and subsea water injection and compression. The compact size, efficiency and reliability of our motors make them ideal for these demanding applications.

Automation and Control. We provide automation, control and information technology for the oil and gas and other industries. Acquired in April 2012 and formerly known as Control Systems International, Inc., our automation and control business is a supplier of innovative control and automation system solutions through two primary products: (i) UCOS® and (ii) FUEL-FACS+®. UCOS® is a complete software solution that combines distributed control system and supervisory control and data acquisition system retrofits using software solutions and compression control algorithms which allows customers to control and manage the engineering, design and monitoring of their systems of operations. Additionally, FUEL-FACS+® is a terminal automation and information management system that allows customers to monitor and control terminal liquid flows and inventory.

Dependence on Key Customers

No single Energy Infrastructure customer accounted for 10% or more of our 2012, 2011 or 2010 consolidated revenue.

OTHER BUSINESS INFORMATION RELEVANT TO OUR BUSINESS SEGMENTS

Product Development

We continue to invest in product development to advance technologies necessary to meet and support the current and future technical challenges of our customers. New products are developed in order to ensure our ability to tender in upcoming projects and develop growth platforms. We also strive to increase standardization within our product lines in order to reduce delivery times, improve product integrity and control costs. To satisfy all these aims, we are focused on leveraging capabilities and advanced technologies from all of our businesses.

In our Subsea Technologies segment, we seek to invest in new technology that will enable the development of challenging fields. We continue to expand the portfolio of solutions in order to deliver a complete production system for high pressure, high temperature (“HPHT”) applications with products that can perform at pressures as high as 15,000 psi and temperatures in excess of 350º F. Key development work was completed in 2012 in the areas of sealing, tooling and insulation. Development efforts are now underway to engineer a portfolio of solutions for 20,000 psi and 400º F applications with key focus on materials testing and seal development.

In addition to enabling new developments, we also seek to develop solutions that will help operators maximize recovery from existing subsea fields. In 2012, qualification testing was completed on our Subsea MultiPhase Pump (“MPP”), which was introduced to the market for use in subsea boosting applications. The Subsea MPP combines field-proven pump hydraulics with innovative permanent magnet motors from our direct drive systems business. The Subsea MPP has a unique motor that differentiates it by enabling higher speed, power and efficiency in a more compact footprint compared to traditional induction motors. The subsea pump product line continued to expand as development activities initiated on the six megawatt, 15,000 psi multiphase pump. The six megawatt, 15,000 psi multiphase pump is being developed to meet the needs of a broader customer base of the boosting market. Another technology that enables increased oil recovery is our Reactive Flex Joint. The Reactive Flex Joint reduces bending and fatigue on permanently installed subsea equipment caused by the riser and other drilling and intervention equipment. This solution can increase production by enabling increased interventions and extended well life. Additionally, the Reactive Flex Joint is expected to provide cost savings through lower rig costs and improved safety. A full scale prototype has been developed and tested.

We are also expanding our subsea services portfolio enabling us to provide more services that maximize production and recovery over the life of the field. With three currently in our product offering, a fourth Riserless Light Well Intervention (“RLWI”) system is currently under construction. RLWI is a cost-effective intervention solution designed to perform various types of jobs that will improve and optimize recovery using smaller, purpose-built intervention vessels rather than rigs. Additionally, we have developed a Condition and Performance Monitoring (“CPM”) system that has been deployed in the North Sea.

In our Surface Technologies segment, recently acquired capabilities from our acquisition of Pure Energy complemented our strategy to provide products and services to support shale operations. Further complementing these new capabilities, product development efforts in our fluid control business are focused on the engineering of the next generation of flowline equipment including swivels, valves and unions used in pressure pumping applications. These enhancements are expected to provide improved product performance throughout the fracturing operation. Additional investments were directed toward these enhancements, product line expansion and testing of valve technologies used in surface trees.

In our Energy Infrastructure segment, we are strongly focused on our developing core technologies. Our separation systems business completed the development of several technologies to further improve separation performance. Development and qualification was completed on a bulk dewaterer, a cyclonic pipe separator designed to take water out of the oil stream which is often encountered in aging fields producing increasing amounts of water. This innovative technology increases throughput through the separator and makes the separation system smaller in size. Additionally, development work was completed on new sand evacuation technologies designed to remove sand from separators and prevent clogging. These technologies provide greater efficiency and better sand removal performance for optimal operation of the separator. Our loading systems business completed additional development work on its targeting system for the footless loading arm for offshore LNG applications known as “OLAF.” This enhancement is expected to further improve performance in dynamic offshore environments. Our measurement solutions business continued enhancement and expansion of its ultrasonic meter product line. These developments are expected to improve product performance and allow the technology to be applied in a greater number of measurement applications throughout the value chain.

Order Backlog

Information regarding order backlog is incorporated herein by reference from the section entitled “Inbound Orders and Order Backlog” in Part II, Item 7 of this Annual Report on Form 10-K.

Sources and Availability of Raw Materials

Our business segments purchase carbon steel, stainless steel, aluminum and steel castings and forgings both domestically and internationally. We typically do not use single source suppliers for the majority of our raw material purchases and believe the available supplies of raw materials are adequate to meet our needs.

Research and Development

We are engaged in research and development (“R&D”) activities largely directed toward the improvement of existing products and services, the design of specialized products to meet customer needs and the development of new products, processes and services. A large part of our product development spending has focused on the improved design and standardization of our Subsea Technologies product lines to meet our customer needs. Additional financial information about Company-sponsored R&D activities is incorporated herein by reference from Note 19 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Patents, Trademarks and Other Intellectual Property

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our businesses. As part of our ongoing research and development, we seek patents when appropriate for new products and product improvements. We have approximately 1,060 issued patents and pending patent applications worldwide. Further, we license intellectual property rights to or from third parties. We also own numerous U.S. and foreign trademarks and trade names and have approximately 250 registrations and pending applications in the United States and abroad.

We protect and promote our intellectual property portfolio and take those actions we deem appropriate to enforce and defend our intellectual property rights. We do not believe, however, that the loss of any one patent, trademark or license, or group of related patents, trademarks or licenses would have a material adverse effect on our overall business.

Employees

As of December 31, 2012, we had approximately 18,400 full-time employees, consisting of approximately 6,300 in the United States and 12,100 in non-U.S. locations. Less than 2% of our U.S. employees are represented by labor unions.

International Operations in Countries Subject to U.S. Restrictions

Certain of our non-U.S. subsidiaries have engaged in transactions with countries subject to U.S. restrictions; however, the aggregate amount of such sales did not exceed 0.1% of our consolidated annual revenue in 2012. As such, we consider these sales immaterial. Even though our non-U.S. subsidiaries may, under applicable laws and regulations, engage in transactions with various countries, in 2009, like many other companies, we adopted a policy directing our non-U.S. subsidiaries to effectuate an orderly withdrawal from doing business with the various countries subject to U.S. restrictions. This policy prohibited entering into new commitments involving these countries, but did not require the non-U.S. subsidiaries to cease performance of existing commitments, provided such commitments could be performed in compliance with all applicable laws and regulations. As a result of this policy decision, non-U.S. subsidiary sales to these countries accounted for less than 0.1% of our consolidated revenue in 2012. While some residual service-related sales may occur after 2012, we expect these to be insignificant since all remaining outstanding commitments have been substantially completed.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G(3) to Form 10-K, the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I, Item 1 “Business” of this Annual Report on Form 10-K.

As of February 22, 2013, the executive officers of FMC Technologies, together with the offices currently held by them, their business experience and their ages, are as follows:

Name	Age	Current Position and Business Experience
John T. Gremp	61	Chairman and Chief Executive Officer (2012) Chairman, President and Chief Executive Officer (2011) President and Chief Operating Officer (2010) Executive Vice President—Energy Systems (2007)
Maryann T. Seaman	50	Senior Vice President and Chief Financial Officer (2011) Vice President—Treasurer and Deputy Chief Financial Officer (2010) Vice President—Administration (2007)
Bradley D. Beitler	59	Vice President—Technology (2009) Director of Technology (2006)
Sanjay Bhatia	43	Vice President—Corporate Development (2012) Director of Business Development (2007)
Jeffrey W. Carr	56	Senior Vice President, General Counsel and Secretary (2010) Vice President, General Counsel and Secretary (2001)
Barry Glickman	44
Vice President—Energy Infrastructure (2011)
Integration Leader for GE Oil & Gas/Wood Group (2011)
President, Dresser Flow Technologies, a division of Dresser, Inc. (2009)
President, Dresser Waukesha, a division of Dresser, Inc. (2008)

Tore Halvorsen	58	Senior Vice President—Subsea Technologies (2011) Senior Vice President—Global Subsea Production Systems (2007)
Jay A. Nutt	49	Vice President and Controller (2009) Controller (2008) Controller—Energy Systems (2007)
Johan Pfeiffer	48	Vice President—Surface Technologies (2011) Vice President—Global Surface Wellhead (2010) General Manager for Subsea activities in Europe, Africa, and the Commonwealth of Independent States (CIS) (2007)
Douglas J. Pferdehirt	49
Executive Vice President and Chief Operating Officer (2012)
Executive Vice President—Corporate Development & Communication for Schlumberger Limited (2011)
President Reservoir Production Group for Schlumberger Limited (2006)

Robert L. Potter	62	President (2012) Executive Vice President—Energy Systems (2010) Senior Vice President—Energy Processing and Global Surface Wellhead (2007)
Mark J. Scott	59	Vice President—Administration (2010) Senior Vice President of Human Resources for Dresser, Inc. (2004)

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

Factors affecting the prices of oil and natural gas include, but are not limited to, the following:

•	demand for hydrocarbons, which is affected by worldwide population growth, economic growth rates and general economic and business conditions;

•	costs of exploring for, producing and delivering oil and natural gas;

•	political and economic uncertainty and sociopolitical unrest;

•	available excess production capacity within the Organization of Petroleum Exporting Countries (“OPEC”) and the level of oil production by non-OPEC countries;

•	oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas;

•	technological advances affecting energy consumption;

•	potential acceleration of the development of alternative fuels;

•	access to capital and credit markets, which may affect our customers’ activity levels and spending for our products and services; and

•	natural disasters.

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

Our operations require us to comply with numerous U.S. and international regulations, violations of which could have a material adverse effect on our financial condition and results of operations.

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
Our operations outside of the United States require us to comply with numerous anti-bribery and anti-corruption regulations under the laws of the United States and various other countries. The U.S. Foreign Corrupt Practices Act (“FCPA”), the United Kingdom (“U.K.”) Bribery Act and the China Anti-Unfair Competition Law, among others, apply to us and our operations. We have internal control policies and procedures and have implemented training and compliance programs for our employees and agents with respect to these regulations. However, our policies, procedures and programs may not always protect us from reckless or criminal acts committed by our employees or agents, and severe criminal or civil sanctions may be imposed as a result of violations of these laws. We are also subject to the risks that our employees, joint venture partners and agents outside of the United States may fail to comply with applicable laws.
Moreover, we import raw materials, semi-finished goods, as well as finished products into many countries for use in such countries or for manufacturing and/or finishing for re-export and import into another country for use or further integration into equipment or systems. Most movement of raw materials, semi-finished or finished products involves imports and exports. As a result, compliance with multiple trade sanctions, embargoes and import/export laws and regulations, as well as the recently enacted conflict minerals reporting requirements, pose a constant challenge and risk to us since our business is conducted on a worldwide basis through various subsidiaries. Our failure to comply with these laws and regulations could materially affect our reputation, financial condition and results of operations.

Compliance with environmental regulations may adversely affect our business and operating results.
Environmental laws and regulations affect the equipment, systems and services we design, market and sell, as well as the facilities where we manufacture our equipment and systems. We are required to invest financial and managerial resources to comply with environmental laws and regulations and anticipate that we will continue to be required to do so in the future. These regulations, as well as the adoption of other laws and regulations affecting exploration and development of drilling for crude oil and natural gas, could adversely affect our business and operating results by increasing our costs, limiting the demand for our systems and services or restricting our operations.
International, national and state governments and agencies are currently evaluating and promulgating legislation and regulations that are focused on restricting emissions commonly referred to as greenhouse gas (“GHG”) emissions. For instance, the U.S. Environmental Protection Agency (“EPA”) has made findings that GHG emissions endanger public health and the environment and, based on these findings, has adopted regulations that restrict GHG emissions under existing provisions of the federal U.S. Clean Air Act, including one that requires a reduction of GHG emissions from motor vehicles and another that requires certain construction and operating permit reviews for GHG emissions from certain large stationary sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from certain sources, including onshore and offshore oil and natural gas production facilities and onshore oil and natural gas processing, transmission, storage and distribution facilities. These developments may curtail production and demand for oil and gas in areas of the world where our customers operate and could adversely affect future demand for our products and services.
Moreover, environmental concerns have been raised regarding the potential impact of hydraulic fracturing or “fracking” on underground water supplies. We provide equipment and services to companies employing this enhanced recovery technique. There have been several regulatory and governmental initiatives in the United States to restrict the hydraulic fracturing process, which could have an adverse impact on our customers’ completion or production activities. The EPA issued rules on April 17, 2012, which become effective in January 2015, designed to limit the release of volatile organic compounds, or pollutants, from natural gas wells that are hydraulically fractured. Certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. Hydraulic fracturing restrictions also have been or are being considered for adoption in other countries. Should additional governmental regulations ultimately be imposed that further restrict or curtail hydraulic fracturing activities, the demand for our equipment and services could be impacted, which, in turn, could adversely affect our financial condition, results of operations or cash flows.

Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business could adversely affect our business or results of operations.

We operate manufacturing facilities in 15 countries outside of the United States and approximately 75% of our 2012 revenue was generated internationally. Instability and unforeseen changes in the international markets in which we conduct business, including economically and politically volatile areas such as North Africa, West Africa, the Middle East and the Commonwealth of Independent States (“CIS”), could have an adverse effect on the demand for our systems and services, our financial condition or our results of operations. These factors include, but are not limited to, the following:

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

Because a significant portion of our revenue is denominated in foreign currencies, changes in exchange rates will produce fluctuations in our revenue, costs and earnings and may also affect the book value of our assets located outside of the United States and the amount of our stockholders’ equity. Although it is our policy to seek to minimize our currency exposure by engaging in hedging transactions where appropriate, our efforts may not be successful. To the extent we sell our products and services in foreign markets, currency fluctuations may result in our products and services becoming too expensive for foreign customers. As a result, fluctuations in foreign currency exchange rates may affect our financial results.

We may lose money on fixed-price contracts.

As is customary for the types of businesses in which we operate, we often agree to provide products and services under fixed-price contracts. Under these contracts, we are typically responsible for cost overruns. Our actual costs and any gross profit realized on these fixed-price contracts may vary from the estimated amounts on which these contracts were originally based. There is inherent risk in the estimation process, including significant unforeseen technical and logistical challenges or longer than expected lead times. A fixed-price contract may prohibit our ability to mitigate the impact of unanticipated increases in raw material prices through increased pricing. Depending on the size of a project, variations from estimated contract performance could have a significant impact on our financial condition, results of operations or cash flows.

Disruptions in the timely delivery of our backlog could affect our future sales, profitability, and our relationships with our customers.

Many of the contracts we enter into with our customers require long manufacturing lead times due to complex technical and logistical requirements. These contracts may contain penalty clauses relating to on-time delivery, and a failure by us to deliver in accordance with customer expectations could subject us to contractual penalties, reduce our margins on these contracts or result in damage to existing customer relationships. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors, including, but not limited to, access to the raw materials required for production, an adequately trained and capable workforce, subcontractor performance, project engineering expertise, sufficient manufacturing plant capacity and appropriate planning and scheduling of manufacturing resources. Failure to deliver backlog in accordance with expectations could negatively impact our financial performance.

Due to the types of contracts we enter into, the cumulative loss of several major contracts or alliances may have an adverse effect on our results of operations.

We often enter into large, long-term contracts that, collectively, represent a significant portion of our revenue. For example, we have an alliance of this type with Shell, from which we generated approximately 10% of our consolidated revenue in 2012. These agreements, if terminated or breached, may have a larger impact on our operating results or our financial condition than shorter-term contracts due to the value at risk. If we were to lose several key alliances or agreements over a relatively short period of time we could experience a significant adverse impact on our financial condition, results of operations or cash flows.

A deterioration in future expected profitability or cash flows could result in an impairment of our recorded goodwill.

Goodwill is tested for impairment on an annual basis, or more frequently when impairment indicators arise. Reporting units with goodwill are tested for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, or based on management’s judgment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test is performed. When using the quantitative test, the estimated fair value of each reporting unit is determined using discounted future expected cash flow models which require the use and application of certain estimates, including but not limited to, estimates of future cash flows and the selection of a discount rate. The results of our 2012 goodwill impairments tests indicated there was no impairment of goodwill. A lower fair value estimate in the future for any of our reporting units could result in goodwill impairments. Factors that could trigger a lower fair value estimate include changes in customer demand, cost increases, regulatory or political environment changes, and other changes in market conditions, such as decreased prices in market-based transactions for similar assets, which could impact future earnings of the reporting unit.
At December 31, 2012, recorded goodwill of $66.9 million was allocated to our DDS reporting unit. As a result of large investments in research and development and delays in the qualification of products related to bringing certain technologies to market, the financial results of our DDS reporting unit have been negatively impacted. While management is taking steps to improve the financial results of DDS by securing certain technology licensing agreements in response to a maturing market, should these efforts not result in performance improvements, the estimates and assumptions used in our goodwill impairment test for DDS would require re-evaluation and could result in an impairment of goodwill for this reporting unit.

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

Uninsured claims and litigation against us, including intellectual property litigation, could adversely impact our financial condition, results of operations or cash flows.

We could be impacted by the outcome of pending litigation, as well as unexpected litigation or proceedings. We have insurance coverage against operating hazards, including product liability claims and personal injury claims related to our products, to the extent deemed prudent by our management and to the extent insurance is available. However, no assurance can be given that the nature and amount of that insurance will be sufficient to fully indemnify us against liabilities arising out of pending and future claims and litigation. Our financial condition, results of operations or cash flows could be adversely affected by unexpected claims not covered by insurance.
In addition, the tools, techniques, methodologies, programs and components we use to provide our services may infringe upon the intellectual property rights of others. Infringement claims generally result in significant legal and other costs and may distract management from running our core business. Royalty payments under licenses from third parties, if available, would increase our costs. If a license were not available, we might not be able to continue providing a particular service or product, which could adversely affect our financial condition, results of operations or cash flows. Additionally, developing non-infringing technologies would increase our costs.

A downgrade in the rating of our debt could restrict our ability to access the capital markets.

Changes in the ratings assigned to our debt may impact our access to the debt capital markets. If ratings for our debt fall below investment grade, our access to the debt capital markets could become restricted. Moreover, our revolving credit agreement includes an increase in interest rates if the ratings for our debt are downgraded. An increase in the level of our indebtedness and related interest costs may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our corporate headquarters in Houston, Texas. We own or lease numerous properties throughout the world and consider our production facilities to be our principal properties. We operate 30 production facilities in 16 countries.

We believe our properties and facilities are suitable for their present and intended purposes and are operating at a level consistent with the requirements of the industry in which we operate. We also believe that our leases are at competitive or market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of our current lease terms.

The following table shows the significant production properties by reporting segment at December 31, 2012:

Subsea Technologies	Surface Technologies	Energy Infrastructure
United States:
*Houston, Texas	Stephenville, Texas	Tupelo, Mississippi
Davis, California	Oklahoma City, Oklahoma	Erie, Pennsylvania
Shingle Springs, California		Corpus Christi, Texas
Fullerton, California
Lenexa, Kansas
International:
Kongsberg, Norway	+Sens, France	Ellerbek, Germany
*Rio de Janeiro, Brazil	Collechio, Italy	Changshu, China
*Nusajaya, Malaysia	Maracaibo, Venezuela	Arnhem, The Netherlands
*Singapore	Edmonton, Canada
*Bergen, Norway
*Dunfermline, Scotland
Macaé, Brazil
Pasir Gudang, Malaysia
*Stavanger, Norway
Luanda, Angola
*Jakarta, Indonesia
*Aberdeen, Scotland
Port Harcourt, Nigeria
*These facilities are production properties in Subsea Technologies and Surface Technologies.
+This facility is a production property in Surface Technologies and Energy Infrastructure.
ITEM 3. LEGAL PROCEEDINGS

We are involved in various pending or potential legal actions in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of the inherent uncertainty of litigation. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “FTI.”

	2012				2011
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Common stock price:
High	$46.93	$49.96	$50.54	$54.36	$53.77	$46.23	$49.61	$48.42
Low	$39.70	$39.64	$37.68	$48.26	$35.96	$36.97	$39.77	$41.61

Closing stock price at December 31, 2012	$42.83
Closing stock price at February 20, 2013	$51.45
Number of common stockholders of record at February 20, 2013	3,138

We have not declared or paid cash dividends in 2012 or 2011, and we do not currently have a plan to pay cash dividends in the future.

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

As of December 31, 2012, our securities authorized for issuance under equity compensation plans were as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	152,918	(1)	$5.24	24,961,885	(2)
Equity compensations plans not approved by security holders	—		—	—
Total	152,918	(1)	$5.24	24,961,885	(2)

______________________________

(1)
The table includes the number of shares that may be issued upon the exercise of outstanding options to purchase shares of our common stock under the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”). The table does not include shares of restricted stock that have been awarded under the Plan but which have not yet vested.

(2)
The table includes shares of our common stock available for future issuance under the Plan, excluding the shares quantified in the first column. This number includes 3,624,145 shares available for issuance for nonvested stock awards that vest after December 31, 2012.

We had no unregistered sales of equity securities during the year ended December 31, 2012.

The following table summarizes repurchases of our common stock during the three months ended December 31, 2012.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
October 1, 2012 – October 31, 2012	330,930	$44.06	320,000	15,748,866
November 1, 2012 – November 30, 2012	276,780	$40.80	276,250	15,472,616
December 1, 2012 – December 31, 2012	339,030	$41.46	330,600	15,142,016
Total	946,740	$42.18	926,850	15,142,016
______________________________

(a)
Represents 926,850 shares of common stock repurchased and held in treasury and 19,890 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 7,800 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended December 31, 2012.

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

ITEM 6. SELECTED FINANCIAL DATA

The following tables sets forth selected financial data derived from our audited financial statements. This information should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and the audited consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

(In millions, except per share data) Years Ended December 31	2012	2011	2010	2009	2008
Statement of income data:
Total revenue	$6,151.4	$5,099.0	$4,125.6	$4,405.4	$4,550.9
Total costs and expenses	$5,546.6	$4,536.6	$3,574.0	$3,875.3	$4,020.1
Income from continuing operations	$434.8	$403.5	$378.3	$362.8	$354.3
Net income attributable to FMC Technologies, Inc.	$430.0	$399.8	$375.5	$361.8	$361.3

Earnings per share from continuing operations attributable to FMC Technologies:
Basic earnings per share	$1.79	$1.66	$1.55	$1.46	$1.38
Diluted earnings per share	$1.78	$1.64	$1.53	$1.44	$1.39

Cash dividends declared	$—	$—	$—	$—	$—

(In millions) As of December 31	2012	2011	2010	2009	2008
Balance sheet data:
Total assets	$5,902.9	$4,271.0	$3,644.2	$3,556.4	$3,580.9
Net (debt) cash (1)	$(1,298.7)	$(279.6)	$(47.8)	$40.6	$(154.9)
Long-term debt, less current portion	$1,580.4	$36.0	$351.1	$391.6	$472.0
Total FMC Technologies, Inc. stockholders’ equity	$1,836.9	$1,424.6	$1,311.7	$1,102.8	$690.4

(In millions) Years Ended December 31	2012	2011	2010	2009	2008
Other financial information:
Capital expenditures	$405.6	$274.0	$112.5	$110.0	$165.0
Cash flows provided by operating activities of continuing operations	$138.4	$164.8	$194.8	$596.6	$261.7
Segment operating capital employed (2)	$3,572.6	$2,204.2	$1,722.8	$1,369.6	$1,160.1
Order backlog (3)	$5,377.8	$4,876.4	$4,171.5	$2,545.4	$3,651.2
______________________________

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We design, manufacture and service technologically sophisticated systems and products for customers in the energy industry. We have manufacturing operations worldwide, strategically located to facilitate delivery of our products, systems and services to our customers. We report the results of operations in the following segments: Subsea Technologies, Surface Technologies and Energy Infrastructure. Management’s determination of the Company’s reporting segments was made on the basis of our strategic priorities and corresponds to the manner in which our chief operating decision maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment.

A description of our products and services, as well as annual financial data, for each segment can be found in Part I, Item 1, “Business” and Note 19 to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. The discussions below include the results of each of our segments for the years ended December 31, 2012, 2011 and 2010.

We focus on economic and industry-specific drivers and key risk factors affecting our business segments as we formulate our strategic plans and make decisions related to allocating capital and human resources. The following discussion provides examples of economic and industry factors and key risks that we consider.

The results of our businesses are primarily driven by changes in exploration and production spending by oil and gas companies, which largely depend upon current and anticipated future crude oil and natural gas demand, production volumes, and consequently, commodity prices. Our Subsea Technologies business is primarily affected by trends in deepwater oil and natural gas production. Our Surface Technologies business is primarily affected by trends in land-based and shallow water oil and natural gas production, including trends in shale production. We use crude oil and natural gas prices as an indicator of demand. The level of worldwide production activity influences spending decisions, and we use rig count as an additional indicator of demand.

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

As we evaluate our operating results, we consider business segment performance indicators like segment revenue, operating profit and capital employed, in addition to the level of inbound orders and order backlog. A significant proportion of our revenue is recognized under the percentage of completion method of accounting. Cash receipts from such arrangements occur at milestones achieved under stated contract terms. Consequently, the timing of revenue recognition is not always highly correlated with the timing of customer payments. We may structure our contracts to receive advance payments that we typically use to fund engineering efforts and inventory purchases. Working capital (excluding cash) and net (debt) cash are therefore key performance indicators of cash flows.

In each of our segments, we serve customers from around the world. During 2012, approximately 75% of our total sales were generated from non-U.S. locations. We evaluate international markets and pursue opportunities that fit our technological capabilities and strategies. For example, we have targeted opportunities in West Africa, Brazil, the North Sea and the Asia-Pacific region because of the expected offshore drilling potential in those regions.

Business Outlook

Overall, management remains optimistic about business activity in 2013, despite expectations of slow global economic growth. While expectations of future energy demand remain closely tied to economic activity in major world economies, total world consumption of crude oil and liquid fuels is expected to slightly increase in 2013. As a result, we currently expect crude oil prices to remain at a level that supports strong exploration and production activity, especially in subsea markets.
Our strong subsea project backlog as of December 31, 2012, combined with increasing demand for subsea services related to exploration and production activity, supports our expectations of higher subsea revenue and increasing margins during 2013. These expectations are partly dependent upon our continued ability to successfully develop and advance the capacity and capabilities of our supply chain. We believe the workforce we added over the past two years, including increased capacity surrounding supply chain management, and the investments in facilities we have made are properly preparing us to take advantage of the expected subsea market growth. To complement this growth, we expect much of our subsea investment to center on expanding our subsea service offerings and processing capabilities. In 2012, there was evidence that pricing in our subsea technologies business was beginning to improve, and with the expected growth in the subsea market, we believe improved pricing will continue through 2013. Overall, we expect market demand to remain strong for our subsea technologies systems and service offerings worldwide.
Regarding our surface technologies portfolio, North American shale activity was strong during the first half of 2012; however, we experienced a slowdown in capital orders as a result of hydraulic fracturing fleets aligning with market demand during the latter half of 2012. Consequently, the downward market shift in North America in the second half of the year had a negative impact on segment profits in 2012 and is expected to continue through 2013. Despite the weakness in the North American market, our international surface wellhead business performed well in 2012 and is expected to continue to improve as a result of increasing international rig counts. In the fourth quarter of 2012, we completed the acquisition of Pure Energy which will allow us to offer an integrated fracturing rental service, consistent with our strategy for continued expansion in the shale markets and is expected to contribute to revenue and profit in 2013.

CONSOLIDATED RESULTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year Ended December 31,			Change
(In millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Revenue	$6,151.4	$5,099.0	$4,125.6	$1,052.4	21%	$973.4	24%
Costs and expenses:
Cost of sales	4,832.9	3,966.2	3,074.0	866.7	22	892.2	29
Selling, general and administrative expense	596.9	479.9	432.0	117.0	24	47.9	11
Research and development expense	116.8	90.5	68.0	26.3	29	22.5	33
Total costs and expenses	5,546.6	4,536.6	3,574.0	1,010.0	22	962.6	27
Other income (expense), net	23.0	(1.4)	(4.9)	24.4	1,743	3.5	71
Net interest expense	(26.6)	(8.2)	(8.8)	(18.4)	(224)	0.6	7
Income before income taxes	601.2	552.8	537.9	48.4	9	14.9	3
Provision for income taxes	166.4	149.3	159.6	17.1	11	(10.3)	(6)
Income from continuing operations	434.8	403.5	378.3	31.3	8	25.2	7
Income (loss) from discontinued operations, net of income taxes	—	—	(0.4)	—	*	0.4	*
Net income	434.8	403.5	377.9	31.3	8	25.6	7
Less: net income attributable to noncontrolling interests	(4.8)	(3.7)	(2.4)	(1.1)	(30)	(1.3)	(54)
Net income attributable to FMC Technologies, Inc.	$430.0	$399.8	$375.5	$30.2	8%	$24.3	6%
* Not meaningful

2012 Compared With 2011

Revenue increased by $1,052.4 million in 2012 compared to the prior year and reflected revenue growth in all reporting segments. Revenue in 2012 included a $188.4 million unfavorable impact of foreign currency translation, as compared to 2011. Excluding the impact of foreign currency translation, total revenue increased by $1,240.8 million year-over-year. Subsea systems and services had another strong year of order activity during 2012. The impact of the higher backlog coming into 2012, combined with robust market activity, led to increased Subsea Technologies sales year-over-year. Additionally, revenue increased year-over-year as a result of our acquisition of the remaining 55% of Schilling Robotics during the second quarter of 2012. Surface Technologies posted higher revenue during 2012 from higher backlog entering the year. The higher backlog entering the year was due to increased demand for Weco®/Chiksan® equipment and well service pumps due to the ongoing strength of the North American oil and gas shale markets in 2011.

Gross profit (revenue less cost of sales) decreased as a percentage of sales to 21.4% in 2012 from 22.2% in the prior year. The margin decline was predominantly due to the remeasurement of the Multi Phase Meters contingent earn-out consideration in Subsea Technologies. Additionally, the decrease in gross profit was also due to higher staffing and increased depreciation expense as a result of our expansion of our fluid control business. Foreign currency translation unfavorably impacted gross profit by $41.0 million in 2012 compared to the prior year.

Selling, general and administrative (“SG&A”) expense increased by $117.0 million year-over-year, driven by higher bid and proposal expenses, increased sales commissions and additional staffing to support operations.

R&D expense increased by $26.3 million year-over-year as we continued to advance new technologies in Subsea Technologies, including subsea processing capabilities, and related to the development of our permanent magnet motor technologies in our direct drive systems business.

Other income (expense), net, reflected a $20.0 million gain related to the fair valuation of our previously held equity interest in Schilling Robotics during 2012 and $1.4 million and $1.9 million of gains related to the remeasurement of foreign currency exposures in 2012 and 2011, respectively. Further discussion of our derivative instruments is incorporated herein by reference from Note 14 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our provision for income taxes reflected an effective tax rate of 28.0% in 2012. In 2011, our effective tax rate was 27.2%. Excluding a benefit related to recognizing a retroactive holiday in Singapore in the first quarter of 2011, our effective tax rate was 28.5%. The decrease from this adjusted rate to the effective tax rate in 2012 was primarily due to changes in our international structure during 2012, partially offset by the tax impact of the remeasurement of the Multi Phase Meters contingent earn-out consideration and a less favorable mix of earnings. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays which are set to expire after 2018 and 2015, respectively. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates.

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

SG&A expense increased by $47.9 million year-over-year, driven by increased bid activity and additional staffing to support operations.

R&D expense increased by $22.5 million year-over-year as we continued to advance new technologies in Subsea Technologies, including subsea processing capabilities.

Other expense, net, reflected gains of $1.9 million and losses of $6.9 million related to the remeasurement of foreign currency exposures, losses of $0.7 million and gains of $2.6 million associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan, and losses of $2.6 million and $0.6 million of property, plant, and equipment disposals during the years ended December 31, 2011 and 2010, respectively. Further discussion of our derivative instruments is incorporated herein by reference from Note 14 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our provision for income taxes reflected an effective tax rate of 27.2% in 2011. In 2010, our effective tax rate was 29.8%. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays which are set to expire after 2018 and 2015, respectively. Compared to 2010, our 2011 effective tax rate reflected a favorable change in the country mix of earnings. In addition, the decrease in the effective tax rate in 2011 was partially due to the impact of certain tax holidays in Singapore. In January 2011, we recognized a retroactive benefit of approximately $7.3 million related to these tax holidays which were retroactive to January 1, 2009. The difference between the effective tax rate and the statutory U.S. federal income tax rate related primarily to differing foreign and state tax rates.

Operating Results of Business Segments

Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt and investments, income taxes and other revenue and other (expense), net.

The following table summarizes our operating results for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,			Change
(In millions)	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
Revenue
Subsea Technologies	$4,005.5	$3,288.1	$2,730.9	$717.4	22%	$557.2	20%
Surface Technologies	1,598.1	1,310.8	954.3	287.3	22	356.5	37
Energy Infrastructure	576.2	503.4	454.4	72.8	14	49.0	11
Other revenue and intercompany eliminations	(28.4)	(3.3)	(14.0)	(25.1)	(761)	10.7	76
Total revenue	$6,151.4	$5,099.0	$4,125.6	$1,052.4	21	$973.4	24
Net income
Segment operating profit:
Subsea Technologies	$451.5	$319.9	$422.2	$131.6	41	$(102.3)	(24)
Surface Technologies	284.3	250.1	173.4	34.2	14	76.7	44
Energy Infrastructure	48.9	49.3	37.8	(0.4)	(1)	11.5	30
Total segment operating profit	784.7	619.3	633.4	165.4	27	(14.1)	(2)
Corporate items:
Corporate expense	(41.8)	(39.4)	(40.2)	(2.4)	(6)	0.8	2
Other revenue and other (expense), net	(119.9)	(22.6)	(48.9)	(97.3)	(431)	26.3	54
Net interest expense	(26.6)	(8.2)	(8.8)	(18.4)	(224)	0.6	7
Total corporate items	(188.3)	(70.2)	(97.9)	(118.1)	(168)	27.7	28
Income from continuing operations before income taxes	596.4	549.1	535.5	47.3	9	13.6	3
Provision for income taxes	166.4	149.3	159.6	17.1	11	(10.3)	(6)
Income from continuing operations attributable to FMC Technologies, Inc.	430.0	399.8	375.9	30.2	8	23.9	6
Income (loss) from discontinued operations, net of income taxes	—	—	(0.4)	—	*	0.4	*
Net income attributable to FMC Technologies, Inc.	$430.0	$399.8	$375.5	$30.2	8%	$24.3	6%
* Not meaningful

We report our results of operations in U.S. dollars; however, our earnings are generated in various currencies worldwide. For example, we generate a significant amount of revenue, and incur a significant amount of costs, in Norwegian krone, Brazilian real, Singapore dollar, Malaysian ringgit, British pound and the euro. The earnings of subsidiaries functioning in their local currencies are translated into U.S. dollars based upon the average exchange rate during the period, in order to provide worldwide consolidated results. While the U.S. dollar results reported reflect the actual economics of the period reported upon, the variances from prior periods include the impact of translating earnings at different rates.

Subsea Technologies

2012 Compared With 2011

Subsea Technologies’ revenue increased $717.4 million in 2012 compared to the prior year. Revenue for 2012 included a $159.9 million unfavorable impact of foreign currency translation, as compared to the prior year. Excluding the impact of foreign currency translation, total revenue increased by $877.3 million during 2012 compared to the prior year. With continued high crude oil prices, oil and gas exploration and production activity increased in 2012 when compared to the prior year, as evidenced by increased spending by oil and gas companies. This led to a stronger market for subsea products and services. We entered the year with a strong backlog and continued to have solid order activity during 2012 from high demand for subsea systems. The year-over-year increase in revenue was attributable to the conversion of backlog, combined with the strong order activity in 2012. The revenue increase in 2012 was also due in part to our acquisition of the remaining 55% of Schilling Robotics in the second quarter of 2012.

Subsea Technologies’ operating profit totaled $451.5 million, or 11.3% of revenue, in 2012, compared to the prior-year’s operating profit as a percentage of revenue of 9.7%. The year-over-year margin improvement was predominantly due to the conversion of lower margin backlog and higher project-related and post-completion costs in 2011. Additionally, we experienced operating profit benefits from our acquisition of the remaining 55% of Schilling Robotics in the second quarter of 2012 as well as improved margins in Multi Phase Meters. Foreign currency translation unfavorably impacted operating profit in 2012 by $23.5 million compared to the prior year.

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

Surface Technologies

2012 Compared With 2011

Surface Technologies’ revenue increased $287.3 million in 2012 compared to the prior year. The revenue increase was driven by strong demand for Weco®/Chiksan® equipment coupled with an increased demand for well service pumps in our fluid control business due to the strength in North American oil and gas shale activity in the first half of 2012. Surface wellhead also experienced revenue growth year-over-year primarily due to conventional wellhead system sales and increased services related to hydraulic fracturing activity in North America and strong market growth in Asia Pacific. In addition, revenue increased year-over-year due to the acquisition of our completion services business in the fourth quarter of 2012.

Surface Technologies’ operating profit totaled $284.3 million, or 17.8% of revenue, in 2012, compared to the prior-year’s operating profit as a percentage of revenue of 19.1%. The margin decline was primarily driven by higher staffing and increased depreciation expense as a result of our expansion of our fluid control business, coupled with a margin decline in our surface wellhead business in Europe from higher warranty costs.

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

Energy Infrastructure

2012 Compared With 2011

Energy Infrastructure’s revenue increased $72.8 million in 2012 compared to the prior year. The increase in revenue was led by our measurement solutions business due to the strength of North American oil and gas custody and control activity, the acquisition of our automation and control business in the second quarter of 2012, and increased sales volumes in our material handling business. Foreign currency translation unfavorably impacted revenue by $15.8 million in 2012 compared to the prior year.

Energy Infrastructure’s operating profit totaled $48.9 million, or 8.5% of revenue, in 2012, compared to the prior-year’s operating profit as a percentage of revenue of 9.8%. The decline in margin was driven by higher research and development expense in our direct drive systems business, and higher margin projects in our separation systems business in 2011. These margin declines were partially offset by improved margins from project completions in material handling and the acquisition of our automation and control business in 2012.

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

Corporate Items

2012 Compared With 2011

Our corporate items reduced earnings by $188.3 million in 2012, compared to $70.2 million in 2011. The year-over-year increase primarily reflects the following:

•	unfavorable variance in foreign currency of $29.4 million;

•	unfavorable variance related to the remeasurement of the Multi Phase Meters contingent earn-out consideration of $42.0 million;

•	unfavorable variance associated with higher pension expense of $17.4 million, including $8.6 million related to the curtailment of our Norwegian defined benefit plan; and an

•	unfavorable variance related to higher interest expense of $18.4 million.

2011 Compared With 2010

Our corporate items reduced earnings by $70.2 million in 2011, compared to $97.9 million in 2010. The year-over-year decrease primarily reflects the following:

•	favorable variance in foreign currency of $24.6 million;

•	favorable variance related to the remeasurement of the Multi Phase Meters contingent earn-out consideration of $5.2 million;

•	favorable variance related to lower insurance liabilities of $4.0 million; and an

•	unfavorable variance associated with higher pension expense related to an executive retirement of $7.6 million.

Inbound Orders and Order Backlog

Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders Year Ended December 31,
(In millions)	2012	2011
Subsea Technologies	$4,571.4	$3,933.3
Surface Technologies	1,519.5	1,488.2
Energy Infrastructure	644.7	555.5
Intercompany eliminations and other	(13.7)	(16.3)
Total inbound orders	$6,721.9	$5,960.7

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation negatively affected backlog by $69.1 million and $156.8 million for the years ended December 31, 2012 and 2011, respectively.

	Order Backlog December 31,
(In millions)	2012	2011
Subsea Technologies	$4,580.1	$4,090.0
Surface Technologies	500.8	577.7
Energy Infrastructure	298.0	226.9
Intercompany eliminations	(1.1)	(18.2)
Total order backlog	$5,377.8	$4,876.4

Order backlog for Subsea Technologies at December 31, 2012, increased by $490.1 million compared to December 31, 2011, reflecting strong inbound of subsea projects in 2012. Backlog of $4.6 billion at December 31, 2012, was composed of various subsea projects, including BP’s Block 18; BG Norge’s Knarr; Chevron’s Wheatstone; CNR International’s Baobab; ExxonMobil’s Hibernia; Hess’ Tubular Bells; LLOG Exploration’s Delta House; Petrobras’ Tree and Manifold Frame Agreement, Pre-Salt Tree Agreement and Congro and Corvina; Shell’s BC-10, Bonga and Prelude; Statoil’s Statfjord Workover System, Gullfaks South and Oseberg Delta; Total’s CLOV; and Woodside’s Greater Western Flank. We expect to convert approximately 55% to 65% of December 31, 2012 backlog into revenue during 2013.

Order backlog for Surface Technologies at December 31, 2012, decreased by $76.9 million compared to December 31, 2011, driven by decreased demand for fluid control products attributable to the slowing of North American land-based activity, partially offset by improvements in demand for surface wellhead products in international markets.

Order backlog for Energy Infrastructure at December 31, 2012, increased by $71.1 million compared to December 31, 2011. The increase in backlog was primarily due to our loading systems business and completion services business, partially offset by a decrease of backlog in material handling.

Liquidity and Capital Resources

Substantially all of our cash balances are held outside the United States and is generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the United States could be repatriated to the United States, but under current law, any such repatriation would be subject to U.S. federal income tax, as adjusted for applicable foreign tax credits. We have provided for U.S. federal income taxes on undistributed foreign earnings where we have determined that such earnings are not indefinitely reinvested.

We expect to meet the continuing funding requirements of our U.S. operations with cash generated by such U.S. operations, cash from earnings generated by non-U.S. operations that are not indefinitely reinvested and our existing credit facility. If cash held by non-U.S. operations is required for funding operations in the United States, and if U.S. tax has not previously been provided on the earnings of such operations, we would make a provision for additional U.S. tax in connection with repatriating this cash, which may be material to our cash flows and results of operations.

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

The following represents a reconciliation of our cash and cash equivalents to net (debt) cash for the periods presented.

(In millions)	December 31, 2012	December 31, 2011
Cash and cash equivalents	$342.1	$344.0
Short-term debt and current portion of long-term debt	(60.4)	(587.6)
Long-term debt, less current portion	(1,580.4)	(36.0)
Net debt	$(1,298.7)	$(279.6)

The change in our net debt position was primarily due to the issuance of $800.0 million aggregate principal amount of senior notes and the issuance of commercial paper to fund capital expenditures, acquisitions and working capital needs in 2012, partially offset by cash generated from operating activities.

Cash flows for each of the years in the three-year period ended December 31, 2012, were as follows:

	Year Ended December 31,
(In millions)	2012	2011	2010
Cash provided by operating activities of continuing operations	$138.4	$164.8	$194.8
Cash required by investing activities	(1,019.9)	(273.7)	(109.4)
Cash provided (required) by financing activities	881.4	141.0	(230.8)
Cash provided by discontinued operations	—	—	0.5
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(3.6)	(0.3)
Increase (decrease) in cash and cash equivalents	$(1.9)	$28.5	$(145.2)

Operating Cash Flows

During 2012, we generated $138.4 million in cash flows from operating activities of continuing operations, which represented a $26.4 million decrease compared to the prior year. Our cash flows from operating activities in 2011 were $30.0 million lower than 2010. The year-over-year decrease in 2012 was due to a increase in our working capital driven by our portfolio of projects, partially offset by higher income during the year. The year-over-year change in 2011 was primarily due to changes in deferred income taxes, partially offset by improvements in our working capital. Our working capital balances can vary significantly depending on the payment terms and timing on key contracts.

Investing Cash Flows

Our cash requirements for investing activities in 2012 were $1,019.9 million, primarily reflecting cash required by our acquisitions of the remaining 55% of Schilling Robotics, 100% of Pure Energy and 100% of CSI which amounted to $615.5 million, net of cash acquired. Additionally, our capital expenditure program required cash of $405.6 million during 2012 related to continued investments in capacity expansion, tooling, rental tools and equipment upgrades.

Our cash requirements for investing activities in 2011 and 2010 were $273.7 million and $109.4 million, respectively, primarily consisting of amounts to fund capital expenditures. Capital expenditures in 2011 and 2010 reflected our investment in capacity expansion, rental tools, subsea test equipment and tools and manufacturing equipment replacements. Additionally, our investments in late 2010 included the construction of a technology center in Brazil.

Financing Cash Flows

Cash provided by financing activities was $881.4 million in 2012. The increase in cash was driven by the public offering of $800.0 million aggregate principal amount of our senior notes and the issuance of commercial paper to fund capital expenditures, acquisitions and working capital needs, partially offset by $91.1 million in common stock repurchases under our share repurchase authorization program and the repayment of indebtedness under our revolving credit facility.

Cash provided (required) by financing activities was $141.0 million and $(230.8) million in 2011 and 2010, respectively. The increase in cash from financing activities in 2011 was driven by the issuance of commercial paper to fund our capital expansion, partially offset by $114.0 million in common stock repurchases under our share repurchase authorization program. In 2010, cash required by financing activities was due to our repurchase of common stock under our share repurchase program of $164.4 million and the reduction of our net borrowings of $57.9 million.

Debt and Liquidity

On September 21, 2012, we completed the public offering of $300.0 million aggregate principal amount of 2.00% senior notes due October 2017 and $500.0 million aggregate principal amount of 3.45% senior notes due October 2022 (collectively, the “Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2013. Net proceeds from the offering of $793.8 million were used for the repayment of outstanding commercial paper and indebtedness under our revolving credit facility. Additional information about the Senior Notes is incorporated herein by reference from Note 9 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Total borrowings at December 31, 2012 and 2011, comprised the following:

	December 31,
(In millions)	2012	2011
Revolving credit facilities	$100.0	$100.0
Commercial paper	669.8	480.1
2.00% Notes due 2017	299.3	—
3.45% Notes due 2022	499.6	—
Term loan	26.8	29.2
Uncommitted credit facilities	22.1	7.0
Property financing	16.7	7.3
Total borrowings	$1,634.3	$623.6
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

The following is a summary of our credit facility at December 31, 2012:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$1,500.0	$100.0	$669.8	$6.0	$724.2	March 2017
______________________________

(a)
Under our commercial paper program, we have the ability to access up to $1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $669.8 million of commercial paper issued under our facility at December 31, 2012. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying consolidated balance sheet at December 31, 2012.

Among other restrictions, the terms of the credit agreement include negative covenants related to liens and a financial covenant related to the debt-to-earnings ratio. We were in compliance with all restrictive covenants as of December 31, 2012.

Outlook for 2013

Historically, we have generated our capital resources primarily through operations and, when needed, through our credit facility. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and access to capital markets. In 2013, we expect an estimated cash outlay from operations of $58.8 million related to the first payment of the Multi Phase Meters earn-out consideration obligation.

We project spending approximately $400.0 million in 2013 for capital expenditures, largely towards our subsea expansion in Brazil, Norway and West Africa and related to growth of our subsea service offerings. We expect to make contributions of approximately $19.0 million and $30.6 million to our domestic pension plans and international pension plans during 2013. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually or more frequently upon the occurrence of significant events. Further, we expect to continue our stock repurchases authorized by our Board of Directors, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

We have $724.2 million in capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase in response to market demand. We continue to evaluate acquisitions, divestitures and joint ventures that meet our strategic priorities. Our intent is to maintain a level of financing sufficient to meet these objectives.

Contractual Obligations

The following is a summary of our contractual obligations at December 31, 2012:

	Payments Due by Period
(In millions) Contractual obligations	Total payments	Less than 1 year	1-3 years	3 -5 years	After 5 years
Long-term debt (a)	$1,612.2	$31.8	$11.1	$1,069.7	$499.6
Short-term debt	28.6	28.6	—	—	—
Interest on long-term debt (a)	202.6	23.3	46.5	46.5	86.3
Operating leases	641.6	111.2	179.9	147.5	203.0
Purchase obligations (b)	1,054.7	1,012.7	42.0	—	—
Multi Phase Meters earn-out consideration obligation	105.3	58.8	46.5	—	—
Pension and other post-retirement benefits (c)	30.6	30.6	—	—	—
Unrecognized tax benefits (d)	16.0	16.0	—	—	—
Total contractual obligations	$3,691.6	$1,313.0	$326.0	$1,263.7	$788.9
______________________________

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

Only interest on our Senior Notes is included in the table. During 2012, we paid $18.5 million for interest charges, net of interest capitalized.

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

(c)
We expect to contribute approximately $30.6 million to our international pension plans, representing primarily the U.K. and Norway qualified pension plans, and our Non-Qualified Defined Benefit Pension Plan in 2013. Additionally, we may make a discretionary contribution of approximately $19.0 million to our domestic qualified pension plan in 2013. Required contributions for future years depend on factors that cannot be determined at this time.

(d)
As of December 31, 2012, we had a liability for unrecognized tax benefits, net of deferred income tax benefits, of $34.8 million. It is reasonably possible that $16.0 million of the liability will be settled during 2013, and this amount is reflected in income taxes payable in our consolidated balance sheet as of December 31, 2012. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with the remaining $18.8 million in liabilities, we are unable to make a reasonable estimate of the period in which such liabilities might be paid.

Other Off-Balance Sheet Arrangements

The following is a summary of other off-balance sheet arrangements at December 31, 2012:

	Amount of Commitment Expiration per Period
(In millions) Other off-balance sheet arrangements	Total amount	Less than 1 year	1-3 years	3-5 years	After 5 years
Letters of credit and bank guarantees	$829.0	$374.8	$270.5	$113.6	$70.1
Surety bonds	30.5	0.8	—	—	29.7
Total other off-balance sheet arrangements	$859.5	$375.6	$270.5	$113.6	$99.8

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

Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the periods presented. Management has reviewed these critical accounting estimates with the Audit Committee of our Board of Directors. We believe the following critical accounting estimates used in preparing our financial statements address all important accounting areas where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.
Percentage of Completion Method of Accounting
We recognize revenue on construction-type manufacturing projects using the percentage of completion method, where revenue is recognized as work progresses on each contract. There are several acceptable methods under U.S. generally accepted accounting principles of measuring progress toward completion. Most frequently, we use the ratio of costs incurred to date to total estimated contract costs at completion to measure progress toward completion.
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
Revenue recognized using the percentage of completion method was approximately 51%, 54% and 53% for the years ended December 31, 2012, 2011 and 2010, respectively. A significant portion of our total revenue recognized under the percentage of completion method relates to the Subsea Technologies segment, primarily for subsea exploration and production equipment projects that involve the design, engineering, manufacturing and assembly of complex, customer-specific systems. The systems are not entirely built from standard bills of material and typically require extended periods of time to design and construct.
Total estimated contract cost affects both the revenue recognized in a period as well as the reported profit or loss on a project. The determination of profit or loss on a contract requires consideration of contract revenue, change orders and claims, less costs incurred to date and estimated costs to complete. Anticipated losses on contracts are recognized in full in the period in which they are identified. Profits are recognized based on the estimated project profit multiplied by the percentage complete.
The total estimated contract cost in percentage of completion accounting is a critical accounting estimate because it can materially affect revenue and profit and requires us to make judgments about matters that are uncertain. There are many factors, including, but not limited to, the ability to properly execute the engineering and designing phases consistent with our customers’ expectations, the availability and costs of labor and resources, productivity and weather, that can affect the accuracy of our cost estimates, and ultimately, our future profitability. In the past, we have realized both lower and higher than expected margins and have incurred losses as a result of unforeseen changes in our project costs; however, historically, our estimates have been reasonably dependable regarding the recognition of revenue and profit on percentage of completion contracts. Based upon analysis of percentage of completion contracts for all open contracts at December 31, 2012 and 2011, adjustments to contracts (representing the difference between the estimated and actual results) resulted in net increases to operating profit of 0.7% and 1.9% as a percentage of total contract value for the years ended December 31, 2012 and 2011, respectively.
The amount of revenue recognized using the percentage of completion method is sensitive to changes in our estimates of total contract costs. For each contract in progress at December 31, 2012, a 1% increase or decrease in the estimated margin earned on each contract would have increased or decreased total revenue and pre-tax income by $32.4 million for the year ended December 31, 2012.
Inventory Valuation
Inventory is recorded at the lower of cost or net realizable value. In order to determine net realizable value, we evaluate each component of inventory on a regular basis to determine whether it is excess or obsolete. We record the decline in the carrying value of estimated excess or obsolete inventory as a reduction of inventory and as an expense included in cost of sales in the period in which it is identified. Our estimate of excess and obsolete inventory is a critical accounting estimate because it is highly susceptible to change from period to period. In addition, the estimate requires management to make judgments about the future demand for inventory.

In order to quantify excess or obsolete inventory, we begin by preparing a candidate listing of the components of inventory that have a quantity on hand in excess of usage within the most recent two-year period. The list is reviewed with sales, engineering, production and materials management personnel to determine whether the list of potential excess or obsolete inventory items is accurate. As part of this evaluation, management considers whether there has been a change in the market for finished goods, whether there will be future demand for on-hand inventory items and whether there are components of inventory that incorporate obsolete technology. Finally, an assessment is made of our historical usage of inventory previously written off as excess or obsolete, and a further adjustment to the estimate is made based on this historical experience. As a result, our estimate of excess or obsolete inventory is sensitive to changes in assumptions about future usage of the inventory. See Note 5 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to inventory valuation adjustments.
Impairment of Long-Lived and Intangible Assets
Long-lived assets, including property, plant and equipment, identifiable intangible assets being amortized and capitalized software costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The determination of future cash flows as well as the estimated fair value of long-lived assets involves significant estimates on the part of management. Because there usually is a lack of quoted market prices for long-lived assets, fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants, or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible.
Impairment of Goodwill
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
When using the two-step quantitative impairment test, determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, discount rates and future economic and market conditions. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and do not reflect unanticipated events and circumstances that may occur.
At December 31, 2012, recorded goodwill of $66.9 million was allocated to our DDS reporting unit. As a result of large investments in research and development and delays in the qualification of product related to bringing certain technologies to market, the financial results of our DDS reporting unit have been negatively impacted. While management is taking steps to improve the financial results of DDS by securing certain technology licensing arrangements in response to a maturing market, should these efforts not result in performance improvements, the estimates and assumptions used in our goodwill impairment test for DDS would require re-evaluation and could result in an impairment of goodwill for this reporting unit.
A lower fair-value estimate in the future for any of our reporting units could result in goodwill impairments. Factors that could trigger a lower fair-value estimate include sustained price declines, cost increases, regulatory or political environment changes, and other changes in market conditions, such as decreased prices in market-based transactions for similar assets. We have not recognized any goodwill impairment for the years ended December 31, 2012 or 2011, as the fair values of our reporting units with goodwill balances exceeded our carrying amounts. In addition, there were no negative conditions, or triggering events, that occurred in 2012 or 2011 requiring us to perform additional impairment reviews.
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
As of December 31, 2012, we believe that it is not more likely than not that we will generate future taxable income in certain foreign jurisdictions in which we have cumulative net operating losses and, therefore, we have provided a valuation allowance against the related deferred tax assets. As of December 31, 2012, we believe that it is more likely than not that we will have future taxable income in the United States to utilize our domestic deferred tax assets. Therefore, we have not provided a valuation allowance against any domestic deferred tax assets.
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
Accounting for Pensions
Our pension and other post-retirement (health care and life insurance) obligations are described in Note 11 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In order to measure the expense and obligations associated with our pension benefits, management must make a variety of estimates, including discount rates used to value certain liabilities, expected return on plan assets set aside to fund these costs, rate of compensation increase, employee turnover rates, retirement rates, mortality rates and other factors. We update these estimates on an annual basis or more frequently upon the occurrence of significant events. These accounting estimates bear the risk of change due to the uncertainty associated with each estimate, as well as the fact that these estimates are difficult to measure. Different estimates used by management could result in our recognizing different amounts of expense over different periods of time.
Due to the specialized nature of these calculations, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the costs and obligations associated with these pension benefits. The discount rate and expected return on plan assets are primarily based on investment yields available and the historical performance of our plan assets. These elements are critical accounting estimates because they are subject to management’s judgment and can materially affect net income.
The discount rate used affects the interest cost component of net periodic pension cost. The discount rate is based on rates at which the pension benefit obligation could effectively be settled on a present value basis. To determine the weighted average discount rate, we review long-term, high quality (“AA” rated) corporate bonds at our determination date and use a model that matches the projected benefit payments for our plans to coupons and maturities from high quality bonds. Significant changes in the discount rate, such as those caused by changes in the yield curve, the mix of bonds available in the market, the duration of selected bonds and the timing of expected benefit payments, may result in volatility in pension expense and pension liabilities. The weighted average discount rate used to compute net periodic benefit cost decreased to 4.60% in 2012 from 5.39% in 2011 for U.S. plans and 4.54% in 2012 from 5.00% in 2011 for international plans.

Our pension expense is sensitive to changes in our estimate of the discount rate. Holding other assumptions constant, a 50 basis point reduction in the discount rate would increase annual pension expense by approximately $9.8 million before taxes. Holding other assumptions constant, a 50 basis point increase in the discount rate would decrease annual pension expense by approximately $11.1 million before taxes.
Net periodic pension cost includes an underlying expected long-term rate of asset return. Our estimate of the expected rate of return on plan assets is primarily based on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations. We assumed a weighted average expected rate of return for our pension plans of 9.00% in 2012 and 9.00% in 2011 for our U.S. plans and 7.62% in 2012 and 6.98% in 2011 for our international plans. The expected return on plan assets is recognized as part of the net periodic pension cost. The difference between the expected return and the actual return on plan assets is amortized over the expected remaining service life of employees, resulting in a lag time between the market’s performance and its impact on plan results. Holding other assumptions constant, a 50 basis points increase or decrease in the expected rate of return on plan assets would decrease or increase annual pension expense by approximately $4.1 million before taxes, respectively.
Determination of Fair Value in Business Combinations
Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets acquired and liabilities assumed at their respective fair values. The determination of fair value requires the use of significant estimates and assumptions, and in making these determinations, management uses all available information. If necessary, we have up to one year after the acquisition closing date to finalize these fair value determinations. For tangible and identifiable intangible assets acquired in a business combination, the determination of fair value utilizes several valuation methodologies including discounted cash flows which has assumptions with respect to the timing and amount of future revenue and expenses associated with an asset. The assumptions made in performing these valuations include, but are not limited to, discount rates, future revenues and operating costs, projections of capital costs, and other assumptions believed to be consistent with those used by principal market participants. Due to the specialized nature of these calculations, we engage third-party specialists to assist management in evaluating our assumptions as well as appropriately measuring the fair value of assets acquired and liabilities assumed. Any significant change in key assumptions may cause the acquisition accounting to be revised. Business combinations are described in Note 4 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standard Board issued Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This update requires management to disclose both gross information and net information of recognized financial instruments, derivative instruments, and transactions eligible for offset in the consolidated balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated guidance is to be applied retrospectively, effective January 1, 2013. We believe the adoption of this guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.
Management believes that other recently issued accounting standards, which are not yet effective, will not have a material impact on our consolidated financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including fluctuations in foreign currency exchange rates and interest rates. In order to manage and mitigate our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We do not use derivative financial instruments where the objective is to generate profits solely from trading activities. At December 31, 2012 and 2011, our derivative holdings consisted of foreign currency forward contracts and foreign currency instruments embedded in purchase and sale contracts. At December 31, 2011, we also held interest rate swap agreements.
These forward-looking disclosures only address potential impacts from market risks as they affect our financial instruments and do not include other potential effects that could impact our business as a result of changes in foreign currency exchange rates, interest rates, commodity prices or equity prices.
Foreign Currency Exchange Rate Risk
We conduct operations around the world in a number of different currencies. Most of our significant foreign subsidiaries have designated the local currency as their functional currency. Our earnings are therefore subject to change due to fluctuations in foreign currency exchange rates when the earnings in foreign currencies are translated into U.S. dollars. We do not hedge this translation impact on earnings. A 10% increase or decrease in the average exchange rates of all foreign currencies at December 31, 2012, would have changed our revenue and income from continuing operations by approximately 5% and 2%, respectively.
When transactions are denominated in currencies other than our subsidiaries’ respective functional currencies, we manage these exposures through the use of derivative instruments to mitigate our risk. We use foreign currency forward contracts to hedge the foreign currency fluctuation associated with firmly committed and forecasted foreign currency denominated payments and receipts. The derivative instruments associated with these anticipated transactions are designated and qualify as cash flow hedges, and as such the gains and losses associated with these instruments are recorded in other comprehensive income until such time that the underlying transactions are recognized. When an anticipated transaction in a currency other than the functional currency of an entity is recognized as an asset or liability on the balance sheet, we also hedge the foreign currency fluctuation with derivative instruments after netting our exposures worldwide. These derivative instruments do not qualify as cash flow hedges.
Occasionally, we enter into contracts or other arrangements that are subject to foreign exchange fluctuations that qualify as embedded derivative instruments. In those situations, we enter into derivative foreign exchange contracts that hedge the price fluctuations due to movements in the foreign exchange rates. These hedges are not treated as cash flow hedges.
We have prepared a sensitivity analysis of our foreign currency forward contracts hedging anticipated transactions that are accounted for as cash flow hedges. This analysis assumes that each foreign currency rate would change 10% against a stronger and then weaker U.S. dollar. A 10% increase in the value of the U.S. dollar would result in an additional loss of $41.2 million in the net fair value of cash flow hedges reflected in our consolidated balance sheet at December 31, 2012. Unless these contracts are deemed to be ineffective, changes in the derivative fair value will not have an immediate impact on our results of operations since the gains and losses associated with these instruments are recorded in other comprehensive income. When the anticipated transactions occur, these changes in value of derivatives instrument positions will be offset against changes in the value of the underlying transaction.

Interest Rate Risk
At December 31, 2012, we had unhedged variable rate debt of $769.8 million with a weighted average interest rate of 0.64%. Using sensitivity analysis to measure the impact of a 10% adverse movement in the interest rate, or six basis points, would result in an increase to interest expense of $0.5 million.
We assess effectiveness of forward foreign currency contracts designated as cash flow hedges based on changes in fair value attributable to changes in spot rates. We exclude the impact attributable to changes in the difference between the spot rate and the forward rate for the assessment of hedge effectiveness and recognize the change in fair value of this component immediately in earnings. Considering that the difference between the spot rate and the forward rate is proportional to the differences in the interest rates of the countries of the currencies being traded, we have exposure to relative changes in interest rates between countries in our results of operations. To the extent any one interest rate increases by 10% across all tenors and other countries’ interest rates remain fixed, and assuming no change in discount rates, we would expect any impact in earnings in the period of change would be immaterial. Based on our portfolio as of December 31, 2012, we have material positions with exposure to the interest rates in the United States, Brazil, the United Kingdom, Australia, Singapore, the European Community and Norway.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective in providing this reasonable assurance as of December 31, 2012.
KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is included herein.

/s/ JOHN T. GREMP	/s/ MARYANN T. SEAMAN
John T. Gremp	Maryann T. Seaman
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of FMC Technologies, Inc.:
We have audited FMC Technologies, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the FMC Technologies, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, FMC Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those consolidated financial statements.
/s/    KPMG LLP
Houston, Texas
February 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of FMC Technologies, Inc.:
We have audited the accompanying consolidated balance sheets of FMC Technologies, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/    KPMG LLP
Houston, Texas
February 22, 2013

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2012	2011	2010
Revenue:
Product revenue	$5,198.2	$4,347.8	$3,556.7
Service and other revenue	953.2	751.2	568.9
Total revenue	6,151.4	5,099.0	4,125.6
Costs and expenses:
Cost of product revenue	4,155.7	3,473.4	2,663.4
Cost of service and other revenue	677.2	492.8	410.6
Selling, general and administrative expense	596.9	479.9	432.0
Research and development expense	116.8	90.5	68.0
Total costs and expenses	5,546.6	4,536.6	3,574.0
Other income (expense), net	23.0	(1.4)	(4.9)
Income before interest income, interest expense and income taxes	627.8	561.0	546.7
Interest income	(0.4)	2.8	2.3
Interest expense	(26.2)	(11.0)	(11.1)
Income from continuing operations before income taxes	601.2	552.8	537.9
Provision for income taxes	166.4	149.3	159.6
Income from continuing operations	434.8	403.5	378.3
Income (loss) from discontinued operations, net of income taxes	—	—	(0.4)
Net income	434.8	403.5	377.9
Less: net income attributable to noncontrolling interests	(4.8)	(3.7)	(2.4)
Net income attributable to FMC Technologies, Inc.	$430.0	$399.8	$375.5
Basic earnings per share attributable to FMC Technologies, Inc. (Note 3):
Income from continuing operations	$1.79	$1.66	$1.55
Income (loss) from discontinued operations	—	—	—
Basic earnings per share	$1.79	$1.66	$1.55
Diluted earnings per share attributable to FMC Technologies, Inc. (Note 3):
Income from continuing operations	$1.78	$1.64	$1.53
Income (loss) from discontinued operations	—	—	—
Diluted earnings per share	$1.78	$1.64	$1.53
Weighted average shares outstanding (Note 3):
Basic	239.7	241.2	243.0
Diluted	240.9	243.2	245.3
Net income attributable to FMC Technologies, Inc.:
Income from continuing operations	$430.0	$399.8	$375.9
Income (loss) from discontinued operations, net of income taxes	—	—	(0.4)
Net income attributable to FMC Technologies, Inc.	$430.0	$399.8	$375.5
The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2012	2011	2010
Net income	$434.8	$403.5	$377.9
Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	(1.8)	(51.1)	(6.9)
Net gains (losses) on hedging instruments:
Net gains (losses) arising during the period	29.0	(3.0)	1.3
Reclassification adjustment for net losses (gains) included in net income	(2.3)	(19.8)	17.8
Net gains (losses) on hedging instruments (2)	26.7	(22.8)	19.1
Pension and other post-retirement benefits:
Reclassification adjustment for settlement losses included in net income	9.6	5.6	—
Reclassification adjustment for amortization of prior service cost (credit) included in net income	(0.7)	(0.8)	(1.5)
Reclassification adjustment for amortization of net actuarial loss (gain) included in net income	14.2	(122.2)	(36.7)
Reclassification adjustment for amortization of transition asset included in net income	(0.2)	(0.4)	(0.3)
Net pension and other postretirement benefits (3)	22.9	(117.8)	(38.5)
Other comprehensive income (loss), net of tax	47.8	(191.7)	(26.3)
Comprehensive income	482.6	211.8	351.6
Comprehensive income attributable to noncontrolling interest	(4.8)	(3.7)	(2.4)
Comprehensive income attributable to FMC Technologies, Inc.	$477.8	$208.1	$349.2

______________________

(1)	Net of income tax (expense) benefit of $(2.2), $5.1 and $0.0 for the years ended December 31, 2012, 2011 and 2010, respectively.

(2)	Net of income tax (expense) benefit of $(12.3), $12.9 and $(11.1) for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)	Net of income tax (expense) benefit of $(6.5), $58.0 and $18.0 for the years ended December 31, 2012, 2011 and 2010, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except par value data)	2012	2011
Assets
Cash and cash equivalents	$342.1	$344.0
Trade receivables, net of allowances of $6.1 in 2012 and $7.8 in 2011	1,765.5	1,341.6
Inventories, net (Note 5)	965.1	712.2
Derivative financial instruments (Note 14)	73.4	69.9
Prepaid expenses	31.7	37.2
Deferred income taxes (Note 10)	55.9	77.8
Income taxes receivable	17.6	21.2
Other current assets	237.0	184.0
Total current assets	3,488.3	2,787.9
Investments	37.4	161.4
Property, plant and equipment, net (Note 6)	1,243.5	767.9
Goodwill (Note 7)	597.7	265.8
Intangible assets, net (Note 7)	347.4	128.0
Deferred income taxes (Note 10)	60.0	67.1
Derivative financial instruments (Note 14)	9.2	44.6
Other assets	119.4	48.3
Total assets	$5,902.9	$4,271.0
Liabilities and equity
Short-term debt and current portion of long-term debt (Note 9)	$60.4	$587.6
Accounts payable, trade	664.2	546.8
Advance payments and progress billings	501.6	450.2
Accrued payroll	202.0	153.5
Derivative financial instruments (Note 14)	50.4	66.6
Income taxes payable	40.2	117.7
Current portion of accrued pension and other post-retirement benefits (Note 11)	20.9	20.6
Deferred income taxes (Note 10)	67.5	5.1
Other current liabilities	363.2	284.8
Total current liabilities	1,970.4	2,232.9
Long-term debt, less current portion (Note 9)	1,580.4	36.0
Accrued pension and other post-retirement benefits, less current portion (Note 11)	266.5	272.4
Derivative financial instruments (Note 14)	11.1	37.0
Deferred income taxes (Note 10)	57.9	111.9
Other liabilities	163.4	143.1
Commitments and contingent liabilities (Note 18)
Stockholders’ equity (Note 13):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2012 or 2011	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2012 and 2011; 286.3 shares issued in 2012 and 2011; 237.1 and 237.8 shares outstanding in 2012 and 2011, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.2 in 2012 and 2011	(7.8)	(5.8)
Common stock held in treasury, at cost, 49.0 and 48.3 shares in 2012 and 2011, respectively	(1,102.6)	(1,041.9)
Capital in excess of par value of common stock	697.2	700.0
Retained earnings	2,644.7	2,214.7
Accumulated other comprehensive loss	(396.0)	(443.8)
Total FMC Technologies, Inc. stockholders’ equity	1,836.9	1,424.6
Noncontrolling interests	16.3	13.1
Total equity	1,853.2	1,437.7
Total liabilities and equity	$5,902.9	$4,271.0
The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In millions)	2012	2011	2010
Cash provided (required) by operating activities of continuing operations:
Net income	$434.8	$403.5	$377.9
Adjustments to reconcile income to cash provided (required) by operating activities of continuing operations:
Depreciation	113.1	86.1	80.7
Amortization	33.1	21.7	20.6
Multi Phase Meters contingent earn-out consideration obligation	42.0	—	5.2
Employee benefit plan and stock-based compensation costs	110.4	77.8	66.0
Deferred income tax provision (benefit)	(9.8)	(15.1)	86.6
Unrealized loss (gain) on derivative instruments	13.5	(14.2)	11.5
Other	(6.2)	(6.4)	3.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(337.3)	(286.7)	(217.3)
Inventories, net	(206.6)	(162.6)	19.4
Accounts payable, trade	83.0	214.7	2.8
Advance payments and progress billings	25.9	(95.9)	(111.7)
Income taxes	(71.4)	70.5	(56.5)
Accrued pension and other post-retirement benefits, net	(63.1)	(112.9)	(51.6)
Other assets and liabilities, net	(23.0)	(15.7)	(42.6)
Cash provided by operating activities of continuing operations	138.4	164.8	194.8
Cash provided by discontinued operations—operating	—	—	0.5
Cash provided by operating activities	138.4	164.8	195.3
Cash provided (required) by investing activities:
Capital expenditures	(405.6)	(274.0)	(112.5)
Acquisitions, net of cash and cash equivalents acquired	(615.5)	—	—
Proceeds from disposal of assets	3.2	2.2	3.1
Other	(2.0)	(1.9)	—
Cash required by investing activities	(1,019.9)	(273.7)	(109.4)
Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	13.4	0.5	(19.9)
Net increase (decrease) in commercial paper	189.7	269.1	(67.6)
Proceeds from issuance of long-term debt	1,068.9	—	30.0
Repayments of long-term debt	(288.8)	(5.6)	(0.4)
Proceeds from exercise of stock options	0.7	1.3	2.3
Purchase of treasury stock	(91.1)	(114.0)	(164.4)
Payments related to taxes withheld on stock-based compensation	(34.8)	(15.5)	(17.5)
Excess tax benefits	27.1	8.7	5.5
Other	(3.7)	(3.5)	1.2
Cash provided (required) by financing activities	881.4	141.0	(230.8)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(3.6)	(0.3)
Increase (decrease) in cash and cash equivalents	(1.9)	28.5	(145.2)
Cash and cash equivalents, beginning of year	344.0	315.5	460.7
Cash and cash equivalents, end of year	$342.1	$344.0	$315.5
Supplemental disclosures of cash flow information:
Cash paid for interest (net of interest capitalized)	$18.5	$10.9	$12.5
Cash paid for income taxes (net of refunds received)	$225.4	$83.3	$126.1
The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In millions)	Common Stock	Common Stock Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2009	$1.4	$(821.8)	$710.1	$1,438.9	$(225.8)	$9.0	$1,111.8
Net income	—	—	—	375.5	—	2.4	377.9
Other comprehensive income (loss)	—	—	—	—	(26.3)	—	(26.3)
Issuance of common stock	—	—	2.3	—	—	—	2.3
Excess tax benefits on stock-based payment arrangements	—	—	5.5	—	—	—	5.5
Taxes withheld on issuance of stock-based awards	—	—	(17.5)	—	—	—	(17.5)
Purchases of treasury stock (Note 13)	—	(164.4)	—	—	—	—	(164.4)
Reissuances of treasury stock (Note 13)	—	32.6	(32.6)	—	—	—	—
Net purchases of common stock for employee benefit trust	—	2.4	3.4	—	—	—	5.8
Stock-based compensation (Note 12)	—	—	27.5	—	—	—	27.5
Other	—	—	—	0.5	—	(0.8)	(0.3)
Balance at December 31, 2010	$1.4	$(951.2)	$698.7	$1,814.9	$(252.1)	$10.6	$1,322.3
Net income	—	—	—	399.8	—	3.7	403.5
Other comprehensive income (loss)	—	—	—	—	(191.7)	—	(191.7)
Issuance of common stock	—	—	1.3	—	—	—	1.3
Excess tax benefits on stock-based payment arrangements	—	—	8.7	—	—	—	8.7
Taxes withheld on issuance of stock-based awards	—	—	(15.5)	—	—	—	(15.5)
Purchases of treasury stock (Note 13)	—	(114.0)	—	—	—	—	(114.0)
Reissuances of treasury stock (Note 13)	—	19.9	(19.9)	—	—	—	—
Net purchases of common stock for employee benefit trust	—	(2.4)	0.3	—	—	—	(2.1)
Stock-based compensation (Note 12)	—	—	26.3	—	—	—	26.3
Other	—	—	0.1	—	—	(1.2)	(1.1)
Balance at December 31, 2011	$1.4	$(1,047.7)	$700.0	$2,214.7	$(443.8)	$13.1	$1,437.7

(In millions)	Common Stock	Common Stock Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2011	$1.4	$(1,047.7)	$700.0	$2,214.7	$(443.8)	$13.1	$1,437.7
Net income	—	—	—	430.0	—	4.8	434.8
Other comprehensive income (loss)	—	—	—	—	47.8	—	47.8
Issuance of common stock	—	—	0.7	—	—	—	0.7
Excess tax benefits on stock-based payment arrangements	—	—	27.1	—	—	—	27.1
Taxes withheld on issuance of stock-based awards	—	—	(34.8)	—	—	—	(34.8)
Purchases of treasury stock (Note 13)	—	(91.1)	—	—	—	—	(91.1)
Reissuances of treasury stock (Note 13)	—	30.4	(30.4)	—	—	—	—
Net purchases of common stock for employee benefit trust	—	(2.0)	0.6	—	—	—	(1.4)
Stock-based compensation (Note 12)	—	—	34.0	—	—	—	34.0
Other	—	—	—	—	—	(1.6)	(1.6)
Balance at December 31, 2012	$1.4	$(1,110.4)	$697.2	$2,644.7	$(396.0)	$16.3	$1,853.2
The accompanying notes are an integral part of the consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of operations—FMC Technologies, Inc. and consolidated subsidiaries (“FMC Technologies,” “we” or “us”) designs, manufactures and services technologically sophisticated systems and products for our customers in the energy industry through our business segments: Subsea Technologies, Surface Technologies and Energy Infrastructure. We have manufacturing operations worldwide, strategically located to facilitate delivery of our products, systems and services to our customers.
Basis of presentation—Our consolidated financial statements have been prepared in U.S. dollars and in accordance with U.S. generally accepted accounting principles (“GAAP”).
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
Use of estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include, but are not limited to, estimates of total contract profit or loss on long-term construction-type contracts; estimated realizable value on excess and obsolete inventory; estimates related to pension accounting; estimates related to fair value for purposes of assessing goodwill, long-lived assets and intangible assets for impairment; estimates related to fair value for purposes of assigning amounts to assets acquired and liabilities assumed in business combinations; estimates related to income taxes; and estimates related to contingencies, including liquidated damages.
Investments in the common stock of unconsolidated affiliates—The investments in, and the operating results of, unconsolidated affiliates are included in the consolidated financial statements on the basis of the equity method of accounting or the cost method of accounting, depending on specific facts and circumstances.
Investments in unconsolidated affiliates are assessed for impairment whenever events or changes in facts and circumstances indicate that the carrying value of the investments may not be fully recoverable. When such a condition is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value. Management’s assessment as to whether any decline in value is other than temporary is based on our ability and intent to hold the investment and whether evidence indicating the carrying value of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. Management generally considers our investments in equity method investees to be strategic long-term investments and completes its assessments for impairment with a long-term viewpoint.
Reclassifications—Certain prior-year amounts have been reclassified to conform to the current year’s presentation.
Revenue recognition—Revenue is generally recognized once the following four criteria are met: i) persuasive evidence of an arrangement exists, ii) delivery of the equipment has occurred (which is upon shipment or when customer-specific acceptance requirements are met) or services have been rendered, iii) the price of the equipment or service is fixed and determinable, and iv) collectibility is reasonably assured. We record our sales net of any value added, sales or use tax.
For certain construction-type manufacturing and assembly projects that involve significant design and engineering efforts in order to satisfy detailed customer-supplied specifications, revenue is recognized using the percentage of completion method of accounting. Under the percentage of completion method, revenue is recognized as work progresses on each contract. We primarily apply the ratio of costs incurred to date to total estimated contract costs at completion to measure this ratio. If it is not possible to form a reliable estimate of progress toward completion, no revenue or costs are recognized until the project is complete or substantially complete. Any expected losses on construction-type contracts in progress are charged to earnings, in total, in the period the losses are identified.
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
Progress billings generally are issued contingent on completion of certain phases of the work as stipulated in the contract. Revenue in excess of progress billings on contracts accounted for under the percentage of completion method amounted to $627.7 million and $411.8 million at December 31, 2012 and 2011, respectively. These unbilled receivables are reported in trade receivables on the consolidated balance sheets. Progress billings and cash collections in excess of revenue recognized on a contract are classified as advance payments and progress billings within current liabilities on the consolidated balance sheets.
Shipping and handling costs—Shipping and handling costs are recorded as cost of product revenue in our consolidated statements of income. Shipping and handling costs billed to customers are recorded as a component of revenue.
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
Investments—The appropriate classification of investments in marketable equity securities is determined at the time of purchase and re-evaluated as of each subsequent reporting date. Securities classified as available-for-sale are carried at fair value with unrealized holding gains and losses on these securities recognized in accumulated other comprehensive income (loss), net of related income tax. We had no available-for-sale securities at December 31, 2012 or 2011.

Securities classified as trading securities are carried at fair value with gains and losses on these securities recognized through other income (expense), net. Trading securities are comprised primarily of marketable equity mutual funds that approximate a portion of our liability under our Non-Qualified Savings and Investment Plan (“Non-Qualified Plan”). Trading securities totaled approximately $35.6 million and $32.8 million at December 31, 2012 and 2011, respectively.

Property, plant, and equipment—Property, plant, and equipment is recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements—20 to 35 years; buildings—20 to 50 years; and machinery and equipment—3 to 20 years). Gains and losses are reflected in income upon the sale or retirement of assets. Maintenance and repair costs are expensed as incurred. Expenditures that extend the useful lives of property, plant and equipment are capitalized and depreciated over the estimated new remaining life of the asset.
Impairment of property, plant, and equipment—Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the long-lived asset may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the impairment loss is measured as the amount by which the carrying value of the long-lived asset exceeds its fair value.
Long-lived assets held for sale are reported at the lower of carrying value or fair value less cost to sell.

Capitalized software costs—Other assets include the capitalized cost of internal use software (including Internet websites). The assets are stated at cost less accumulated amortization and totaled $50.8 million and $33.8 million at December 31, 2012 and 2011, respectively. These software costs include significant purchases of software and internal and external costs incurred during the application development stage of software projects. These costs are amortized on a straight-line basis over the estimated useful lives of the assets. For internal use software, the useful lives range from three to ten years. For Internet website costs, the estimated useful lives do not exceed three years.

Goodwill and other intangible assets—Goodwill is not subject to amortization but is tested for impairment on an annual basis (or more frequently if impairment indicators arise). We have established October 31 as the date of our annual test for impairment of goodwill. Reporting units with goodwill are tested for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If after assessing the totality of events or circumstances, or based on management’s judgment, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step impairment test is performed. The first step compares the fair value of the reporting unit (measured as the present value of expected future cash flows) to its carrying amount. If the fair value of the reporting unit is less than its carrying amount, a second step is performed. In this step, the fair value of the reporting unit is allocated to its assets and liabilities to determine the implied fair value of goodwill, which is used to measure the impairment loss. We have not recognized any impairment for the years ended December 31, 2012 or 2011, as the fair values of our reporting units with goodwill balances exceeded our carrying amounts. In addition, there were no negative conditions, or triggering events, that occurred in 2012 or 2011 requiring us to perform additional impairment reviews.

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
Fair value measurements—We record our financial assets and financial liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

•	Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

•	Level 2: Observable inputs other than quoted prices included in Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs.

•	Level 3: Unobservable inputs reflecting management’s own assumptions about the assumptions market participants would use in pricing the asset or liability.
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
Stock-based employee compensation—We measure stock-based compensation expense on restricted stock awards based on the market price at the grant date and the number of shares awarded. The stock-based compensation expense for each award is recognized ratably over the applicable service period, after taking into account estimated forfeitures.
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

Warranty obligations—We provide warranties of various lengths and terms to certain of our customers based on standard terms and conditions and negotiated agreements. Estimated cost of warranties are accrued at the time revenue is recognized for products where reliable, historical experience of warranty claims and costs exists or when additional specific obligations are identified. The obligation reflected in other current liabilities on the consolidated balance sheets is based on historical experience by product and considers failure rates and the related costs in correcting a product failure. Should actual product failure rates or repair costs differ from our current estimates, revisions to the estimated warranty liability would be required.
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

NOTE 2. RECENTLY ADOPTED ACCOUNTING STANDARDS
Effective January 1, 2012, we adopted Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” issued by the Financial Accounting Standard Board (“FASB”). This update clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The adoption of the update did not have a material impact on our condensed consolidated financial statements.
Effective January 1, 2012, we adopted ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” issued by the FASB. This update provides management the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. We elected the two-statement approach presenting other comprehensive income in a separate statement immediately following the statement of income. The updated requirements do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of the update concerns presentation only and did not have any financial impact on our condensed consolidated financial statements.
Effective September 30, 2012, we adopted ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” issued by the FASB. This update provides management the option, prior to performing the quantitative impairment test under existing guidance, to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The adoption of the amended guidance did not have an impact on our consolidated financial position or results of operations, as we currently do not have indefinite-lived intangible assets.

NOTE 3. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted EPS calculation was as follows:

(In millions, except per share data)	Year Ended December 31,
	2012	2011	2010
Income from continuing operations attributable to FMC Technologies, Inc.	$430.0	$399.8	$375.9
Weighted average number of shares outstanding	239.7	241.2	243.0
Dilutive effect of restricted stock units and stock options	1.2	2.0	2.3
Total shares and dilutive securities	240.9	243.2	245.3
Basic earnings per share from continuing operations attributable to FMC Technologies, Inc.	$1.79	$1.66	$1.55
Diluted earnings per share from continuing operations attributable to FMC Technologies, Inc.	$1.78	$1.64	$1.53
NOTE 4. BUSINESS COMBINATIONS
Schilling Robotics, LLC—On January 3, 2012, we exercised our option to purchase the remaining 55.0% of outstanding shares of Schilling Robotics, LLC (“Schilling Robotics”), a Delaware limited liability company, and closed the transaction on April 25, 2012. Schilling Robotics is a supplier of advanced robotic intervention products, including a line of remotely operated vehicle systems (“ROV”), manipulator systems and subsea control systems. The acquisition of the remaining interests in Schilling Robotics will allow us to grow in the expanding subsea environment, where demand for ROVs and the need for maintenance activities of subsea equipment is expected to increase.
Prior to April 25, 2012, we owned 45.0% of Schilling Robotics. Upon the closing of this transaction, we owned 100.0% of Schilling Robotics which is included among the consolidated subsidiaries reported in the Subsea Technologies segment. The acquisition-date fair value of our previously held equity interest in Schilling Robotics was $144.9 million with the fair value primarily estimated through an income approach valuation. We recorded a gain of $20.0 million in other income (expense), net on the consolidated statement of income related to the fair value remeasurement of our previously held equity interest in Schilling Robotics.
The purchase price with respect to the remaining outstanding shares was determined by applying the multiple of our market capital relative to our earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the year ended December 31, 2011 (determined in accordance with the terms of the unitholders agreement), to the EBITDA generated by Schilling Robotics during the year ended December 31, 2011 (subject to certain adjustments in accordance with the terms of the unitholders agreement). The consideration for the remaining outstanding shares was paid in cash.
Control Systems International, Inc.—On April 30, 2012, we acquired 100.0% of Control Systems International, Inc. (“CSI”) which is included among the consolidated subsidiaries reported in the Energy Infrastructure segment. Our acquisition of CSI will enhance our automation and controls technologies and benefit production and processing businesses such as measurement solutions through comprehensive fuel terminal and pipeline automation systems. Additionally, the acquired technologies support our long-term strategy to expand our subsea production and processing systems.
Pure Energy Services Ltd.—On October 1, 2012, we acquired 100.0% of Pure Energy Services Ltd. (“Pure Energy”) which is included among the consolidated subsidiaries reported in the Surface Technologies segment. Based in Calgary, Alberta, Canada, and operating in multiple field locations in both Canada and the United States, Pure Energy is a provider of fracturing flowback services and wireline services. The acquisition of Pure Energy is expected to complement the existing products and services of our Surface Technologies segment and to create client value by providing an integrated well site solution.

The acquisition-date fair value of the consideration transferred consisted of the following:

(In millions)	Schilling Robotics	CSI		Pure Energy	Total
Cash	$282.8	$49.0	(1)	$287.0	$618.8
Previously held equity interest	144.9	—		—	144.9
Purchase price withheld	—	10.0	(2)	—	10.0
Total	$427.7	$59.0		$287.0	$773.7
_______________________

(1)    Includes anticipated recovery of negative working capital.

(2)
Represents the portion of the purchase price withheld ("holdback") by FMC Technologies pursuant to the terms of the stock purchase agreement. The holdback amount will be held and maintained by FMC Technologies as security for the payment of any and all amounts to which CSI indemnifies us, including final working capital adjustments and other indemnifications as listed in the stock purchase agreement. FMC Technologies may deduct from the holdback any eligible amounts and pay CSI the net amount three years after the closing date.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition dates.

(In millions)	Schilling Robotics	CSI	Pure Energy	Total
Assets:
Cash	$3.9	$0.3	$0.2	$4.4
Accounts receivable	22.4	8.2	44.8	75.4
Inventory	50.6	0.1	3.3	54.0
Other current assets	2.1	0.2	2.1	4.4
Property, plant and equipment	21.7	0.2	162.2	184.1
Intangible assets	145.9	35.1	58.2	239.2
Other long-term assets	0.7	—	—	0.7
Total identifiable assets acquired	247.3	44.1	270.8	562.2
Liabilities:
Current liabilities	(33.4)	(15.8)	(38.1)	(87.3)
Long-term debt	—	—	(18.6)	(18.6)
Deferred income taxes	—	—	(12.6)	(12.6)
Other long-term liabilities	(1.9)	—	—	(1.9)
Total liabilities assumed	(35.3)	(15.8)	(69.3)	(120.4)
Net identifiable assets acquired	212.0	28.3	201.5	441.8
Goodwill	215.7	30.7	85.5	331.9
Net assets acquired	$427.7	$59.0	$287.0	$773.7

The goodwill recognized is primarily attributable to expected synergies and assembled workforce acquired in Schilling Robotics, CSI, and Pure Energy. As of December 31, 2012, there were no changes in the recognized amounts of goodwill resulting from the acquisitions. The majority of the combined goodwill recognized for Schilling Robotics and CSI is deductible for tax purposes. Goodwill recognized for Pure Energy is not deductible for tax purposes.

The identifiable intangible assets acquired include the following:

	Schilling Robotics		CSI		Pure Energy
(In millions, except amortization periods)	Fair Value	Wgtd. Avg. Amortization Period (in years)	Fair Value	Wgtd. Avg. Amortization Period (in years)	Fair Value	Wgtd. Avg. Amortization Period (in years)
Technology	$38.9	12	$17.0	10	$—	—
Trademarks/trade name	25.4	20	2.8	15	—	—
Customer relationships	42.9	20	15.3	15	57.6	20
Base technology – technical know-how	38.7	15	—	—	—	—
Non-compete agreements	—	—	—	—	0.6	2
Total identifiable intangible assets acquired	$145.9		$35.1		$58.2
We recognized $1.2 million of acquisition-related costs that were expensed in the year ended December 31, 2012 related to the Schilling Robotics, CSI and Pure Energy acquisitions. These costs were recognized as selling, general and administrative expense in the consolidated statement of income. Revenue and net income of Schilling Robotics, CSI and Pure Energy from the acquisition dates included in our consolidated statements of income were $94.6 million, $19.7 million and $67.3 million of revenue, respectively, and $3.1 million, $2.4 million and $2.7 million of net income, respectively.
Pro Forma Impact of Acquisitions (unaudited)
The following unaudited supplemental pro forma results present consolidated information as if the acquisitions had been completed as of January 1, 2011. The 2012 pro forma results include: (i) $10.1 million of amortization for acquired intangible assets, (ii) $10.7 million in inventory fair value step-up amortization for Schilling Robotics, and (iii) $1.2 million of acquisition-related costs. The pro forma results do not include any potential synergies, cost savings or other expected benefits of the acquisitions. Accordingly, the pro forma results should not be considered indicative of the results that would have occurred if the acquisitions had been consummated as of January 1, 2011, nor are they indicative of future results.

	Year Ended December 31,
(In millions)	2012 Pro Forma	2011 Pro Forma
Revenue	$6,394.4	$5,512.8
Net income	$446.0	$444.3
NOTE 5. INVENTORIES
Inventories consisted of the following:

(In millions)	December 31,
	2012	2011
Raw materials	$188.4	$138.7
Work in process	146.4	126.7
Finished goods	788.8	594.4
Gross inventories before LIFO reserves and valuation adjustments	1,123.6	859.8
LIFO reserves and valuation adjustments	(158.5)	(147.6)
Inventory, net	$965.1	$712.2
Net inventories accounted for under the LIFO method totaled $342.2 million and $244.7 million at December 31, 2012 and 2011, respectively. The current replacement costs of LIFO inventories exceeded their recorded values by $88.7 million and $83.9 million at December 31, 2012 and 2011, respectively. There were no reductions to the base LIFO inventory in 2012, 2011 or 2010.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following:

(In millions)	December 31,
	2012	2011
Land and land improvements	$71.3	$36.9
Buildings	350.9	221.2
Machinery and equipment	1,314.4	900.7
Construction in process	150.6	137.1
	1,887.2	1,295.9
Accumulated depreciation	(643.7)	(528.0)
Property, plant and equipment, net	$1,243.5	$767.9
Depreciation expense was $113.1 million, $86.1 million and $80.7 million in 2012, 2011 and 2010, respectively.
The amount of interest cost capitalized was $1.4 million, $0.5 million and $0.2 million in 2012, 2011 and 2010, respectively.
NOTE 7. GOODWILL AND INTANGIBLE ASSETS
Goodwill —The carrying amount of goodwill by business segment was as follows:

(In millions)	Subsea Technologies	Surface Technologies	Energy Infrastructure	Total
December 31, 2011	$126.1	$12.1	$127.6	$265.8
Additions due to business combinations (1)	215.7	85.5	30.7	331.9
Translation	0.5	(0.5)	—	—
December 31, 2012	$342.3	$97.1	$158.3	$597.7
_______________________

(1)    See additional disclosure related to business combinations in Note 4.
Intangible assets—The components of intangible assets were as follows:

	December 31,
	2012		2011
(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists	$152.3	$19.6	$36.9	$14.3
Patents and acquired technology	223.7	40.7	130.5	29.6
Trademarks	36.4	5.6	8.0	4.0
Other	6.1	5.2	5.4	4.9
Total intangible assets	$418.5	$71.1	$180.8	$52.8
Additions to our intangible assets during 2012 included $145.9 million, $35.1 million and $58.2 million associated with our acquisitions of Schilling Robotics, CSI, and Pure Energy, respectively. There were no additions to our intangible assets during 2011. Refer to Note 4 for further disclosure related to business combinations.
All of our acquired identifiable intangible assets are subject to amortization and, where applicable, foreign currency translation adjustments. We recorded $20.8 million, $11.3 million and $11.5 million in amortization expense related to intangible assets during the years ended December 31, 2012, 2011 and 2010, respectively. During the years 2013 through 2017, annual amortization expense is expected to be as follows: $27.2 million in 2013, $26.4 million in 2014, $25.7 million in 2015, $25.2 million in 2016, $24.5 million in 2017 and $218.4 million thereafter.

NOTE 8. SALE LEASEBACK TRANSACTION
In March 2007, we sold and leased back property in Houston, Texas, consisting of land, corporate offices and production facilities primarily related to the Subsea Technologies and Surface Technologies segments. We received net proceeds of $58.1 million in connection with the sale. The carrying value of the property sold was $20.3 million. We accounted for the transaction as a sale leaseback resulting in (i) first quarter 2007 recognition of $1.3 million of the $37.4 million gain on the transaction and (ii) the deferral of the remaining $36.1 million of the gain, which will be amortized to rent expense over a noncancellable ten-year lease term. The deferred gain is presented in other liabilities in the consolidated balance sheet. The lease expires in 2022 and provides for two 5-year optional extensions as well as the option to terminate the lease in 2017, subject to a $3.3 million fee. Annual rent of $4.2 million escalates 2.0% per year. The lease was recorded as an operating lease.
NOTE 9. DEBT
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
Senior Notes—On September 21, 2012, we completed the public offering of $300.0 million aggregate principal amount of 2.00% senior notes due October 2017 (the “2017 Notes”) and $500.0 million aggregate principal amount of 3.45% senior notes due October 2022 (the “2022 Notes” and, collectively with the 2017 Notes, the “Senior Notes”). Interest on the Senior Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2013. Net proceeds from the offering of $793.8 million were used for the repayment of outstanding commercial paper and indebtedness under our revolving credit facility.
The terms of the Senior Notes are governed by the indenture (the “Base Indenture”), dated as of September 21, 2012 between FMC Technologies and U.S. Bank National Association, as trustee (the “Trustee”), as amended and supplemented by the First Supplemental Indenture between FMC Technologies and the Trustee (the “First Supplemental Indenture”) relating to the issuance of the 2017 Notes and the Second Supplemental Indenture between FMC and the Trustee (the “Second Supplemental Indenture”) relating to the issuance of the 2022 Notes.
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
Commercial paper—Under our commercial paper program, we have the ability to access $1.0 billion of short-term financing through our commercial paper dealers subject to the limit of unused capacity of our revolving credit agreement. Commercial paper borrowings are issued at market interest rates. Commercial paper borrowings as of December 31, 2012, had a weighted average interest rate of 0.50%.
Term loan—In May 2010, we entered into a R$54.7 million term loan agreement in Brazil maturing on June 15, 2013, with Itaú BBA., as Administrative Agent. Under the loan agreement, interest accrues at an annual rate of 4.50%. Principal and interest are due at maturity.

Property financing—In September 2004, we entered into agreements for the sale and leaseback of an office building having a net book value of $8.5 million. Under the terms of the agreement, the building was sold for $9.7 million in net proceeds and leased back under a 10-year lease. We have subleased this property to a third party under a lease agreement that is being accounted for as an operating lease. We have accounted for the transaction as a financing transaction and are amortizing the related obligation using an effective annual interest rate of 5.37%. In addition, property financing includes our obligations under capital lease arrangements.
Uncommitted credit—We have uncommitted credit lines at many of our international subsidiaries for immaterial amounts. We utilize these facilities to provide a more efficient daily source of liquidity. The effective interest rates depend upon the local national market.
Short-term debt and current portion of long-term debt—Short-term debt and current portion of long-term debt consisted of the following:

	December 31,
(In millions)	2012	2011
Revolving credit facilities	$—	$100.0
Commercial paper	—	480.1
Term loan	26.8	—
Property financing	5.0	0.5
Foreign uncommitted credit facilities	22.1	7.0
Other	6.5	—
Total short-term debt and current portion of long-term debt	$60.4	$587.6
Long-term debt—Long-term debt consisted of the following:

	December 31,
(In millions)	2012	2011
Revolving credit facilities	$100.0	$100.0
Commercial paper	669.8	480.1
2.00% Notes due 2017	299.3	—
3.45% Notes due 2022	499.6	—
Term loan	26.8	29.2
Property financing	16.7	7.3
Total long-term debt	1,612.2	616.6
Less: current portion	(31.8)	(580.6)
Long-term debt, less current portion	$1,580.4	$36.0
Maturities of total long-term debt as of December 31, 2012, are payable as follows: $31.8 million in 2013, $9.8 million in 2014, $1.3 million in 2015, $0.5 million in 2016, $1,069.2 million in 2017, and $499.6 million in 2022.
NOTE 10. INCOME TAXES
Domestic and foreign components of income before income taxes are shown below:

	Year Ended December 31,
(In millions)	2012	2011	2010
Domestic	$125.5	$132.7	$64.6
Foreign	470.9	416.4	470.9
Income from continuing operations before income taxes attributable to FMC Technologies, Inc.	$596.4	$549.1	$535.5

The provision for income taxes consisted of:

	Year Ended December 31,
(In millions)	2012	2011	2010
Current:
Federal	$41.5	$26.7	$16.7
State	2.9	3.3	1.0
Foreign	131.8	134.4	55.3
Total current	176.2	164.4	73.0
Deferred:
Increase in the valuation allowance for deferred tax assets	0.5	0.2	0.1
Other deferred tax (benefit) expense	(10.3)	(15.3)	86.5
Total deferred	(9.8)	(15.1)	86.6
Provision for income taxes	$166.4	$149.3	$159.6
Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(In millions)	2012	2011
Deferred tax assets attributable to:
Accrued expenses	$47.6	$56.1
Foreign tax credit carryforwards	2.6	1.4
Accrued pension and other post-retirement benefits	109.1	109.3
Stock-based compensation	24.3	20.0
Net operating loss carryforwards	31.5	23.7
Inventories	21.1	18.6
Norwegian correction tax (1)	71.0	39.2
Foreign exchange (1)	5.2	5.2
Deferred tax assets	312.4	273.5
Valuation allowance	(4.3)	(3.7)
Deferred tax assets, net of valuation allowance	308.1	269.8
Deferred tax liabilities attributable to:
Revenue in excess of billings on contracts accounted for under the percentage of completion method	147.1	138.0
U.S. tax on foreign subsidiaries’ undistributed earnings not indefinitely reinvested (1)	40.6	29.4
Property, plant and equipment, goodwill and other assets (1)	129.9	74.5
Deferred tax liabilities	317.6	241.9
Net deferred tax assets (liabilities)	$(9.5)	$27.9
______________________________

(1)
Certain prior-year amounts have been reclassified to conform to the current year’s presentation. We have reclassified and separately stated our deferred taxes related to Norwegian correction tax. In addition, we have reclassified certain deferred taxes related to the foreign exchange impact on certain foreign subsidiaries’ undistributed earnings not indefinitely reinvested. These reclassifications increased the 2011 deferred tax liability balance of property, plant, and equipment, goodwill and other assets by $32.3 million. This change only impacted the presentation of information in the above table and did not impact our financial position or results of operations for 2011.

At December 31, 2012 and 2011, the carrying amount of net deferred tax assets and the related valuation allowance included the impact of foreign currency translation adjustments. Included in our deferred tax assets at December 31, 2012 were U.S. foreign tax credit carryforwards of $2.6 million, which, if not utilized, will begin to expire after 2021. Realization of these deferred tax assets is dependent on the generation of sufficient U.S. taxable income prior to the above date. Based on long-term forecasts of operating results, management believes that it is more likely than not that domestic earnings over the forecast period will result in sufficient U.S. taxable income to fully realize these deferred tax assets. In its analysis, management has considered the effect of foreign deemed dividends and other expected adjustments to domestic earnings that are required in determining U.S. taxable income. Foreign earnings taxable to us as dividends, including deemed dividends for U.S. tax purposes, were $118.3 million, $169.3 million and $341.2 million, in 2012, 2011 and 2010, respectively. Also included in deferred tax assets are tax benefits related to net operating loss carryforwards attributable to foreign entities. If not utilized, these net operating loss carryforwards will begin to expire in 2013. Management believes it is more likely than not that we will not be able to utilize certain of these operating loss carryforwards before expiration; therefore, we have established a valuation allowance against the related deferred tax assets.
Current and non-current deferred income taxes by country included in our consolidated balance sheet at December 31, 2012, were as follows:

	December 31, 2012
(In millions)	Current Asset	Non-Current Asset	Current (Liability)	Non-Current (Liability)	Total
United States	$38.8	$51.7	$—	$—	$90.5
Brazil	10.6	—	—	(13.8)	(3.2)
Norway	—	—	(65.3)	(8.6)	(73.9)
Other foreign	6.5	8.3	(2.2)	(35.5)	(22.9)
Net deferred tax assets (liabilities)	$55.9	$60.0	$(67.5)	$(57.9)	$(9.5)
The following table presents a rollforward of our unrecognized tax benefits and associated interest and penalties:

(In millions)	Federal, State and Foreign Tax	Accrued Interest and Penalties	Total Gross Unrecognized Income Tax Benefits
Balance at December 31, 2009	37.7	6.0	43.7
Additions for tax positions related to the current year	17.2	—	17.2
Additions for tax positions related to prior years	12.4	3.9	16.3
Reductions for tax positions due to settlements	(15.3)	(4.7)	(20.0)
Reductions due to a lapse of the statute of limitations	(2.7)	(0.4)	(3.1)
Other reductions for tax positions related to prior years	(8.7)	(0.4)	(9.1)
Balance at December 31, 2010	$40.6	$4.4	$45.0
Additions for tax positions related to prior years	4.6	2.9	7.5
Reductions for tax positions due to settlements	(5.0)	(1.1)	(6.1)
Reductions due to a lapse of the statute of limitations	(0.3)	—	(0.3)
Balance at December 31, 2011	$39.9	$6.2	$46.1
Additions for tax positions related to prior years	(0.1)	2.1	2.0
Reductions for tax positions due to settlements	(9.3)	(1.9)	(11.2)
Balance at December 31, 2012	$30.5	$6.4	$36.9
At December 31, 2012, 2011 and 2010, there were $36.4 million, $42.2 million and $41.3 million, respectively, of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
It is reasonably possible that within twelve months unrecognized tax benefits related to certain tax reporting positions taken in prior periods could decrease by up to $16.0 million, due to either the expiration of the statute of limitations in certain jurisdictions or the resolution of current income tax examinations, or both.

In November 2010, we resolved an Internal Revenue Service (“IRS”) audit of our 2004 and 2005 federal income tax returns with the IRS Appeals office. As a result of the resolution, we recorded a benefit in the fourth quarter of 2010 of approximately $27.6 million, representing the resolution of the 2004 and 2005 matter, as well as the associated impact of remeasuring reserves related to intercompany transfer pricing for all other open tax years.
Our U.S. federal income tax returns for our 2007, 2008, and 2009 tax years are under examination by the IRS. In conjunction with this examination, in January 2013 the IRS proposed adjustments to such years’ taxable income related to our treatment of intercompany transfer pricing. We are evaluating alternative responses to these proposed adjustments, and the ultimate outcome of this matter is uncertain. However, management believes we are adequately reserved for this matter as of December 31, 2012.
Tax years that remain subject to examination are years after 2002 for Norway, after 2007 for Brazil and after 2007 for the United States.
The effective income tax rate was different from the statutory U.S. federal income tax rate due to the following:

	Year Ended December 31,
	2012	2011	2010
Statutory U.S. federal income tax rate	35%	35%	35%
Net difference resulting from:
Foreign earnings subject to different tax rates	(12)	(9)	(14)
Foreign earnings subject to U.S. tax	4	1	8
Nondeductible Multi Phase Meters earnout adjustments	2	—	—
Net change in unrecognized tax benefits	—	1	1
Other	(1)	(1)	—
Effective income tax rate	28%	27%	30%
Our effective income tax rate for 2012 reflects U.S. tax law as it existed at December 31, 2012. On January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Taxpayer Act”) was signed into law. The Taxpayer Act retroactively reinstated and extended certain provisions of U.S. tax law. If these provisions of the Taxpayer Act had been enacted and effective as of December 31, 2012, our income tax expense would have been approximately $7.1 million lower than as reported, resulting in an effective income tax rate of approximately 27%. We expect to recognize this retroactive benefit in our income tax provision in the first quarter of 2013. In addition, the deferred tax asset attributable to our U.S. foreign tax credit carryforwards would have been increased by approximately $5.1 million. These additional foreign tax credits, if not utilized, would begin to expire after 2015.
We have provided U.S. income taxes on $1,105.2 million of cumulative undistributed earnings of certain foreign subsidiaries where we have determined that the foreign subsidiaries’ earnings are not indefinitely reinvested. No provision for U.S. income taxes has been recorded on earnings of foreign subsidiaries that are indefinitely reinvested. The cumulative balance of foreign earnings with respect to which no provision for U.S. income taxes has been recorded was $1,279.0 million at December 31, 2012. The amount of applicable U.S. income taxes that would be incurred if these earnings were repatriated is approximately $317.4 million.
We benefit from income tax holidays in Singapore and Malaysia which will expire after 2018 for Singapore and 2015 for Malaysia. For the year ended December 31, 2012, these tax holidays reduced our provision for income taxes by $9.6 million, or $0.04 per share on a diluted basis. In the first quarter of 2011, we recognized a retroactive benefit of approximately $7.3 million, or $0.03 per share on a diluted basis, related to tax holidays in Singapore which were retroactive to January 1, 2009.

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

The funded status of our U.S. Pension Plans, certain foreign pension plans and U.S. post-retirement health care and life insurance benefit plans, together with the associated balances recognized in our consolidated financial statements as of December 31, 2012 and 2011, were as follows:

	Pensions					Other Post-retirement Benefits
	2012		2011			2012	2011
(In millions)	U.S.	Int’l	U.S.		Int’l
Accumulated benefit obligation	$614.1	$290.4	$536.6		$326.1
Projected benefit obligation at January 1	$597.8	$454.5	$486.9		$388.5	$8.8	$8.6
Service cost	14.6	37.2	12.0		29.5	0.1	0.1
Interest cost	26.9	21.4	26.1		20.3	0.4	0.4
Actuarial (gain) loss	86.5	(1.8)	88.6		32.0	—	0.4
Amendments	—	—	0.9		—	—	—
Curtailments	—	(49.0)	—		—	—	—
Settlements	—	(108.6)	—		—	—	—
Foreign currency exchange rate changes	—	25.9	—		(8.4)	—	—
Plan participants’ contributions	—	2.0	—		1.6	—	—
Benefits paid	(32.9)	(9.3)	(16.7)		(9.0)	(0.6)	(0.7)
Projected benefit obligation at December 31	692.9	372.3	597.8		454.5	8.7	8.8
Fair value of plan assets at January 1	406.0	362.1	380.5		321.9	—	—
Actual return on plan assets	57.5	30.6	(10.6)		(6.0)	—	—
Company contributions	31.9	30.8	52.8		61.3	0.6	0.7
Foreign currency exchange rate changes	—	20.3	—		(7.7)	—	—
Settlements	—	(108.6)	—	—	—	—	—
Plan participants’ contributions	—	2.0	—		1.6	—	—
Benefits paid	(32.9)	(9.3)	(16.7)		(9.0)	(0.6)	(0.7)
Fair value of plan assets at December 31	462.5	327.9	406.0		362.1	—	—
Funded status of the plans (liability) at December 31	$(230.4)	$(44.4)	$(191.8)		$(92.4)	$(8.7)	$(8.8)
Other assets	—	3.9	—		—	—	—
Current portion of accrued pension and other post-retirement benefits	(19.1)	(1.1)	(18.8)		(1.0)	(0.7)	(0.8)
Accrued pension and other post-retirement benefits, net of current portion	(211.3)	(47.2)	(173.0)		(91.4)	(8.0)	(8.0)
Funded status recognized in the consolidated balance sheets at December 31	$(230.4)	$(44.4)	$(191.8)		$(92.4)	$(8.7)	$(8.8)
Amounts recognized in accumulated other comprehensive (income) loss:
Unrecognized actuarial (gain) loss	$355.0	$103.3	$315.6		$173.8	$(1.7)	$(1.9)
Unrecognized prior service (credit) cost	0.1	1.0	—		1.0	(0.5)	(1.6)
Unrecognized transition asset	—	(0.5)	—		(0.8)	—	—
Accumulated other comprehensive (income) loss at December 31	$355.1	$103.8	$315.6		$174.0	$(2.2)	$(3.5)
Plans with underfunded or non-funded projected benefit obligation:
Aggregate projected benefit obligation	$692.9	$285.1	$597.8		$454.5	$8.7	$8.8
Aggregate fair value of plan assets	462.5	236.9	406.0		362.2	—	—
Plans with underfunded or non-funded accumulated benefit obligation:
Aggregate accumulated benefit obligation	$614.1	$31.3	$536.6		$21.9
Aggregate fair value of plan assets	462.5	9.3	406.0		6.5

The following table summarizes the components of net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010:

	Pensions						Other Post-retirement Benefits
	2012		2011		2010		2012	2011	2010
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Components of net annual benefit cost:
Service cost	$14.6	$37.2	$12.0	$29.5	$11.1	$24.9	$0.1	$0.1	$0.1
Interest cost	26.9	21.4	26.1	20.3	25.2	17.9	0.4	0.4	0.5
Expected return on plan assets	(39.9)	(26.4)	(38.2)	(24.5)	(32.7)	(21.9)	—	—	—
Settlement cost	5.6	8.5	8.9	—	—	—	—	—	—
Amortization of transition asset	—	(0.2)	—	(0.5)	—	(0.5)	—	—	—
Amortization of prior service cost (credit)	(0.1)	0.1	(0.1)	0.1	(0.1)	—	(1.1)	(1.3)	(1.2)
Amortization of net actuarial loss (gain)	23.9	8.1	12.9	5.0	8.7	3.1	(0.2)	(0.2)	(0.3)
Net periodic benefit cost (income)	$31.0	$48.7	$21.6	$29.9	$12.2	$23.5	$(0.8)	$(1.0)	$(0.9)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial loss (gain) arising during period	$68.9	$(53.8)	$137.3	$61.9	$36.9	$27.5	$—	$0.5	$0.9
Amortization of net actuarial gain (loss)	(23.9)	(8.0)	(21.8)	(5.0)	(8.7)	(3.1)	0.2	0.2	0.3
Settlements	(5.6)	(8.5)	—	—	—	—	—	—	—
Prior service cost arising during period	—	—	0.9	—	—	0.9	—	—	—
Amortization of prior service credit (cost)	0.1	(0.1)	0.1	(0.1)	0.1	—	1.1	1.3	1.2
Amortization of transition asset	—	0.2	—	0.5	—	0.5	—	—	—
Total recognized in other comprehensive loss (income)	$39.5	$(70.2)	$116.5	$57.3	$28.3	$25.8	$1.3	$2.0	$2.4
Included in accumulated other comprehensive income at December 31, 2012, are noncash, pretax charges which have not yet been recognized in net periodic benefit cost (income). The estimated amounts that will be amortized from the portion of each component of accumulated other comprehensive income as a component of net period benefit cost (income), during the next fiscal year are as follows:

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	Int’l
Net actuarial losses (gains)	$27.2	$5.5	$(0.1)
Prior service cost (credit)	$(0.1)	$0.1	$(0.5)
Transition asset	$—	$(0.1)	$—

Key assumptions—The following weighted-average assumptions were used to determine the benefit obligations:

	Pensions				Other Post-retirement Benefits
	2012		2011		2012	2011
	U.S.	Int’l	U.S.	Int’l
Discount rate	3.90%	4.46%	4.60%	4.54%	3.90%	4.60%
Rate of compensation increase	4.00%	3.97%	4.00%	4.05%	—	—
The following weighted-average assumptions were used to determine net periodic benefit cost:

	Pensions						Other Post-retirement Benefits
	2012		2011		2010		2012	2011	2010
	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Discount rate	4.60%	4.54%	5.39%	5.00%	5.90%	5.57%	4.60%	5.40%	5.90%
Rate of compensation increase	4.00%	4.05%	4.00%	4.20%	4.00%	4.18%	—	—	—
Expected rate of return on plan assets	9.00%	7.62%	9.00%	6.98%	9.00%	7.48%	—	—	—
Our estimate of expected rate of return on plan assets is primarily based on the historical performance of plan assets, current market conditions, our asset allocation and long-term growth expectations.
Plan assets—Our pension investment strategy emphasizes maximizing returns consistent with minimizing risk. Excluding our international plans with insurance-based investments, 88% of our total pension assets represent the U.S. qualified plan, the U.K. plan and Canadian plan. These plans are primarily invested in equities to maximize the long-term returns of the plans. The investment managers of these assets, including the hedge funds and limited partnerships, use Graham and Dodd fundamental investment analysis to select securities that have a margin of safety between the price of the security and the estimated value of the security. This value-oriented approach tends to mitigate the risk of a large equity allocation.
The following is a description of the valuation methodologies used for the pension plan assets. There have been no changes in the methodologies used at December 31, 2012 and 2011.

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

Our pension plan assets measured at fair value are as follows at December 31, 2012 and 2011. Please refer to “Fair Value” in Note 1 to these consolidated financial statements for a description of the levels.

	U.S.				International
December 31, 2012 (In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Cash	$35.7	$35.7	$—	$—	$1.0	$1.0	$—	$—
Equity securities:
U.S. companies:
Large cap	127.0	127.0	—	—	47.2	47.2	—	—
Mid cap	9.4	9.4	—	—	0.1	0.1	—	—
Small cap	73.7	73.7	—	—	—	—	—	—
International companies	116.4	116.4	—	—	182.3	182.3	—	—
Hedge funds	55.6	—	—	55.6	—	—	—	—
Limited partnerships	40.1	—	—	40.1	—	—	—	—
Insurance contracts	—	—	—	—	97.3	—	97.3	—
Emerging market bonds	4.6	4.6	—	—	—	—	—	—
Total assets	$462.5	$366.8	$—	$95.7	$327.9	$230.6	$97.3	$—
December 31, 2011 (In millions)
Cash	$36.1	$36.1	$—	$—	$0.9	$0.9	$—	$—
Equity securities:
U.S. companies:
Large cap	109.6	109.6	—	—	43.6	43.6	—	—
Mid cap	8.8	8.8	—	—	—	—	—	—
Small cap	62.8	62.8	—	—	—	—	—	—
International companies	99.0	99.0	—	—	148.0	148.0	—	—
Hedge funds (1)	49.0	—	—	49.0	—	—	—	—
Limited partnerships (1)	37.1	—	—	37.1	—	—	—	—
Insurance contracts	—	—	—	—	169.6	—	169.6	—
Emerging market bonds	3.6	3.6	—	—	—	—	—	—
Total assets	$406.0	$319.9	$—	$86.1	$362.1	$192.5	$169.6	$—
______________________________

(1)
Certain prior-year amounts have been reclassified to conform to the current year’s presentation. We have reclassified a plan asset from hedge funds to limited partnerships within the Level 3 classification. This reclassification increased the 2011 limited partnership balance by $4.3 million. This change only impacted the presentation of information in the above table within the Level 3 classification and did not impact our financial position or results of operations for 2011.

The summary of changes in the fair value of the pension plan Level 3 assets for the years ended December 31, 2012 and 2011 is as follows:

(In millions)	Level 3 Assets
Balance at December 31, 2010	$74.4
Unrealized losses relating to instruments still held at the reporting date	(6.3)
Purchases, sales, and settlements, net	18.0
Balance at December 31, 2011	$86.1
Realized gains	0.8
Unrealized gains relating to instruments still held at the reporting date	9.7
Purchases, sales, and settlements, net	(0.9)
Balance at December 31, 2012	$95.7
Contributions—We expect to contribute approximately $30.6 million to our international pension plans, representing primarily the U.K. and Norway qualified pension plans, and our Non-Qualified Defined Benefit Pension Plan in 2013. Additionally, we may make a discretionary contribution of approximately $19.0 million to our domestic qualified pension plan in 2013. All of the contributions are expected to be in the form of cash. In 2012 and 2011, we contributed $62.7 million and $114.1 million to the pension plans, respectively, which included $13.5 million and $51.0 million, respectively, to the U.S. Qualified Defined Benefit Pension Plan.
Estimated future benefit payments—The following table summarizes expected benefit payments from our various pension and post-retirement benefit plans through 2022. Actual benefit payments may differ from expected benefit payments.

	Pensions		Other Post-retirement Benefits
(In millions)	U.S.	International
2013	$31.8	$8.1	$0.8
2014	30.7	8.5	0.8
2015	26.3	8.3	0.8
2016	28.4	8.4	0.8
2017	41.3	9.5	0.8
2018-2022	178.5	61.5	3.4
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
Participants in the Non-Qualified Plan earn a return based on hypothetical investments in the same options as our 401(k) plan, including FMC Technologies stock. Changes in the market value of these participant investments are reflected as an adjustment to the deferred compensation liability with an offset to other income (expense), net. As of December 31, 2012 and 2011, our liability for the Non-Qualified Plan was $34.4 million and $35.1 million, respectively, and was recorded in other non-current liabilities. We hedge the financial impact of changes in the participants’ hypothetical investments by purchasing the investments that the participants have chosen. With the exception of FMC Technologies stock, which is maintained at its cost basis, changes in the fair value of these investments are recognized as an offset to other income (expense), net. As of December 31, 2012 and 2011, we had investments for the Non-Qualified Plan totaling $26.0 million and $26.2 million, respectively, at fair market value and FMC Technologies stock held in trust of $7.8 million and $5.8 million, respectively, at its cost basis.

We recognized expense of $18.4 million, $14.6 million and $11.1 million, for matching contributions to these plans in 2012, 2011 and 2010, respectively. Additionally, we recognized expense of $11.8 million and $8.4 million for nonelective contributions in 2012 and 2011, respectively.
NOTE 12. STOCK-BASED COMPENSATION
We sponsor a stock-based compensation plan, which is described below, and have primarily granted awards in the form of nonvested stock awards (also known as restricted stock in the plan document) and stock options. The compensation expense for awards under the plan for the years ended December 31, 2012, 2011 and 2010 is as follows:

(In millions)	2012	2011	2010
Stock-based compensation expense	$34.0	$26.3	$27.5
Income tax benefits related to stock-based compensation expense	$11.5	$8.9	$9.4
Stock-based compensation expense is recognized over the lesser of the stated vesting period (three or four years) or the period until the employee reaches age 62 (the retirement eligible age under the plan). As of December 31, 2012, a portion of the stock-based compensation expense related to outstanding awards remains to be recognized in future periods. The compensation expense related to nonvested awards yet to be recognized totaled $37.2 million for restricted stock. These costs are expected to be recognized over a weighted average period of 1.5 years.
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
Under the Plan, 48.0 million shares of our common stock were authorized for awards. These shares are in addition to shares previously granted by FMC Corporation and converted into approximately 18.0 million shares of our common stock. As of December 31, 2012, 3.8 million shares were reserved to satisfy existing awards and 21.3 million shares were available for future awards.
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
Stock-based compensation awards to non-employee directors consist of restricted stock units. Awards to non-employee directors generally vest on the date of our annual stockholder meeting following the date of grant. Stock units are not settled until a director ceases services to the Board of Directors. At December 31, 2012, outstanding awards to active and retired non-employee directors included 879 thousand stock units.
Restricted stock—A summary of the nonvested restricted stock awards as of December 31, 2012, and changes during the year is presented below:

(Number of restricted stock shares in thousands)	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2011	3,847	$22.82
Granted	859	$49.84
Vested	(1,933)	$13.91
Canceled	(28)	$35.36
Nonvested at December 31, 2012	2,745	$37.43
For current year performance-based awards, the payout was dependent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ended December 31, 2012. Based on results for the performance period, the payout will be 194 thousand shares at the vesting date in January 2015. Compensation cost was measured for 2012 based on the actual outcome of the performance conditions.
For current year market-based awards, the payout was contingent upon our performance relative to the same peer group of companies with respect to total stockholder return (“TSR”) for the year ended December 31, 2012. In 2012, the Committee modified the payout with respect to the TSR metric to make it possible to have a payout regardless of whether our TSR for the year is positive or negative. If our TSR for any given year is not positive, the payout with respect to TSR is limited to the target previously established by the Committee. Based on results for the performance period, the payout will be zero shares. Compensation cost for these awards was calculated using the grant date fair market value, as estimated using a Monte Carlo simulation.
The following summarizes values for restricted stock activity for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Weighted average grant date fair value of restricted stock awards granted	$49.84	$40.84	$26.94
Vest date fair value of restricted stock vested (in millions)	$100.8	$47.3	$54.3
On January 2, 2013, restricted stock awards vested and approximately 1.1 million shares were issued to employees.

Stock options—There were no options granted, forfeited or expired during the year ended December 31, 2012.
The following shows stock option activity for the year ended December 31, 2012:

(Number of stock options in thousands, intrinsic value in millions)	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	306	$5.06
Exercised	(153)	$4.89
Outstanding and exercisable at December 31, 2012	153	$5.24	0.6	5.7
The aggregate intrinsic value reflects the value to the option holders, or the difference between the market price as of December 31, 2012, and the exercise price of the option, which would have been received by the option holders had all options been exercised as of that date. While the intrinsic value is representative of the value to be gained by the option holders, this value is not indicative of compensation expense recorded by us. Compensation expense on stock options was calculated on the date of grant using the fair value of the options, as determined by a Black-Scholes option pricing model and the number of options granted, reduced by estimated forfeitures.
The intrinsic value of options exercised for years ended December 31, 2012, 2011 and 2010 was $6.4 million, $11.8 million and $14.9 million, respectively.

NOTE 13. STOCKHOLDERS’ EQUITY
Capital stock —The following is a summary of our capital stock activity for the years ended December 31, 2012, 2011 and 2010:

(Number of shares in thousands)	Common Stock Issued	Common Stock Held in Employee Benefit Trust	Common Stock Held in Treasury
December 31, 2009	286,318	248	42,411
Stock awards	—	—	(1,670)
Treasury stock purchases	—	—	5,804
Net stock sold from employee benefit trust	—	(116)	—
December 31, 2010	286,318	132	46,545
Stock awards	—	—	(975)
Treasury stock purchases	—	—	2,746
Net stock purchased for employee benefit trust	—	37	—
December 31, 2011	286,318	169	48,316
Stock awards	—	—	(1,393)
Treasury stock purchases	—	—	2,138
Net stock purchased for employee benefit trust	—	27	—
December 31, 2012	286,318	196	49,061
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
We repurchased $91.1 million, $114.0 million and $164.4 million of common stock during 2012, 2011 and 2010, respectively, under the authorized repurchase program. As of December 31, 2012, approximately 15.1 million shares remained available for purchase under the current program which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our employee stock plans. Treasury shares are accounted for using the cost method.
On May 12, 2011, we amended our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million to 600 million shares.
No cash dividends were paid on our common stock in 2012, 2011 or 2010.
Accumulated other comprehensive loss—Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-Retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2010	$(51.7)	$6.1	$(206.5)	$(252.1)
Other comprehensive income (loss), net of tax	(51.1)	(22.8)	(117.8)	(191.7)
December 31, 2011	(102.8)	$(16.7)	$(324.3)	$(443.8)
Other comprehensive income (loss), net of tax	(1.8)	26.7	22.9	47.8
December 31, 2012	$(104.6)	$10.0	$(301.4)	$(396.0)

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
Foreign exchange rate forward contracts – The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At December 31, 2012, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	27.3	13.4
British pound	(29.7)	(48.3)
Canadian dollar	32.1	32.4
Chinese renminbi	117.4	18.8
Euro	11.0	14.5
Kuwaiti dinar	(10.5)	(37.3)
Malaysian ringgit	144.2	47.2
Norwegian krone	1,799.8	323.4
Russian ruble	(497.8)	(16.3)
Singapore dollar	225.9	184.9
Swiss franc	24.4	26.6
U.S. dollar	(548.3)	(548.3)
Foreign exchange rate instruments embedded in purchase and sale contracts – The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At December 31, 2012, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	(25.5)	(26.5)
British pound	18.3	29.7
Euro	24.4	32.1
Norwegian krone	(282.0)	(50.7)
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

	December 31, 2012		December 31, 2011
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$29.2	$23.2	$60.8	$58.3
Long-term – Derivative financial instruments	5.7	8.3	26.4	28.7
Interest rate contracts:
Current – Derivative financial instruments	—	—	—	1.6
Long-term – Derivative financial instruments	—	—	—	—
Total derivatives designated as hedging instruments	34.9	31.5	87.2	88.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	44.2	27.2	9.1	6.7
Long-term – Derivative financial instruments	3.5	2.8	18.2	8.3
Total derivatives not designated as hedging instruments	47.7	30.0	27.3	15.0
Total derivatives	$82.6	$61.5	$114.5	$103.6
We recognized gains of $4.4 million and $0.9 million and losses of $2.6 million on cash flow hedges for the years ended December 31, 2012, 2011 and 2010, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive gains of $10.0 million and losses of $16.7 million at December 31, 2012 and 2011, respectively. We expect to transfer an approximate $4.7 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the end of 2015.
The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Year Ended December 31,
(In millions)	2012	2011	2010
Interest rate contracts	$1.6	$1.2	$(2.3)
Foreign exchange contracts	41.9	(10.2)	7.8
Total	$43.5	$(9.0)	$5.5

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,
(In millions)	2012	2011	2010
Foreign exchange contracts:
Revenue	$6.6	$26.8	$(5.5)
Cost of sales	(1.9)	(0.5)	(19.5)
Selling, general and administrative expense	(0.2)	0.5	0.2
Total	$4.5	$26.8	$(24.8)

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Year Ended December 31,
(In millions)	2012	2011	2010
Foreign exchange contracts:
Revenue	$13.7	$24.8	$8.3
Cost of sales	(17.6)	(17.5)	(10.1)
Total	$(3.9)	$7.3	$(1.8)
Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the consolidated balance sheets, and occasionally forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Year Ended December 31,
(In millions)	2012	2011	2010
Foreign exchange contracts:
Revenue	$4.9	$16.2	$3.6
Cost of sales	(0.2)	(1.5)	(0.4)
Other income (expense), net (1)	6.4	(3.1)	(2.0)
Total	$11.1	$11.6	$1.2
______________________________

(1)
Other income (expense), net, in the disclosure of gains and losses related to derivative instruments not designated as hedging instruments has been revised to exclude transaction losses of $4.9 million in 2010. This change only impacted the presentation of information in the above table and did not impact our financial position or results of operations for 2010. We had a transaction loss of $5.0 million and gain of $5.1 million in 2012 and 2011, respectively.

NOTE 15. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	December 31, 2012				December 31, 2011
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$17.2	$17.2	$—	$—	$19.0	$19.0	$—	$—
Fixed income	11.6	11.6	—	—	8.1	8.1	—	—
Stable value fund	3.9	—	3.9	—	3.3	—	3.3	—
Other	2.9	2.9	—	—	2.4	2.4	—	—
Derivative financial instruments:
Foreign exchange contracts	82.6	—	82.6	—	114.5	—	114.5	—
Total assets	$118.2	$31.7	$86.5	$—	$147.3	$29.5	$117.8	$—
Liabilities
Derivative financial instruments:
Interest rate contracts	$—	$—	$—	$—	$1.6	$—	$1.6	$—
Foreign exchange contracts	61.5	—	61.5	—	102.0	—	102.0	—
Contingent earn-out consideration	105.3	—	—	105.3	57.5	—	—	57.5
Total liabilities	$166.8	$—	$61.5	$105.3	$161.1	$—	$103.6	$57.5
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
Contingent earn-out consideration—We determined the fair value of the contingent earn-out consideration using a discounted cash flow model. The key assumptions used in applying the income approach are the expected profitability and debt, net of cash, of the acquired company during the earn-out period and the discount rate which approximates our debt credit rating. The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the contingent earn-out consideration are recorded as cost of service or other revenue in our consolidated statements of income.

Changes in the fair value of our Level 3 contingent earn-out consideration obligation were as follows:

	December 31,
(In millions)	2012	2011
Balance at beginning of year	$57.5	$59.0
Remeasurement adjustment	42.0	—
Foreign currency translation adjustment	5.8	(1.5)
Balance at end of year	$105.3	$57.5

Fair value of debt—At December 31, 2012, the fair value of our Senior Notes (based on Level 1 quoted market rates) was approximately $818.7 million as compared to the $800.0 million face value of the debt recorded in the consolidated balance sheet.
Other fair value disclosures—The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper, debt associated with our term loan, revolving credit facility as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
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
NOTE 16. RELATED PARTY TRANSACTIONS
John Bean Technologies Corporation (“JBT”)—On July 31, 2008, the spin-off of our FoodTech and Airport Systems businesses to our stockholders was accomplished through a tax-free dividend of all outstanding shares of JBT, now an independent public company traded on the New York Stock Exchange (symbol “JBT”).
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
NOTE 17. WARRANTY OBLIGATIONS
Warranty cost and accrual information is as follows:

	December 31,
(In millions)	2012	2011
Balance at beginning of year	$25.7	$22.4
Expenses for new warranties	26.4	38.4
Adjustments to existing accruals	3.5	(3.1)
Claims paid	(40.2)	(32.0)
Balance at end of year	$15.4	$25.7
NOTE 18. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments— We lease office space, manufacturing facilities and various types of manufacturing and data processing equipment. Leases of real estate generally provide for payment of property taxes, insurance and repairs by us. Substantially all leases are classified as operating leases for accounting purposes. Rent expense under operating leases amounted to $133.9 million, $100.6 million and $99.1 million in 2012, 2011 and 2010, respectively.
At December 31, 2012, future minimum rental payments under noncancellable operating leases were:

(In millions)
2013	$111.2
2014	95.1
2015	84.8
2016	82.1
2017	65.4
Thereafter	203.0
Total	641.6
Less income from subleases	6.3
Net minimum operating lease payments	$635.3
Contingent liabilities associated with guarantees—In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. These financial instruments at December 31, 2012, represented $790.1 million for guarantees of our future performance and $69.4 million of bank guarantees and letters of credit to secure a portion of our existing financial obligations. The majority of these financial instruments expire within three years, and we expect to replace them through the issuance of new or the extension of existing letters of credit and surety bonds.
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
Contingent liabilities associated with liquidated damages—Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other legal analysis, management believes that we have appropriately accrued for probable liquidated damages at December 31, 2012 and 2011, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations, or cash flows.
NOTE 19. BUSINESS SEGMENTS
We report the results of operations in the following segments: Subsea Technologies, Surface Technologies and Energy Infrastructure. Management’s determination of our reporting segments was made on the basis of our strategic priorities within each segment and corresponds to the manner in which our chief operating decision maker reviews and evaluates operating performance to make decisions about resources to be allocated to the segment.
Our reportable segments are:

•	Subsea Technologies—designs and manufactures products and systems and provides services used by oil and gas companies involved in deepwater exploration and production of crude oil and natural gas.

•
Surface Technologies—designs and manufactures systems and provides services used by oil and gas companies involved in land and offshore exploration and production of crude oil and gas; designs, manufactures and supplies technologically advanced high pressure valves and fittings for oilfield service companies; and also provides fracturing flowback and wireline services for exploration companies in the oil and gas industry

•
Energy Infrastructure—manufactures and supplies liquid and gas measurement and transportation equipment and systems to customers involved in the production, transportation and processing of crude oil, natural gas and petroleum-based refined products and the mining industry.

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

Segment revenue and segment operating profit

	Year Ended December 31,
(In millions)	2012	2011	2010
Segment revenue
Subsea Technologies (1)	$4,005.5	$3,288.1	$2,730.9
Surface Technologies	1,598.1	1,310.8	954.3
Energy Infrastructure	576.2	503.4	454.4
Other revenue (2) and intercompany eliminations	(28.4)	(3.3)	(14.0)
Total revenue	$6,151.4	$5,099.0	$4,125.6
Income before income taxes:
Segment operating profit:
Subsea Technologies	$451.5	$319.9	$422.2
Surface Technologies	284.3	250.1	173.4
Energy Infrastructure	48.9	49.3	37.8
Total segment operating profit	784.7	619.3	633.4
Corporate items:
Corporate expense (3)	(41.8)	(39.4)	(40.2)
Other revenue (2) and other (expense), net (4)	(119.9)	(22.6)	(48.9)
Net interest expense	(26.6)	(8.2)	(8.8)
Total corporate items	(188.3)	(70.2)	(97.9)
Income from continuing operations before income taxes attributable to FMC Technologies, Inc.	$596.4	$549.1	$535.5

______________________________

(1)
We had one customer in our Subsea Technologies segment that comprised approximately $625.9 million of our consolidated revenue for the year ended December 31, 2012. We had two customers in our Subsea Technologies segment that comprised approximately $633.5 million and $540.7 million of our consolidated revenue for the year ended December 31, 2011, and $535.8 million and $430.8 million of our consolidated revenue for the year ended December 31, 2010.

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

Segment operating capital employed and segment assets

	December 31,
(In millions)	2012	2011
Segment operating capital employed (1):
Subsea Technologies	$1,919.3	$1,218.2
Surface Technologies	1,185.3	620.5
Energy Infrastructure	468.0	365.5
Total segment operating capital employed	3,572.6	2,204.2
Segment liabilities included in total segment operating capital employed (2)	1,824.2	1,521.1
Corporate (3)	506.1	545.7
Total assets	$5,902.9	$4,271.0
Segment assets:
Subsea Technologies	$3,318.4	$2,377.7
Surface Technologies	1,487.9	879.1
Energy Infrastructure	609.9	488.0
Intercompany eliminations	(19.4)	(19.5)
Total segment assets	5,396.8	3,725.3
Corporate (3)	506.1	545.7
Total assets	$5,902.9	$4,271.0
______________________________

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

	Year Ended December 31,
(In millions)	2012	2011	2010
Revenue (by location of customer):
United States	$1,541.6	$1,156.4	$939.9
Norway	1,231.1	966.0	703.4
Angola	598.0	514.4	564.7
Brazil	561.2	541.9	360.1
All other countries	2,219.5	1,920.3	1,557.5
Total revenue	$6,151.4	$5,099.0	$4,125.6

	December 31,
(In millions)	2012	2011	2010
Long-lived assets:
United States	$424.0	$238.7	$185.3
Norway	197.4	169.7	153.7
Brazil	161.4	126.2	93.3
Canada	107.3	6.0	3.2
All other countries	353.4	227.3	173.5
Total long-lived assets	$1,243.5	$767.9	$609.0
Other business segment information

	Capital Expenditures Year Ended December 31,			Depreciation and Amortization Year Ended December 31,			Research and Development Expense Year Ended December 31,
(In millions)	2012	2011	2010	2012	2011	2010	2012	2011	2010
Subsea Technologies	$255.4	$179.9	$79.1	$85.5	$66.6	$64.5	$81.9	$67.1	$50.7
Surface Technologies	110.1	79.7	26.4	38.8	23.0	19.0	12.2	8.3	5.5
Energy Infrastructure	12.8	12.5	6.4	17.8	14.9	14.6	22.7	15.1	11.8
Corporate	27.3	1.9	0.6	4.1	3.3	3.2	—	—	—
Total	$405.6	$274.0	$112.5	$146.2	$107.8	$101.3	$116.8	$90.5	$68.0

NOTE 20. QUARTERLY INFORMATION (UNAUDITED)

	2012				2011
(In millions, except per share data)	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
Revenue	$1,840.9	$1,419.0	$1,494.9	$1,396.6	$1,500.5	$1,287.2	$1,229.4	$1,081.9
Cost of sales	1,449.8	1,099.1	1,180.3	1,103.7	1,189.4	980.2	953.9	842.7
Net income	121.4	100.5	113.2	99.7	100.5	121.7	95.6	85.7
Net income attributable to FMC Technologies, Inc.	$120.4	$98.9	$111.9	$98.8	$99.2	$121.1	$94.3	$85.2
Basic earnings per share (1)	$0.50	$0.41	$0.47	$0.41	$0.41	$0.50	$0.39	$0.35
Diluted earnings per share (1)	$0.50	$0.41	$0.46	$0.41	$0.41	$0.50	$0.39	$0.35
______________________________

(1)	Basic and diluted EPS are computed independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not agree to the annual total.
NOTE 21. SUBSEQUENT EVENT
On February 20, 2013, Petrobras notified us of its intention to exercise the cancellation provision of a contract for the delivery of subsea manifold systems. Under the contract, FMC Technologies is executing the delivery of four manifold systems out of a contractual commitment of six systems. The last two systems will not be delivered under the cancellation provision and will be eliminated from our backlog during the first quarter of 2013. The contract cancellation provision entitles FMC Technologies to recover its incurred costs on the cancelled scope of work, and we are presently collecting such information for presentation to the customer. We do not expect the contract cancellation to have a material impact on the 2013 results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Our disclosure controls and procedures are designed to:

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

Based on the results of our evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective at a reasonable assurance level.
During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
This report is included in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 9B. OTHER INFORMATION
On February 22, 2013, our Board of Directors approved a restatement of FMC Technologies’ Certificate of Incorporation in order to integrate into a single instrument all prior amendments to FMC Technologies’ Amended and Restated Certificate of Incorporation. The Restated Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on February 22, 2013 and became effective upon filing. The foregoing description of the Restated Certificate of Incorporation does not purport to be complete and is qualified in its entirety by reference to the Restated Certificate of Incorporation, which is filed as Exhibit 3.1 to this Annual Report on Form 10-K and incorporated herein by reference.
In addition, on February 22, 2013, the Board of Directors of the Company approved an amendment to FMC Technologies’ By-Laws to provide for the phased-in elimination of the classification of the Board and the annual election of all directors. The foregoing description of the Amended and Restated By-Laws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated by-Laws, which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors is incorporated herein by reference from the section entitled “Our Board of Directors” of our Proxy Statement for the 2013 Annual Meeting of Stockholders.
Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Each of these committees operates pursuant to a written charter setting out the functions and responsibilities of the committee. The charters for the Audit Committee, the Compensation Committee and the Nominating and Governance Committee of the Board of Directors may be found on our website at www.fmctechnologies.com under “About Us—Corporate Governance” and are also available in print to any stockholder upon request without charge by submitting a written request to our Senior Vice President, General Counsel and Secretary, FMC Technologies, Inc., 5875 North Sam Houston Parkway West, Houston, Texas 77086. Information regarding shareholder nominating procedures is incorporated herein by reference from the section entitled “Corporate Governance—Committees of the Board of Directors—Nominating and Governance Committee” of the Proxy Statement for the 2013 Annual Meeting of Stockholders. Information concerning audit committee financial experts on the Audit Committee of the Board of Directors is incorporated herein by reference from the section entitled “Corporate Governance—Committees of the Board of Directors—Audit Committee” of the Proxy Statement for the 2013 Annual Meeting of Stockholders.
Information regarding our executive officers is presented in the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K.
Information regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of our Proxy Statement for the 2013 Annual Meeting of Stockholders.
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
ITEM 11. EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference from the sections entitled “Corporate Governance—Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “Executive Compensation” of our Proxy Statement for the 2013 Annual Meeting of Stockholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item is incorporated herein by reference from the section entitled “Security Ownership of FMC Technologies Management and Holders of More Than 5% of Outstanding Shares of Common Stock” of our Proxy Statement for the 2013 Annual Meeting of Stockholders. Additionally, Equity Plan Compensation Information is presented in Part II, Item 5 of this Annual Report on Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference from the sections entitled “Transactions with Related Persons” and “Corporate Governance—Director Independence” of our Proxy Statement for the 2013 Annual Meeting of Stockholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated herein by reference from the section entitled “Proposal to Ratify the Appointment of KPMG LLP” of our Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	The following consolidated financial statements of FMC Technologies, Inc. and subsidiaries are filed as part of this Report under Part II, Item 8:
Management’s Annual Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011, and 2010
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010
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
See “Index of Exhibits” filed as part of this Annual Report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts

(In thousands)
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions and Other (b)	Balance at End of Period
Year ended December 31, 2010:
Allowance for doubtful accounts	$7,994	$4,014	$(188)	$785	$11,035
Valuation allowance for deferred tax assets	$3,381	$1,438	$61	$1,425	$3,455
Year ended December 31, 2011:
Allowance for doubtful accounts	$11,035	$(1,050)	$(179)	$2,007	$7,799
Valuation allowance for deferred tax assets	$3,455	$766	$(29)	$495	$3,697
Year ended December 31, 2012:
Allowance for doubtful accounts	$7,799	$1,753	$71	$3,477	$6,146
Valuation allowance for deferred tax assets	$3,697	$1,732	$9	$1,173	$4,265
______________________________
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
Date: February 22, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date	Signature

February 22, 2013	/S/ JOHN T. GREMP
John T. Gremp Chairman and Chief Executive Officer (Principal Executive Officer)

February 22, 2013	/S/ MARYANN T. SEAMAN
Maryann T. Seaman Senior Vice President and Chief Financial Officer (Principal Financial Officer)

February 22, 2013	/S/ JAY A. NUTT
Jay A. Nutt Vice President and Controller (Principal Accounting Officer)

February 22, 2013	/S/ MIKE R. BOWLIN
Mike R. Bowlin, Director

February 22, 2013
Philip J. Burguieres, Director

February 22, 2013	/S/ ELEAZAR DE CARVALHO FILHO
Eleazar De Carvalho Filho, Director

February 22, 2013	/S/ C. MAURY DEVINE
C. Maury Devine, Director

February 22, 2013
Dr. Thorleif Enger, Director

February 22, 2013	/S/ CLAIRE S. FARLEY
Claire S. Farley, Director

February 22, 2013	/S/ THOMAS M. HAMILTON
Thomas M. Hamilton, Director

February 22, 2013	/S/ EDWARD J. MOONEY
Edward J. Mooney, Director

February 22, 2013	/S/ JOSEPH H. NETHERLAND
Joseph H. Netherland, Director

February 22, 2013	/S/ RICHARD A. PATTAROZZI
Richard A. Pattarozzi, Director

February 22, 2013	/S/ JAMES M. RINGLER
James M. Ringler, Director

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
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

2.3
Arrangement Agreement dated August 17, 2012 between FMC Technologies, Inc. and Pure Energy Services Ltd. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on August 20, 2012) (File No. 001-16489)).

3.1	Restated Certificate of Incorporation of FMC Technologies, Inc.
3.2	Amended and Restated Bylaws of FMC Technologies, Inc.
4.1	Form of Specimen Certificate for FMC Technologies, Inc. Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001) (Registration No. 333-55920).
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

10.4*	Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan, dated February 21, 2013.
10.5*
Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from Exhibit 10.1to the Current Report on Form 8-K filed on February 28, 2012 (File No. 001-16489).

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

10.15*	Form of FMC Technologies, Inc. Executive Severance Agreement.
10.16*	Amended and Restated FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan, dated January 1, 2013.
10.17*	Amended and Restated FMC Technologies, Inc. Employees’ Retirement Program Part II Union Hourly Employees’ Retirement Plan, dated January 1, 2013.
10.18*
FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan, dated January 1, 2009 (incorporated by reference from Exhibit 10.7 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.18.a*
First Amendment to the FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan, dated October 29, 2009 (incorporated by reference from Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 3, 2009) (File No. 001-16489).

10.18.b*	Second Amendment to the FMC Technologies, Inc. Salaried Employees’ Equivalent Retirement Plan, dated June 22, 2010.
10.19*
FMC Technologies, Inc. Equivalent Retirement Plan Grantor Trust Agreement, dated July 31, 2001 (incorporated by reference from Exhibit 10.7.a to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.20*	Amended and Restated FMC Technologies, Inc. Savings and Investment Plan, dated January 1, 2013.
10.21*
FMC Technologies, Inc. Savings and Investment Plan Trust Agreement, dated September 28, 2001 (incorporated by reference from Exhibit 10.8.a to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.22*
Amended and Restated FMC Technologies, Inc. Non-Qualified Savings and Investment Plan, dated January 1, 2009 (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

10.22.a*
First Amendment to the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan, dated October 29, 2009 (incorporated by reference from Exhibit 10.9 the Quarterly Report on Form 10-Q filed on November 3, 2009) (File No. 001-16489).

10.23*
FMC Technologies, Inc. Non-Qualified Savings and Investment Plan Trust Agreement, dated September 28, 2001 (incorporated by reference from Exhibit 10.9.a to the Annual Report on Form 10-K filed on March 1, 2010) (File No. 001-16489).

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

10.28	Commercial Paper Dealer Agreement 4(2) Program between RBS Securities Inc. and FMC Technologies, Inc., dated as of July 13, 2012.
10.29
Issuing and Paying Agency Agreement by and between Wells Fargo Bank, National Association and FMC Technologies, Inc., dated as of January 3, 2004 (incorporated by reference from Exhibit 10.14 to the Annual Report on Form 10-K filed on March 1, 2010). (File No. 001-16489).

10.30
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

10.33.a
Securities Purchase Agreement by and among FMC Technologies, Inc., Schilling Robotics, Inc., Schilling Robotics, LLC and Tyler Schilling, dated April 25, 2012 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on July 27, 2012) (File No. 001-16489).

10.34
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

10.36
Purchase Agreement, dated September 9, 2009, by and between FMC Technologies, Inc., Direct Drive Systems, Inc., (“DDS”), each stakeholder in DDS signatory thereto (each, a “Seller”) and Vatche Artinian as the Sellers’ Representative (incorporated by reference from Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on November 3, 2009) (File No. 001-16489).

10.37
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
______________________________
* Indicates a management contract or compensatory plan or arrangement
** Furnished with this Form 10-K