Form 10-Q
period 2013-03-31
FMC TECHNOLOGIES INC
filed 2013-04-29
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in  Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2013
Common Stock, par value $0.01 per share	237,188,777

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
All of our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements, include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as well as the following:

•	Demand for our systems and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	Potential liabilities arising out of the installation or use of our systems;

•	U.S. and international laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;

•	Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business;

•	Fluctuations in currency markets worldwide;

•	Cost overruns that may affect profit realized on our fixed price contracts;

•	Disruptions in the timely delivery of our backlog and its effect on our future sales, profitability and our relationships with our customers;

•	The cumulative loss of major contracts or alliances;

•	Deterioration in future expected profitability or cash flows and its effect on our goodwill;

•	Rising costs and availability of raw materials;

•
Our dependence on the continuing services of key managers and employees and our ability to attract, retain and motivate additional highly-skilled employees for the operation and expansion of our business;

•	A failure of our information technology infrastructure or any significant breach of security;

•	Our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	The outcome of uninsured claims and litigation against us; and

•	Downgrade in the ratings of our debt could restrict our ability to access the debt capital markets.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenue:
Product revenue	$1,333.3	$1,191.1
Service and other revenue	312.7	205.5
Total revenue	1,646.0	1,396.6
Costs and expenses:
Cost of product revenue	1,079.4	962.8
Cost of service and other revenue	227.8	140.9
Selling, general and administrative expense	170.8	136.2
Research and development expense	28.5	26.8
Total costs and expenses	1,506.5	1,266.7
Other income, net	1.0	4.0
Income before net interest expense and income taxes	140.5	133.9
Net interest expense	(8.1)	(3.5)
Income before income taxes	132.4	130.4
Provision for income taxes	28.8	30.7
Net income	103.6	99.7
Net income attributable to noncontrolling interests	(1.2)	(0.9)
Net income attributable to FMC Technologies, Inc.	$102.4	$98.8
Earnings per share attributable to FMC Technologies, Inc. (Note 3):
Basic	$0.43	$0.41
Diluted	$0.43	$0.41
Weighted average shares outstanding (Note 3):
Basic	238.7	240.1
Diluted	239.4	241.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2013	2012
Net income	$103.6	$99.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(29.1)	23.6
Net gains (losses) on hedging instruments:
Net gains (losses) arising during the period	(21.1)	13.4
Reclassification adjustment for net gains included in net income	(3.2)	(1.1)
Net gains (losses) on hedging instruments (2)	(24.3)	12.3
Pension and other post-retirement benefits:
Reclassification adjustment for amortization of prior service credit included in net income	(0.1)	(0.2)
Reclassification adjustment for amortization of net actuarial losses included in net income	5.2	4.8
Net pension and other post-retirement benefits (3)	5.1	4.6
Other comprehensive income (loss), net of tax	(48.3)	40.5
Comprehensive income	55.3	140.2
Comprehensive income attributable to noncontrolling interest	(1.2)	(0.9)
Comprehensive income attributable to FMC Technologies, Inc.	$54.1	$139.3
_______________________

(1)	Net of income tax (expense) benefit of $2.5 and $(0.4) for the three months ended March 31, 2013 and 2012, respectively.

(2)	Net of income tax (expense) benefit of $5.6 and $(6.8) for the three months ended March 31, 2013 and 2012, respectively.

(3)	Net of income tax (expense) benefit of $(2.7) and $(2.4) for the three months ended March 31, 2013 and 2012, respectively.
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets
(In millions, except par value data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$236.6	$342.1
Trade receivables, net of allowances of $5.4 in 2013 and $6.1 in 2012	1,886.8	1,765.5
Inventories, net (Note 4)	995.9	965.1
Derivative financial instruments (Note 11)	97.5	73.4
Prepaid expenses	58.3	31.7
Deferred income taxes	61.5	55.9
Income taxes receivable	40.0	17.6
Other current assets	251.9	237.0
Total current assets	3,628.5	3,488.3
Investments	38.7	37.4
Property, plant and equipment, net of accumulated depreciation of $667.0 in 2013 and $643.7 in 2012	1,262.5	1,243.5
Goodwill	593.0	597.7
Intangible assets, net of accumulated amortization of $77.5 in 2013 and $71.1 in 2012	338.1	347.4
Deferred income taxes	51.6	60.0
Derivative financial instruments (Note 11)	42.9	9.2
Other assets	119.8	119.4
Total assets	$6,075.1	$5,902.9
Liabilities and equity
Short-term debt and current portion of long-term debt	$48.8	$60.4
Accounts payable, trade	655.0	664.2
Advance payments and progress billings	577.5	501.6
Accrued payroll	174.8	202.0
Derivative financial instruments (Note 11)	99.7	50.4
Income taxes payable	44.4	40.2
Deferred income taxes	57.7	67.5
Other current liabilities	343.5	384.1
Total current liabilities	2,001.4	1,970.4
Long-term debt, less current portion (Note 5)	1,632.0	1,580.4
Accrued pension and other post-retirement benefits, less current portion	260.0	266.5
Derivative financial instruments (Note 11)	54.5	11.1
Deferred income taxes	77.8	57.9
Other liabilities	162.5	163.4
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (Note 10):
Preferred stock, $0.01 par value, 12.0 shares authorized; no shares issued in 2013 or 2012	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2013 and 2012; 286.3 shares issued in 2013 and 2012; 237.3 and 237.1 shares outstanding in 2013 and 2012, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.2 shares in 2013 and 2012	(7.3)	(7.8)
Common stock held in treasury, at cost; 48.8 and 49.0 shares in 2013 and 2012, respectively	(1,111.8)	(1,102.6)
Capital in excess of par value of common stock	684.3	697.2
Retained earnings	2,747.1	2,644.7
Accumulated other comprehensive loss	(444.3)	(396.0)
Total FMC Technologies, Inc. stockholders’ equity	1,869.4	1,836.9
Noncontrolling interests	17.5	16.3
Total equity	1,886.9	1,853.2
Total liabilities and equity	$6,075.1	$5,902.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Three Months Ended
	March 31,
	2013	2012
Cash provided (required) by operating activities:
Net income	$103.6	$99.7
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	37.7	24.4
Amortization	11.3	5.7
Employee benefit plan and stock-based compensation costs	25.0	22.5
Deferred income tax provision	24.3	4.7
Unrealized (gain) loss on derivative instruments	(2.7)	10.6
Other	2.1	0.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(147.9)	36.8
Inventories, net	(45.8)	(68.2)
Accounts payable, trade	1.3	6.1
Advance payments and progress billings	80.2	(35.5)
Income taxes	(32.8)	(21.2)
Accrued pension and other post-retirement benefits, net	(12.3)	(10.4)
Other assets and liabilities, net	(77.8)	(74.3)
Cash provided (required) by operating activities	(33.8)	1.7
Cash provided (required) by investing activities:
Capital expenditures	(78.9)	(92.0)
Other	2.0	1.0
Cash required by investing activities	(76.9)	(91.0)
Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	(11.9)	21.9
Net increase in commercial paper	152.0	96.2
Proceeds from the issuance of long-term debt	0.1	—
Repayments of long-term debt	(100.1)	(0.1)
Purchase of treasury stock	(27.0)	(0.5)
Payments related to taxes withheld on stock-based compensation	(16.0)	(34.0)
Excess tax benefits	6.9	21.8
Other	1.0	(0.2)
Cash provided by financing activities	5.0	105.1
Effect of exchange rate changes on cash and cash equivalents	0.2	1.8
Increase (decrease) in cash and cash equivalents	(105.5)	17.6
Cash and cash equivalents, beginning of period	342.1	344.0
Cash and cash equivalents, end of period	$236.6	$361.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1: Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of FMC Technologies, Inc. and its consolidated subsidiaries (“FMC Technologies”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Our accounting policies are in accordance with GAAP. The preparation of financial statements in conformity with these accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from our estimates.
In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of the results that may be expected for the year ending December 31, 2013.
Note 2: Recently Adopted Accounting Standards
Effective January 1, 2013, we adopted Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” issued by the Financial Accounting Standards Board (“FASB”). These updates require management to disclose both gross information and net information of recognized derivative instruments, repurchase agreements and securities borrowing and lending transactions offset in the consolidated balance sheet or subject to an agreement similar to an enforceable master netting arrangement. The updated guidance is to be applied retrospectively, effective January 1, 2013. The adoption of these updates concern disclosure only and did not have any financial impact on our condensed consolidated financial statements.
Effective January 1, 2013, we adopted ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” issued by the FASB. This update requires management to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, we are required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The updated guidance is to be applied prospectively, effective January 1, 2013. The adoption of this update concerns disclosure only and did not have any financial impact on our condensed consolidated financial statements.
Note 3: Earnings per Share
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2013	2012
Net income attributable to FMC Technologies, Inc.	$102.4	$98.8
Weighted average number of shares outstanding	238.7	240.1
Dilutive effect of restricted stock units and stock options	0.7	1.2
Total shares and dilutive securities	239.4	241.3
Basic earnings per share attributable to FMC Technologies, Inc.	$0.43	$0.41
Diluted earnings per share attributable to FMC Technologies, Inc.	$0.43	$0.41

Note 4: Inventories
Inventories consisted of the following:

(In millions)	March 31, 2013	December 31, 2012
Raw materials	$183.3	$188.4
Work in process	149.2	146.4
Finished goods	827.9	788.8
	1,160.4	1,123.6
LIFO and valuation adjustments	(164.5)	(158.5)
Inventories, net	$995.9	$965.1
Note 5: Debt
Long-term debt consisted of the following:

(In millions)	March 31, 2013	December 31, 2012
Revolving credit facility	$—	$100.0
Commercial paper (1)	821.8	669.8
2.00% Notes due 2017	299.4	299.3
3.45% Notes due 2022	499.6	499.6
Term loan	27.1	26.8
Property financing	16.2	16.7
Total long-term debt	1,664.1	1,612.2
Less: current portion	(32.1)	(31.8)
Long-term debt, less current portion	$1,632.0	$1,580.4
 _______________________

(1)
At March 31, 2013, committed credit available under our revolving credit facility provided the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheet at March 31, 2013. As of March 31, 2013, our commercial paper borrowings had a weighted average interest rate of 0.38%.

Note 6: Income Taxes
Our income tax provisions for the three months ended March 31, 2013 and 2012, reflected effective tax rates of 21.9% and 23.7%, respectively. The decrease in the effective tax rate year-over-year was primarily due to the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, and which retroactively reinstated and extended certain provisions of U.S. tax law. This reduction in the effective tax rate was partially offset by higher charges related to unrecognized tax benefits and an unfavorable change in the forecasted country mix of earnings.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.

Note 7: Warranty Obligations
Warranty cost and accrual information was as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Balance at beginning of period	$15.4	$25.7
Expense for new warranties	5.4	7.8
Adjustments to existing accruals	(1.3)	(1.6)
Claims paid	(6.0)	(11.8)
Balance at end of period	$13.5	$20.1
Note 8: Pension and Other Post-retirement Benefits
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2013		2012
(In millions)	U.S.	Int’l	U.S.	Int’l
Service cost	$4.3	$3.8	$3.7	$9.4
Interest cost	6.5	4.1	6.5	5.4
Expected return on plan assets	(11.0)	(6.0)	(9.9)	(6.6)
Amortization of transition asset	—	—	—	(0.1)
Amortization of actuarial losses (gains), net	6.7	1.3	5.4	2.0
Net periodic benefit cost	$6.5	$3.2	$5.7	$10.1

	Other Post-retirement Benefits
	Three Months Ended March 31,
(In millions)	2013	2012
Service cost	$—	$—
Interest cost	0.1	0.1
Expected return on plan assets	—	—
Amortization of prior service credit	(0.2)	(0.3)
Amortization of actuarial losses (gains), net	—	—
Net periodic benefit cost	$(0.1)	$(0.2)

During the first three months of 2013, we contributed $4.8 million to our international benefit plans.

Note 9: Stock-Based Compensation
Under the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”), we have granted awards primarily in the form of nonvested stock units (also known as restricted stock in the plan document). We recognize compensation expense for awards under the Plan and the corresponding income tax benefits related to the expense. Stock-based compensation expense for nonvested stock awards was $13.3 million and $7.3 million for the three months ended March 31, 2013 and 2012, respectively.
In the three months ended March 31, 2013, we granted the following restricted stock awards to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value (per share)
Time-based	428
Performance-based	172	*
Market-based	86	*
Total granted	686		$53.32
_______________________

*	Assumes target payout
For current-year performance-based awards, actual payouts may vary from zero to 344 thousand shares, contingent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ending December 31, 2013. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.
For current-year market-based awards, actual payouts may vary from zero to 172 thousand shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return (“TSR”) for the year ending December 31, 2013. The payout for the TSR metric is determined based on our performance relative to the peer group, however a payout is possible regardless of whether our TSR for the year is positive or negative. If our TSR for the year is not positive, the payout with respect to TSR is limited to the target previously established by the Compensation Committee of the Board of Directors. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.
Note 10: Stockholders’ Equity
There were no cash dividends declared during the three months ended March 31, 2013 and 2012.
Repurchases of shares of common stock under our share repurchase program were as follows:

	Three Months Ended
	March 31,
(In millions, except share data)	2013	2012
Shares of common stock repurchased	570,000	10,000
Value of common stock repurchased	$27.0	$0.5
As of March 31, 2013, our Board of Directors had authorized 75 million shares of common stock under our share repurchase program, and approximately 14.6 million shares of common stock remained available for purchase, which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.
During the three months ended March 31, 2013, 0.8 million shares of common stock were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2012, 1.4 million shares of common stock were issued from treasury stock.

Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2012	$(104.6)	$10.0	$(301.4)	$(396.0)
Other comprehensive income (loss) before reclassifications, net of tax	(29.1)	(21.1)	—	(50.2)
Reclassification adjustment for net (gains) losses included in net income, net of tax	—	(3.2)	5.1	1.9
Net current-period other comprehensive income (loss), net of tax	(29.1)	(24.3)	5.1	(48.3)
March 31, 2013	$(133.7)	$(14.3)	$(296.3)	$(444.3)

Reclassifications out of accumulated other comprehensive loss for the period ended March 31, 2013, consisted of the following:

(In millions)
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss	Affected Line Item in the Condensed Consolidated Statement of Income
Gains (losses) on hedging instruments
Foreign exchange contracts:	$2.3	Revenue
	1.5	Costs of sales
	0.1	Selling, general and administrative expense
	$3.9	Total before tax
	(0.7)	Income tax (expense) benefit
	$3.2	Net of tax

Pension and other post-retirement benefits
Amortization of actuarial losses	$(8.0)	(a)
Amortization of prior service credit	0.2	(a)
Amortization of transition asset	—	(a)
	$(7.8)	Total before tax
	2.7	Income tax (expense) benefit
	$(5.1)	Net of tax
_______________________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8 for additional details).

Note 11: Derivative Financial Instruments
We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates. We hold the following types of derivative instruments:
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At March 31, 2013, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	(25.4)	(26.5)
British pound	(16.2)	(24.5)
Canadian dollar	13.1	12.9
Chinese renminbi	155.8	25.1
Euro	24.3	31.1
Kuwaiti dinar	(9.2)	(32.1)
Malaysian ringgit	98.7	31.9
Norwegian krone	1,703.0	290.3
Russian ruble	(585.5)	(18.9)
Singapore dollar	180.7	145.5
Swedish krona	118.5	18.2
Swiss franc	23.0	24.1
U.S. dollar	(487.7)	(487.7)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At March 31, 2013, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	(20.1)	(20.9)
British pound	16.6	25.2
Euro	19.1	24.4
Norwegian krone	(181.2)	(30.9)
U.S. dollar	(13.7)	(13.7)
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

	March 31, 2013		December 31, 2012
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$65.7	$80.0	$29.2	$23.2
Long-term – Derivative financial instruments	38.2	51.0	5.7	8.3
Total derivatives designated as hedging instruments	103.9	131.0	34.9	31.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	31.8	19.7	44.2	27.2
Long-term – Derivative financial instruments	4.7	3.5	3.5	2.8
Total derivatives not designated as hedging instruments	36.5	23.2	47.7	30.0
Total derivatives	$140.4	$154.2	$82.6	$61.5
We recognized gains of $0.3 million and $0.2 million on cash flow hedges for the three months ended March 31, 2013 and 2012, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive losses of $14.3 million and gains of $10.0 million at March 31, 2013, and December 31, 2012, respectively. We expect to transfer an approximate $10.5 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the end of 2015.

The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying condensed consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended March 31,
(In millions)	2013	2012
Interest rate contracts	$—	$0.3
Foreign exchange contracts	(26.0)	20.6
Total	$(26.0)	$20.9

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,
(In millions)	2013	2012
Foreign exchange contracts:
Revenue	$2.3	$4.4
Cost of sales	1.5	(2.6)
Selling, general and administrative expense	0.1	(0.1)
Total	$3.9	$1.7

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
(In millions)	2013	2012
Foreign exchange contracts:
Revenue	$4.9	$3.1
Cost of sales	(2.9)	(3.0)
Total	$2.0	$0.1
Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally, forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended March 31,
(In millions)	2013	2012
Foreign exchange contracts:
Revenue	$1.0	$1.1
Cost of sales	(0.4)	(0.5)
Other income (expense), net	7.3	5.3
Total	$7.9	$5.9

Balance Sheet Offsetting—We execute derivative contracts only with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. As of March 31, 2013, and December 31, 2012, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	March 31, 2013			December 31, 2012
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$140.4	(123.0)	$17.4	$82.6	(47.1)	$35.5

	March 31, 2013			December 31, 2012
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$154.2	(123.0)	$31.2	$61.5	(47.1)	$14.4

Note 12: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2013				December 31, 2012
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$17.7	$17.7	$—	$—	$17.2	$17.2	$—	$—
Fixed income	10.9	10.9	—	—	11.6	11.6	—	—
Stable value fund	4.7	—	4.7	—	3.9	—	3.9	—
Other	2.6	2.6	—	—	2.9	2.9	—	—
Derivative financial instruments:
Foreign exchange contracts	140.4	—	140.4	—	82.6	—	82.6	—
Total assets	$176.3	$31.2	$145.1	$—	$118.2	$31.7	$86.5	$—
Liabilities
Derivative financial instruments:
Foreign exchange contracts	154.2	—	154.2	—	61.5	—	61.5	—
Contingent earn-out consideration	99.9	—	—	99.9	105.3	—	—	105.3
Total liabilities	$254.1	$—	$154.2	$99.9	$166.8	$—	$61.5	$105.3
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
Changes in the fair value of our Level 3 contingent earn-out consideration obligation were as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Balance at beginning of period	$105.3	$57.5
Remeasurement adjustment	—	0.6
Foreign currency translation adjustment	(5.4)	2.8
Balance at end of period	$99.9	$60.9
Fair value of debt—At March 31, 2013, the fair value, based on Level 1 quoted market rates, of our 2.00% Notes due 2017 and 3.45% Notes due 2022 (collectively, "Senior Notes") was approximately $809.2 million as compared to the $800.0 million face value of the debt, net of issue discounts, recorded in the consolidated balance sheet.
Other fair value disclosures—The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper, debt associated with our term loan, revolving credit facility as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
Credit risk—By their nature, financial instruments involve risk including credit risk for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses on trade receivables are established based on collectability assessments. We mitigate credit risk on derivative contracts by executing contracts only with counterparties that consent to a master netting agreement which permits the net settlement of gross derivative assets against gross derivative liabilities.

Note 13: Commitments and Contingent Liabilities
In the ordinary course of business with customers, vendors and others, we issue standby letters of credit, performance bonds, surety bonds and other guarantees. The majority of these financial instruments represent guarantees of our future performance. Additionally, we were the named guarantor on certain letters of credit and performance bonds issued by our former subsidiary, John Bean Technologies Corporation (“JBT”). Pursuant to the terms of the Separation and Distribution Agreement, dated July 31, 2008, between FMC Technologies and JBT (the “JBT Separation and Distribution Agreement”), we are fully indemnified by JBT with respect to certain residual obligations. Management does not expect any of these financial instruments to result in losses that, if incurred, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
In addition, under the Separation and Distribution Agreement, dated May 31, 2001, between FMC Corporation and FMC Technologies, FMC Corporation is required to indemnify us for certain claims made prior to our spin-off from FMC Corporation, as well as for other claims related to discontinued operations. Under the JBT Separation and Distribution Agreement, JBT is required to indemnify us for certain claims made prior to the spin-off of our Airport and FoodTech businesses, as well as for certain other claims related to JBT products or business operations. We expect that FMC Corporation will bear responsibility for a majority of these claims initiated subsequent to the spin-off, and that JBT will bear most, if not substantially all, of any responsibility for certain other claims initiated subsequent to the spin-off.
Contingent liabilities associated with liquidated damages—Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other legal analysis, management believes we have appropriately accrued for probable liquidated damages at March 31, 2013, and December 31, 2012, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows for the year ending December 31, 2013.

Note 14: Business Segment Information
Segment revenue and segment operating profit were as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Segment revenue
Subsea Technologies	$1,092.2	$894.9
Surface Technologies	421.7	377.8
Energy Infrastructure	135.6	137.0
Other revenue (1) and intercompany eliminations	(3.5)	(13.1)
Total revenue	$1,646.0	$1,396.6
Income before income taxes:
Segment operating profit:
Subsea Technologies	$99.4	$75.1
Surface Technologies	57.3	78.0
Energy Infrastructure	10.1	9.3
Intercompany eliminations	(0.2)	—
Total segment operating profit	166.6	162.4
Corporate items:
Corporate expense (2)	(10.3)	(8.5)
Other revenue (1) and other expense, net (3)	(17.0)	(20.9)
Net interest expense	(8.1)	(3.5)
Total corporate items	(35.4)	(32.9)
Income before income taxes attributable to FMC Technologies, Inc.	$131.2	$129.5
 _______________________

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(2)	Corporate expense primarily includes corporate staff expenses.

(3)
Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and assets were as follows:

(In millions)	March 31, 2013	December 31, 2012
Segment operating capital employed (1):
Subsea Technologies	$2,112.0	$1,919.3
Surface Technologies	1,209.0	1,185.3
Energy Infrastructure	475.4	468.0
Total segment operating capital employed	3,796.4	3,572.6
Segment liabilities included in total segment operating capital employed (2)	1,824.6	1,824.2
Corporate (3)	454.1	506.1
Total assets	$6,075.1	$5,902.9
Segment assets:
Subsea Technologies	$3,561.4	$3,318.4
Surface Technologies	1,480.1	1,487.9
Energy Infrastructure	606.5	609.9
Intercompany eliminations	(27.0)	(19.4)
Total segment assets	5,621.0	5,396.8
Corporate (3)	454.1	506.1
Total assets	$6,075.1	$5,902.9
  _______________________

(1)
FMC’s management views segment operating capital employed, which consists of assets, net of its liabilities, as the primary measure of segment capital. Segment operating capital employed excludes debt, pension liabilities, income taxes, and LIFO and valuation adjustments.

(2)	Segment liabilities included in total segment operating capital employed consist of trade and other accounts payable, advance payments and progress billings, accrued payroll and other liabilities.

(3)
Corporate includes cash, LIFO adjustments, deferred income tax balances, property, plant and equipment not associated with a specific segment, pension assets and the fair value of derivative financial instruments.

Note 15: Subsequent Events
On April 11, 2013, we made the first payment related to the Multi Phase Meters earn-out consideration obligation of approximately $58.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Outlook
Overall, management remains optimistic about business activity for the remainder of 2013 as global economic growth is supporting some signs of a moderate recovery. While expectations of future energy demand remain closely tied to economic activity in major world economies, total world consumption of crude oil and liquid fuels is expected to slightly increase in 2013. As a result, we currently expect crude oil prices to remain at a level that supports strong exploration and production activity, especially in subsea markets.
Our strong subsea project backlog as of March 31, 2013, combined with continued strong demand for subsea services related to exploration and production activity, supports our expectations of higher subsea revenue and increasing margins during the remainder of 2013. The subsea market growth in the first quarter of 2013 is aligning with our expectations of market materialization and continued improvement in pricing for our products and services. Our ability to sign significant service agreements with some of our major customers during the first quarter of 2013 has demonstrated the growth in service requirements associated with subsea fields, and we expect this service demand to continue to grow as more equipment continues to be installed offshore. We believe the workforce we added in the past two years, including increased capacity surrounding supply chain management, has prepared us for this overall subsea market growth. We expect market demand to remain strong for our subsea technologies systems and service offerings worldwide.
Regarding our surface technologies portfolio, the slowdown in North American shale activity during the last half of 2012, resulting from curtailed fracturing capacity expansion, continued in the first quarter of 2013 and is expected to continue for the rest of the year. This slowdown had a negative impact on segment profits in the first quarter of 2013 compared to the prior year; however, we expect the North American shale markets to see some improvements in the latter half of the year, leading to increases in repair and replacement sales for our fluid control business.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31,		Change
(In millions, except %)	2013	2012	$	%
Revenue	$1,646.0	$1,396.6	249.4	17.9
Costs and expenses:
Cost of sales	1,307.2	1,103.7	203.5	18.4
Selling, general and administrative expense	170.8	136.2	34.6	25.4
Research and development expense	28.5	26.8	1.7	6.3
Total costs and expenses	1,506.5	1,266.7	239.8	18.9
Other income, net	1.0	4.0	(3.0)	*
Net interest expense	(8.1)	(3.5)	(4.6)	(131.4)
Income before income taxes	132.4	130.4	2.0	1.5
Provision for income taxes	28.8	30.7	(1.9)	(6.2)
Net income	103.6	99.7	3.9	3.9
Net income attributable to noncontrolling interests	(1.2)	(0.9)	(0.3)	(33.3)
Net income attributable to FMC Technologies, Inc.	$102.4	$98.8	3.6	3.6
_______________________

*	Not meaningful
Revenue increased by $249.4 million in the first quarter of 2013 compared to the prior-year quarter. Revenue in the first quarter of 2013 included a $18.6 million unfavorable impact of foreign currency translation, compared to the prior-year quarter. The impact of the strong backlog coming into the first quarter of 2013 led to increased Subsea Technologies revenue year-over-year. Additionally, revenue increased year-over-year as a result of our acquisition of the remaining 55% interest of Schilling Robotics during the second quarter of 2012. Surface Technologies posted higher revenue during the first quarter of 2013 primarily from our acquisition of our completion services business during the fourth quarter of 2012 and our surface wellhead business in the Asia Pacific and Europe regions due to conventional wellhead system sales.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 20.5% in the first quarter of 2013, from 21.0% in the prior-year quarter. The decline in gross profit was predominantly due to our Surface Technologies segment as the slowdown in the North American shale markets negatively impacted demand for well service pumps and flowline products in our fluid control business and which created an unfavorable pricing environment for our fracturing rental assets in our surface wellhead business. The decline in gross profit was partially offset by improved performance and execution in our Subsea Technologies segment from the prior-year quarter and from our acquisition of the remaining 55% interest of Schilling Robotics during the second quarter of 2012. Gross profit for the first quarter of 2013 included a $5.2 million unfavorable impact of foreign currency translation.
Selling, general and administrative expense increased by $34.6 million year-over-year, driven by additional staffing to support expanding operations and higher project tendering costs.
Research and development expense increased by $1.7 million year-over-year as we continued to advance new technologies in Subsea Technologies, including subsea processing capabilities.
Other income, net, reflected $1.0 million and $4.0 million in gains during the three months ended March 31, 2013 and 2012, respectively, primarily associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan.
Net interest expense increased by $4.6 million year-over-year due to higher average debt balances during the first quarter of 2013.

Our income tax provisions for the first quarter of 2013 and 2012, reflected effective tax rates of 21.9% and 23.7%, respectively. The decrease in the effective tax rate year-over-year was primarily due to the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, and which retroactively reinstated certain provisions of U.S. tax law. This reduction in the effective tax rate was partially offset by higher charges related to unrecognized tax benefits and an unfavorable change in the forecasted country mix of earnings. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,296 million at March 31, 2013. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.
OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31,		Change
(In millions, except %)	2013	2012	$	%
Revenue
Subsea Technologies	$1,092.2	$894.9	197.3	22.0
Surface Technologies	421.7	377.8	43.9	11.6
Energy Infrastructure	135.6	137.0	(1.4)	(1.0)
Other revenue and intercompany eliminations	(3.5)	(13.1)	9.6	*
Total revenue	$1,646.0	$1,396.6	249.4	17.9
Net income
Segment operating profit:
Subsea Technologies	$99.4	$75.1	24.3	32.4
Surface Technologies	57.3	78.0	(20.7)	(26.5)
Energy Infrastructure	10.1	9.3	0.8	8.6
Intercompany eliminations	(0.2)	—	(0.2)	*
Total segment operating profit	166.6	162.4	4.2	2.6
Corporate items:
Corporate expense	(10.3)	(8.5)	(1.8)	(21.2)
Other revenue and other (expense), net	(17.0)	(20.9)	3.9	18.7
Net interest expense	(8.1)	(3.5)	(4.6)	(131.4)
Total corporate items	(35.4)	(32.9)	(2.5)	(7.6)
Income before income taxes	131.2	129.5	1.7	1.3
Provision for income taxes	28.8	30.7	(1.9)	(6.2)
Net income attributable to FMC Technologies, Inc.	$102.4	$98.8	3.6	3.6
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt, income taxes and other revenue and other expense, net.

Subsea Technologies
Subsea Technologies’ revenue increased $197.3 million year-over-year. Revenue for the first quarter of 2013 included a $16.5 million unfavorable impact of foreign currency translation, compared to the prior-year quarter. Excluding the impact of foreign currency translation, total revenue increased by $213.8 million year-over-year. Subsea Technologies revenue is primarily impacted by the level of backlog conversion. Subsea revenue increased year-over-year in all regions of our subsea systems business. We entered the first quarter with solid subsea backlog and continued to have strong subsea systems and service order activity during the first quarter of 2013. Additionally, revenue increased year-over-year resulting from our acquisition of the remaining 55% interest of Schilling Robotics during the second quarter of 2012.

Subsea Technologies’ operating profit in the first quarter of 2013 totaled $99.4 million, or 9.1% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 8.4%. The year-over-year margin improvement was predominantly due to our acquisition of the remaining 55% interest of Schilling Robotics during the second quarter of 2012. Additionally, margin improvement was also due to lower warranty costs in our subsea systems business, partially offset by increased selling, general and administrative expenses due to higher costs of staffing to support expanding operations and higher bidding and qualification costs. Foreign currency translation unfavorably impacted operating profit in the first quarter of 2013 by $4.2 million compared to the prior-year quarter.
Surface Technologies
Surface Technologies’ revenue increased by $43.9 million year-over-year. Revenue for the first quarter of 2013 included a $2.0 million unfavorable impact of foreign currency translation, compared to the prior-year quarter. Excluding the impact of foreign currency translation, total revenue increased by $45.9 million year-over-year. The increase in revenue was primarily driven by our acquisition of our completion services business in the fourth quarter of 2012 and our surface wellhead business in the Asia Pacific and Europe regions due to conventional wellhead system sales. These increases were partially offset by a decrease in revenue in our fluid control business resulting from the slowdown of the North American shale markets which have decreased demand for our wells service pumps and flowline products.
Surface Technologies’ operating profit in the first quarter of 2013 totaled $57.3 million, or 13.6% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 20.6%. The margin decline was primarily driven by the slowdown in the North American shale markets which lowered demand for our well service pumps and flowline products in our fluid control business and which created an unfavorable pricing environment for our fracturing rental assets in our surface wellhead business.
Energy Infrastructure
Energy Infrastructure’s revenue decreased by $1.4 million year-over-year. The decrease was driven by our blending and transfer business due to large project revenue in 2012, lower beginning backlog in our material handling business, and lower demand in Europe for products in our measurement solutions business, partially offset by our loading systems business related to work on a liquefied natural gas project and the acquisition of our automation and controls business during the second quarter of 2012.
Energy Infrastructure’s operating profit in the first quarter of 2013 totaled $10.1 million, or 7.4% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 6.8%. The margin improvement was primarily driven by lower research and development expenses in our direct drive systems business, lower warranty costs in our loading systems business, and higher margin projects in our separation systems business. These margin improvements were partially offset by margin declines from higher margin product sales in 2012 in our measurement solutions business and reduced operating leverage from lower sales volumes in our material handling business.

Corporate Items
Our corporate items reduced earnings by $35.4 million in 2013, compared to $32.9 million in 2012. The year-over-year increase primarily reflected the following:

•	favorable variance in foreign currency gains and losses of $12.2 million;

•	unfavorable variance related to stock-based compensation expense, primarily from the accelerated vesting of executive awards, of $5.8 million;

•	unfavorable variance related to investments held in an employee benefit trust for our non-qualified deferred compensation plan of $2.2 million; and an

•	unfavorable variance related to higher net interest expense of $4.6 million due to increased debt balances during the first quarter of 2013 compared to the first quarter of 2012.

Inbound Orders and Order Backlog
Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2013	2012
Subsea Technologies	$1,193.3	$1,428.8
Surface Technologies	448.9	424.7
Energy Infrastructure	134.3	192.2
Intercompany eliminations and other	(12.1)	2.3
Total inbound orders	$1,764.4	$2,048.0

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation negatively affected backlog by $69.5 million and positively affected backlog by $71.4 million for the three months ended March 31, 2013 and 2012, respectively.

	Order Backlog
(In millions)	March 31, 2013	December 31, 2012	March 31, 2012
Subsea Technologies	$4,621.6	$4,580.1	$4,688.5
Surface Technologies	522.3	500.8	627.8
Energy Infrastructure	291.9	298.0	285.4
Intercompany eliminations	(9.0)	(1.1)	(2.5)
Total order backlog	$5,426.8	$5,377.8	$5,599.2
Order backlog for Subsea Technologies at March 31, 2013, increased by $41.5 million compared to December 31, 2012. Backlog of $4.6 billion at March 31, 2013, was composed of various subsea projects, including BP’s Block 18 and Thunder Horse; Chevron’s Wheatstone; CNR International’s Baobab Field Phase 3; ExxonMobil’s Hibernia Southern Extension; LLOG Exploration’s Delta House; Petrobras’ Tree and Manifold Frame Agreements, Congro & Corvina, and Pre-Salt Tree award; Shell’s Prelude and Bonga; Statoil’s Statfjord Workover System, Gullfaks South, Tyrihans, Smorbukk South Extension and Oseberg Delta; and Total’s CLOV.
Surface Technologies’ order backlog at March 31, 2013, increased by $21.5 million compared to December 31, 2012. The increase was due to strong inbound orders in our Latin American surface wellhead business during the three months ended March 31, 2013.
Energy Infrastructure’s order backlog at March 31, 2013, decreased by $6.1 million compared to December 31, 2012, reflecting reduced orders in our loading systems and measurement solutions businesses, partially offset by backlog build in our material handling business.

LIQUIDITY AND CAPITAL RESOURCES
Substantially all of our cash balances are held outside the United States and are generally used to meet the liquidity needs of our non-U.S. operations. Most of our cash held outside the United States could be repatriated to the United States, but under current law, any such repatriation would be subject to U.S. federal income tax, as adjusted for applicable foreign tax credits. We have provided for U.S. federal income taxes on undistributed foreign earnings where we have determined that such earnings are not indefinitely reinvested.
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
Net debt, or net cash, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe that net debt, or net cash, is a meaningful measure that may assist investors in understanding our results and recognizing underlying trends. Net debt, or net cash, should not be considered an alternative to, or more meaningful than, cash and cash equivalents as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. The following table provides a reconciliation of our cash and cash equivalents to net debt, utilizing details of classifications from our condensed consolidated balance sheets.

(In millions)	March 31, 2013	December 31, 2012
Cash and cash equivalents	$236.6	$342.1
Short-term debt and current portion of long-term debt	(48.8)	(60.4)
Long-term debt, less current portion	(1,632.0)	(1,580.4)
Net debt	$(1,444.2)	$(1,298.7)
The change in our net debt position was primarily due to capital expenditures and increased borrowings to fund working capital requirements.
Cash Flows
We used $33.8 million and generated $1.7 million in cash flows from operating activities during the three months ended March 31, 2013 and 2012, respectively. The decrease in cash flows from operating activities year-over-year was primarily due to changes in our working capital driven by our portfolio of projects. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. This unfavorable change was partially offset by higher net income year-over-year. In the next two quarters, we expect our cash from operations to improve as a result of improvements in our working capital position related to advance payments from significant projects.
During the three months ended March 31, 2013, cash flows required by investing activities totaled $76.9 million, consisting of amounts required to fund capital expenditures. Capital expenditures totaled $78.9 million primarily reflecting our investment in capacity expansion and equipment upgrades.
Cash provided by financing activities was $5.0 million and $105.1 million for the three months ended March 31, 2013 and 2012, respectively. The year-over-year decrease in cash provided by financing activities was due to the repayment of debt outstanding on our revolving credit facility during the first quarter of 2013.

Debt and Liquidity
Senior Notes—Refer to Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 for information related to our Senior Notes.
Credit Facility—The following is a summary of our credit facility at March 31, 2013:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$1,500.0	$—	$821.8	$6.0	$672.2	March 2017
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $821.8 million of commercial paper issued under our facility at March 31, 2013. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at March 31, 2013.
As of March 31, 2013, we were in compliance with debt covenants under our revolving credit facility.
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
We project spending approximately $400 million in 2013 for capital expenditures, largely towards our subsea expansion in Brazil, Norway, and West Africa and related to growth of our subsea service offerings. We expect to make contributions of approximately $19.0 million and $15.8 million to our domestic and international pension plans during the remainder of 2013, respectively. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Further, we expect to continue our stock repurchases authorized by our Board of Directors, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.
We have $672.2 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase in response to market demand. We also continue to evaluate acquisitions, divestitures and joint ventures that meet our strategic priorities. Our intent is to maintain a level of financing sufficient to meet these objectives.

CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2012, for a discussion of our critical accounting estimates. During the three months ended March 31, 2013, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS
Management believes that recently issued accounting standards, which are not yet effective, will not have a material impact on our condensed consolidated financial statements upon adoption.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, for quantitative and qualitative disclosures about market risk. There have been no material changes in our exposures to market risk since December 31, 2012.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based upon this evaluation, we have concluded as of March 31, 2013, that our disclosure controls and procedures were:

i)
effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

ii)
effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal controls identified in the evaluation for the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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
ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes or updates in our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended March 31, 2013.
The following table summarizes repurchases of our common stock during the three months ended March 31, 2013.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2013—January 31, 2013	278,200	$44.15	270,000	14,872,016
February 1, 2013—February 28, 2013	160,370	$48.96	160,000	14,712,016
March 1, 2013—March 31, 2013	148,700	$51.67	140,000	14,572,016
Total	587,270	$47.36	570,000	14,572,016
 _______________________

(a)
Represents 570,000 shares of common stock repurchased and held in treasury and 17,270 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 34,460 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended March 31, 2013.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
Information required by this item is incorporated herein by reference from the section entitled “Exhibit Index” of this Quarterly Report on Form 10-Q for the period ended March 31, 2013.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FMC Technologies, Inc.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)
Date: April 29, 2013

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

3.1	Restated Certificate of Incorporation of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.1 to the Annual Report on Form 10-K filed on February 22, 2013) (File No. 001-16489).

3.2	Amended and Restated Bylaws of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.2 to the Annual Report on Form 10-K filed on February 22, 2013) (File No. 001-16489).

4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001) (File No. 333-55920).

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

10.1
Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan, dated February 21, 2013 (incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K filed on February 22, 2013) (File No. 001-16489).

10.2	Form of FMC Technologies, Inc. Executive Severance Agreement (incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K filed on February 22, 2013) (File No. 001-16489).

10.3
Amended and Restated FMC Technologies, Inc. Employees' Retirement Program Part I Salaried and Nonunion Hourly Employees' Retirement Plan, dated January 1, 2013 (incorporated by reference from Exhibit 10.16 to the Annual Report on Form 10-K filed on February 22, 2013) (File No. 001-16489).

10.4
Amended and Restated FMC Technologies, Inc. Employees' Retirement Program II Union Hourly Employees' Retirement Plan, dated January 1, 2013 (incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K filed on February 22, 2013) (File No. 001-16489).

10.5
Amended and Restated FMC Technologies, Inc. Savings and Investment Plan, dated January 1, 2013 (incorporated by reference from Exhibit 10.20 to the Annual Report on Form 10-K filed on February 22, 2013) (File No. 001-16489)

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