Form 10-Q
period 2013-06-30
FMC TECHNOLOGIES INC
filed 2013-07-26
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2013
Common Stock, par value $0.01 per share	236,910,137

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
We wish to caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:
Product revenue	$1,366.2	$1,274.6	$2,699.5	$2,465.7
Service and other revenue	341.7	220.3	654.4	425.8
Total revenue	1,707.9	1,494.9	3,353.9	2,891.5
Costs and expenses:
Cost of product revenue	1,094.8	1,024.9	2,174.2	1,987.7
Cost of service and other revenue	255.3	155.4	483.1	296.3
Selling, general and administrative expense	172.1	140.2	342.9	276.4
Research and development expense	29.2	26.3	57.7	53.1
Total costs and expenses	1,551.4	1,346.8	3,057.9	2,613.5
Other income, net	0.2	16.1	1.2	20.1
Income before net interest expense and income taxes	156.7	164.2	297.2	298.1
Net interest expense	(8.8)	(6.4)	(16.9)	(9.9)
Income before income taxes	147.9	157.8	280.3	288.2
Provision for income taxes	41.4	44.6	70.2	75.3
Net income	106.5	113.2	210.1	212.9
Net income attributable to noncontrolling interests	(1.3)	(1.3)	(2.5)	(2.2)
Net income attributable to FMC Technologies, Inc.	$105.2	$111.9	$207.6	$210.7
Earnings per share attributable to FMC Technologies, Inc. (Note 3):
Basic	$0.44	$0.47	$0.87	$0.88
Diluted	$0.44	$0.46	$0.87	$0.87
Weighted average shares outstanding (Note 3):
Basic	238.3	240.2	238.4	240.2
Diluted	239.3	241.5	239.3	241.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$106.5	$113.2	$210.1	$212.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(49.9)	(57.3)	(79.0)	(33.7)
Net gains (losses) on hedging instruments:
Net gains (losses) arising during the period	14.9	(8.8)	(6.2)	4.6
Reclassification adjustment for net losses (gains) included in net income	2.1	2.1	(1.1)	1.0
Net gains (losses) on hedging instruments (2)	17.0	(6.7)	(7.3)	5.6
Pension and other post-retirement benefits:
Reclassification adjustment for amortization of prior service credit included in net income	(0.1)	(0.2)	(0.2)	(0.4)
Reclassification adjustment for amortization of net actuarial loss included in net income	5.0	5.4	10.2	10.2
Net pension and other post-retirement benefits (3)	4.9	5.2	10.0	9.8
Other comprehensive loss, net of tax	(28.0)	(58.8)	(76.3)	(18.3)
Comprehensive income	78.5	54.4	133.8	194.6
Comprehensive income attributable to noncontrolling interest	(1.3)	(1.3)	(2.5)	(2.2)
Comprehensive income attributable to FMC Technologies, Inc.	$77.2	$53.1	$131.3	$192.4
_______________________

(1)	Net of income tax (expense) benefit of $(0.5) and $1.3 for the three months ended June 30, 2013 and 2012, respectively, and $2.0 and $0.9 for the six months ended June 30, 2013 and 2012, respectively.

(2)
Net of income tax (expense) benefit of $8.4 and $2.6 for the three months ended June 30, 2013 and 2012, respectively, and $14.0 and $(4.2) for the six months ended June 30, 2013 and 2012, respectively.

(3)
Net of income tax (expense) benefit of $(2.7) and $(2.8) for the three months ended June 30, 2013 and 2012, respectively, and $(5.4) and $(5.2) for the six months ended June 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Balance Sheets
(In millions, except par value data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$267.6	$342.1
Trade receivables, net of allowances of $5.1 in 2013 and $6.1 in 2012	1,760.5	1,765.5
Inventories, net (Note 4)	1,032.0	965.1
Derivative financial instruments (Note 11)	168.9	73.4
Prepaid expenses	55.8	31.7
Deferred income taxes	45.5	55.9
Income taxes receivable	65.9	17.6
Other current assets	270.1	237.0
Total current assets	3,666.3	3,488.3
Investments	39.3	37.4
Property, plant and equipment, net of accumulated depreciation of $695.4 in 2013 and $643.7 in 2012	1,277.3	1,243.5
Goodwill	585.1	597.7
Intangible assets, net of accumulated amortization of $84.0 in 2013 and $71.1 in 2012	329.2	347.4
Deferred income taxes	64.8	60.0
Derivative financial instruments (Note 11)	25.5	9.2
Other assets	129.0	119.4
Total assets	$6,116.5	$5,902.9
Liabilities and equity
Short-term debt and current portion of long-term debt	$34.9	$60.4
Accounts payable, trade	646.2	664.2
Advance payments and progress billings	687.8	501.6
Accrued payroll	191.8	202.0
Derivative financial instruments (Note 11)	174.9	50.4
Income taxes payable	17.3	40.2
Current portion of accrued pension and other post-retirement benefits	12.5	20.9
Deferred income taxes	99.5	67.5
Other current liabilities	332.4	363.2
Total current liabilities	2,197.3	1,970.4
Long-term debt, less current portion (Note 5)	1,498.4	1,580.4
Accrued pension and other post-retirement benefits, less current portion	254.4	266.5
Derivative financial instruments (Note 11)	39.2	11.1
Deferred income taxes	55.6	57.9
Other liabilities	115.9	163.4
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (Note 10):
Preferred stock, $0.01 par value, 12.0 shares authorized in 2013 and 2012; no shares issued in 2013 or 2012	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2013 and 2012; 286.3 shares issued in 2013 and 2012; 237.0 and 237.1 shares outstanding in 2013 and 2012, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.2 shares in 2013 and 2012	(6.8)	(7.8)
Common stock held in treasury, at cost; 49.1 and 49.0 shares in 2013 and 2012, respectively	(1,132.1)	(1,102.6)
Capital in excess of par value of common stock	696.8	697.2
Retained earnings	2,852.3	2,644.7
Accumulated other comprehensive loss	(472.3)	(396.0)
Total FMC Technologies, Inc. stockholders’ equity	1,939.3	1,836.9
Noncontrolling interests	16.4	16.3
Total equity	1,955.7	1,853.2
Total liabilities and equity	$6,116.5	$5,902.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Technologies, Inc. and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Six Months Ended
	June 30,
	2013	2012
Cash provided (required) by operating activities:
Net income	$210.1	$212.9
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	76.7	51.8
Amortization	24.4	13.7
Employee benefit plan and stock-based compensation costs	48.9	46.6
Deferred income tax provision	58.4	31.5
Unrealized loss on derivative instruments	2.3	14.5
Other	13.4	(4.4)
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(68.7)	(221.9)
Inventories, net	(90.1)	(127.7)
Accounts payable, trade	0.4	(5.4)
Advance payments and progress billings	206.5	(19.0)
Income taxes	(77.2)	(36.5)
Payment of Multi Phase Meters earn-out consideration	(32.2)	—
Accrued pension and other post-retirement benefits, net	(30.0)	(30.2)
Other assets and liabilities, net	(71.3)	(35.4)
Cash provided (required) by operating activities	271.6	(109.5)
Cash provided (required) by investing activities:
Capital expenditures	(156.7)	(191.1)
Acquisitions, net of cash and cash equivalents acquired	—	(328.6)
Other	2.7	1.4
Cash required by investing activities	(154.0)	(518.3)
Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	(24.1)	68.9
Net increase (decrease) in commercial paper	(19.1)	252.1
Proceeds from the issuance of long-term debt	0.5	275.0
Repayments of long-term debt	(62.8)	(0.2)
Purchase of treasury stock	(49.0)	(21.0)
Payment of Multi Phase Meters earn-out consideration	(25.1)	—
Payments related to taxes withheld on stock-based compensation	(16.1)	(34.1)
Excess tax benefits	7.4	21.9
Other	(0.9)	(3.3)
Cash provided (required) by financing activities	(189.2)	559.3
Effect of exchange rate changes on cash and cash equivalents	(2.9)	(0.2)
Decrease in cash and cash equivalents	(74.5)	(68.7)
Cash and cash equivalents, beginning of period	342.1	344.0
Cash and cash equivalents, end of period	$267.6	$275.3
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
Note 3: Earnings per Share
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2013	2012	2013	2012
Net income attributable to FMC Technologies, Inc.	$105.2	$111.9	$207.6	$210.7
Weighted average number of shares outstanding	238.3	240.2	238.4	240.2
Dilutive effect of restricted stock units and stock options	1.0	1.3	0.9	1.2
Total shares and dilutive securities	239.3	241.5	239.3	241.4
Basic earnings per share attributable to FMC Technologies, Inc.	$0.44	$0.47	$0.87	$0.88
Diluted earnings per share attributable to FMC Technologies, Inc.	$0.44	$0.46	$0.87	$0.87

Note 4: Inventories
Inventories consisted of the following:

(In millions)	June 30, 2013	December 31, 2012
Raw materials	$187.5	$188.4
Work in process	171.6	146.4
Finished goods	842.1	788.8
	1,201.2	1,123.6
LIFO and valuation adjustments	(169.2)	(158.5)
Inventories, net	$1,032.0	$965.1
Note 5: Debt
Long-term debt consisted of the following:

(In millions)	June 30, 2013	December 31, 2012
Revolving credit facility	$—	$100.0
Commercial paper (1)	688.9	669.8
2.00% Notes due 2017	299.4	299.3
3.45% Notes due 2022	499.6	499.6
Term loan	—	26.8
Property financing	15.3	16.7
Total long-term debt	1,503.2	1,612.2
Less: current portion	(4.8)	(31.8)
Long-term debt, less current portion	$1,498.4	$1,580.4
 _______________________

(1)
At June 30, 2013, committed credit available under our revolving credit facility provided the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheet at June 30, 2013. As of June 30, 2013, our commercial paper borrowings had a weighted average interest rate of 0.36%.

Note 6: Income Taxes
Our income tax provisions for the three months ended June 30, 2013 and 2012, reflected effective tax rates of 28.2% and 28.5%, respectively. The decrease in the effective tax rate year-over-year was primarily due to lower charges related to unrecognized tax benefits. This reduction in the effective tax rate was partially offset by an unfavorable change in the forecasted country mix of earnings.
Our income tax provisions for the six months ended June 30, 2013 and 2012, reflected effective tax rates of 25.3% and 26.3%, respectively. The decrease in the effective tax rate year-over-year was primarily due to the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, and which retroactively reinstated and extended certain provisions of U.S. tax law. This reduction in the effective tax rate was partially offset by an unfavorable change in the forecasted country mix of earnings.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.

Note 7: Warranty Obligations
Warranty cost and accrual information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Balance at beginning of period	$13.5	$20.1	$15.4	$25.7
Expense for new warranties	8.5	7.8	13.9	15.6
Adjustments to existing accruals	1.9	7.5	0.6	5.9
Claims paid	(8.0)	(11.6)	(14.0)	(23.4)
Balance at end of period	$15.9	$23.8	$15.9	$23.8
Note 8: Pension and Other Post-retirement Benefits
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$4.0	$3.6	$3.6	$9.2	$8.3	$7.4	$7.3	$18.6
Interest cost	6.4	4.0	6.9	5.3	12.9	8.1	13.4	10.7
Expected return on plan assets	(9.8)	(5.8)	(10.0)	(6.5)	(20.8)	(11.8)	(19.9)	(13.1)
Amortization of transition asset	—	—	—	—	—	—	—	(0.1)
Amortization of actuarial loss (gain), net	6.7	1.3	6.4	2.0	13.4	2.6	11.8	4.0
Net periodic benefit cost	$7.3	$3.1	$6.9	$10.0	$13.8	$6.3	$12.6	$20.1

	Other Post-retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Service cost	$—	$0.1	$—	$0.1
Interest cost	—	0.1	0.1	0.2
Expected return on plan assets	—	—	—	—
Amortization of prior service cost (credit)	—	(0.3)	(0.2)	(0.6)
Amortization of actuarial loss (gain), net	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic benefit cost	$(0.1)	$(0.2)	$(0.2)	$(0.4)

During the six months ended June 30, 2013, we contributed $24.4 million to our international benefit plans.

Note 9: Stock-Based Compensation
Under the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”), we have granted awards primarily in the form of nonvested stock units (also known as restricted stock in the plan document). We recognize compensation expense for awards under the Plan and the corresponding income tax benefits related to the expense. Stock-based compensation expense for nonvested stock awards was $13.2 million and $9.5 million for the three months ended June 30, 2013 and 2012, respectively, and $26.5 million and $16.8 million for the six months ended June 30, 2013 and 2012, respectively.
In the six months ended June 30, 2013, we granted the following restricted stock awards to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value (per share)
Time-based	432
Performance-based	172	*
Market-based	86	*
Total granted	690		$53.32
_______________________

*	Assumes grant date expected payout
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
Note 10: Stockholders’ Equity
There were no cash dividends declared during the three and six months ended June 30, 2013 and 2012.
Repurchases of shares of common stock under our share repurchase program were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except share data)	2013	2012	2013	2012
Shares of common stock repurchased	404,096	511,000	974,096	521,000
Value of common stock repurchased	$22.0	$20.5	$49.0	$21.0
As of June 30, 2013, our Board of Directors had authorized 75.0 million shares of common stock under our share repurchase program, and approximately 14.2 million shares of common stock remained available for purchase, which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.
During the six months ended June 30, 2013, 0.9 million shares of common stock were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2012, 1.4 million shares of common stock were issued from treasury stock.

Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2012	$(104.6)	$10.0	$(301.4)	$(396.0)
Other comprehensive income (loss) before reclassifications, net of tax	(79.0)	(6.2)	—	(85.2)
Reclassification adjustment for net (gains) losses included in net income, net of tax	—	(1.1)	10.0	8.9
Net current-period other comprehensive income (loss), net of tax	(79.0)	(7.3)	10.0	(76.3)
June 30, 2013	$(183.6)	$2.7	$(291.4)	$(472.3)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statement of Income
Gains (losses) on hedging instruments
Foreign exchange contracts:	$(3.8)	$(1.5)	Revenue
	1.5	3.0	Costs of sales
	—	0.1	Selling, general and administrative expense
	$(2.3)	$1.6	Income before income taxes
	0.2	(0.5)	Income tax (expense) benefit
	$(2.1)	$1.1	Net income
Defined pension and other post-retirement benefits
Amortization of actuarial loss	$(7.7)	$(15.7)	(a)
Amortization of prior service credit	0.1	0.3	(a)
Amortization of transition asset	—	—	(a)
	$(7.6)	$(15.4)	Income before income taxes
	2.7	5.4	Income tax (expense) benefit
	$(4.9)	$(10.0)	Net income
_______________________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8 for additional details).

Note 11: Derivative Financial Instruments
We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates. We hold the following types of derivative instruments:
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At June 30, 2013, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(79.8)	(36.5)
British pound	109.9	167.6
Canadian dollar	55.5	52.9
Chinese renminbi	140.8	22.9
Euro	55.1	72.0
Kuwaiti dinar	(7.1)	(24.8)
Malaysian ringgit	50.2	15.9
Norwegian krone	3,611.8	596.9
Russian ruble	(798.0)	(24.3)
Singapore dollar	145.0	114.5
Swedish krona	117.4	17.5
Swiss franc	20.2	21.5
U.S. dollar	(1,012.6)	(1,012.6)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At June 30, 2013, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	(18.5)	(17.1)
British pound	8.6	13.1
Euro	16.5	21.6
Norwegian krone	(178.0)	(29.4)
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

	June 30, 2013		December 31, 2012
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$140.0	$148.6	$29.2	$23.2
Long-term – Derivative financial instruments	24.3	37.6	5.7	8.3
Total derivatives designated as hedging instruments	164.3	186.2	34.9	31.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	28.9	26.3	44.2	27.2
Long-term – Derivative financial instruments	1.2	1.6	3.5	2.8
Total derivatives not designated as hedging instruments	30.1	27.9	47.7	30.0
Total derivatives	$194.4	$214.1	$82.6	$61.5
We recognized losses of $0.3 million and gains of $1.2 million on cash flow hedges for the three months ended June 30, 2013 and 2012, respectively, and gains of nil and $1.4 million for the six months ended June 30, 2013 and 2012, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive gains of $2.7 million and $10.0 million at June 30, 2013, and December 31, 2012, respectively. We expect to transfer an approximate $1.4 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the end of 2016.

The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying condensed consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Interest rate contracts	$—	$0.5	$—	$0.8
Foreign exchange contracts	6.3	(12.8)	(19.7)	7.7
Total	$6.3	$(12.3)	$(19.7)	$8.5

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Foreign exchange contracts:
Revenue	$(3.8)	$(1.6)	$(1.5)	$2.8
Cost of sales	1.5	(1.3)	3.0	(3.9)
Selling, general and administrative expense	—	(0.1)	0.1	(0.1)
Total	$(2.3)	$(3.0)	$1.6	$(1.2)

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Foreign exchange contracts:
Revenue	$(4.4)	$4.8	$0.5	$7.8
Cost of sales	(1.3)	(5.2)	(4.2)	(8.1)
Total	$(5.7)	$(0.4)	$(3.7)	$(0.3)
Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally, forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Foreign exchange contracts:
Revenue	$0.1	$0.5	$1.1	$1.6
Cost of sales	(0.2)	0.2	(0.6)	(0.3)
Other income (expense), net	(7.0)	(4.2)	0.3	1.1
Total	$(7.1)	$(3.5)	$0.8	$2.4

Balance Sheet Offsetting—We execute derivative contracts only with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of June 30, 2013, and December 31, 2012, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	June 30, 2013			December 31, 2012
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$194.4	(179.7)	$14.7	$82.6	(47.1)	$35.5

	June 30, 2013			December 31, 2012
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$214.1	(179.7)	$34.4	$61.5	(47.1)	$14.4
Note 12: Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2013				December 31, 2012
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$18.3	$18.3	$—	$—	$17.2	$17.2	$—	$—
Fixed income	11.0	11.0	—	—	11.6	11.6	—	—
Money market fund	3.5	—	3.5	—	2.6	—	2.6	—
Stable value fund	1.0	—	1.0	—	1.3	—	1.3	—
Other	2.6	2.6	—	—	2.9	2.9	—	—
Derivative financial instruments:
Foreign exchange contracts	194.4	—	194.4	—	82.6	—	82.6	—
Total assets	$230.8	$31.9	$198.9	$—	$118.2	$31.7	$86.5	$—
Liabilities
Derivative financial instruments:
Foreign exchange contracts	214.1	—	214.1	—	61.5	—	61.5	—
Contingent earn-out consideration	50.5	—	—	50.5	105.3	—	—	105.3
Total liabilities	$264.6	$—	$214.1	$50.5	$166.8	$—	$61.5	$105.3
Investments—The fair value measurement of our equity securities, fixed income and other investment assets is based on quoted prices that we have the ability to access in public markets. Our stable value fund and money market fund are valued at the net asset value of the shares held at the end of the quarter, which is based on the fair value of the underlying investments using information reported by the investment advisor at quarter-end. Certain prior-year amounts have been reclassified to conform to the current year's presentation.

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
Changes in the fair value of our Level 3 contingent earn-out consideration obligation were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Balance at beginning of period	$99.9	$60.9	$105.3	$57.5
Remeasurement adjustment	9.1	13.7	9.1	14.3
Payment	(57.3)	—	(57.3)	—
Foreign currency translation adjustment	(1.2)	(2.5)	(6.6)	0.3
Balance at end of period	$50.5	$72.1	$50.5	$72.1
Fair value of debt—At June 30, 2013, the fair value, based on Level 1 quoted market rates, of our 2.00% Notes due 2017 and 3.45% Notes due 2022 (collectively, “Senior Notes”) was approximately $784.5 million as compared to the $800.0 million face value of the debt, net of issue discounts, recorded in the consolidated balance sheet.
Other fair value disclosures—The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper, debt associated with our term loan, revolving credit facility as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
Credit risk—By their nature, financial instruments involve risk, including credit risk, for non-performance by counterparties. Financial instruments that potentially subject us to credit risk primarily consist of trade receivables and derivative contracts. We manage the credit risk on financial instruments by transacting only with what management believes are financially secure counterparties, requiring credit approvals and credit limits, and monitoring counterparties’ financial condition. Our maximum exposure to credit loss in the event of non-performance by the counterparty is limited to the amount drawn and outstanding on the financial instrument. Allowances for losses on trade receivables are established based on collectability assessments. We mitigate credit risk on derivative contracts by executing contracts only with counterparties that consent to a master netting agreement which permits the net settlement of gross derivative assets against gross derivative liabilities.

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
Contingent liabilities associated with liquidated damages—Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other legal analysis, management believes we have appropriately accrued for probable liquidated damages at June 30, 2013, and December 31, 2012, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows for the year ending December 31, 2013.

Note 14: Business Segment Information
Segment revenue and segment operating profit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Segment revenue
Subsea Technologies	$1,123.7	$945.8	$2,215.9	$1,840.7
Surface Technologies	440.2	413.8	861.9	791.6
Energy Infrastructure	158.0	139.4	293.6	276.4
Other revenue (1) and intercompany eliminations	(14.0)	(4.1)	(17.5)	(17.2)
Total revenue	$1,707.9	$1,494.9	$3,353.9	$2,891.5
Income before income taxes:
Segment operating profit:
Subsea Technologies	$123.4	$109.7	$222.8	$184.8
Surface Technologies	57.3	84.2	114.6	162.2
Energy Infrastructure	18.5	9.1	28.6	18.4
Intercompany eliminations	0.2	—	—	—
Total segment operating profit	199.4	203.0	366.0	365.4
Corporate items:
Corporate expense (2)	(12.5)	(10.4)	(22.8)	(18.9)
Other revenue (1) and other expense, net (3)	(31.5)	(29.7)	(48.5)	(50.6)
Net interest expense	(8.8)	(6.4)	(16.9)	(9.9)
Total corporate items	(52.8)	(46.5)	(88.2)	(79.4)
Income before income taxes attributable to FMC Technologies, Inc.	$146.6	$156.5	$277.8	$286.0
 _______________________

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(2)	Corporate expense primarily includes corporate staff expenses.

(3)
Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and assets were as follows:

(In millions)	June 30, 2013	December 31, 2012
Segment operating capital employed (1):
Subsea Technologies	$1,958.1	$1,919.3
Surface Technologies	1,195.3	1,185.3
Energy Infrastructure	485.7	468.0
Total segment operating capital employed	3,639.1	3,572.6
Segment liabilities included in total segment operating capital employed (2)	1,906.1	1,824.2
Corporate (3)	571.3	506.1
Total assets	$6,116.5	$5,902.9
Segment assets:
Subsea Technologies	$3,460.7	$3,318.4
Surface Technologies	1,485.7	1,487.9
Energy Infrastructure	627.9	609.9
Intercompany eliminations	(29.1)	(19.4)
Total segment assets	5,545.2	5,396.8
Corporate (3)	571.3	506.1
Total assets	$6,116.5	$5,902.9
  _______________________

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

Note 15: Subsequent Events
In conjunction with management's efforts to accelerate development of pumping and boosting technology and to respond to a maturing market, effective July 1, 2013, direct drive systems will be reported as a product line in Subsea Technologies.
Subsequent to June 30, 2013, we received a notification from a customer regarding the forfeiture of certain payments related to a subsea production systems project. Under the contract, we are entitled to certain payments based on achieving agreed-upon milestone dates. Based on discussions with the customer, the forfeiture of the payments is not determinable at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Outlook
Overall, management remains optimistic about business activity for the remainder of 2013 as global economic growth is supporting signs of a moderate recovery. While expectations of future energy demand remain closely tied to economic activity in major world economies, total world consumption of crude oil and liquid fuels is expected to slightly increase in the remainder of 2013 and through the first half of 2014. As a result, we currently expect crude oil prices to remain at a level that supports exploration and production activity, especially in subsea markets.
Our strong subsea project backlog as of June 30, 2013, combined with continued demand for subsea services related to exploration and production activity, supports our expectations of improved results during the second half of 2013 as compared to the first half of 2013. Our mix of projects in subsea project backlog is expected to improve, and as a result, we continue to expect significant margin improvement in the latter half of 2013. The subsea market growth in the first half of 2013 is aligning with our expectations of market materialization for our products and services. Our signing of significant service agreements with some of our major customers and achievement of record inbound during the second quarter of 2013 in Subsea Technologies has demonstrated the growth in product and service requirements associated with subsea fields. We expect service demand to continue to grow as more equipment continues to be installed offshore. We believe the workforce we added in the past two years has prepared us for this overall subsea market growth. While some projects are being economically reassessed by our customers, we expect market demand to remain strong for our subsea technologies systems and service offerings worldwide.
Regarding our surface technologies portfolio, the slowdown in North American surface activity in the latter half of 2012, resulting from lower natural gas prices, led to curtailed fracturing capacity expansion. This curtailment continued in the first half of 2013. As a result, the slowdown had a negative impact on segment profits in the first half of 2013 compared to the prior year; however, we expect the North American shale markets to see some improvements in the latter half of the year predicated on an increase in U.S. rig count. We expect overall sales volume and margins to improve in the latter half of 2013 for Surface Technologies.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30,		Change
(In millions, except %)	2013	2012	$	%
Revenue	$1,707.9	$1,494.9	213.0	14.2
Costs and expenses:
Cost of sales	1,350.1	1,180.3	169.8	14.4
Selling, general and administrative expense	172.1	140.2	31.9	22.8
Research and development expense	29.2	26.3	2.9	11.0
Total costs and expenses	1,551.4	1,346.8	204.6	15.2
Other income, net	0.2	16.1	(15.9)	*
Net interest expense	(8.8)	(6.4)	(2.4)	(37.5)
Income before income taxes	147.9	157.8	(9.9)	(6.3)
Provision for income taxes	41.4	44.6	(3.2)	(7.2)
Net income	106.5	113.2	(6.7)	(5.9)
Net income attributable to noncontrolling interests	(1.3)	(1.3)	—	—
Net income attributable to FMC Technologies, Inc.	$105.2	$111.9	(6.7)	(6.0)
_______________________

*	Not meaningful
Revenue increased by $213.0 million in the second quarter of 2013 compared to the prior-year quarter. Revenue in the second quarter of 2013 included a $15.0 million unfavorable impact of foreign currency translation. The impact of the strong backlog coming into the second quarter of 2013 led to increased Subsea Technologies revenue year-over-year. Additionally, revenue increased year-over-year as a result of the acquisition of the remaining 55% interest of Schilling Robotics in late April of 2012. Surface Technologies posted higher revenue during the second quarter of 2013 primarily from the acquisition of our completion services business during the fourth quarter of 2012 and from our surface wellhead business in the Asia Pacific and Europe regions due to conventional wellhead system sales.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 20.9% in the second quarter of 2013, from 21.0% in the prior-year quarter. The decline in gross profit was due to our Surface Technologies segment as the slowdown in the North American shale markets negatively impacted demand for well service pumps and flowline products in our fluid control business and created an unfavorable pricing environment for our fracturing rental assets in our surface wellhead business. The decline in gross profit was partially offset by improved performance and execution from the prior-year quarter in our Subsea Technologies segment and from the acquisition of the remaining 55% interest of Schilling Robotics in late April of 2012. Gross profit in the second quarter of 2013 included a $3.7 million unfavorable impact of foreign currency translation.
Selling, general and administrative expense increased $31.9 million year-over-year, driven by additional staffing to support expanding operations, including the acquisition of our completion services business, and higher project tendering costs.
Research and development expense increased $2.9 million year-over-year as we continued to advance new technologies in Subsea Technologies, including subsea processing capabilities, partially offset by decreased expenses to develop our direct drive systems technology.
Other income, net, reflected a $20.0 million gain related to the fair valuation of our previously held equity interest in Schilling Robotics during the second quarter of 2012, and gains of $0.3 million and losses of $2.3 million related to the remeasurement of foreign currency exposures in the second quarter of 2013 and 2012, respectively.
Net interest expense increased $2.4 million year-over-year due to higher average debt balances during the second quarter of 2013.

Our income tax provisions for the second quarter of 2013 and 2012, reflected effective tax rates of 28.2% and 28.5%, respectively. The decrease in the effective tax rate year-over-year was primarily due to lower charges related to unrecognized tax benefits. This reduction in the effective tax rate was partially offset by an unfavorable change in the forecasted country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,320 million at June 30, 2013. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.
OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30,		Change
(In millions, except %)	2013	2012	$	%
Revenue
Subsea Technologies	$1,123.7	$945.8	177.9	18.8
Surface Technologies	440.2	413.8	26.4	6.4
Energy Infrastructure	158.0	139.4	18.6	13.3
Other revenue and intercompany eliminations	(14.0)	(4.1)	(9.9)	*
Total revenue	$1,707.9	$1,494.9	213.0	14.2
Net income
Segment operating profit:
Subsea Technologies	$123.4	$109.7	13.7	12.5
Surface Technologies	57.3	84.2	(26.9)	(31.9)
Energy Infrastructure	18.5	9.1	9.4	103.3
Intercompany eliminations	0.2	—	0.2	*
Total segment operating profit	199.4	203.0	(3.6)	(1.8)
Corporate items:
Corporate expense	(12.5)	(10.4)	(2.1)	(20.2)
Other revenue and other expense, net	(31.5)	(29.7)	(1.8)	(6.1)
Net interest expense	(8.8)	(6.4)	(2.4)	(37.5)
Total corporate items	(52.8)	(46.5)	(6.3)	(13.5)
Income before income taxes	146.6	156.5	(9.9)	(6.3)
Provision for income taxes	41.4	44.6	(3.2)	(7.2)
Net income attributable to FMC Technologies, Inc.	$105.2	$111.9	(6.7)	(6.0)
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt, income taxes and other revenue and other expense, net.

Subsea Technologies
Subsea Technologies revenue increased $177.9 million year-over-year. Revenue for the second quarter of 2013 included a $13.7 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $191.6 million year-over-year. Subsea Technologies revenue is primarily impacted by the level of backlog conversion. Subsea revenue increased year-over-year in all regions of our subsea systems business. We entered the second quarter with solid subsea backlog and continued to have strong subsea systems and service order activity during the second quarter of 2013, including a $1.2 billion subsea equipment order for Total’s Egina field. Additionally, revenue increased year-over-year resulting from the acquisition of the remaining 55% interest of Schilling Robotics in late April of 2012.

Subsea Technologies operating profit in the second quarter of 2013 totaled $123.4 million, or 11.0% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 11.6%. Subsea Technologies operating profit in the second quarter of 2012 included the gain on our previously held equity interest in Schilling Robotics and other purchase price adjustments which had a combined net benefit of $13.2 million in the prior-year quarter. Excluding this net benefit, the year-over-year margin improvement was primarily driven by increased utilization and efficiency of engineering resources in our subsea systems business, partially offset by increased selling, general and administrative expenses due to higher costs of staffing to support expanding operations and higher bidding costs. Operating profit for the second quarter of 2013 included a $2.4 million unfavorable impact of foreign currency translation.
Surface Technologies
Surface Technologies revenue increased $26.4 million year-over-year. The increase in revenue was primarily driven by the acquisition of our completion services business in the fourth quarter of 2012 and our surface wellhead business in the Asia Pacific and Europe regions due to conventional wellhead system sales. These increases were partially offset by a decrease in revenue in our fluid control business resulting from the slowdown of the North American shale markets which have decreased demand for our well service pumps and flowline products.
Surface Technologies operating profit in the second quarter of 2013 totaled $57.3 million, or 13.0% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 20.3%. The margin decline was primarily driven by the following:

•	4.0 percentage point decrease due to the spring break-up of the Canadian market which impacted results in our completion services business;

•
2.0 percentage point decrease due to the slowdown in the North American shale markets, primarily from a lack of capacity expansion, which lowered demand for our well service pumps and flowline products in our fluid control business; and a

•
0.7 percentage point decrease due to the slowdown in the North American shale markets which created an unfavorable pricing environment for our fracturing rental assets in our surface wellhead business.

Energy Infrastructure
Energy Infrastructure revenue increased $18.6 million year-over-year. The increase was driven by increased market activity in our measurement solutions business, increased sales related to work on a liquefied natural gas project in our loading systems business, and the acquisition of our automation and controls business during late April of 2012.
Energy Infrastructure operating profit in the second quarter of 2013 totaled $18.5 million, or 11.8% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 6.5%. The margin improvement was primarily driven by the following:

•	1.8 percentage point increase due to higher margin projects and lower warranty costs in our loading systems business;

•	0.9 percentage point increase due to higher margin projects in our material handling business;

•	0.8 percentage point increase due to lower selling, general, and administrative expenses from reduced commissions in our measurement solutions business; and a

•	0.7 percentage point increase due to lower research and development expenses for our direct drive systems technology.
Corporate Items
Our corporate items reduced earnings $52.8 million in the second quarter of 2013, compared to $46.5 million in the second quarter of 2012. The year-over-year increase primarily reflected the following:

•	unfavorable variance in foreign currency of $1.1 million;

•	unfavorable variance related to stock-based compensation expense, primarily from the accelerated vesting of awards for retirement eligible grantees, of $3.7 million;

•	favorable variance of $4.5 million related to a larger remeasurement of the Multi Phase Meters contingent earn-out consideration in the second quarter of 2012;

•	unfavorable variance related to higher corporate staffing expenses of $2.1 million; and an

•
unfavorable variance related to higher net interest expense of $2.4 million due to increased debt balances during the second quarter of 2013 as compared to the second quarter of 2012 related to our Senior Notes offering.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Six Months Ended June 30,		Change
(In millions, except %)	2013	2012	$	%
Revenue	$3,353.9	$2,891.5	462.4	16.0
Costs and expenses:
Cost of sales	2,657.3	2,284.0	373.3	16.3
Selling, general and administrative expense	342.9	276.4	66.5	24.1
Research and development expense	57.7	53.1	4.6	8.7
Total costs and expenses	3,057.9	2,613.5	444.4	17.0
Other income, net	1.2	20.1	(18.9)	*
Net interest expense	(16.9)	(9.9)	(7.0)	(70.7)
Income before income taxes	280.3	288.2	(7.9)	(2.7)
Provision for income taxes	70.2	75.3	(5.1)	(6.8)
Net income	210.1	212.9	(2.8)	(1.3)
Net income attributable to noncontrolling interests	(2.5)	(2.2)	(0.3)	(13.6)
Net income attributable to FMC Technologies, Inc.	$207.6	$210.7	(3.1)	(1.5)
_______________________

*	Not meaningful
Revenue increased $462.4 million in the first half of 2013 compared to the prior year. Revenue in the first half of 2013 included a $33.6 million unfavorable impact of foreign currency translation. The impact of the strong backlog coming into 2013 led to increased Subsea Technologies revenue year-over-year. Additionally, revenue increased year-over-year as a result of the acquisition of the remaining 55% interest of Schilling Robotics in late April of 2012. Surface Technologies posted higher revenue during the first half of 2013 primarily from the acquisition of our completion services business during the fourth quarter of 2012 and our surface wellhead business in the Asia Pacific and Europe regions due to conventional wellhead system sales.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 20.8% in the first half of 2013, from 21.0% in the prior year. The decline in gross profit was due to our Surface Technologies segment as the slowdown in the North American shale markets negatively impacted demand for well service pumps and flowline products in our fluid control business and created an unfavorable pricing environment for our fracturing rental assets in our surface wellhead business. The decline in gross profit was partially offset by improved performance and execution in our Subsea Technologies segment from the prior year and from the acquisition of the remaining 55% interest of Schilling Robotics in late April of 2012. Gross profit in the first half of 2013 included a $8.9 million unfavorable impact of foreign currency translation.
Selling, general and administrative expense increased $66.5 million year-over-year, driven by additional staffing to support expanding operations, including the acquisition of our completion services business, and higher project tendering costs.
Research and development expense increased $4.6 million year-over-year as we continued to advance new technologies in Subsea Technologies, including subsea processing capabilities, partially offset by decreased expenses to develop our direct drive systems technology.
Other income, net, reflected a $20.0 million gain related to the fair valuation of our previously held equity interest in Schilling Robotics during the first half of 2012, and gains of $0.3 million and losses of $0.8 million related to the remeasurement of foreign currency exposures in the first half of 2013 and 2012, respectively.
Net interest expense increased $7.0 million year-over-year due to higher average debt balances during the first half of 2013.

Our income tax provisions for the first six months of 2013 and 2012, reflected effective tax rates of 25.3% and 26.3%, respectively. The decrease in the effective tax rate year-over-year was primarily due to the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, and which retroactively reinstated certain provisions of U.S. tax law. This reduction in the effective tax rate was partially offset by an unfavorable change in the forecasted country mix of earnings. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,320 million at June 30, 2013. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Six Months Ended June 30,		Change
(In millions, except %)	2013	2012	$	%
Revenue
Subsea Technologies	$2,215.9	$1,840.7	375.2	20.4
Surface Technologies	861.9	791.6	70.3	8.9
Energy Infrastructure	293.6	276.4	17.2	6.2
Other revenue and intercompany eliminations	(17.5)	(17.2)	(0.3)	*
Total revenue	$3,353.9	$2,891.5	462.4	16.0
Net income
Segment operating profit:
Subsea Technologies	$222.8	$184.8	38.0	20.6
Surface Technologies	114.6	162.2	(47.6)	(29.3)
Energy Infrastructure	28.6	18.4	10.2	55.4
Total segment operating profit	366.0	365.4	0.6	0.2
Corporate items:
Corporate expense	(22.8)	(18.9)	(3.9)	(20.6)
Other revenue and other expense, net	(48.5)	(50.6)	2.1	4.2
Net interest expense	(16.9)	(9.9)	(7.0)	(70.7)
Total corporate items	(88.2)	(79.4)	(8.8)	(11.1)
Income before income taxes	277.8	286.0	(8.2)	(2.9)
Provision for income taxes	70.2	75.3	(5.1)	(6.8)
Net income attributable to FMC Technologies, Inc.	$207.6	$210.7	(3.1)	(1.5)
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt, income taxes and other revenue and other expense, net.

Subsea Technologies
Subsea Technologies revenue increased $375.2 million year-over-year. Revenue for the first half of 2013 included a $30.2 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $405.4 million year-over-year. Subsea Technologies revenue is primarily impacted by the level of backlog conversion. Subsea revenue increased year-over-year in all regions of our subsea systems business. We entered the year with solid subsea backlog and continued to have strong subsea systems and service order activity during the first half of 2013, including a $1.2 billion subsea equipment order for Total's Egina field. Additionally, revenue increased year-over-year resulting from the acquisition of the remaining 55% interest of Schilling Robotics in late April of 2012.

Subsea Technologies operating profit in the first half of 2013 totaled $222.8 million, or 10.1% of revenue, compared to the prior year’s operating profit as a percentage of revenue of 10.0%. Subsea Technologies operating profit in the first half of 2012 included the gain on our previously held equity interest in Schilling Robotics and other purchase price adjustments which had a combined net benefit of $13.2 million in the prior year. Excluding this net benefit, the year-over-year margin improvement was primarily due to increased utilization and efficiencies of engineering resources in our subsea systems business, partially offset by increased selling, general and administrative expenses due to higher costs of staffing to support expanding operations and higher bidding costs. Operating profit for the first half of 2013 included a $6.6 million unfavorable impact of foreign currency translation.
Surface Technologies
Surface Technologies revenue increased $70.3 million year-over-year. Revenue for the first half of 2013 included a $3.8 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $74.1 million year-over-year. The increase in revenue was primarily driven by the acquisition of our completion services business in the fourth quarter of 2012 and our surface wellhead business in the Asia Pacific and Europe regions due to conventional wellhead system sales. These increases were partially offset by a decrease in revenue in our fluid control business resulting from the slowdown of the North American shale markets which have decreased demand for our well service pumps and flowline products.
Surface Technologies operating profit in the first half of 2013 totaled $114.6 million, or 13.3% of revenue, compared to the prior year’s operating profit as a percentage of revenue of 20.5%. The margin decline was primarily driven by the following:

•	3.1 percentage point decrease due to the spring break-up of the Canadian market which impacted results in our completion services business;

•
2.8 percentage point decrease due to the slowdown in the North American shale markets, primarily from a lack of capacity expansion, which lowered demand for our well service pumps and flowline products in our fluid control business; and a

•
1.1 percentage point decrease due to the slowdown in the North American shale markets which created an unfavorable pricing environment for our fracturing rental assets in our surface wellhead business.

Energy Infrastructure
Energy Infrastructure revenue increased $17.2 million year-over-year. The increase was driven by our loading systems business related to work on a liquefied natural gas project and the acquisition of our automation and controls business during the second quarter of 2012, partially offset by our blending and transfer business due to large project revenue in the first half of 2012.
Energy Infrastructure operating profit in the first half of 2013 totaled $28.6 million, or 9.7% of revenue, compared to the prior year’s operating profit as a percentage of revenue of 6.6%. The margin improvement was primarily driven by the following:

•	1.6 percentage point increase due higher margin projects and lower warranty costs in our loading systems business; and a

•	1.5 percentage point increase due to lower research and development expenses for our direct drive systems technology.
Corporate Items
Our corporate items reduced earnings $88.2 million in the first half of 2013, compared to $79.4 million in the first half of 2012. The year-over-year increase primarily reflected the following:

•	favorable variance in foreign currency of $11.6 million;

•	favorable variance of $5.1 million related to a larger remeasurement of the Multi Phase Meters contingent earn-out consideration in the first half of 2012;

•	unfavorable variance related to stock-based compensation expense, primarily from the accelerated vesting of awards for retirement eligible grantees, of $9.5 million;

•	unfavorable variance related to higher corporate staffing expenses of $3.9 million; and an

•
unfavorable variance related to higher net interest expense of $7.0 million due to increased debt balances during the first half of 2013 compared to the first half of 2012 related to our Senior Notes offering.

Inbound Orders and Order Backlog
Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Subsea Technologies	$2,562.2	$878.2	$3,755.5	$2,307.0
Surface Technologies	501.0	365.7	949.9	790.4
Energy Infrastructure	145.9	146.4	280.2	338.6
Intercompany eliminations and other	(14.2)	(3.7)	(26.3)	(1.4)
Total inbound orders	$3,194.9	$1,386.6	$4,959.3	$3,434.6

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation negatively affected backlog by $193.5 million and $262.9 million for the three and six months ended June 30, 2013, respectively, and negatively affected backlog by $286.2 million and $214.8 million for the three and six months ended June 30, 2012, respectively.

	Order Backlog
(In millions)	June 30, 2013	December 31, 2012	June 30, 2012
Subsea Technologies	$5,866.3	$4,580.1	$4,347.7
Surface Technologies	581.7	500.8	573.6
Energy Infrastructure	281.6	298.0	284.7
Intercompany eliminations	(9.3)	(1.1)	(1.3)
Total order backlog	$6,720.3	$5,377.8	$5,204.7
Order backlog for Subsea Technologies at June 30, 2013, increased by $1,286.2 million compared to December 31, 2012. Backlog of $5.9 billion at June 30, 2013, was composed of various subsea projects, including BP’s Mad Dog Phase 2; Chevron’s Wheatstone; CNR International’s Baobab Field Phase 3; ExxonMobil’s Hibernia Southern Extension and Julia; Petrobras’ Tree Frame Agreement, Congro & Corvina, and pre-salt tree award; Shell’s Prelude and Stones; Statoil’s Statfjord Workover System, Gullfaks South, Tyrihans, Smorbukk South Extension and Oseberg Delta; and Total’s Egina and CLOV.
Prior to filing our Quarterly Report on Form 10-Q, we received a partial project cancellation from BP related to Mad Dog Phase 2. The partial cancellation, amounting to $72.9 million, primarily related to manifold deliverables on the project and was removed from Subsea Technologies backlog as of June 30, 2013.
Surface Technologies order backlog at June 30, 2013, increased by $80.9 million compared to December 31, 2012. The increase was due to strong inbound orders in all regions in our surface wellhead business during the six months ended June 30, 2013.
Energy Infrastructure order backlog at June 30, 2013, decreased by $16.4 million compared to December 31, 2012, reflecting reduced orders in our loading systems and automation and control businesses, partially offset by backlog build in our material handling and measurement solutions businesses.

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

(In millions)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$267.6	$342.1
Short-term debt and current portion of long-term debt	(34.9)	(60.4)
Long-term debt, less current portion	(1,498.4)	(1,580.4)
Net debt	$(1,265.7)	$(1,298.7)
The change in our net debt position was primarily due to positive changes in our working capital position related to advanced payments on major projects, partially offset by capital expenditures and the first of two payments related to the Multi Phase Meters earn-out obligation.
Cash Flows
We generated $271.6 million and used $109.5 million in cash flows from operating activities during the six months ended June 30, 2013 and 2012, respectively. The increase in cash flows from operating activities year-over-year was primarily due to changes in our working capital driven by our portfolio of projects and higher net income year-over-year. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. During the second quarter of 2013, we received significant advance payments related to projects which positively impacted our working capital position.
During the six months ended June 30, 2013, cash flows required by investing activities totaled $154.0 million, primarily consisting of amounts required to fund capital expenditures. Capital expenditures during the first six months of 2013 reflected our investment in capacity expansion and equipment upgrades.
Financing activities used $189.2 million and generated $559.3 million in cash flows during the six months ended June 30, 2013 and 2012, respectively. The change in cash flows from financing activities was due to a reduction in our short- and long-term debt, increased treasury stock repurchases, and the first of two payments related to the Multi Phase Meters earn-out obligation.

Debt and Liquidity
Senior Notes—Refer to Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 for information related to our Senior Notes.
Credit Facility—The following is a summary of our credit facility at June 30, 2013:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$1,500.0	$—	$688.9	$6.0	$805.1	March 2017
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $688.9 million of commercial paper issued under our facility at June 30, 2013. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at June 30, 2013.
As of June 30, 2013, we were in compliance with debt covenants under our revolving credit facility.
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
We project spending approximately $400 million in 2013 for capital expenditures, largely towards our subsea expansion in Brazil, Norway and West Africa and related to growth of our subsea service offerings. We expect to make contributions of approximately $18.0 million and $7.6 million to our domestic and international pension plans during the remainder of 2013, respectively. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Further, we expect to continue our stock repurchases authorized by our Board of Directors, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.
We have $805.1 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase in response to market demand. We also continue to evaluate acquisitions, divestitures and joint ventures that meet our strategic priorities. Our intent is to maintain a level of financing sufficient to meet these objectives.

CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2012, for a discussion of our critical accounting estimates. During the six months ended June 30, 2013, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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
ITEM 4. CONTROLS AND PROCEDURES
Under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based upon this evaluation, we have concluded as of June 30, 2013, that our disclosure controls and procedures were:

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

There were no changes in internal controls identified in the evaluation for the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended June 30, 2013.
The following table summarizes repurchases of our common stock during the three months ended June 30, 2013.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2013—April 30, 2013	162,930	$52.10	157,110	14,414,904
May 1, 2013—May 31, 2013	128,950	$55.91	128,500	14,286,404
June 1, 2013—June 30, 2013	119,456	$55.91	118,486	14,167,918
Total	411,336	$54.40	404,096	14,167,918
 _______________________

(a)
Represents 404,096 shares of common stock repurchased and held in treasury and 7,240 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 19,720 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended June 30, 2013.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
Information required by this item is incorporated herein by reference from the section entitled “Exhibit Index” of this Quarterly Report on Form 10-Q for the period ended June 30, 2013.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FMC Technologies, Inc.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)
Date: July 26, 2013

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