Form 10-Q
period 2013-09-30
FMC TECHNOLOGIES INC
filed 2013-10-25
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2013
Common Stock, par value $0.01 per share	236,588,533

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2013	2012	2013	2012
Revenue:
Product revenue	$1,370.5	$1,190.3	$4,070.0	$3,656.0
Service and other revenue	354.0	228.7	1,008.4	654.5
Total revenue	1,724.5	1,419.0	5,078.4	4,310.5
Costs and expenses:
Cost of product revenue	1,106.6	947.3	3,280.8	2,935.0
Cost of service and other revenue	247.2	151.8	730.3	448.1
Selling, general and administrative expense	165.9	152.9	508.8	429.3
Research and development expense	27.2	29.8	84.9	82.9
Total costs and expenses	1,546.9	1,281.8	4,604.8	3,895.3
Other income (expense), net	(0.2)	4.3	1.0	24.4
Income before net interest expense and income taxes	177.4	141.5	474.6	439.6
Net interest expense	(8.2)	(6.0)	(25.1)	(15.9)
Income before income taxes	169.2	135.5	449.5	423.7
Provision for income taxes	51.8	35.0	122.0	110.3
Net income	117.4	100.5	327.5	313.4
Net income attributable to noncontrolling interests	(1.4)	(1.6)	(3.9)	(3.8)
Net income attributable to FMC Technologies, Inc.	$116.0	$98.9	$323.6	$309.6
Earnings per share attributable to FMC Technologies, Inc. (Note 3):
Basic	$0.49	$0.41	$1.36	$1.29
Diluted	$0.49	$0.41	$1.35	$1.28
Weighted average shares outstanding (Note 3):
Basic	238.2	239.5	238.4	239.9
Diluted	238.9	240.7	239.2	241.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Net income	$117.4	$100.5	$327.5	$313.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	8.9	26.8	(70.1)	(6.9)
Net gains (losses) on hedging instruments:
Net gains arising during the period	23.3	17.8	17.1	22.4
Reclassification adjustment for net losses (gains) included in net income	(0.6)	0.9	(1.7)	1.9
Net gains on hedging instruments (2)	22.7	18.7	15.4	24.3
Pension and other post-retirement benefits:
Reclassification adjustment for settlement losses included in net income	—	3.4	—	3.4
Reclassification adjustment for amortization of prior service credit included in net income	(0.1)	(0.1)	(0.3)	(0.5)
Reclassification adjustment for amortization of net actuarial loss included in net income	5.1	3.6	15.3	13.8
Reclassification adjustment for amortization of transition asset included in net income	—	(0.1)	—	(0.1)
Net pension and other post-retirement benefits (3)	5.0	6.8	15.0	16.6
Other comprehensive income (loss), net of tax	36.6	52.3	(39.7)	34.0
Comprehensive income	154.0	152.8	287.8	347.4
Comprehensive income attributable to noncontrolling interest	(1.4)	(1.6)	(3.9)	(3.8)
Comprehensive income attributable to FMC Technologies, Inc.	$152.6	$151.2	$283.9	$343.6
_______________________

(1)
Net of income tax (expense) benefit of $(0.8) and $(1.0) for the three months ended September 30, 2013 and 2012, respectively, and $1.2 and $(0.1) for the nine months ended September 30, 2013 and 2012, respectively.

(2)
Net of income tax (expense) benefit of $(11.2) and $(8.0) for the three months ended September 30, 2013 and 2012, respectively, and $2.8 and $(12.2) for the nine months ended September 30, 2013 and 2012, respectively.

(3)
Net of income tax (expense) benefit of $(2.7) and $(6.1) for the three months ended September 30, 2013 and 2012, respectively, and $(8.1) and $(11.3) for the nine months ended September 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except par value data)	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents	$360.2	$342.1
Trade receivables, net of allowances of $4.9 in 2013 and $6.1 in 2012	1,918.5	1,765.5
Inventories, net (Note 4)	1,051.4	965.1
Derivative financial instruments (Note 12)	136.3	73.4
Prepaid expenses	46.8	31.7
Deferred income taxes	50.6	55.9
Income taxes receivable	55.6	17.6
Other current assets	295.9	237.0
Total current assets	3,915.3	3,488.3
Investments	42.1	37.4
Property, plant and equipment, net of accumulated depreciation of $738.0 in 2013 and $643.7 in 2012	1,324.9	1,243.5
Goodwill	585.1	597.7
Intangible assets, net of accumulated amortization of $90.8 in 2013 and $71.1 in 2012	323.6	347.4
Deferred income taxes	51.3	60.0
Derivative financial instruments (Note 12)	55.1	9.2
Other assets	127.5	119.4
Total assets	$6,424.9	$5,902.9
Liabilities and equity
Short-term debt and current portion of long-term debt	$35.0	$60.4
Accounts payable, trade	653.8	664.2
Advance payments and progress billings	793.0	501.6
Accrued payroll	199.3	202.0
Derivative financial instruments (Note 12)	134.6	50.4
Income taxes payable	34.0	40.2
Current portion of accrued pension and other post-retirement benefits	11.9	20.9
Deferred income taxes	92.4	67.5
Other current liabilities	356.8	363.2
Total current liabilities	2,310.8	1,970.4
Long-term debt, less current portion (Note 6)	1,540.9	1,580.4
Accrued pension and other post-retirement benefits, less current portion	235.0	266.5
Derivative financial instruments (Note 12)	46.8	11.1
Deferred income taxes	71.2	57.9
Other liabilities	119.5	163.4
Commitments and contingent liabilities (Note 14)
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value, 12.0 shares authorized in 2013 and 2012; no shares issued in 2013 or 2012	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2013 and 2012; 286.3 shares issued in 2013 and 2012; 236.7 and 237.1 shares outstanding in 2013 and 2012, respectively	1.4	1.4
Common stock held in employee benefit trust, at cost; 0.1 and 0.2 shares in 2013 and 2012, respectively	(6.8)	(7.8)
Common stock held in treasury, at cost; 49.5 and 49.0 shares in 2013 and 2012, respectively	(1,152.5)	(1,102.6)
Capital in excess of par value of common stock	708.2	697.2
Retained earnings	2,968.3	2,644.7
Accumulated other comprehensive loss	(435.7)	(396.0)
Total FMC Technologies, Inc. stockholders’ equity	2,082.9	1,836.9
Noncontrolling interests	17.8	16.3
Total equity	2,100.7	1,853.2
Total liabilities and equity	$6,424.9	$5,902.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Nine Months Ended
	September 30,
	2013	2012
Cash provided (required) by operating activities:
Net income	$327.5	$313.4
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	117.4	76.6
Amortization	35.6	22.7
Employee benefit plan and stock-based compensation costs	71.9	76.6
Deferred income tax provision	69.2	30.4
Unrealized loss on derivative instruments	3.7	13.3
Other	24.3	16.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(218.3)	(191.6)
Inventories, net	(104.1)	(210.7)
Accounts payable, trade	4.0	(35.5)
Advance payments and progress billings	311.0	40.7
Income taxes	(58.0)	(36.6)
Payment of Multi Phase Meters earn-out consideration	(32.2)	—
Accrued pension and other post-retirement benefits, net	(53.2)	(47.9)
Other assets and liabilities, net	(73.6)	(73.2)
Cash provided (required) by operating activities	425.2	(5.2)
Cash provided (required) by investing activities:
Capital expenditures	(237.5)	(282.7)
Acquisitions, net of cash and cash equivalents acquired	—	(328.6)
Other	2.3	(0.1)
Cash required by investing activities	(235.2)	(611.4)
Cash provided (required) by financing activities:
Net increase in short-term debt	2.2	1.6
Net increase in commercial paper	41.0	105.7
Proceeds from issuance of long-term debt	28.8	1,068.8
Repayments of long-term debt	(136.0)	(275.0)
Purchase of treasury stock	(70.8)	(52.4)
Payment of Multi Phase Meters earn-out consideration	(25.1)	—
Payments related to taxes withheld on stock-based compensation	(17.2)	(34.9)
Excess tax benefits	7.7	26.1
Other	(0.9)	(2.7)
Cash provided (required) by financing activities	(170.3)	837.2
Effect of exchange rate changes on cash and cash equivalents	(1.6)	1.6
Increase in cash and cash equivalents	18.1	222.2
Cash and cash equivalents, beginning of period	342.1	344.0
Cash and cash equivalents, end of period	$360.2	$566.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION
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
NOTE 2. RECENTLY ADOPTED ACCOUNTING STANDARDS
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
NOTE 3. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2013	2012	2013	2012
Net income attributable to FMC Technologies, Inc.	$116.0	$98.9	$323.6	$309.6
Weighted average number of shares outstanding	238.2	239.5	238.4	239.9
Dilutive effect of restricted stock units and stock options	0.7	1.2	0.8	1.3
Total shares and dilutive securities	238.9	240.7	239.2	241.2
Basic earnings per share attributable to FMC Technologies, Inc.	$0.49	$0.41	$1.36	$1.29
Diluted earnings per share attributable to FMC Technologies, Inc.	$0.49	$0.41	$1.35	$1.28

NOTE 4. INVENTORIES
Inventories consisted of the following:

(In millions)	September 30, 2013	December 31, 2012
Raw materials	$192.2	$188.4
Work in process	175.3	146.4
Finished goods	867.4	788.8
	1,234.9	1,123.6
LIFO and valuation adjustments	(183.5)	(158.5)
Inventories, net	$1,051.4	$965.1
NOTE 5. GOODWILL
The carrying amount of goodwill by business segment was as follows:

(In millions)	Subsea Technologies	Surface Technologies	Energy Infrastructure	Total
December 31, 2012	$342.3	$97.1	$158.3	$597.7
Direct drive systems transfer (1)	66.9	—	(66.9)	—
Purchase accounting adjustments	0.3	(0.9)	—	(0.6)
Translation	(9.9)	(2.1)	—	(12.0)
September 30, 2013	$399.6	$94.1	$91.4	$585.1
_______________________

(1)	Beginning in the third quarter of 2013, direct drive systems is reported as a product line in Subsea Technologies. See additional disclosure in Note 15.
NOTE 6. DEBT
Long-term debt consisted of the following:

(In millions)	September 30, 2013	December 31, 2012
Revolving credit facility	$—	$100.0
Commercial paper (1)	710.8	669.8
2.00% Notes due 2017	299.4	299.3
3.45% Notes due 2022	499.6	499.6
Term loan	27.2	26.8
Property financing	14.6	16.7
Total long-term debt	1,551.6	1,612.2
Less: current portion	(10.7)	(31.8)
Long-term debt, less current portion	$1,540.9	$1,580.4
 _______________________

(1)
At September 30, 2013, committed credit available under our revolving credit facility provided the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheet at September 30, 2013. As of September 30, 2013, our commercial paper borrowings had a weighted average interest rate of 0.33%.

NOTE 7. INCOME TAXES
Our income tax provisions for the three months ended September 30, 2013 and 2012, reflected effective tax rates of 30.9% and 26.1%, respectively. The increase in the effective tax rate year-over-year was primarily due to an unfavorable change in the forecasted country mix of earnings and the settlement of tax examinations outside the United States.
Our income tax provisions for the nine months ended September 30, 2013 and 2012, reflected effective tax rates of 27.4% and 26.3%, respectively. The increase in the effective tax rate year-over-year was primarily due to an unfavorable change in the forecasted country mix of earnings and the settlement of tax examinations outside the United States. This increase in the effective tax rate was partially offset by the favorable impact of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, and which retroactively reinstated certain provisions of U.S. tax law.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.
NOTE 8. WARRANTY OBLIGATIONS
Warranty cost and accrual information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Balance at beginning of period	$15.9	$23.8	$15.4	$25.7
Expense for new warranties	4.8	4.2	18.7	19.8
Adjustments to existing accruals	—	0.8	0.6	6.7
Claims paid	(4.6)	(9.3)	(18.6)	(32.7)
Balance at end of period	$16.1	$19.5	$16.1	$19.5

NOTE 9. PENSION AND OTHER POST-RETIREMENT BENEFITS
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$4.1	$3.6	$3.7	$9.2	$12.4	$11.0	$11.0	$27.8
Interest cost	6.4	3.9	6.8	5.3	19.3	12.0	20.2	16.0
Expected return on plan assets	(10.4)	(5.8)	(10.0)	(6.5)	(31.2)	(17.6)	(29.9)	(19.6)
Amortization of transition asset	—	(0.1)	—	(0.1)	—	(0.1)	—	(0.2)
Amortization of actuarial loss (gain), net	6.7	1.4	6.0	2.0	20.1	4.0	17.8	6.0
Settlement cost	—	—	5.4	—	—	—	5.4	—
Net periodic benefit cost	$6.8	$3.0	$11.9	$9.9	$20.6	$9.3	$24.5	$30.0

	Other Post-retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Service cost	$0.1	$—	$0.1	$0.1
Interest cost	0.1	0.1	0.2	0.3
Amortization of prior service cost (credit)	(0.2)	(0.3)	(0.4)	(0.9)
Amortization of actuarial loss (gain), net	(0.1)	—	(0.2)	(0.1)
Net periodic benefit cost	$(0.1)	$(0.2)	$(0.3)	$(0.6)

During the nine months ended September 30, 2013, we contributed $18.0 million to our domestic benefit plans and $24.6 million to our international benefit plans.

NOTE 10. STOCK-BASED COMPENSATION
Under the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”), we have granted awards primarily in the form of nonvested stock units (also known as restricted stock in the plan document). We recognize compensation expense for awards under the Plan and the corresponding income tax benefits related to the expense. Stock-based compensation expense for nonvested stock units was $13.5 million and $7.5 million for the three months ended September 30, 2013 and 2012, respectively, and $40.0 million and $24.3 million for the nine months ended September 30, 2013 and 2012, respectively.
During the nine months ended September 30, 2013, we granted the following restricted stock units to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value (per share)
Time-based	504
Performance-based	172	*
Market-based	86	*
Total granted	762		$53.47
_______________________

*	Assumes grant date expected payout
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
NOTE 11. STOCKHOLDERS' EQUITY
There were no cash dividends declared during the three and nine months ended September 30, 2013 and 2012.
Repurchases of shares of common stock under our share repurchase program were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except share data)	2013	2012	2013	2012
Shares of common stock repurchased	396,523	690,052	1,370,619	1,211,052
Value of common stock repurchased	$21.9	$31.0	$70.8	$52.0
As of September 30, 2013, our Board of Directors had authorized 75.0 million shares of common stock under our share repurchase program, and approximately 13.8 million shares of common stock remained available for purchase, which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.
During the nine months ended September 30, 2013, 0.9 million shares of common stock were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2012, 1.4 million shares of common stock were issued from treasury stock.

Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2012	$(104.6)	$10.0	$(301.4)	$(396.0)
Other comprehensive income (loss) before reclassifications, net of tax	(70.1)	17.1	—	(53.0)
Reclassification adjustment for net (gains) losses included in net income, net of tax	—	(1.7)	15.0	13.3
Other comprehensive income (loss), net of tax	(70.1)	15.4	15.0	(39.7)
September 30, 2013	$(174.7)	$25.4	$(286.4)	$(435.7)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statement of Income
Gains (losses) on hedging instruments
Foreign exchange contracts:	$(3.6)	$(5.1)	Revenue
	3.4	6.4	Costs of sales
	—	0.1	Selling, general and administrative expense
	(0.2)	1.4	Income before income taxes
	0.8	0.3	Income tax (expense) benefit
	$0.6	$1.7	Net income
Defined pension and other post-retirement benefits
Amortization of actuarial loss	$(7.8)	$(23.5)	(a)
Amortization of prior service credit	0.1	0.4	(a)
	(7.7)	(23.1)	Income before income taxes
	2.7	8.1	Income tax (expense) benefit
	$(5.0)	$(15.0)	Net income
_______________________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 9 for additional details).

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS
We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates. We hold the following types of derivative instruments:
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At September 30, 2013, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(71.3)	(32.0)
British pound	115.1	186.4
Canadian dollar	58.9	57.3
Chinese renminbi	112.5	18.4
Euro	78.6	106.4
Kuwaiti dinar	(8.6)	(30.5)
Malaysian ringgit	159.6	49.0
Norwegian krone	3,701.7	615.1
Polish zloty	32.3	10.4
Russian ruble	(1,847.8)	(57.0)
Singapore dollar	227.5	181.4
Swedish krona	118.9	18.5
Swiss franc	17.8	19.7
U.S. dollar	(1,126.2)	(1,126.2)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At September 30, 2013, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	(12.5)	(11.7)
British pound	9.6	15.5
Euro	8.3	11.2
Norwegian krone	(141.9)	(23.6)
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

	September 30, 2013		December 31, 2012
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$119.1	$115.3	$29.2	$23.2
Long-term – Derivative financial instruments	53.0	44.2	5.7	8.3
Total derivatives designated as hedging instruments	172.1	159.5	34.9	31.5
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	17.2	19.3	44.2	27.2
Long-term – Derivative financial instruments	2.1	2.6	3.5	2.8
Total derivatives not designated as hedging instruments	19.3	21.9	47.7	30.0
Total derivatives	$191.4	$181.4	$82.6	$61.5
We recognized losses of $0.2 million and gains of $2.5 million on cash flow hedges for the three months ended September 30, 2013 and 2012, respectively, and losses of $0.3 million and gains of $3.9 million for the nine months ended September 30, 2013 and 2012, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive gains of $25.4 million and $10.0 million at September 30, 2013, and December 31, 2012, respectively. We expect to transfer an approximate $10.1 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the end of 2016.

The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying condensed consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Interest rate contracts	$—	$0.5	$—	$1.2
Foreign exchange contracts	33.7	25.9	14.0	33.7
Total	$33.7	$26.4	$14.0	$34.9

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Foreign exchange contracts:
Revenue	$(3.6)	$0.2	$(5.1)	$3.0
Cost of sales	3.4	(0.6)	6.4	(4.5)
Selling, general and administrative expense	—	—	0.1	(0.1)
Total	$(0.2)	$(0.4)	$1.4	$(1.6)

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Foreign exchange contracts:
Revenue	$(0.6)	$4.1	$(0.1)	$12.0
Cost of sales	(3.0)	(6.1)	(7.2)	(14.2)
Total	$(3.6)	$(2.0)	$(7.3)	$(2.2)
Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally, forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Foreign exchange contracts:
Revenue	$0.3	$(0.1)	$1.4	$1.5
Cost of sales	0.2	0.2	(0.4)	(0.1)
Other income (expense), net	(10.6)	2.8	(10.3)	3.9
Total	$(10.1)	$2.9	$(9.3)	$5.3

Balance Sheet Offsetting—We execute derivative contracts only with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of September 30, 2013, and December 31, 2012, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	September 30, 2013			December 31, 2012
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$191.4	$(161.5)	$29.9	$82.6	$(47.1)	$35.5

	September 30, 2013			December 31, 2012
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$181.4	$(161.5)	$19.9	$61.5	$(47.1)	$14.4
NOTE 13. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2013				December 31, 2012
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$19.6	$19.6	$—	$—	$17.2	$17.2	$—	$—
Fixed income	12.5	12.5	—	—	11.6	11.6	—	—
Money market fund	4.4	—	4.4	—	2.6	—	2.6	—
Stable value fund	1.0	—	1.0	—	1.3	—	1.3	—
Other	2.6	2.6	—	—	2.9	2.9	—	—
Derivative financial instruments:
Foreign exchange contracts	191.4	—	191.4	—	82.6	—	82.6	—
Total assets	$231.5	$34.7	$196.8	$—	$118.2	$31.7	$86.5	$—
Liabilities
Derivative financial instruments:
Foreign exchange contracts	181.4	—	181.4	—	61.5	—	61.5	—
Contingent earn-out consideration	59.4	—	—	59.4	105.3	—	—	105.3
Total liabilities	$240.8	$—	$181.4	$59.4	$166.8	$—	$61.5	$105.3
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
Multi Phase Meters contingent earn-out consideration—We determined the fair value of the contingent earn-out consideration using a discounted cash flow model. The key assumptions used in applying the income approach are the expected profitability and debt, net of cash, of the acquired company during the earn-out period and the discount rate which approximates our debt credit rating. The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the contingent earn-out consideration are recorded as cost of service or other revenue in our condensed consolidated statements of income.
Changes in the fair value of our Level 3 contingent earn-out consideration obligation were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Balance at beginning of period	$50.5	$72.1	$105.3	$57.5
Remeasurement adjustment	8.5	10.2	17.6	24.4
Payment	—	—	(57.3)	—
Foreign currency translation adjustment	0.4	3.1	(6.2)	3.5
Balance at end of period	$59.4	$85.4	$59.4	$85.4
Fair value of debt—At September 30, 2013, the fair value, based on Level 1 quoted market rates, of our 2.00% Notes due 2017 and 3.45% Notes due 2022 (collectively, “Senior Notes”) was approximately $773.0 million as compared to the $800.0 million face value of the debt, net of issue discounts, recorded in the consolidated balance sheet.
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

NOTE 14. COMMITMENTS AND CONTINGENT LIABILITIES
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
Contingent liabilities associated with liquidated damages—Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately accrued for probable liquidated damages at September 30, 2013, and December 31, 2012, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows for the year ended December 31, 2013.

NOTE 15. BUSINESS SEGMENT INFORMATION
Beginning in the third quarter of 2013 and in conjunction with management's efforts to accelerate the development and commercialization of subsea boosting technology for subsea markets, the results of direct drive systems technology development is now reported in Subsea Technologies. All prior-year information has been adjusted to reflect the current presentation.
Segment revenue and segment operating profit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Segment revenue
Subsea Technologies	$1,119.9	$929.8	$3,336.9	$2,772.3
Surface Technologies	455.9	362.8	1,317.8	1,154.4
Energy Infrastructure	152.4	132.4	444.6	406.5
Other revenue (1) and intercompany eliminations	(3.7)	(6.0)	(20.9)	(22.7)
Total revenue	$1,724.5	$1,419.0	$5,078.4	$4,310.5
Income before income taxes:
Segment operating profit:
Subsea Technologies	$121.1	$110.4	$338.7	$286.4
Surface Technologies	74.5	57.5	189.1	219.7
Energy Infrastructure	17.9	12.8	51.7	40.0
Total segment operating profit	213.5	180.7	579.5	546.1
Corporate items:
Corporate expense (2)	(10.4)	(11.5)	(33.2)	(30.4)
Other revenue (1) and other expense, net (3)	(27.1)	(29.3)	(75.6)	(79.9)
Net interest expense	(8.2)	(6.0)	(25.1)	(15.9)
Total corporate items	(45.7)	(46.8)	(133.9)	(126.2)
Income before income taxes attributable to FMC Technologies, Inc.	$167.8	$133.9	$445.6	$419.9
 _______________________

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(2)	Corporate expense primarily includes corporate staff expenses.

(3)
Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

Segment operating capital employed and assets were as follows:

(In millions)	September 30, 2013	December 31, 2012
Segment operating capital employed (1):
Subsea Technologies	$2,163.6	$2,050.7
Surface Technologies	1,203.7	1,185.3
Energy Infrastructure	354.1	336.6
Total segment operating capital employed	3,721.4	3,572.6
Segment liabilities included in total segment operating capital employed (2)	2,074.3	1,824.2
Corporate (3)	629.2	506.1
Total assets	$6,424.9	$5,902.9
Segment assets:
Subsea Technologies	$3,826.9	$3,452.3
Surface Technologies	1,504.3	1,487.9
Energy Infrastructure	489.8	474.8
Intercompany eliminations	(25.3)	(18.2)
Total segment assets	5,795.7	5,396.8
Corporate (3)	629.2	506.1
Total assets	$6,424.9	$5,902.9
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Outlook
Overall, management is optimistic about business activity for the remainder of 2013 and entering into 2014 as global economic growth continues to recover. While expectations of future energy demand remain closely tied to economic activity in major world economies, total world consumption of crude oil and liquid fuels is expected to slightly increase in the remainder of 2013 and through the first half of 2014. As a result, we currently expect crude oil prices to remain at a level that supports exploration and production activity, especially in subsea markets.
Our strong subsea project backlog as of September 30, 2013, combined with continued demand for subsea systems and services related to exploration and production activity, supports our expectations of improved results. Our mix of projects in subsea backlog continues to improve, and as a result, we continue to expect margin improvement in the fourth quarter of 2013 and entering into 2014. Despite slower than expected progress from efforts to reduce costs in our Eastern region subsea business, our investments in talent, supply chain, and facilities are beginning to deliver positive results in most of our other regions. We believe these investments will support continuous improvement in our quality, delivery, and cost performance while maintaining and strengthening our market leadership. In addition, we continue to focus on subsea processing and subsea services as key growth platforms so that we can expand our role as life-of-field partners with our customers by lowering their costs and improving their recovery.
Regarding our surface technologies portfolio, the slowdown in North American surface activity in the latter half of 2012, resulting from oversupply of equipment and lower natural gas prices, led to curtailed fracturing capacity expansion. This curtailment continued in the first nine months of 2013. As a result, the slowdown had a negative impact on profits in our fluid control business and fracturing rental assets in our surface wellhead business in the first nine months of 2013 compared to the prior year. We do not expect significant increases in U.S. rig counts in the fourth quarter of 2013; thus North American surface volumes in our fluid control and surface wellhead business is expected to remain stable. Seasonal activity growth in our completion services business as well as continued strong order activity in our international surface wellhead business in the fourth quarter of 2013 is expected to improve segment revenue and margin.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months Ended September 30,		Change
(In millions, except %)	2013	2012	$	%
Revenue	$1,724.5	$1,419.0	305.5	21.5
Costs and expenses:
Cost of sales	1,353.8	1,099.1	254.7	23.2
Selling, general and administrative expense	165.9	152.9	13.0	8.5
Research and development expense	27.2	29.8	(2.6)	(8.7)
Total costs and expenses	1,546.9	1,281.8	265.1	20.7
Other income (expense), net	(0.2)	4.3	(4.5)	*
Net interest expense	(8.2)	(6.0)	(2.2)	(36.7)
Income before income taxes	169.2	135.5	33.7	24.9
Provision for income taxes	51.8	35.0	16.8	48.0
Net income	117.4	100.5	16.9	16.8
Net income attributable to noncontrolling interests	(1.4)	(1.6)	0.2	12.5
Net income attributable to FMC Technologies, Inc.	$116.0	$98.9	17.1	17.3
_______________________

*	Not meaningful
Revenue increased by $305.5 million in the third quarter of 2013 compared to the prior-year quarter. Revenue in the third quarter of 2013 included a $40.4 million unfavorable impact of foreign currency translation. The impact of the strong backlog coming into the third quarter of 2013 led to increased Subsea Technologies revenue year-over-year. Surface Technologies posted higher revenue during the third quarter of 2013 primarily from the acquisition of our completion services business during the fourth quarter of 2012 and from our surface wellhead business in the Asia Pacific region due to increased conventional wellhead system sales.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 21.5% in the third quarter of 2013, from 22.5% in the prior-year quarter. The decline in gross profit as a percentage of sales was primarily due to the following:

•
Subsea Technologies - 1.7 percentage point decrease from higher organization staffing costs and increased project completion costs, including charges for rework and liquidated damages, in our Eastern region subsea business;

•
Surface Technologies - 0.3 percentage point increase based on strong market growth in the Asia Pacific region from higher margin projects in our surface wellhead business, partially offset by the slowdown in the North American shale markets which negatively impacted demand for well service pumps and flowline products in our fluid control business and created an unfavorable pricing environment for our fracturing rental assets in our surface wellhead business; and

•	Energy Infrastructure - 0.1 percentage point increase from higher sales volumes and improved execution in our separation systems business and higher margin projects in our material handling business.
The residual change in gross profit as a percentage of sales is primarily due to certain foreign exchange gains and losses.

Selling, general and administrative expense increased $13.0 million year-over-year, driven by additional staffing to support expanding operations, including the acquisition of our completion services business, higher project tendering costs, and an increase in stock based compensation expense.
Research and development expense decreased $2.6 million year-over-year as we continued to advance new technologies in Subsea Technologies, including subsea processing capabilities.
Other income (expense), net, reflected losses of $1.7 million and gains of $3.4 million related to the remeasurement of foreign currency exposures and gains of $1.3 million and $1.0 million associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan in the third quarter of 2013 and 2012, respectively.
Net interest expense increased $2.2 million year-over-year due to higher average debt balances during the third quarter of 2013.
Our income tax provisions for the third quarter of 2013 and 2012 reflected effective tax rates of 30.9% and 26.1%, respectively. The increase in the effective tax rate year-over-year was primarily due to an unfavorable change in the forecasted country mix of earnings and the settlement of tax examinations outside the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,331 million at September 30, 2013. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months Ended September 30,		Change
(In millions, except %)	2013	2012	$	%
Revenue
Subsea Technologies	$1,119.9	$929.8	190.1	20.4
Surface Technologies	455.9	362.8	93.1	25.7
Energy Infrastructure	152.4	132.4	20.0	15.1
Other revenue and intercompany eliminations	(3.7)	(6.0)	2.3	*
Total revenue	$1,724.5	$1,419.0	305.5	21.5
Net income
Segment operating profit:
Subsea Technologies	$121.1	$110.4	10.7	9.7
Surface Technologies	74.5	57.5	17.0	29.6
Energy Infrastructure	17.9	12.8	5.1	39.8
Total segment operating profit	213.5	180.7	32.8	18.2
Corporate items:
Corporate expense	(10.4)	(11.5)	1.1	9.6
Other revenue and other expense, net	(27.1)	(29.3)	2.2	7.5
Net interest expense	(8.2)	(6.0)	(2.2)	(36.7)
Total corporate items	(45.7)	(46.8)	1.1	2.4
Income before income taxes	167.8	133.9	33.9	25.3
Provision for income taxes	51.8	35.0	16.8	48.0
Net income attributable to FMC Technologies, Inc.	$116.0	$98.9	17.1	17.3
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt, income taxes and other revenue and other expense, net.

Subsea Technologies
Subsea Technologies revenue increased $190.1 million year-over-year. Revenue for the third quarter of 2013 included a $39.6 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $229.7 million year-over-year. Subsea Technologies revenue is primarily impacted by the level of backlog conversion. Subsea revenue increased year-over-year in all regions of our subsea systems business. We entered the third quarter with solid subsea backlog and continued to have strong subsea systems and service order activity during the third quarter of 2013, including a $340 million subsea systems order for Tullow Ghana's TEN project and the order of 11 manifolds from Petrobras.

Subsea Technologies operating profit in the third quarter of 2013 totaled $121.1 million, or 10.8% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 11.9%. The margin decline was primarily driven by the following:

•
Subsea Systems - 1.6 percentage point decrease due to higher organization staffing costs and increased project completion costs, including charges for rework and liquidated damages, in our Eastern region subsea business; and

•	Schilling Robotics - 0.6 percentage point increase due to non-recurring inventory fair value step-up amortization expense recorded in the third quarter of 2012.

Operating profit for the third quarter of 2013 included a $4.7 million unfavorable impact of foreign currency translation.

Surface Technologies
Surface Technologies revenue increased $93.1 million year-over-year. The increase in revenue was primarily driven by our completion services business which was acquired in the fourth quarter of 2012 and our surface wellhead business in the Asia Pacific region due to conventional wellhead system sales. These increases were partially offset by a decrease in revenue in our fluid control business resulting from the slowdown of the North American shale markets which has decreased demand for our well service pumps and flowline products.
Surface Technologies operating profit in the third quarter of 2013 totaled $74.5 million, or 16.3% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 15.8%. The margin improvement was primarily driven by the following:

•	Surface Wellhead - 4.3 percentage point increase due to strong market growth in the Asia Pacific region from higher margin projects;

•	Completion Services - 1.8 percentage point decrease due to the inclusion of our completion service business and lower activity in the Canadian market which impacted results; and

•
Fluid Control - 1.7 percentage point decrease due to the slowdown in the North American shale markets, primarily from a lack of capacity expansion, which lowered demand for our well service pumps and flowline products in our fluid control business.

Energy Infrastructure
Energy Infrastructure revenue increased $20.0 million year-over-year. The increase was driven by increased market activity in our measurement solutions business and increased sales related to work on liquefied natural gas projects in our loading systems business.
Energy Infrastructure operating profit in the third quarter of 2013 totaled $17.9 million, or 11.8% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 9.7%. The margin improvement was primarily driven by the following:

•	Separation Systems - 1.4 percentage point increase due to higher sales volumes, improved execution, and lower staff support costs; and

•	Material Handling - 0.9 percentage point increase due to higher margin projects and lower staff support costs.
Corporate Items
Our corporate items reduced earnings $45.7 million in the third quarter of 2013, compared to $46.8 million in the third quarter of 2012. The year-over-year decrease primarily reflected the following:

•	unfavorable variance related to stock-based compensation expense, primarily from the accelerated vesting of awards for retirement eligible grantees, of $6.0 million;

•	favorable variance of $1.6 million related to a larger remeasurement of the Multi Phase Meters contingent earn-out consideration in the third quarter of 2012;

•	favorable variance related to higher pension expense in the third quarter of 2012, primarily due to settlement losses in our U.S. non-qualified defined benefit pension plan, of $5.8 million;

•	favorable variance related to lower corporate staffing expenses of $1.1 million; and an

•
unfavorable variance related to higher net interest expense of $2.2 million due to increased debt balances during the third quarter of 2013 as compared to the third quarter of 2012 related to our Senior Notes offering.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine Months Ended September 30,		Change
(In millions, except %)	2013	2012	$	%
Revenue	$5,078.4	$4,310.5	767.9	17.8
Costs and expenses:
Cost of sales	4,011.1	3,383.1	628.0	18.6
Selling, general and administrative expense	508.8	429.3	79.5	18.5
Research and development expense	84.9	82.9	2.0	2.4
Total costs and expenses	4,604.8	3,895.3	709.5	18.2
Other income, net	1.0	24.4	(23.4)	*
Net interest expense	(25.1)	(15.9)	(9.2)	(57.9)
Income before income taxes	449.5	423.7	25.8	6.1
Provision for income taxes	122.0	110.3	11.7	10.6
Net income	327.5	313.4	14.1	4.5
Net income attributable to noncontrolling interests	(3.9)	(3.8)	(0.1)	(2.6)
Net income attributable to FMC Technologies, Inc.	$323.6	$309.6	14.0	4.5
_______________________

*	Not meaningful
Revenue increased $767.9 million in the first nine months of 2013 compared to the prior year. Revenue in the first nine months of 2013 included a $74.0 million unfavorable impact of foreign currency translation. The impact of the strong backlog coming into 2013 led to increased Subsea Technologies revenue year-over-year. Additionally, revenue increased year-over-year as a result of the acquisition of the remaining 55% interest of Schilling Robotics in late April of 2012. Surface Technologies posted higher revenue during the first nine months of 2013 primarily from our completion services business which was acquired during the fourth quarter of 2012 and from our surface wellhead business in the Asia Pacific and Europe regions due to conventional wellhead system sales.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 21.0% in the first nine months of 2013, from 21.5% in the prior year. The decline in gross profit as a percentage of sales was primarily due to the following:

•
Subsea Technologies - 0.2 percentage point decrease due to higher organization staffing costs and increased project completion costs in our Eastern region subsea business. The decline in gross profit as a percentage of sales was partially offset by a lower charge related to the Multi Phase Meters contingent earn-out consideration in the first nine months of 2013;

•
Surface Technologies - 0.8 percentage point decrease due to the impact of the spring break-up of the Canadian market and the inclusion of our completion services business and the slowdown in the North American shale markets which lowered demand for our well service pumps and flowline products in our fluid control business; and

•	Energy Infrastructure - 0.1 percentage point increase due to higher margin projects and lower warranty costs in our loading systems business.
The residual change in gross profit as a percentage of sales year-over-year is due to certain foreign exchange gains and losses.

Selling, general and administrative expense increased $79.5 million year-over-year, driven by additional staffing to support expanding operations, including the acquisition of our completion services business, higher project tendering costs, and an increase in stock-based compensation expense.
Research and development expense increased $2.0 million year-over-year as we continued to advance new technologies in Subsea Technologies, including subsea processing capabilities.
Other income, net, reflected a $20.0 million gain related to the fair valuation of our previously held equity interest in Schilling Robotics during the first nine months of 2012, and gains of $2.7 million and $2.2 million associated with investments held in an employee benefit trust for our non-qualified deferred compensation plan in the first nine months of 2013 and 2012, respectively.
Net interest expense increased $9.2 million year-over-year due to higher average debt balances during the first nine months of 2013.
Our income tax provisions for the first nine months of 2013 and 2012 reflected effective tax rates of 27.4% and 26.3%, respectively. The increase in the effective tax rate year-over-year was primarily due to an unfavorable change in the forecasted country mix of earnings and the settlement of tax examinations outside the United States. This increase in the effective tax rate was partially offset by the favorable impact of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013, and which retroactively reinstated certain provisions of U.S. tax law. Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,331 million at September 30, 2013. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine Months Ended September 30,		Change
(In millions, except %)	2013	2012	$	%
Revenue
Subsea Technologies	$3,336.9	$2,772.3	564.6	20.4
Surface Technologies	1,317.8	1,154.4	163.4	14.2
Energy Infrastructure	444.6	406.5	38.1	9.4
Other revenue and intercompany eliminations	(20.9)	(22.7)	1.8	*
Total revenue	$5,078.4	$4,310.5	767.9	17.8
Net income
Segment operating profit:
Subsea Technologies	$338.7	$286.4	52.3	18.3
Surface Technologies	189.1	219.7	(30.6)	(13.9)
Energy Infrastructure	51.7	40.0	11.7	29.3
Total segment operating profit	579.5	546.1	33.4	6.1
Corporate items:
Corporate expense	(33.2)	(30.4)	(2.8)	(9.2)
Other revenue and other expense, net	(75.6)	(79.9)	4.3	5.4
Net interest expense	(25.1)	(15.9)	(9.2)	(57.9)
Total corporate items	(133.9)	(126.2)	(7.7)	(6.1)
Income before income taxes	445.6	419.9	25.7	6.1
Provision for income taxes	122.0	110.3	11.7	10.6
Net income attributable to FMC Technologies, Inc.	$323.6	$309.6	14.0	4.5
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt, income taxes and other revenue and other expense, net.

Subsea Technologies
Subsea Technologies revenue increased $564.6 million year-over-year. Revenue for the nine months of 2013 included a $69.8 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $634.4 million year-over-year. Subsea Technologies revenue is primarily impacted by the level of backlog conversion. Subsea revenue increased year-over-year in all regions of our subsea systems business. We entered 2013 with solid subsea backlog and continued to have strong subsea systems and service order activity during the first nine months of 2013, including a $1.2 billion subsea equipment order for Total's Egina field. Additionally, revenue increased year-over-year resulting from the acquisition of the remaining 55% interest of Schilling Robotics in late April of 2012.

Subsea Technologies operating profit in the first nine months of 2013 totaled $338.7 million, or 10.2% of revenue, compared to the prior year’s operating profit as a percentage of revenue of 10.3%. Subsea Technologies operating profit in the first nine months of 2012 included the gain on our previously held equity interest in Schilling Robotics and other purchase accounting adjustments which had a combined net benefit of $9.0 million in the prior year. Excluding this net benefit, the margin improvement was primarily driven by increased utilization and efficiencies of engineering resources in our subsea systems business, partially offset by higher organization staffing costs and increased project completion costs in our Eastern region subsea business. Operating profit for the first nine months of 2013 included an $11.3 million unfavorable impact of foreign currency translation.

Surface Technologies
Surface Technologies revenue increased $163.4 million year-over-year. Revenue for the first nine months of 2013 included a $6.7 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $170.1 million year-over-year. The increase in revenue was primarily driven by the acquisition of our completion services business in the fourth quarter of 2012 and our surface wellhead business in the Asia Pacific and Europe regions due to conventional wellhead system sales. These increases were partially offset by a decrease in revenue in our fluid control business resulting from the slowdown of the North American shale markets which have decreased demand for our well service pumps and flowline products.
Surface Technologies operating profit in the first nine months of 2013 totaled $189.1 million, or 14.4% of revenue, compared to the prior year’s operating profit as a percentage of revenue of 19.0%. The margin decline was primarily driven by the following:

•	Completion Services - 2.7 percentage point decrease due to the inclusion of our completion service business and the spring break-up of the Canadian market which impacted results;

•
Fluid Control - 2.4 percentage point decrease due to the slowdown in the North American shale markets, primarily from a lack of capacity expansion, which lowered demand for our well service pumps and flowline products; and

•	Surface Wellhead - 0.6 percentage point increase due to strong market growth in the Asia Pacific and Europe regions from higher margin projects.

Energy Infrastructure
Energy Infrastructure revenue increased $38.1 million year-over-year. The increase was driven by our loading systems business related to work on a liquefied natural gas project and the acquisition of our automation and controls business during the second quarter of 2012, partially offset by our material handling business due to lower backlog entering into 2013.
Energy Infrastructure operating profit in the first nine months of 2013 totaled $51.7 million, or 11.6% of revenue, compared to the prior year’s operating profit as a percentage of revenue of 9.8%. The margin improvement was primarily driven by the following:

•	Loading Systems - 1.1 percentage point increase due higher margin projects and lower warranty costs; and

•	Separation Systems - 0.9 percentage point increase due to higher sales volumes and improved execution.
Corporate Items
Our corporate items reduced earnings $133.9 million in the first nine months of 2013, compared to $126.2 million in the prior year. The year-over-year increase primarily reflected the following:

•	favorable variance in foreign currency of $9.4 million;

•	favorable variance of $6.8 million related to a larger remeasurement of the Multi Phase Meters contingent earn-out consideration in the first nine months of 2012;

•	favorable variance related to higher pension expense in the first nine months of 2012, primarily due to settlement losses in our U.S. non-qualified defined benefit pension plan, of $6.2 million;

•	unfavorable variance related to stock-based compensation expense, primarily from the accelerated vesting of awards for retirement eligible grantees, of $15.5 million; and an

•
unfavorable variance related to higher net interest expense of $9.2 million due to increased debt balances during the first nine months of 2013 compared to the first nine months of 2012 related to our Senior Notes offering.

Inbound Orders and Order Backlog
Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Subsea Technologies	$1,728.7	$885.5	$5,485.1	$3,191.3
Surface Technologies	477.0	340.3	1,426.9	1,130.7
Energy Infrastructure	166.2	157.5	444.9	496.6
Intercompany eliminations and other	(3.9)	(5.7)	(29.6)	(6.4)
Total inbound orders	$2,368.0	$1,377.6	$7,327.3	$4,812.2

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation positively affected backlog by $1.9 million and negatively affected backlog by $261.0 million for the three and nine months ended September 30, 2013, respectively, and positively affected backlog by $118.9 million and negatively affected backlog by $95.9 million for the three and nine months ended September 30, 2012, respectively.

	Order Backlog
(In millions)	September 30, 2013	December 31, 2012	September 30, 2012
Subsea Technologies	$6,467.5	$4,580.3	$4,418.1
Surface Technologies	608.1	500.8	554.6
Energy Infrastructure	299.0	297.7	310.5
Intercompany eliminations	(8.9)	(1.0)	(1.0)
Total order backlog	$7,365.7	$5,377.8	$5,282.2
Order backlog for Subsea Technologies at September 30, 2013, increased by $1,887.2 million compared to December 31, 2012. Subsea Technologies backlog of $6.5 billion at September 30, 2013, was composed of various subsea projects, including BP’s Mad Dog Phase 2; Chevron’s Wheatstone; CNR International’s Baobab Field Phase 3; ExxonMobil’s Hibernia Southern Extension and Julia; Petrobras’ tree frame agreement, Congro & Corvina, and pre-salt tree and manifold award; Shell’s Prelude, BC-10 Phase 3 and Stones; Statoil’s Statfjord Workover System, Gullfaks South, Tyrihans, Smorbukk South Extension, Oseberg Delta and Gullfaks Rimfaksdalen; Total’s Egina and CLOV; and Tullow Ghana’s TEN.
Surface Technologies order backlog at September 30, 2013, increased by $107.3 million compared to December 31, 2012. The increase was due to strong inbound orders in all regions in our surface wellhead business during the nine months ended September 30, 2013.
Energy Infrastructure order backlog at September 30, 2013, increased by $1.3 million compared to December 31, 2012, driven by backlog build in our measurement solutions business, partially offset by reduced orders in our loading systems business.

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
Net debt, or net cash, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe net debt, or net cash, is a meaningful measure that may assist investors in understanding our results and recognizing underlying trends. Net debt, or net cash, should not be considered an alternative to, or more meaningful than, cash and cash equivalents as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. The following table provides a reconciliation of our cash and cash equivalents to net debt, utilizing details of classifications from our condensed consolidated balance sheets.

(In millions)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$360.2	$342.1
Short-term debt and current portion of long-term debt	(35.0)	(60.4)
Long-term debt, less current portion	(1,540.9)	(1,580.4)
Net debt	$(1,215.7)	$(1,298.7)
The change in our net debt position was primarily due to positive changes in our working capital position related to advanced payments on major projects, partially offset by capital expenditures and the first of two payments related to the Multi Phase Meters earn-out obligation.
Cash Flows
We generated $425.2 million and used $5.2 million in cash flows from operating activities during the nine months ended September 30, 2013 and 2012, respectively. The increase in cash flows from operating activities year-over-year was primarily due to changes in our working capital driven by our portfolio of projects and higher net income year-over-year. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. During the first nine months of 2013, we received significant advance payments related to projects which positively impacted our working capital position.
During the nine months ended September 30, 2013, cash flows required by investing activities totaled $235.2 million, primarily consisting of amounts required to fund capital expenditures. Capital expenditures during the first nine months of 2013 reflected our investment in capacity expansion and equipment upgrades.
Financing activities used $170.3 million and generated $837.2 million in cash flows during the nine months ended September 30, 2013 and 2012, respectively. The change in cash flows from financing activities was due to a reduction in our long-term debt, increased treasury stock repurchases, and the first of two payments related to the Multi Phase Meters earn-out obligation in the first nine months of 2013. During the first nine months of 2012, we completed the public offering of $800.0 million aggregate senior notes.

Debt and Liquidity
Senior Notes—Refer to Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 for information related to our Senior Notes.
Credit Facility—The following is a summary of our revolving credit facility at September 30, 2013:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$1,500.0	$—	$710.8	$6.0	$783.2	March 2017
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $710.8 million of commercial paper issued under our facility at September 30, 2013. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at September 30, 2013.
As of September 30, 2013, we were in compliance with debt covenants under our revolving credit facility.
Credit Risk Analysis
Valuations of derivative assets and liabilities reflect the value of the instruments, including the values associated with counterparty risk. These values must also take into account our credit standing, thus including in the valuation of the derivative instrument the value of the net credit differential between the counterparties to the derivative contract. Our methodology includes the impact of both counterparty and our own credit standing. Adjustments to our derivative assets and liabilities related to credit risk were not material for any period presented. Additional information about credit risk is incorporated herein by reference from Note 13 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
We project spending approximately $115 million in the fourth quarter of 2013 for capital expenditures, largely towards our subsea expansion in Brazil and West Africa and related to growth of our subsea service offerings. We expect to make contributions of approximately $3.8 million to our international pension plans during the remainder of 2013. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Further, we expect to continue our stock repurchases authorized by our Board of Directors, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.
We have $783.2 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase in response to market demand. We also continue to evaluate acquisitions, divestitures and joint ventures that meet our strategic priorities. Our intent is to maintain a level of financing sufficient to meet these objectives.

CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2012, for a discussion of our critical accounting estimates. During the nine months ended September 30, 2013, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the amended guidance, unrecognized tax benefits will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The updated guidance will be applied prospectively, effective January 1, 2014. We believe the adoption of this guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.
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
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2013, and under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, we have concluded as of September 30, 2013, that our disclosure controls and procedures were:

i)
effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

ii)
effective in ensuring that information required to be disclosed in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended September 30, 2013.
The following table summarizes repurchases of our common stock during the three months ended September 30, 2013.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2013—July 31, 2013	124,400	$56.70	122,500	14,045,418
August 1, 2013—August 31, 2013	152,263	$53.93	151,923	13,893,495
September 1, 2013—September 30, 2013	122,930	$55.23	122,100	13,771,395
Total	399,593	$55.19	396,523	13,771,395
 _______________________

(a)
Represents 396,523 shares of common stock repurchased and held in treasury and 3,070 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 6,260 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended September 30, 2013.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS
Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q for the period ended September 30, 2013.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FMC Technologies, Inc.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)
Date: October 25, 2013

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

4.3.d	Form of 3.45% Senior Notes dues 2022 (incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 *	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2 *	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Furnished with this Quarterly Report on Form 10-Q