Form 10-Q
period 2014-03-31
FMC TECHNOLOGIES INC
filed 2014-04-25
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2014
Common Stock, par value $0.01 per share	235,184,765

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements, include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as the following:

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2014	2013
Revenue:
Product revenue	$1,449.1	$1,333.3
Service and other revenue	375.3	312.7
Total revenue	1,824.4	1,646.0
Costs and expenses:
Cost of product revenue	1,119.2	1,079.4
Cost of service and other revenue	284.3	227.8
Selling, general and administrative expense	182.8	170.8
Research and development expense	25.3	28.5
Total costs and expenses	1,611.6	1,506.5
Other income (expense), net	(1.1)	1.0
Income before net interest expense and income taxes	211.7	140.5
Net interest expense	(8.2)	(8.1)
Income before income taxes	203.5	132.4
Provision for income taxes	67.0	28.8
Net income	136.5	103.6
Net income attributable to noncontrolling interests	(1.3)	(1.2)
Net income attributable to FMC Technologies, Inc.	$135.2	$102.4
Earnings per share attributable to FMC Technologies, Inc. (Note 3):
Basic	$0.57	$0.43
Diluted	$0.57	$0.43
Weighted average shares outstanding (Note 3):
Basic	237.4	238.7
Diluted	237.8	239.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2014	2013
Net income	$136.5	$103.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	9.3	(29.1)
Net gains (losses) on hedging instruments:
Net losses arising during the period	(0.2)	(21.1)
Reclassification adjustment for net gains included in net income	(2.4)	(3.2)
Net losses on hedging instruments (2)	(2.6)	(24.3)
Pension and other post-retirement benefits:
Reclassification adjustment for amortization of prior service credit included in net income	(0.1)	(0.1)
Reclassification adjustment for amortization of net actuarial loss included in net income	2.8	5.2
Net pension and other post-retirement benefits (3)	2.7	5.1
Other comprehensive income (loss), net of tax	9.4	(48.3)
Comprehensive income	145.9	55.3
Comprehensive income attributable to noncontrolling interest	(1.3)	(1.2)
Comprehensive income attributable to FMC Technologies, Inc.	$144.6	$54.1
_______________________

(1)	Net of income tax (expense) benefit of $(1.0) and $2.5 for the three months ended March 31, 2014 and 2013, respectively.

(2)	Net of income tax (expense) benefit of $(3.8) and $5.6 for the three months ended March 31, 2014 and 2013, respectively.

(3)	Net of income tax (expense) benefit of $(1.9) and $(2.7) for the three months ended March 31, 2014 and 2013, respectively.
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
(In millions, except par value data)	(Unaudited)
Assets
Cash and cash equivalents	$290.3	$399.1
Trade receivables, net of allowances of $9.3 in 2014 and $7.4 in 2013	2,242.2	2,067.2
Inventories, net (Note 5)	983.6	980.4
Derivative financial instruments (Note 13)	110.3	165.9
Prepaid expenses	60.4	41.5
Deferred income taxes	50.9	59.1
Income taxes receivable	13.6	14.6
Other current assets	359.3	295.2
Total current assets	4,110.6	4,023.0
Investments	43.7	44.3
Property, plant and equipment, net of accumulated depreciation of $790.7 in 2014 and $770.2 in 2013	1,396.7	1,349.1
Goodwill	575.4	580.7
Intangible assets, net of accumulated amortization of $102.3 in 2014 and $97.3 in 2013	307.3	315.3
Deferred income taxes	32.8	36.9
Derivative financial instruments (Note 13)	66.8	68.5
Other assets	193.9	187.8
Total assets	$6,727.2	$6,605.6
Liabilities and equity
Short-term debt and current portion of long-term debt	$22.0	$42.5
Accounts payable, trade	707.7	750.7
Advance payments and progress billings	934.0	803.2
Accrued payroll	211.3	222.0
Derivative financial instruments (Note 13)	111.7	171.3
Income taxes payable	125.9	138.1
Current portion of accrued pension and other post-retirement benefits	11.0	11.0
Deferred income taxes	73.2	66.4
Other current liabilities	424.8	409.5
Total current liabilities	2,621.6	2,614.7
Long-term debt, less current portion (Note 7)	1,339.7	1,329.8
Accrued pension and other post-retirement benefits, less current portion	77.3	84.0
Derivative financial instruments (Note 13)	39.8	47.1
Deferred income taxes	87.4	90.3
Other liabilities	118.1	103.4
Commitments and contingent liabilities (Note 15)
Stockholders’ equity (Note 12):
Preferred stock, $0.01 par value, 12.0 shares authorized in 2014 and 2013; no shares issued in 2014 or 2013	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2014 and 2013; 286.3 shares issued in 2014 and 2013; 235.4 and 235.8 shares outstanding in 2014 and 2013, respectively	2.9	2.9
Common stock held in employee benefit trust, at cost; 0.2 shares in 2014 and 2013	(8.7)	(7.7)
Common stock held in treasury, at cost; 50.7 and 50.3 shares in 2014 and 2013, respectively	(1,231.5)	(1,196.6)
Capital in excess of par value of common stock	710.2	713.2
Retained earnings	3,281.3	3,146.1
Accumulated other comprehensive loss	(331.3)	(340.7)
Total FMC Technologies, Inc. stockholders’ equity	2,422.9	2,317.2
Noncontrolling interests	20.4	19.1
Total equity	2,443.3	2,336.3
Total liabilities and equity	$6,727.2	$6,605.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Three Months Ended
	March 31,
	2014	2013
Cash provided (required) by operating activities:
Net income	$136.5	$103.6
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	41.9	37.7
Amortization	12.2	11.3
Employee benefit plan and stock-based compensation costs	23.1	25.0
Deferred income tax provision	10.3	24.3
Unrealized loss (gain) on derivative instruments	0.8	(2.7)
Other	4.6	2.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(170.2)	(147.9)
Inventories, net	(14.7)	(45.8)
Accounts payable, trade	(51.0)	1.3
Advance payments and progress billings	124.0	80.2
Income taxes	(16.9)	(32.8)
Accrued pension and other post-retirement benefits, net	(14.0)	(12.3)
Other assets and liabilities, net	(34.8)	(77.8)
Cash provided (required) by operating activities	51.8	(33.8)
Cash provided (required) by investing activities:
Capital expenditures	(92.0)	(78.9)
Other	2.0	2.0
Cash required by investing activities	(90.0)	(76.9)
Cash provided (required) by financing activities:
Net decrease in short-term debt	(20.5)	(11.9)
Net increase in commercial paper	8.5	152.0
Proceeds from issuance of long-term debt	0.4	0.1
Repayments of long-term debt	(1.6)	(100.1)
Purchase of treasury stock	(45.8)	(27.0)
Payments related to taxes withheld on stock-based compensation	(12.1)	(16.0)
Excess tax benefits	1.9	6.9
Other	(0.8)	1.0
Cash provided (required) by financing activities	(70.0)	5.0
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.2
Decrease in cash and cash equivalents	(108.8)	(105.5)
Cash and cash equivalents, beginning of period	399.1	342.1
Cash and cash equivalents, end of period	$290.3	$236.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of FMC Technologies, Inc. and its consolidated subsidiaries (“FMC Technologies”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2013.
On February 25, 2011, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock. The stock split was completed in the form of a stock dividend; however, upon issuance of the common stock pursuant to the stock split, an amount equal to the aggregate par value of the additional shares of common stock issued was not reclassified from capital in excess of par value to common stock during the first quarter of 2011. This adjustment was made during the first quarter of 2014. All prior-year amounts have been revised to conform to the current year presentation. This adjustment had no overall effect on total equity and did not impact our overall financial position or results of operations for any period presented.
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
In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of the results that may be expected for the year ending December 31, 2014.
NOTE 2. RECENTLY ADOPTED ACCOUNTING STANDARDS
Effective January 1, 2014, we adopted Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” issued by the Financial Accounting Standards Board (“FASB”). This update requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the amended guidance, unrecognized tax benefits are netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the unrecognized tax benefits. The updated guidance is applied prospectively, effective January 1, 2014. The adoption of this update concerns presentation and disclosure only as it relates to our condensed consolidated financial statements.

Effective January 1, 2014, we adopted ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of
Disposals of Components of an Entity” issued by the FASB. This update changes the requirements of reporting discontinued operations. Under the amended guidance, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this update are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, with early adoption permitted. The adoption of this update concerns presentation and disclosure only as it relates to our condensed consolidated financial statements.

NOTE 3. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2014	2013
Net income attributable to FMC Technologies, Inc.	$135.2	$102.4
Weighted average number of shares outstanding	237.4	238.7
Dilutive effect of restricted stock units and stock options	0.4	0.7
Total shares and dilutive securities	237.8	239.4

Basic earnings per share attributable to FMC Technologies, Inc.	$0.57	$0.43
Diluted earnings per share attributable to FMC Technologies, Inc.	$0.57	$0.43

NOTE 4. ASSETS HELD FOR SALE
On March 20, 2014, we signed a definitive agreement with Syntron Material Handling, LLC, an affiliate of Levine Leichtman Capital Partners Private Capital Solutions II, L.P., pursuant to which we agreed to sell the equity interests of Technisys, Inc., a Utah corporation, and FMC Technologies Energy Holdings Ltd., a private limited liability company organized under the laws of Hong Kong, and assets primarily representing a product line of our material handling business (the “disposal group”).
The transaction is expected to be completed during the second quarter of 2014 and is subject to the satisfaction of certain conditions to closing, including the receipt of any applicable regulatory approvals. The disposal group is included in our Energy Infrastructure segment. As of March 31, 2014, the disposal group met the criteria to be classified as held for sale.
As of March 31, 2014, the major classes of assets and liabilities of the disposal group reported as held for sale and included in other current assets and other current liabilities on the accompanying condensed consolidated balance sheet are shown below:

(In millions)	March 31, 2014
Assets:
Trade receivables, net	$8.2
Inventories, net	11.3
Property, plant and equipment, net	5.0
Goodwill	5.9
Other assets	2.3
Assets held for sale	$32.7

Liabilities:
Accounts payable, trade	$5.4
Advance payments and progress billings	2.4
Other liabilities	4.1
Liabilities held for sale	$11.9

NOTE 5. INVENTORIES
Inventories consisted of the following:

(In millions)	March 31, 2014	December 31, 2013
Raw materials	$179.9	$186.3
Work in process	157.4	141.4
Finished goods	832.5	830.3
	1,169.8	1,158.0
LIFO and valuation adjustments	(186.2)	(177.6)
Inventories, net	$983.6	$980.4
NOTE 6. GOODWILL
The carrying amount of goodwill by business segment was as follows:

(In millions)	Subsea Technologies	Surface Technologies	Energy Infrastructure	Total
December 31, 2013	$396.9	$92.4	$91.4	$580.7
Material Handling divestiture (1)	—	—	(5.9)	(5.9)
Translation	2.4	(1.8)	—	0.6
March 31, 2014	$399.3	$90.6	$85.5	$575.4
_______________________

(1)	See additional disclosure in Note 4.
NOTE 7. DEBT
Long-term debt consisted of the following:

(In millions)	March 31, 2014	December 31, 2013
Commercial paper (1)	$509.9	$501.4
2.00% Notes due 2017	299.5	299.5
3.45% Notes due 2022	499.6	499.6
Term loan	26.9	25.9
Property financing	14.0	13.9
Total long-term debt	1,349.9	1,340.3
Less: current portion	(10.2)	(10.5)
Long-term debt, less current portion	$1,339.7	$1,329.8
 _______________________

(1)
At March 31, 2014, committed credit available under our revolving credit facility provided the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheet at March 31, 2014. As of March 31, 2014, our commercial paper borrowings had a weighted average interest rate of 0.31%.

NOTE 8. INCOME TAXES
Our income tax provisions for the three months ended March 31, 2014 and 2013, reflected effective tax rates of 33.2% and 21.9%, respectively. Excluding a retroactive benefit related to the American Taxpayer Relief Act of 2012 recorded in the three months ended March 31, 2013, our effective tax rate in the first quarter of 2013 was 27.1%. The year-over-year increase from this adjusted rate was primarily due to changes in U.S. and Norwegian tax law effective from 2014 and an unfavorable change in the forecasted country mix of earnings.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.
NOTE 9. WARRANTY OBLIGATIONS
Warranty cost and accrual information was as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Balance at beginning of period	$18.0	$15.4
Expense for new warranties	5.4	5.4
Adjustments to existing accruals	0.4	(1.3)
Claims paid	(4.9)	(6.0)
Balance at end of period	$18.9	$13.5
NOTE 10. PENSION AND OTHER POST-RETIREMENT BENEFITS
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2014		2013
(In millions)	U.S.	Int’l	U.S.	Int’l
Service cost	$3.4	$4.3	$4.3	$3.8
Interest cost	7.3	4.7	6.5	4.1
Expected return on plan assets	(11.6)	(7.6)	(11.0)	(6.0)
Amortization of actuarial loss (gain), net	3.1	1.7	6.7	1.3
Net periodic benefit cost	$2.2	$3.1	$6.5	$3.2

	Other Post-retirement Benefits
	Three Months Ended March 31,
(In millions)	2014	2013
Interest cost	$0.1	$0.1
Amortization of prior service cost (credit)	—	(0.2)
Amortization of actuarial loss (gain), net	(0.1)	—
Net periodic benefit cost	$—	$(0.1)

During the three months ended March 31, 2014, we contributed $0.1 million to our domestic pension benefit plans and $13.7 million to our international pension benefit plans.

NOTE 11. STOCK-BASED COMPENSATION
Under the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”), we have granted awards primarily in the form of nonvested stock units (also known as restricted stock units in the plan document). We recognize compensation expense for awards under the Plan and the corresponding income tax benefits. Stock-based compensation expense for nonvested stock units was $17.9 million and $13.3 million for the three months ended March 31, 2014 and 2013, respectively.
During the three months ended March 31, 2014, we granted the following restricted stock units to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value (per share)
Time-based	453
Performance-based	171	*
Market-based	86	*
Total granted	710		$50.63
_______________________

*	Assumes grant date expected payout
For current-year performance-based awards, actual payouts may vary from zero to 342 thousand shares, contingent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ending December 31, 2014. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.
For current-year market-based awards, actual payouts may vary from zero to 172 thousand shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return (“TSR”) for a three year period ending December 31, 2016. The payout for the TSR metric is determined based on our performance relative to the peer group, however a payout is possible regardless of whether our TSR for the three year period is positive or negative. If our TSR for the three years is not positive, the payout with respect to TSR is limited to the target previously established by the Compensation Committee of the Board of Directors. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.
NOTE 12. STOCKHOLDERS’ EQUITY
There were no cash dividends declared during the three months ended March 31, 2014 and 2013.
Repurchases of shares of common stock under our share repurchase program were as follows:

	Three Months Ended
	March 31,
(In millions, except share data)	2014	2013
Shares of common stock repurchased	898,729	570,000
Value of common stock repurchased	$45.8	$27.0
As of March 31, 2014, our Board of Directors had authorized 75.0 million shares of common stock under our share repurchase program, and approximately 12.0 million shares of common stock remained available for purchase, which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.
During the three months ended March 31, 2014, 0.5 million shares of common stock were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2013, 1.0 million shares of common stock were issued from treasury stock.

Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2013	$(204.3)	$31.9	$(168.3)	$(340.7)
Other comprehensive income (loss) before reclassifications, net of tax	9.3	(0.2)	—	9.1
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	(2.4)	2.7	0.3
Other comprehensive income (loss), net of tax	9.3	(2.6)	2.7	9.4
March 31, 2014	$(195.0)	$29.3	$(165.6)	$(331.3)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended
(In millions)	March 31, 2014	March 31, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statement of Income
Gains (losses) on hedging instruments
Foreign exchange contracts:	$(10.5)	$2.3	Revenue
	11.3	1.5	Cost of sales
	(0.1)	0.1	Selling, general and administrative expense
	0.7	3.9	Income before income taxes
	1.7	(0.7)	Income tax (expense) benefit
	$2.4	$3.2	Net income
Defined pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$(4.7)	$(8.0)	(a)
Amortization of prior service credit (cost)	0.1	0.2	(a)
	(4.6)	(7.8)	Income before income taxes
	1.9	2.7	Income tax (expense) benefit
	$(2.7)	$(5.1)	Net income
_______________________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 10 for additional details).

NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS
We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates. We hold the following types of derivative instruments:
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At March 31, 2014, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(98.9)	(43.8)
British pound	173.0	287.7
Canadian dollar	(142.9)	(129.7)
Chinese renminbi	94.8	15.3
Euro	200.4	276.3
Kuwaiti dinar	(5.9)	(20.8)
Malaysian ringgit	62.4	19.1
Norwegian krone	2,887.2	481.6
Russian ruble	(1,684.9)	(47.2)
Singapore dollar	159.8	126.9
Swedish krona	126.5	19.5
U.S. dollar	(991.4)	(991.4)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At March 31, 2014, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(55.9)	(24.7)
British pound	7.8	13.0
U.S. dollar	25.5	25.5
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

The following table of all outstanding derivative instruments is based on estimated fair value amounts that have been determined using available market information and commonly accepted valuation methodologies. Refer to Note 14 for further disclosures related to the fair value measurement process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts settle or mature.

	March 31, 2014		December 31, 2013
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$96.6	$98.8	$149.3	$152.5
Long-term – Derivative financial instruments	65.0	37.9	65.4	44.1
Total derivatives designated as hedging instruments	161.6	136.7	214.7	196.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	13.7	12.9	16.6	18.8
Long-term – Derivative financial instruments	1.8	1.9	3.1	3.0
Total derivatives not designated as hedging instruments	15.5	14.8	19.7	21.8
Total derivatives	$177.1	$151.5	$234.4	$218.4
We recognized an immaterial loss and $0.3 million of gain on cash flow hedges for the three months ended March 31, 2014 and 2013, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive gains of $29.2 million and $31.9 million at March 31, 2014, and December 31, 2013, respectively. We expect to transfer an approximate $7.8 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the end of 2016.

The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying condensed consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended March 31,
(In millions)	2014	2013
Foreign exchange contracts	$1.9	$(26.0)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,
(In millions)	2014	2013
Foreign exchange contracts:
Revenue	$(10.5)	$2.3
Cost of sales	11.3	1.5
Selling, general and administrative expense	(0.1)	0.1
Total	$0.7	$3.9

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
(In millions)	2014	2013
Foreign exchange contracts:
Revenue	$4.6	$4.9
Cost of sales	(3.7)	(2.9)
Total	$0.9	$2.0
Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally, forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended March 31,
(In millions)	2014	2013
Foreign exchange contracts:
Revenue	$(1.0)	$1.0
Cost of sales	0.5	(0.4)
Other income (expense), net	3.6	7.3
Total	$3.1	$7.9

Balance Sheet Offsetting—We execute derivative contracts only with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of March 31, 2014, and December 31, 2013, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	March 31, 2014			December 31, 2013
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$177.1	$(136.0)	$41.1	$234.4	$(198.5)	$35.9

	March 31, 2014			December 31, 2013
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$151.5	$(136.0)	$15.5	$218.4	$(198.5)	$19.9

NOTE 14. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2014				December 31, 2013
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$22.1	$22.1	$—	$—	$21.2	$21.2	$—	$—
Fixed income	13.3	13.3	—	—	13.2	13.2	—	—
Money market fund	2.8	—	2.8	—	3.8	—	3.8	—
Stable value fund	1.1	—	1.1	—	1.0	—	1.0	—
Other	2.5	2.5	—	—	2.4	2.4	—	—
Derivative financial instruments:
Foreign exchange contracts	177.1	—	177.1	—	234.4	—	234.4	—
Total assets	$218.9	$37.9	$181.0	$—	$276.0	$36.8	$239.2	$—
Liabilities
Derivative financial instruments:
Foreign exchange contracts	151.5	—	151.5	—	218.4	—	218.4	—
Contingent earn-out consideration	72.2	—	—	72.2	70.1	—	—	70.1
Total liabilities	$223.7	$—	$151.5	$72.2	$288.5	$—	$218.4	$70.1
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
See Note 13 for additional disclosure related to derivative financial instruments.
Multi Phase Meters contingent earn-out consideration—We determined the fair value of the contingent earn-out consideration using a discounted cash flow model. The key assumptions used in applying the income approach are the expected profitability and debt, net of cash, of the acquired company during the earn-out period and the discount rate which approximates our debt credit rating. The fair value measurement is based upon significant inputs not observable in the market. Changes in the value of the contingent earn-out consideration are recorded as cost of service and other revenue in our condensed consolidated statements of income.
Changes in the fair value of our Level 3 contingent earn-out consideration obligation were as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Balance at beginning of period	$70.1	$105.3
Remeasurement adjustment	1.3	—
Foreign currency translation adjustment	0.8	(5.4)
Balance at end of period	$72.2	$99.9
Fair value of debt—At March 31, 2014, the fair value, based on Level 1 quoted market rates, of our 2.00% Notes due 2017 and 3.45% Notes due 2022 (collectively, “Senior Notes”) was approximately $780.3 million as compared to the $800.0 million face value of the debt, net of issue discounts, recorded in the consolidated balance sheet.
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

NOTE 15. COMMITMENTS AND CONTINGENT LIABILITIES
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
During the three months ended March, 31, 2014, we entered into construction and operating lease agreements to finance the construction of manufacturing and office facilities on land purchased in 2012 and located in Houston, Texas. Upon expiration of the lease term, we have the option to renew the lease, purchase the facilities or re-market the facilities on behalf of the lessor, including certain guarantees of residual value under the re-marketing option.
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
Contingent liabilities associated with liquidated damages—Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately accrued for probable liquidated damages at March 31, 2014, and December 31, 2013, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows for the year ending December 31, 2014.

NOTE 16. BUSINESS SEGMENT INFORMATION
Beginning in the third quarter of 2013 and in conjunction with management’s efforts to accelerate the development and commercialization of subsea boosting technology for subsea markets, the results of direct drive systems technology development is now reported in Subsea Technologies. All prior-year information has been adjusted to reflect the current presentation.
Segment revenue and segment operating profit were as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Segment revenue
Subsea Technologies	$1,202.0	$1,093.3
Surface Technologies	479.5	421.7
Energy Infrastructure	145.6	134.3
Other revenue (1) and intercompany eliminations	(2.7)	(3.3)
Total revenue	1,824.4	1,646.0
Income before income taxes:
Segment operating profit:
Subsea Technologies	$141.7	$97.4
Surface Technologies	87.7	57.3
Energy Infrastructure	15.6	12.1
Intercompany eliminations	—	(0.2)
Total segment operating profit	245.0	166.6
Corporate items:
Corporate expense (2)	(14.9)	(10.3)
Other revenue (1) and other expense, net (3)	(19.7)	(17.0)
Net interest expense	(8.2)	(8.1)
Total corporate items	(42.8)	(35.4)
Income before income taxes attributable to FMC Technologies, Inc. (4)	$202.2	$131.2
 _______________________

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(2)	Corporate expense primarily includes corporate staff expenses.

(3)
Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(4)	Excludes net income attributable to noncontrolling interests.

Segment operating capital employed and assets were as follows:

(In millions)	March 31, 2014	December 31, 2013
Segment operating capital employed (1):
Subsea Technologies	$2,245.3	$2,126.3
Surface Technologies	1,147.3	1,139.1
Energy Infrastructure	370.0	345.4
Total segment operating capital employed	3,762.6	3,610.8
Segment liabilities included in total segment operating capital employed (2)	2,368.1	2,272.8
Corporate (3)	596.5	722.0
Total assets	$6,727.2	$6,605.6
Segment assets:
Subsea Technologies	$4,158.7	$3,923.6
Surface Technologies	1,499.9	1,484.0
Energy Infrastructure	503.6	496.4
Intercompany eliminations	(31.5)	(20.4)
Total segment assets	6,130.7	5,883.6
Corporate (3)	596.5	722.0
Total assets	$6,727.2	$6,605.6
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

NOTE 17. SUBSEQUENT EVENTS
On April 9, 2014, we made a payment related to the Multi Phase Meters earn-out obligation of $72.5 million. The payment represents the final earn-out obligation payment related to our acquisition of Multi Phase Meters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Outlook
Overall, management is optimistic about business activity for the remainder of 2014 as global economic growth continues to recover. While expectations of future energy demand remain closely tied to economic activity in major world economies, total world consumption of crude oil and liquid fuels is expected to increase in 2014. As a result, we currently expect crude oil prices to remain at a level that supports exploration and production activity, especially in subsea markets.
Our strong subsea project backlog as of March 31, 2014, combined with continued demand for subsea systems and services related to exploration and production activity, supports our expectations of improved results. Our mix of projects in subsea backlog continues to improve, and as a result, we continue to expect margin improvement throughout 2014. Despite market concern over increasing field development costs, our customers remain committed to their deepwater asset portfolios and are seeking solutions from subsea suppliers that will improve their productivity and profitability. We have standardized many aspects of subsea development which has helped several of our customers achieve high returns on some of the most challenging deepwater projects and accelerate first oil production. As additional customers look to achieve similar cost efficiencies, we expect these standardization practices to enable us to assist our customers’ pursuit of improved returns. In addition, our technology and experience in improving customer returns over the life of the field supports our pursuit of subsea processing and service technology development.
Regarding our surface technologies portfolio, the slowdown that began in the North American surface market in 2012, resulting from oversupply of equipment and lower natural gas prices, led to curtailed fracturing capacity expansion throughout most of 2013. In the first quarter of 2014, North American surface orders began to recover and benefited our first quarter 2014 results. While the sustainability of these orders is difficult to predict, our increased machinery capacity investments made in 2012 will allow us to take full advantage of any North American surface market improvements. Additionally, we initiated efforts to integrate our North American surface wellhead and completion service businesses to strengthen our market presence and service offerings.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31,		Change
(In millions, except %)	2014	2013	$	%
Revenue	$1,824.4	$1,646.0	178.4	10.8
Costs and expenses:
Cost of sales	1,403.5	1,307.2	96.3	7.4
Selling, general and administrative expense	182.8	170.8	12.0	7.0
Research and development expense	25.3	28.5	(3.2)	(11.2)
Total costs and expenses	1,611.6	1,506.5	105.1	7.0
Other income (expense), net	(1.1)	1.0	(2.1)	*
Net interest expense	(8.2)	(8.1)	(0.1)	(1.2)
Income before income taxes	203.5	132.4	71.1	53.7
Provision for income taxes	67.0	28.8	38.2	132.6
Net income	136.5	103.6	32.9	31.8
Net income attributable to noncontrolling interests	(1.3)	(1.2)	(0.1)	(8.3)
Net income attributable to FMC Technologies, Inc.	$135.2	$102.4	32.8	32.0
_______________________

*	Not meaningful
Revenue increased by $178.4 million in the first quarter of 2014 compared to the prior-year quarter. Revenue in the first quarter of 2014 included a $76.2 million unfavorable impact of foreign currency translation. The impact of the strong backlog entering 2014 and volume growth in our subsea services, particularly in the Gulf of Mexico, led to increased Subsea Technologies revenue year-over-year. Surface Technologies posted higher revenue during the first quarter of 2014 primarily due to increased sales of conventional wellhead systems in our Asia Pacific surface wellhead business and increased demand for our well service pumps and flowline products in our fluid control business.
Gross profit (revenue less cost of sales) increased as a percentage of sales to 23.1% in the first quarter of 2014, from 20.5% in the prior-year quarter. The improvement in gross profit as a percentage of sales was primarily due to our Western Region subsea business from higher margin project backlog conversion and higher volumes in subsea services particularly in the Gulf of Mexico. Additionally, Surface Technologies posted higher gross profit due to increased sales of conventional wellhead systems in our Asia Pacific surface wellhead business and increased demand for our well service pumps and flowline products in our fluid control business.
Selling, general and administrative expense increased $12.0 million year-over-year, resulting from severance charges taken in our Eastern Region subsea business, higher project tendering costs, and an increase in stock based compensation expense.
Our income tax provisions for the first quarter of 2014 and 2013 reflected effective tax rates of 33.2% and 21.9%, respectively. Excluding a retroactive benefit related to the American Taxpayer Relief Act of 2012 recorded in the first quarter of 2013, our effective tax rate for the first quarter of 2013 was 27.1%. The increase from this adjusted rate to our first quarter 2014 rate was primarily due to changes in U.S. and Norwegian tax law effective from 2014 and an unfavorable change in the forecasted country mix of earnings. Our effective tax rate can fluctuate depending on our country mix of earnings since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,531 million at March 31, 2014. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2014	2013	$	%
Revenue
Subsea Technologies	$1,202.0	$1,093.3	108.7	9.9
Surface Technologies	479.5	421.7	57.8	13.7
Energy Infrastructure	145.6	134.3	11.3	8.4
Other revenue and intercompany eliminations	(2.7)	(3.3)	0.6	*
Total revenue	$1,824.4	$1,646.0	178.4	10.8
Net income
Segment operating profit
Subsea Technologies	$141.7	$97.4	44.3	45.5
Surface Technologies	87.7	57.3	30.4	53.1
Energy Infrastructure	15.6	12.1	3.5	28.9
Intercompany eliminations	—	(0.2)	0.2	*
Total segment operating profit	245.0	166.6	78.4	47.1
Corporate items
Corporate expense	(14.9)	(10.3)	(4.6)	(44.7)
Other revenue and other expense, net	(19.7)	(17.0)	(2.7)	(15.9)
Net interest expense	(8.2)	(8.1)	(0.1)	(1.2)
Total corporate items	(42.8)	(35.4)	(7.4)	(20.9)
Income before income taxes	202.2	131.2	71.0	54.1
Provision for income taxes	67.0	28.8	(38.2)	(132.6)
Net income attributable to FMC Technologies, Inc.	$135.2	$102.4	32.8	32.0
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt, income taxes and other revenue and other expense, net.

Subsea Technologies
Subsea Technologies revenue increased $108.7 million year-over-year. Revenue for the first quarter of 2014 included a $68.9 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $177.6 million year-over-year. Subsea Technologies revenue is primarily impacted by the amount of beginning backlog entering the period and the rates of backlog conversion. Our subsea revenue increase year-over-year was led by our Western Region business from project backlog conversion as well as revenue growth in our subsea services particularly in the Gulf of Mexico. We entered 2014 with solid subsea backlog and continued to have strong subsea systems and service order activity during the first quarter of 2014, including a subsea systems order with a potential value of $720 million for Eni’s Jangkrik project and a subsea systems order with an estimated value of $322 million for BP’s Shah Deniz Stage 2 project.

Subsea Technologies operating profit in the first quarter of 2014 totaled $141.7 million, or 11.8% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 8.9%. The margin improvement was primarily driven by our Western Region subsea business from higher margin project backlog conversion and higher volumes in subsea services particularly in the Gulf of Mexico. Operating profit for the first quarter of 2014 included a $9.1 million unfavorable impact of foreign currency translation.

Surface Technologies
Surface Technologies revenue increased $57.8 million year-over-year. The increase in revenue was primarily driven by our surface wellhead business in the Asia Pacific region due to conventional wellhead system sales and our fluid control business from increased demand for our well service pumps and flowline products in the first quarter of 2014.
Surface Technologies operating profit in the first quarter of 2014 totaled $87.7 million, or 18.3% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 13.6%. The margin improvement was primarily driven by the following:

•	Surface Wellhead - 2.9 percentage point increase due to strong sales growth in the Asia Pacific region from higher margin projects;

•	Fluid Control - 2.2 percentage point increase due to increased volumes in our well service pumps and flowline products; and

•	Completion Services - 1.2 percentage point decrease due to increased operating costs and pricing pressures in the Canadian market as well as increased research and development expense.

Energy Infrastructure
Energy Infrastructure revenue increased $11.3 million year-over-year. The increase was driven by measurement solutions business related to increased activity in the U.S. shale markets.
Energy Infrastructure operating profit in the first quarter of 2014 totaled $15.6 million, or 10.7% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 9.0%. The margin improvement was primarily driven by the following:

•	Loading Systems - 1.4 percentage point increase due to higher margin offshore loading arm projects; and

•	Measurement Solutions - 0.7 percentage point increase due to higher volumes related to increased activity in the U.S. shale markets and cost containment initiatives.
Corporate Items
Our corporate items reduced earnings $42.8 million in the first quarter of 2014, compared to $35.4 million in the first quarter of 2013. The year-over-year increase primarily reflected the following:

•	unfavorable variance related to stock-based compensation expense, primarily from the accelerated vesting of awards for retirement eligible grantees, of $4.6 million; and an

•	unfavorable variance related to higher corporate staffing expenses of $4.6 million.

Inbound Orders and Order Backlog
Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2014	2013
Subsea Technologies	$1,918.8	$1,194.1
Surface Technologies	527.3	448.9
Energy Infrastructure	141.3	132.8
Intercompany eliminations and other	—	(11.4)
Total inbound orders	$2,587.4	$1,764.4

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation positively affected backlog by $81.1 million and negatively affected backlog by $69.5 million for the three months ended March 31, 2014, and 2013, respectively.

	Order Backlog
(In millions)	March 31, 2014	December 31, 2013	March 31, 2013
Subsea Technologies	$6,786.6	$5,988.8	$4,621.7
Surface Technologies	789.5	742.4	522.3
Energy Infrastructure	285.0	288.4	291.4
Intercompany eliminations	(18.9)	(21.4)	(8.6)
Total order backlog	$7,842.2	$6,998.2	$5,426.8
Order backlog for Subsea Technologies at March 31, 2014, increased by $797.8 million compared to December 31, 2013. Subsea Technologies backlog of $6.8 billion at March 31, 2014, was composed of various subsea projects, including BP’s Mad Dog Phase 2 and Shah Deniz Stage 2; Chevron’s Wheatstone; CNR International’s Baobab Field Phase 3; Eni’s Jangkrik; ExxonMobil’s Hibernia Southern Extension and Julia; Petrobras’ tree frame agreement and pre-salt tree and manifold award; Shell’s Prelude, BC-10 Phase 3 and Stones; Statoil’s Gullfaks Rimfaksdalen and Snorre B Platform Workover System; Total’s Egina; and Tullow Ghana’s TEN.
Surface Technologies order backlog at March 31, 2014, increased by $47.1 million compared to December 31, 2013. The increase was due to strong inbound orders in our Middle East and Europe wellhead business as well as our fluid control business.
Energy Infrastructure order backlog at March 31, 2014, decreased by $3.4 million compared to December 31, 2013, driven primarily by a decrease in backlog in our loading systems, material handling and automation and control businesses, partially offset by an increase in backlog in our separation systems and measurement solutions businesses.

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

(In millions)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$290.3	$399.1
Short-term debt and current portion of long-term debt	(22.0)	(42.5)
Long-term debt, less current portion	(1,339.7)	(1,329.8)
Net debt	$(1,071.4)	$(973.2)
The change in our net debt position was primarily due to capital expenditures and repurchases of common stock, partially offset by higher cash generated from operations.
Cash Flows
We generated $51.8 million and used $33.8 million in cash flows from operating activities during the three months ended March 31, 2014 and 2013, respectively. The increase in cash flows from operating activities year-over-year was primarily due to higher income from operations and changes in our working capital driven by our portfolio of projects year-over-year. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. During the first three months of 2014, we received increased advance payments related to projects which positively impacted our working capital position as compared to the prior-year period.
During the three months ended March 31, 2014, cash flows required by investing activities totaled $90.0 million, primarily consisting of amounts required to fund capital expenditures which reflected our investment in capacity expansion and equipment upgrades.
Financing activities used $70.0 million and generated $5.0 million in cash flows during the three months ended March 31, 2014 and 2013, respectively. The change in cash flows from financing activities was due to a reduction in our overall debt and increased treasury stock repurchases during the first quarter of 2014 when compared to the prior-year quarter.

Debt and Liquidity
Senior Notes—Refer to Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for information related to our Senior Notes.
Credit Facility—The following is a summary of our revolving credit facility at March 31, 2014:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$1,500.0	$—	$509.9	$6.0	$984.1	March 2017
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $509.9 million of commercial paper issued under our facility at March 31, 2014. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at March 31, 2014.
As of March 31, 2014, we were in compliance with all restrictive covenants under our revolving credit facility.
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
Outlook
Historically, we have generated our capital resources primarily through operations and, when needed, through our credit facility. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and access to capital markets. On April 9, 2014, we made a payment related to the Multi Phase Meters earn-out obligation of $72.5 million. The payment represents the final earn-out obligation payment related to our acquisition.
We project spending approximately $400 million in 2014 for capital expenditures, largely towards our subsea expansion and related growth of our subsea service offerings. During the remainder of 2014, we expect to make contributions of approximately $8.9 million and $7.3 million to our domestic and international pension plans, respectively. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Further, we expect to continue our stock repurchases authorized by our Board of Directors, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.
We have $984.1 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase in response to market demand. We continue to evaluate acquisitions, divestitures and joint ventures that meet our strategic priorities. Our intent is to maintain a level of financing sufficient to meet these objectives. During the second quarter of 2014, we expect to complete the divestiture of certain equity interests and assets primarily representing a product line of our material handling business. See additional information about the divestiture and the related assets held for sale as of March 31, 2014 in Note 4 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion of our critical accounting estimates. During the three months ended March 31, 2014, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS
Management believes that recently issued accounting standards, which are not yet effective, will not have a material impact on our condensed consolidated financial statements upon adoption.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, for quantitative and qualitative disclosures about market risk. There have been no material changes in our exposures to market risk since December 31, 2013.
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2014, and under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, we have concluded as of March 31, 2014, that our disclosure controls and procedures were:

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

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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
ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes or updates in our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended March 31, 2014.
The following table summarizes repurchases of our common stock during the three months ended March 31, 2014.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2014—January 31, 2014	160,340	$51.14	150,000	12,737,604
February 1, 2014—February 28, 2014	142,790	$49.78	137,000	12,600,604
March 1, 2014—March 31, 2014	616,729	$51.22	611,729	11,988,875
Total	919,859	$50.98	898,729	11,988,875
 _______________________

(a)
Represents 898,729 shares of common stock repurchased and held in treasury and 21,130 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 2,340 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended March 31, 2014.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q for the period ended March 31, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FMC Technologies, Inc.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)
Date: April 25, 2014

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

4.2.b	Form of 2.00% Senior Notes dues 2017 (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).
4.2.c
Second Supplemental Indenture, dated September 21, 2012 between FMC Technologies, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).

4.2.d	Form of 3.45% Senior Notes dues 2022 (incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).
10.1
Form of Grant Agreement for Long Term Incentive Restricted Stock Grant Pursuant to the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on March 14, 2014) (File No. 001-16489).

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