Form 10-Q
period 2014-06-30
FMC TECHNOLOGIES INC
filed 2014-07-25
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2014
Common Stock, par value $0.01 per share	234,857,431

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as well as the following:

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2014	2013	2014	2013
Revenue:
Product revenue	$1,590.4	$1,366.2	$3,039.5	$2,699.5
Service and other revenue	394.9	341.7	770.2	654.4
Total revenue	1,985.3	1,707.9	3,809.7	3,353.9
Costs and expenses:
Cost of product revenue	1,227.2	1,094.8	2,346.4	2,174.2
Cost of service and other revenue	280.6	255.3	564.9	483.1
Selling, general and administrative expense	188.4	172.1	371.2	342.9
Research and development expense	29.4	29.2	54.7	57.7
Total costs and expenses	1,725.6	1,551.4	3,337.2	3,057.9
Gain on sale of Material Handling Products (Note 4)	85.6	—	85.6	—
Other income (expense), net	(1.6)	0.2	(2.7)	1.2
Income before net interest expense and income taxes	343.7	156.7	555.4	297.2
Net interest expense	(8.3)	(8.8)	(16.5)	(16.9)
Income before income taxes	335.4	147.9	538.9	280.3
Provision for income taxes	107.7	41.4	174.7	70.2
Net income	227.7	106.5	364.2	210.1
Net income attributable to noncontrolling interests	(1.4)	(1.3)	(2.7)	(2.5)
Net income attributable to FMC Technologies, Inc.	$226.3	$105.2	$361.5	$207.6
Earnings per share attributable to FMC Technologies, Inc. (Note 3):
Basic	$0.96	$0.44	$1.53	$0.87
Diluted	$0.95	$0.44	$1.52	$0.87
Weighted average shares outstanding (Note 3):
Basic	236.7	238.3	237.0	238.4
Diluted	237.2	239.3	237.5	239.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Net income	$227.7	$106.5	$364.2	$210.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	7.1	(49.9)	16.4	(79.0)
Net gains (losses) on hedging instruments:
Net gains (losses) arising during the period	(8.2)	14.9	(8.4)	(6.2)
Reclassification adjustment for net losses (gains) included in net income	(4.5)	2.1	(6.9)	(1.1)
Net gains (losses) on hedging instruments (2)	(12.7)	17.0	(15.3)	(7.3)
Pension and other post-retirement benefits:
Reclassification adjustment for amortization of prior service credit included in net income	—	(0.1)	(0.1)	(0.2)
Reclassification adjustment for amortization of net actuarial loss included in net income	3.2	5.0	6.0	10.2
Net pension and other post-retirement benefits (3)	3.2	4.9	5.9	10.0
Other comprehensive income (loss), net of tax	(2.4)	(28.0)	7.0	(76.3)
Comprehensive income	225.3	78.5	371.2	133.8
Comprehensive income attributable to noncontrolling interest	(1.4)	(1.3)	(2.7)	(2.5)
Comprehensive income attributable to FMC Technologies, Inc.	$223.9	$77.2	$368.5	$131.3
_______________________

(1)
Net of income tax (expense) benefit of $(0.2) and $(0.5) for the three months ended June 30, 2014 and 2013, respectively, and $(1.2) and $2.0 for the six months ended June 30, 2014 and 2013, respectively.

(2)
Net of income tax (expense) benefit of $2.9 and $8.4 for the three months ended June 30, 2014 and 2013, respectively, and $(0.9) and $14.0 for the six months ended June 30, 2014 and 2013, respectively.

(3)
Net of income tax (expense) benefit of $(1.5) and $(2.7) for the three months ended June 30, 2014 and 2013, respectively, and $(3.4) and $(5.4) for the six months ended June 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
(In millions, except par value data)	(Unaudited)
Assets
Cash and cash equivalents	$382.2	$399.1
Trade receivables, net of allowances of $9.6 in 2014 and $7.4 in 2013	2,120.0	2,067.2
Inventories, net (Note 5)	1,025.7	980.4
Derivative financial instruments (Note 12)	116.8	165.9
Prepaid expenses	68.4	41.5
Deferred income taxes	55.0	59.1
Income taxes receivable	18.8	14.6
Other current assets	315.1	295.2
Total current assets	4,102.0	4,023.0
Investments	40.3	44.3
Property, plant and equipment, net of accumulated depreciation of $825.5 in 2014 and $770.2 in 2013	1,444.1	1,349.1
Goodwill	576.7	580.7
Intangible assets, net of accumulated amortization of $108.7 in 2014 and $97.3 in 2013	302.1	315.3
Deferred income taxes	35.5	36.9
Derivative financial instruments (Note 12)	51.7	68.5
Other assets	201.6	187.8
Total assets	$6,754.0	$6,605.6
Liabilities and equity
Short-term debt and current portion of long-term debt	$20.8	$42.5
Accounts payable, trade	711.9	750.7
Advance payments and progress billings	859.3	803.2
Accrued payroll	251.3	222.0
Derivative financial instruments (Note 12)	108.1	171.3
Income taxes payable	108.3	138.1
Current portion of accrued pension and other post-retirement benefits	3.5	11.0
Deferred income taxes	77.3	66.4
Other current liabilities	364.0	409.5
Total current liabilities	2,504.5	2,614.7
Long-term debt, less current portion (Note 6)	1,289.0	1,329.8
Accrued pension and other post-retirement benefits, less current portion	79.7	84.0
Derivative financial instruments (Note 12)	37.7	47.1
Deferred income taxes	85.9	90.3
Other liabilities	107.4	103.4
Commitments and contingent liabilities (Note 14)
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value, 12.0 shares authorized in 2014 and 2013; no shares issued in 2014 or 2013	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2014 and 2013; 286.3 shares issued in 2014 and 2013; 234.9 and 235.8 shares outstanding in 2014 and 2013, respectively	2.9	2.9
Common stock held in employee benefit trust, at cost; 0.2 shares in 2014 and 2013	(7.5)	(7.7)
Common stock held in treasury, at cost; 51.2 and 50.3 shares in 2014 and 2013, respectively	(1,257.2)	(1,196.6)
Capital in excess of par value of common stock	720.0	713.2
Retained earnings	3,505.9	3,146.1
Accumulated other comprehensive loss	(333.7)	(340.7)
Total FMC Technologies, Inc. stockholders’ equity	2,630.4	2,317.2
Noncontrolling interests	19.4	19.1
Total equity	2,649.8	2,336.3
Total liabilities and equity	$6,754.0	$6,605.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Six Months Ended
	June 30,
	2014	2013
Cash provided (required) by operating activities:
Net income	$364.2	$210.1
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	84.8	76.7
Amortization	27.7	24.4
Employee benefit plan and stock-based compensation costs	39.7	48.9
Deferred income tax provision	5.4	58.4
Unrealized loss on derivative instruments	6.5	2.3
Gain on sale of Material Handling Products	(85.6)	—
Other	6.7	13.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(42.9)	(68.7)
Inventories, net	(59.2)	(90.1)
Accounts payable, trade	(31.1)	0.4
Advance payments and progress billings	53.6	206.5
Income taxes	(33.1)	(77.2)
Payment of Multi Phase Meters earn-out consideration	(41.5)	(32.2)
Accrued pension and other post-retirement benefits, net	(23.8)	(30.0)
Other assets and liabilities, net	(35.6)	(71.3)
Cash provided by operating activities	235.8	271.6
Cash provided (required) by investing activities:
Capital expenditures	(180.0)	(156.7)
Proceeds from sale of Material Handling Products, net of cash divested	106.8	—
Other	2.4	2.7
Cash required by investing activities	(70.8)	(154.0)
Cash provided (required) by financing activities:
Net decrease in short-term debt	(20.9)	(24.1)
Net decrease in commercial paper	(43.5)	(19.1)
Repayments of long-term debt	(2.6)	(62.8)
Purchase of treasury stock	(72.0)	(49.0)
Payment of Multi Phase Meters earn-out consideration	(31.0)	(25.1)
Payments related to taxes withheld on stock-based compensation	(12.2)	(16.1)
Excess tax benefits	1.9	7.4
Other	(2.0)	(0.4)
Cash required by financing activities	(182.3)	(189.2)
Effect of exchange rate changes on cash and cash equivalents	0.4	(2.9)
Decrease in cash and cash equivalents	(16.9)	(74.5)
Cash and cash equivalents, beginning of period	399.1	342.1
Cash and cash equivalents, end of period	$382.2	$267.6
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
On February 25, 2011, our Board of Directors approved a stock split of our outstanding shares of common stock. The stock split was completed in the form of a stock dividend; however, upon issuance of the common stock pursuant to the stock split, an amount equal to the aggregate par value of the additional shares of common stock issued was not reclassified from capital in excess of par value to common stock during the first quarter of 2011. This adjustment was made during the first quarter of 2014. All prior-year amounts have been revised to conform to the current year presentation. This adjustment had no overall effect on total equity and did not impact our overall financial position or results of operations for any period presented.
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

NOTE 3. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2014	2013	2014	2013
Net income attributable to FMC Technologies, Inc.	$226.3	$105.2	$361.5	$207.6
Weighted average number of shares outstanding	236.7	238.3	237.0	238.4
Dilutive effect of restricted stock units and stock options	0.5	1.0	0.5	0.9
Total shares and dilutive securities	237.2	239.3	237.5	239.3

Basic earnings per share attributable to FMC Technologies, Inc.	$0.96	$0.44	$1.53	$0.87
Diluted earnings per share attributable to FMC Technologies, Inc.	$0.95	$0.44	$1.52	$0.87

NOTE 4. SALE OF MATERIAL HANDLING PRODUCTS
On April 30, 2014, we completed the sale of our equity interests of Technisys, Inc., a Utah corporation, and FMC Technologies Energy Holdings Ltd., a private limited liability company organized under the laws of Hong Kong, and assets primarily representing a product line of our material handling business (“Material Handling Products”) to Syntron Material Handling, LLC, an affiliate of Levine Leichtman Capital Partners Private Capital Solutions II, L.P. Material Handling Products was historically reported in our Energy Infrastructure segment. We recognized a pretax gain of $85.6 million on the sale during the three months ended June 30, 2014.
NOTE 5. INVENTORIES
Inventories consisted of the following:

(In millions)	June 30, 2014	December 31, 2013
Raw materials	$184.4	$186.3
Work in process	182.9	141.4
Finished goods	848.7	830.3
	1,216.0	1,158.0
LIFO and valuation adjustments	(190.3)	(177.6)
Inventories, net	$1,025.7	$980.4

NOTE 6. DEBT
Long-term debt consisted of the following:

(In millions)	June 30, 2014	December 31, 2013
Commercial paper (1)	$457.9	$501.4
2.00% Notes due 2017	299.5	299.5
3.45% Notes due 2022	499.7	499.6
Term loan	27.6	25.9
Property financing	14.3	13.9
Total long-term debt	1,299.0	1,340.3
Less: current portion	(10.0)	(10.5)
Long-term debt, less current portion	$1,289.0	$1,329.8
 _______________________

(1)
Committed credit available under our revolving credit facility provided the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheet at June 30, 2014 and December 31, 2013. As of June 30, 2014, our commercial paper borrowings had a weighted average interest rate of 0.31%.

NOTE 7. INCOME TAXES
Our income tax provisions for the three months ended June 30, 2014 and 2013, reflected effective tax rates of 32.2% and 28.2%, respectively. The year-over-year increase was primarily due to changes in U.S. and Norwegian tax law effective from 2014, an unfavorable change in the forecasted country mix of earnings and the tax impact related to the gain on sale of the Material Handling Products business.
Our income tax provisions for the six months ended June 30, 2014 and 2013, reflected effective tax rates of 32.6% and 25.3%, respectively. Excluding a retroactive benefit related to the American Taxpayer Relief Act of 2012 recorded in the first quarter of 2013, our effective tax rate for the six months ended June 30, 2013 was 27.7%. The year-over-year increase from this adjusted rate was primarily due to changes in U.S. and Norwegian tax law effective from 2014 and an unfavorable change in the forecasted country mix of earnings.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.
NOTE 8. WARRANTY OBLIGATIONS
Warranty cost and accrual information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Balance at beginning of period	$18.9	$13.5	$18.0	$15.4
Expense for new warranties	5.5	8.5	10.9	13.9
Adjustments to existing accruals	0.2	1.9	0.6	0.6
Claims paid	(5.2)	(8.0)	(10.1)	(14.0)
Balance at end of period	$19.4	$15.9	$19.4	$15.9

NOTE 9. PENSION AND OTHER POST-RETIREMENT BENEFITS
In October 2009, the Board of Directors amended the U.S. Qualified and Non-Qualified Defined Benefit Pension Plans (“U.S. Pension Plans”) to freeze participation in the U.S. Pension Plans for all new nonunion employees hired on or after January 1, 2010, and current nonunion employees with less than five years of vesting service as of December 31, 2009 (“frozen participants”). The Company amended the U.S. Qualified Pension Plan, and effective June 1, 2014, the assets and liabilities attributable to participants who are (i) either frozen participants or participants that had terminated service and subsequently became re-employed on or after January 1, 2010, and (ii) active employees of FMC Technologies as of June 1, 2014 were transferred from the U.S. Qualified Pension Plan to the FMC Technologies, Inc. Frozen Retirement Plan (“Frozen Plan”). As of June 1, 2014, the benefits under the Frozen Plan were actuarially equivalent to the benefits each participant would have received under the U.S. Qualified Pension Plan.
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$3.5	$4.3	$4.0	$3.6	$6.9	$8.6	$8.3	$7.4
Interest cost	7.3	4.7	6.4	4.0	14.6	9.4	12.9	8.1
Expected return on plan assets	(11.6)	(7.7)	(9.8)	(5.8)	(23.2)	(15.3)	(20.8)	(11.8)
Amortization of prior service cost (credit)	—	0.1	—	—	—	0.1	—	—
Amortization of actuarial loss (gain), net	3.0	1.7	6.7	1.3	6.1	3.4	13.4	2.6
Net periodic benefit cost	$2.2	$3.1	$7.3	$3.1	$4.4	$6.2	$13.8	$6.3

	Other Post-retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Interest cost	$0.1	$—	$0.2	$0.1
Amortization of prior service cost (credit)	—	—	—	(0.2)
Amortization of actuarial loss (gain), net	—	(0.1)	(0.1)	(0.1)
Net periodic benefit cost	$0.1	$(0.1)	$0.1	$(0.2)

During the six months ended June 30, 2014, we contributed $8.0 million to our domestic pension benefit plans and $15.5 million to our international pension benefit plans.

NOTE 10. STOCK-BASED COMPENSATION
Under the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”), we have primarily granted awards in the form of nonvested stock units (also known as restricted stock units in the plan document). We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Stock-based compensation expense for nonvested stock units was $9.9 million and $13.2 million for the three months ended June 30, 2014 and 2013, respectively, and $27.8 million and $26.5 million for the six months ended June 30, 2014 and 2013, respectively.
During the six months ended June 30, 2014, we granted the following restricted stock units to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value (per share)
Time-based	455
Performance-based	171	*
Market-based	86	*
Total granted	712		$50.64
_______________________

*	Assumes grant date expected payout
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
NOTE 11. STOCKHOLDERS’ EQUITY
There were no cash dividends declared during the three and six months ended June 30, 2014 and 2013.
Repurchases of shares of common stock under our share repurchase program were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except share data)	2014	2013	2014	2013
Shares of common stock repurchased	470,600	404,096	1,369,329	974,096
Value of common stock repurchased	$26.2	$22.0	$72.0	$49.0
As of June 30, 2014, our Board of Directors had authorized 75.0 million shares of common stock under our share repurchase program, and approximately 11.5 million shares of common stock remained available for purchase, which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.
During the six months ended June 30, 2014, 0.5 million shares of common stock were issued from treasury stock in connection with our stock-based compensation plan. During the year ended December 31, 2013, 1.0 million shares of common stock were issued from treasury stock.

Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2013	$(204.3)	$31.9	$(168.3)	$(340.7)
Other comprehensive income (loss) before reclassifications, net of tax	16.4	(8.4)	—	8.0
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	(6.9)	5.9	(1.0)
Other comprehensive income (loss), net of tax	16.4	(15.3)	5.9	7.0
June 30, 2014	$(187.9)	$16.6	$(162.4)	$(333.7)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statement of Income
Gains (losses) on hedging instruments
Foreign exchange contracts:	$(4.3)	$(3.8)	$(14.8)	$(1.5)	Revenue
	9.0	1.5	20.3	3.0	Cost of sales
	0.1	—	—	0.1	Selling, general and administrative expense
	4.8	(2.3)	5.5	1.6	Income before income taxes
	(0.3)	0.2	1.4	(0.5)	Income tax (expense) benefit
	$4.5	$(2.1)	$6.9	$1.1	Net income
Defined pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$(4.6)	$(7.7)	$(9.3)	$(15.7)	(a)
Amortization of prior service credit (cost)	—	0.1	0.1	0.3	(a)
	(4.6)	(7.6)	(9.2)	(15.4)	Income before income taxes
	1.4	2.7	3.3	5.4	Income tax (expense) benefit
	$(3.2)	$(4.9)	$(5.9)	$(10.0)	Net income
_______________________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 9 for additional details).

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS
We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates. We hold the following types of derivative instruments:
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At June 30, 2014, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	26.8	25.2
Brazilian real	(104.6)	(47.6)
British pound	196.6	335.2
Canadian dollar	(136.5)	(127.9)
Euro	181.0	247.3
Kuwaiti dinar	(6.1)	(21.5)
Norwegian krone	2,154.2	350.2
Russian ruble	(819.7)	(24.4)
Singapore dollar	119.1	95.4
Swedish krona	149.0	22.2
U.S. dollar	(856.5)	(856.5)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At June 30, 2014, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(92.1)	(41.9)
British pound	6.6	11.2
Euro	(11.4)	(15.6)
U.S. dollar	31.0	31.0
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

	June 30, 2014		December 31, 2013
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$96.3	$88.1	$149.3	$152.5
Long-term – Derivative financial instruments	49.3	36.0	65.4	44.1
Total derivatives designated as hedging instruments	145.6	124.1	214.7	196.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	20.5	20.0	16.6	18.8
Long-term – Derivative financial instruments	2.4	1.7	3.1	3.0
Total derivatives not designated as hedging instruments	22.9	21.7	19.7	21.8
Total derivatives	$168.5	$145.8	$234.4	$218.4
We recognized losses of $0.5 million and $0.3 million on cash flow hedges for the three months ended June 30, 2014 and 2013, respectively, and losses of $0.5 million and nil for the six months ended June 30, 2014 and 2013, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in accumulated other comprehensive gains of $16.6 million and $31.9 million at June 30, 2014, and December 31, 2013, respectively. We expect to transfer an approximate $7.3 million gain from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the end of 2016.

The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying condensed consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Foreign exchange contracts	$(10.8)	$6.3	(8.9)	(19.7)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Foreign exchange contracts:
Revenue	$(4.3)	$(3.8)	$(14.8)	$(1.5)
Cost of sales	9.0	1.5	20.3	3.0
Selling, general and administrative expense	0.1	—	—	0.1
Total	$4.8	$(2.3)	$5.5	$1.6

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Foreign exchange contracts:
Revenue	$4.1	$(4.4)	$8.7	$0.5
Cost of sales	(9.4)	(1.3)	(13.1)	(4.2)
Total	$(5.3)	$(5.7)	$(4.4)	$(3.7)
Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally, forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Foreign exchange contracts:
Revenue	$(1.0)	$0.1	$(2.0)	$1.1
Cost of sales	(0.2)	(0.2)	0.3	(0.6)
Other income (expense), net	(5.9)	(7.0)	(2.3)	0.3
Total	$(7.1)	$(7.1)	$(4.0)	$0.8

Balance Sheet Offsetting—We execute derivative contracts only with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of June 30, 2014, and December 31, 2013, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	June 30, 2014			December 31, 2013
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$168.5	$(125.8)	$42.7	$234.4	$(198.5)	$35.9

	June 30, 2014			December 31, 2013
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$145.8	$(125.8)	$20.0	$218.4	$(198.5)	$19.9

NOTE 13. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2014				December 31, 2013
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$21.9	$21.9	$—	$—	$21.2	$21.2	$—	$—
Fixed income	9.1	9.1	—	—	13.2	13.2	—	—
Money market fund	4.1	—	4.1	—	3.8	—	3.8	—
Stable value fund	0.7	—	0.7	—	1.0	—	1.0	—
Other	2.4	2.4	—	—	2.4	2.4	—	—
Derivative financial instruments:
Foreign exchange contracts	168.5	—	168.5	—	234.4	—	234.4	—
Total assets	$206.7	$33.4	$173.3	$—	$276.0	$36.8	$239.2	$—
Liabilities
Derivative financial instruments:
Foreign exchange contracts	145.8	—	145.8	—	218.4	—	218.4	—
Contingent earn-out consideration	0.7	—	—	0.7	70.1	—	—	70.1
Total liabilities	$146.5	$—	$145.8	$0.7	$288.5	$—	$218.4	$70.1
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
Multi Phase Meters contingent earn-out consideration—We determined the fair value of the contingent earn-out consideration using a discounted cash flow model. The key assumptions used in applying the income approach were the expected profitability and debt, net of cash, of the acquired company during the earn-out period and the discount rate which approximates our debt credit rating. The fair value measurement was based upon significant inputs not observable in the market. Changes in the value of the contingent earn-out consideration were recorded as cost of service and other revenue in our condensed consolidated statements of income.
Changes in the fair value of our Level 3 contingent earn-out consideration obligation were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Balance at beginning of period	$72.2	$99.9	$70.1	$105.3
Remeasurement adjustment	0.7	9.1	2.0	9.1
Payment	(72.5)	(57.3)	(72.5)	(57.3)
Foreign currency translation adjustment	0.3	(1.2)	1.1	(6.6)
Balance at end of period	$0.7	$50.5	$0.7	$50.5
Fair value of debt—At June 30, 2014, the fair value, based on Level 1 quoted market rates, of our 2.00% Notes due 2017 and 3.45% Notes due 2022 (collectively, “Senior Notes”) was approximately $800.1 million as compared to the $800.0 million face value of the debt, net of issue discounts, recorded in the consolidated balance sheet.
Other fair value disclosures—The carrying amounts of cash and cash equivalents, trade receivables, accounts payable, short-term debt, commercial paper, debt associated with our term loan, as well as amounts included in other current assets and other current liabilities that meet the definition of financial instruments, approximate fair value.
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
Contingent liabilities associated with liquidated damages—Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately accrued for probable liquidated damages at June 30, 2014, and December 31, 2013, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows for the year ending December 31, 2014.

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
Segment revenue and segment operating profit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Segment revenue
Subsea Technologies	$1,328.6	$1,123.7	$2,530.6	$2,217.0
Surface Technologies	510.9	440.2	990.4	861.9
Energy Infrastructure	149.2	157.9	294.7	292.2
Other revenue (1) and intercompany eliminations	(3.4)	(13.9)	(6.0)	(17.2)
Total revenue	$1,985.3	$1,707.9	$3,809.7	$3,353.9
Income before income taxes:
Segment operating profit:
Subsea Technologies	$193.7	$120.2	$335.4	$217.6
Surface Technologies	79.2	57.3	167.1	114.6
Energy Infrastructure	18.2	21.7	33.7	33.8
Intercompany eliminations	—	0.2	(0.1)	—
Total segment operating profit	291.1	199.4	536.1	366.0
Corporate items:
Corporate expense (2)	(16.8)	(12.5)	(31.7)	(22.8)
Other revenue (1) and other expense, net (3)	68.0	(31.5)	48.3	(48.5)
Net interest expense	(8.3)	(8.8)	(16.5)	(16.9)
Total corporate items	42.9	(52.8)	0.1	(88.2)
Income before income taxes attributable to FMC Technologies, Inc. (4)	$334.0	$146.6	$536.2	$277.8
 _______________________

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(2)	Corporate expense primarily includes corporate staff expenses.

(3)
Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(4)	Excludes amounts attributable to noncontrolling interests.

Segment operating capital employed and assets were as follows:

(In millions)	June 30, 2014	December 31, 2013
Segment operating capital employed (1):
Subsea Technologies	$2,302.1	$2,126.3
Surface Technologies	1,169.1	1,139.1
Energy Infrastructure	346.6	345.4
Total segment operating capital employed	3,817.8	3,610.8
Segment liabilities included in total segment operating capital employed (2)	2,266.8	2,272.8
Corporate (3)	669.4	722.0
Total assets	$6,754.0	$6,605.6
Segment assets:
Subsea Technologies	$4,102.2	$3,923.6
Surface Technologies	1,532.2	1,484.0
Energy Infrastructure	483.6	496.4
Intercompany eliminations	(33.4)	(20.4)
Total segment assets	6,084.6	5,883.6
Corporate (3)	669.4	722.0
Total assets	$6,754.0	$6,605.6
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Outlook
Overall, management is optimistic about the fundamentals of the global oil and gas market for the remainder of 2014 as global economic growth continues to recover. While expectations of future energy demand remain closely tied to economic activity in major world economies, total world consumption of crude oil and liquid fuels is expected to increase in 2014 and 2015. As a result and absent any unexpected events related to the geopolitical circumstances in key oil-producing regions, we currently expect crude oil prices to remain at a level that supports exploration and production activity.
Our strong subsea project backlog as of June 30, 2014, combined with continued demand for subsea systems and services related to exploration and production activity, supports our expectations of improved results. Our mix of projects in subsea backlog continues to improve, and as a result, we continue to expect margin improvement throughout 2014. Our customers continue to focus on field development costs and lead times and are seeking solutions from subsea suppliers that will improve their productivity and return on investment, including investments in ageing fields. We have standardized many aspects of subsea development which has helped several of our customers achieve high returns on some of the most challenging deepwater projects and accelerate first oil production. Our comprehensive portfolio of subsea products and technology, along with our valued customer alliances, position us to implement an integrated subsea standard which will assist our customers subsea developments. Our subsea services business will support the growing installed base of subsea wells, ageing subsea fields, and the future of offshore developments.
Regarding our surface technologies portfolio, the slowdown that began in the North American surface market in 2012, resulting from oversupply of equipment and lower natural gas prices, led to curtailed fracturing capacity expansion throughout most of 2013. In the first half of 2014, North American surface orders began to recover and benefited our operating results in the first half of the year. We have increased levels of confidence in the outlook of the North American market for the latter half of 2014 which we expect to improve our operational performance for the full year. We continue to undertake several initiatives to integrate our North American surface wellhead and completion service businesses to strengthen our market presence and service offerings which we believe will bring increased value to our customers.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended June 30,		Change
(In millions, except %)	2014	2013	$	%
Revenue	$1,985.3	$1,707.9	277.4	16.2
Costs and expenses:
Cost of sales	1,507.8	1,350.1	157.7	11.7
Selling, general and administrative expense	188.4	172.1	16.3	9.5
Research and development expense	29.4	29.2	0.2	0.7
Total costs and expenses	1,725.6	1,551.4	174.2	11.2
Gain on sale of Material Handling Products	85.6	—	85.6	*
Other income (expense), net	(1.6)	0.2	(1.8)	*
Net interest expense	(8.3)	(8.8)	0.5	5.7
Income before income taxes	335.4	147.9	187.5	126.8
Provision for income taxes	107.7	41.4	66.3	160.1
Net income	227.7	106.5	121.2	113.8
Net income attributable to noncontrolling interests	(1.4)	(1.3)	(0.1)	(7.7)
Net income attributable to FMC Technologies, Inc.	$226.3	$105.2	121.1	115.1
_______________________

*	Not meaningful
Revenue increased by $277.4 million in the second quarter of 2014 compared to the prior-year quarter. Revenue in the second quarter of 2014 included a $25.6 million unfavorable impact of foreign currency translation. The impact of the strong backlog entering 2014 and volume growth in our subsea services, particularly in the Gulf of Mexico, led to increased Subsea Technologies revenue year-over-year. Surface Technologies posted higher revenue during the second quarter of 2014 primarily due to increased sales of conventional wellhead systems in our international surface wellhead businesses and increased demand for our well service pumps and flowline products in our fluid control business.
Gross profit (revenue less cost of sales) increased as a percentage of sales to 24.1% in the second quarter of 2014, from 20.9% in the prior-year quarter. The improvement in gross profit as a percentage of sales was primarily due to our Western Region subsea business from higher margin project backlog conversion and higher volumes in subsea services, particularly in the Gulf of Mexico. Additionally, Surface Technologies posted higher gross profit due to increased sales of conventional wellhead systems in our international surface wellhead business and increased demand for our well service pumps and flowline products in our fluid control business.
Selling, general and administrative expense increased $16.3 million year-over-year, resulting from costs associated with terminating a representative agreement, higher subsea project tendering costs, and bonus accruals.
During the second quarter of 2014, we recognized an $85.6 million gain on the sale of our Material Handling Products business. Further information of the sale is incorporated herein by reference from Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our income tax provisions for the second quarter of 2014 and 2013 reflected effective tax rates of 32.2% and 28.2%, respectively. The increase in our effective tax rate was primarily due to changes in U.S. and Norwegian tax law effective from 2014, an unfavorable change in the forecasted country mix of earnings and the tax impact related to the gain on sale of the Material Handling Products business. Our effective tax rate can fluctuate depending on our country mix of earnings since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,579 million at June 30, 2014. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2014	2013	$	%
Revenue
Subsea Technologies	$1,328.6	$1,123.7	204.9	18.2
Surface Technologies	510.9	440.2	70.7	16.1
Energy Infrastructure	149.2	157.9	(8.7)	(5.5)
Other revenue and intercompany eliminations	(3.4)	(13.9)	10.5	*
Total revenue	$1,985.3	$1,707.9	277.4	16.2
Net income
Segment operating profit
Subsea Technologies	$193.7	$120.2	73.5	61.1
Surface Technologies	79.2	57.3	21.9	38.2
Energy Infrastructure	18.2	21.7	(3.5)	(16.1)
Intercompany eliminations	—	0.2	(0.2)	*
Total segment operating profit	291.1	199.4	91.7	46.0
Corporate items
Corporate expense	(16.8)	(12.5)	(4.3)	(34.4)
Other revenue and other expense, net	68.0	(31.5)	99.5	315.9
Net interest expense	(8.3)	(8.8)	0.5	5.7
Total corporate items	42.9	(52.8)	95.7	181.3
Income before income taxes	334.0	146.6	187.4	127.8
Provision for income taxes	107.7	41.4	(66.3)	(160.1)
Net income attributable to FMC Technologies, Inc.	$226.3	$105.2	121.1	115.1
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt, income taxes and other revenue and other expense, net.

Subsea Technologies
Subsea Technologies revenue increased $204.9 million year-over-year. Revenue for the second quarter of 2014 included a $25.0 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $229.9 million year-over-year. Subsea Technologies revenue is primarily impacted by the amount of beginning backlog entering the period and the rates of backlog conversion. Our subsea revenue increase year-over-year was led by our Western Region business from project backlog conversion as well as increased volumes in subsea services, particularly in the Gulf of Mexico. We entered 2014 with solid subsea backlog and continued to have strong subsea systems and service order activity during the second quarter of 2014.

Subsea Technologies operating profit in the second quarter of 2014 totaled $193.7 million, or 14.6% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 10.7%. The margin improvement was primarily driven by our Western Region subsea business from higher margin project backlog conversion and higher volumes in subsea services particularly in the Gulf of Mexico and from headcount reductions and operational improvements made in our Eastern Region subsea business. Operating profit for the second quarter of 2014 included a $3.9 million unfavorable impact of foreign currency translation.

Surface Technologies
Surface Technologies revenue increased $70.7 million year-over-year. The increase in revenue was primarily driven by our international surface wellhead businesses due to conventional wellhead system sales and our fluid control business from increased demand for our well service pumps and flowline products in the second quarter of 2014.
Surface Technologies operating profit in the second quarter of 2014 totaled $79.2 million, or 15.5% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 13.0%. The margin improvement was primarily driven by the following:

•	Fluid Control - 1.5 percentage point increase due to increased volumes in our well service pumps and flowline products resulting from improvements in the North American shale markets;

•	Surface Wellhead - 0.8 percentage point increase due to strong sales growth in the Asia Pacific region from higher margin projects; and

•	Completion Services - 0.5 percentage point increase due to increased wireline and flowback volumes primarily in the United States.

Energy Infrastructure
Energy Infrastructure revenue decreased $8.7 million year-over-year. The decrease was driven by the sale of our Material Handling Products business early in the second quarter of 2014, partially offset by increased volumes in our loading systems and separations system businesses.
Energy Infrastructure operating profit in the second quarter of 2014 totaled $18.2 million, or 12.2% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 13.7%. The margin decline was primarily driven by the following:

•	Material Handling - 1.7 percentage point decrease due to the sale of our Material Handling Products business early in the second quarter of 2014;

•	Measurement Solutions - 1.4 percentage point decrease due to increased project costs and higher headcount; and

•	Separation Systems - 1.5 percentage point increase due to improved execution on higher margin projects.
Corporate Items
Our corporate items increased earnings $42.9 million in the second quarter of 2014 and reduced earnings $52.8 million in the second quarter of 2013. The year-over-year change primarily reflected the following:

•	favorable variance related to the gain on sale of our Material Handling Products business of $85.6 million;

•	favorable variance of $8.5 million related to a larger remeasurement of the Multi Phase Meters earn-out consideration in the second quarter of 2013; and an

•	unfavorable variance related to higher corporate staff expenses of $4.3 million.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months Ended June 30,		Change
(In millions, except %)	2014	2013	$	%
Revenue	$3,809.7	$3,353.9	455.8	13.6
Costs and expenses:
Cost of sales	2,911.3	2,657.3	254.0	9.6
Selling, general and administrative expense	371.2	342.9	28.3	8.3
Research and development expense	54.7	57.7	(3.0)	(5.2)
Total costs and expenses	3,337.2	3,057.9	279.3	9.1
Gain on sale of Material Handling Products	85.6	—	85.6	*
Other income (expense), net	(2.7)	1.2	(3.9)	*
Net interest expense	(16.5)	(16.9)	0.4	2.4
Income before income taxes	538.9	280.3	258.6	92.3
Provision for income taxes	174.7	70.2	104.5	148.9
Net income	364.2	210.1	154.1	73.3
Net income attributable to noncontrolling interests	(2.7)	(2.5)	(0.2)	(8.0)
Net income attributable to FMC Technologies, Inc.	$361.5	$207.6	153.9	74.1
_______________________

*	Not meaningful
Revenue increased by $455.8 million in the first half of 2014 compared to the prior-year. Revenue in the first half of 2014 included a $101.8 million unfavorable impact of foreign currency translation. The impact of the strong backlog entering 2014 and volume growth in our subsea services, particularly in the Gulf of Mexico, led to increased Subsea Technologies revenue year-over-year. Surface Technologies posted higher revenue during the first half of 2014 primarily due to increased sales of conventional wellhead systems in our international surface wellhead business and increased demand for our well service pumps and flowline products in our fluid control business.
Gross profit (revenue less cost of sales) increased as a percentage of sales to 23.6% in the first half of 2014, from 20.8% in the prior-year. The improvement in gross profit as a percentage of sales was primarily due to our Western Region subsea business from higher margin project backlog conversion and higher volumes in subsea services, particularly in the Gulf of Mexico. Additionally, Surface Technologies posted higher gross profit due to increased sales of conventional wellhead systems in our international surface wellhead businesses and increased demand for our well service pumps and flowline products in our fluid control business.
Selling, general and administrative expense increased $28.3 million year-over-year, resulting from severance charges taken in our Eastern Region subsea business, higher project tendering costs, and commissions.
During the second quarter of 2014, we recognized an $85.6 million gain on the sale of our Material Handling Products business. Further information of the sale is incorporated herein by reference from Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our income tax provisions for the first half of 2014 and 2013 reflected effective tax rates of 32.6% and 25.3%, respectively. Excluding a retroactive benefit related to the American Taxpayer Relief Act of 2012 recorded in the first quarter of 2013, our effective tax rate for the first half of 2013 was 27.7%. The year-over-year increase from this adjusted rate was primarily due to changes in U.S. and Norwegian tax law effective from 2014 and an unfavorable change in the forecasted country mix of earnings. Our effective tax rate can fluctuate depending on our country mix of earnings since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,579 million at June 30, 2014. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS
SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2014	2013	$	%
Revenue
Subsea Technologies	$2,530.6	$2,217.0	313.6	14.1
Surface Technologies	990.4	861.9	128.5	14.9
Energy Infrastructure	294.7	292.2	2.5	0.9
Other revenue and intercompany eliminations	(6.0)	(17.2)	11.2	*
Total revenue	$3,809.7	$3,353.9	455.8	13.6
Net income
Segment operating profit
Subsea Technologies	$335.4	$217.6	117.8	54.1
Surface Technologies	167.1	114.6	52.5	45.8
Energy Infrastructure	33.7	33.8	(0.1)	(0.3)
Intercompany eliminations	(0.1)	—	(0.1)	*
Total segment operating profit	536.1	366.0	170.1	46.5
Corporate items
Corporate expense	(31.7)	(22.8)	(8.9)	(39.0)
Other revenue and other expense, net	48.3	(48.5)	96.8	199.6
Net interest expense	(16.5)	(16.9)	0.4	2.4
Total corporate items	0.1	(88.2)	88.3	100.1
Income before income taxes	536.2	277.8	258.4	93.0
Provision for income taxes	174.7	70.2	(104.5)	(148.9)
Net income attributable to FMC Technologies, Inc.	$361.5	$207.6	153.9	74.1
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt, income taxes and other revenue and other expense, net.

Subsea Technologies
Subsea Technologies revenue increased $313.6 million year-over-year. Revenue for the first half of 2014 included a $93.9 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $407.5 million year-over-year. Subsea Technologies revenue is primarily impacted by the amount of beginning backlog entering the period and the rates of backlog conversion. Our subsea revenue increase year-over-year was led by our Western Region business from project backlog conversion as well as increased volumes in subsea services, particularly in the Gulf of Mexico. We entered 2014 with solid subsea backlog and continued to have strong subsea systems and service order activity during the first half of 2014, including a subsea systems order with a potential value of $720 million for Eni’s Jangkrik project and a subsea systems order with an estimated value of $322 million for BP’s Shah Deniz Stage 2 project.

Subsea Technologies operating profit in the first half of 2014 totaled $335.4 million, or 13.3% of revenue, compared to the prior-year’s operating profit as a percentage of revenue of 9.8%. The margin improvement was primarily driven by our Western Region subsea business from higher margin project backlog conversion and higher volumes in subsea services, particularly in the Gulf of Mexico. Operating profit for the first half of 2014 included a $13.1 million unfavorable impact of foreign currency translation.

Surface Technologies
Surface Technologies revenue increased $128.5 million year-over-year. The increase in revenue was primarily driven by our international surface wellhead businesses due to conventional wellhead system sales and our fluid control business from increased demand for our well service pumps and flowline products in the first half of 2014.
Surface Technologies operating profit in the first half of 2014 totaled $167.1 million, or 16.9% of revenue, compared to the prior-year’s operating profit as a percentage of revenue of 13.3%. The margin improvement was primarily driven by the following:

•	Surface Wellhead - 1.9 percentage point increase due to strong sales growth in the Asia Pacific region from higher margin projects; and

•	Fluid Control - 1.8 percentage point increase due to increased volumes in our well service pumps and flowline products resulting from improvements in the North American shale markets.

Energy Infrastructure
Energy Infrastructure revenue increased $2.5 million year-over-year. The increase was driven by increased activity in the U.S. shale markets in our measurement solutions business and increased revenue on the Shell Prelude project in our loading systems business, partially offset by the sale of our Material Handling Products business early in the second quarter of 2014.
Energy Infrastructure operating profit in the first half of 2014 totaled $33.7 million, or 11.4% of revenue, compared to the prior-year’s operating profit as a percentage of revenue of 11.5%. The margin decline was primarily driven by the following:

•	Material Handling - 1.1 percentage point decrease due to the sale of our Material Handling Products business early in the second quarter of 2014; and

•	Separation Systems - 1.0 percentage point increase due to higher volumes related to increased activity in Brazil and Africa.
Corporate Items
Our corporate items increased earnings $0.1 million in the first half of 2014 and reduced earnings $88.2 million in the first half of 2013. The year-over-year change in corporate items primarily reflected the following:

•	favorable variance related to the gain on sale of our Material Handling Products business of $85.6 million;

•	favorable variance of $10.1 million related to lower amortization of pension actuarial losses resulting from a lower discount rate;

•	favorable variance of $7.1 million related to a larger remeasurement of the Multi Phase Meters earn-out consideration in the first half of 2013; and an

•	unfavorable variance related to higher corporate staffing expenses of $8.9 million.

Inbound Orders and Order Backlog
Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Subsea Technologies	$850.1	$2,562.2	$2,768.9	$3,756.4
Surface Technologies	501.6	501.1	1,028.9	949.9
Energy Infrastructure	108.0	145.9	249.3	278.7
Intercompany eliminations and other	(7.0)	(14.3)	(7.0)	(25.7)
Total inbound orders	$1,452.7	$3,194.9	$4,040.1	$4,959.3

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation positively affected backlog by $25.7 million and $106.8 million for the three and six months ended June 30, 2014, respectively, and negatively affected backlog by $193.5 million and $262.9 million for the three and six months ended June 30, 2013, respectively.

	Order Backlog
(In millions)	June 30, 2014	December 31, 2013	June 30, 2013
Subsea Technologies	$6,337.3	$5,988.8	$5,866.3
Surface Technologies	779.2	742.4	581.8
Energy Infrastructure	241.6	288.4	281.2
Intercompany eliminations	(22.7)	(21.4)	(9.0)
Total order backlog	$7,335.4	$6,998.2	$6,720.3
Order backlog for Subsea Technologies at June 30, 2014, increased by $348.5 million compared to December 31, 2013. Subsea Technologies backlog of $6.3 billion at June 30, 2014, was composed of various subsea projects, including BP’s Mad Dog Phase 2 and Shah Deniz Stage 2; Chevron’s Wheatstone; CNR International’s Baobab Field Phase 3; Eni’s Jangkrik; ExxonMobil’s Hibernia Southern Extension and Julia; Petrobras’ tree frame agreement and pre-salt tree and manifold award; Shell’s BC-10 Phase 3; Statoil’s Snorre B Platform Workover System; Total’s Egina; and Tullow Ghana’s TEN.
Surface Technologies order backlog at June 30, 2014, increased by $36.8 million compared to December 31, 2013. The increase was due to strong inbound orders in our Asia Pacific wellhead business and in our fluid control business.
Energy Infrastructure order backlog at June 30, 2014, decreased by $46.8 million compared to December 31, 2013, driven primarily by a decrease in backlog in our loading systems, material handling and measurement solutions businesses.

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

(In millions)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$382.2	$399.1
Short-term debt and current portion of long-term debt	(20.8)	(42.5)
Long-term debt, less current portion	(1,289.0)	(1,329.8)
Net debt	$(927.6)	$(973.2)
The change in our net debt position was primarily due to cash generated from operations and proceeds received from the sale of our Material Handling Products business, partially offset by capital expenditures, repurchases of common stock, and a payment related to the Multi Phase Meters earn-out obligation.
Cash Flows
We generated $235.8 million and $271.6 million in cash flows from operating activities during the six months ended June 30, 2014 and 2013, respectively. The decrease in cash flows from operating activities year-over-year was primarily due to changes in our working capital driven by our portfolio of projects and a payment related to the Multi Phase Meters earn-out obligation, partially offset by higher income from operations. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. During the first six months of 2013, we received a higher amount of advance payments related to projects as compared to first six months of 2014.
Investing activities used $70.8 million and $154.0 million in cash flows during the six months ended June 30, 2014 and 2013, respectively. The change in cash flows from investing activities was due to proceeds from the sale of the Material Handling Products business, partially offset by increased capital expenditures to fund our investment in subsea capacity expansion in the first half of 2014.
Financing activities used $182.3 million and $189.2 million in cash flows during the six months ended June 30, 2014 and 2013, respectively. The change in cash flows from financing activities was due a larger reduction in our short- and long-term debt position in the first six months of 2013, partially offset by increased treasury stock repurchases during the first six months of 2014.

Debt and Liquidity
Senior Notes—Refer to Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for information related to our Senior Notes.
Credit Facility—The following is a summary of our revolving credit facility at June 30, 2014:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$1,500.0	$—	$457.9	$6.0	$1,036.1	March 2017
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $457.9 million of commercial paper issued under our facility at June 30, 2014. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at June 30, 2014.
As of June 30, 2014, we were in compliance with all restrictive covenants under our revolving credit facility.
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
We project spending approximately $400 million in 2014 for capital expenditures, largely towards our subsea expansion and related growth of our subsea service offerings. During the remainder of 2014, we expect to make contributions of approximately $1.0 million and $5.5 million to our domestic and international pension plans, respectively. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Further, we expect to continue our stock repurchases authorized by our Board of Directors, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.
We have $1,036.1 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase in response to market demand. We continue to evaluate acquisitions, divestitures and joint ventures that meet our strategic priorities. Our intent is to maintain a level of financing sufficient to meet these objectives.

CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion of our critical accounting estimates. During the six months ended June 30, 2014, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

OTHER MATTERS
During the second quarter of 2014, the Company received an inquiry and a subpoena from the SEC seeking information about certain accruals for paid time off (“PTO”) during the first quarter of 2013. The Company has cooperated and fully responded to the requests for information. The inquiry is with regard to the reversal of an accrual for PTO that caused the liability for PTO to be understated for the quarter ended March 31, 2013. During the second quarter of 2013, the Company identified and corrected the understatement of the PTO liability and assessed and concluded that the correction was not material ($0.6 million, net of tax) to the Company’s consolidated financial statements for the quarters ended March 31 and June 30, 2013, respectively. The Company discussed the matter with its independent registered public accounting firm and the Company’s Audit Committee.

RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will supersede most existing GAAP related to revenue recognition and will supersede some cost guidance in existing GAAP related to construction-type and production-type contract accounting. Additionally, the ASU will significantly increase disclosures related to revenue recognition. The amendments in the ASU are effective for the Company on January 1, 2017. Early application is not permitted. Entities are permitted to apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not determined the method to be utilized upon adoption. The impacts that adoption of the ASU is expected to have on the Company’s consolidated financial statements and related disclosures are being evaluated. Additionally, the Company has not determined the effect of the ASU on its internal control over financial reporting or other changes in business practices and processes.
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
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2014, and under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, we have concluded as of June 30, 2014, that our disclosure controls and procedures were:

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

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended June 30, 2014.
The following table summarizes repurchases of our common stock during the three months ended June 30, 2014.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2014—April 30, 2014	228,000	$53.47	216,500	11,772,375
May 1, 2014—May 31, 2014	143,500	$56.29	135,600	11,636,775
June 1, 2014—June 30, 2014	118,500	$59.13	118,500	11,518,275
Total	490,000	$55.67	470,600	11,518,275
 _______________________

(a)
Represents 470,600 shares of common stock repurchased and held in treasury and 19,400 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 51,370 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended June 30, 2014.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q for the period ended June 30, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FMC Technologies, Inc.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)
Date: July 25, 2014

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

4.2.d	Form of 3.45% Senior Notes due 2022 (incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).
10.1	FMC Technologies, Inc. Frozen Retirement Plan, effective June 1, 2014.
10.2	Second Amendment of Amended and Restated FMC Technologies, Inc. Employees’ Retirement Program Part I Salaries and Nonunion Hourly Employees’ Retirement Plan, effective June 1, 2014.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 *	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2 *	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

*	Furnished with this Quarterly Report on Form 10-Q