Form 10-Q
period 2014-09-30
FMC TECHNOLOGIES INC
filed 2014-10-24
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2014
Common Stock, par value $0.01 per share	233,846,456

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2014	2013	2014	2013
Revenue:
Product revenue	$1,559.0	$1,370.5	$4,598.5	$4,070.0
Service and other revenue	417.7	354.0	1,187.9	1,008.4
Total revenue	1,976.7	1,724.5	5,786.4	5,078.4
Costs and expenses:
Cost of product revenue	1,198.9	1,106.6	3,545.3	3,280.8
Cost of service and other revenue	280.7	247.2	845.6	730.3
Selling, general and administrative expense	170.8	165.9	542.0	508.8
Research and development expense	29.9	27.2	84.6	84.9
Total costs and expenses	1,680.3	1,546.9	5,017.5	4,604.8
Gain on sale of Material Handling Products (Note 4)	(1.3)	—	84.3	—
Other income (expense), net	(26.5)	(0.2)	(29.2)	1.0
Income before net interest expense and income taxes	268.6	177.4	824.0	474.6
Net interest expense	(8.0)	(8.2)	(24.5)	(25.1)
Income before income taxes	260.6	169.2	799.5	449.5
Provision for income taxes	90.1	51.8	264.8	122.0
Net income	170.5	117.4	534.7	327.5
Net income attributable to noncontrolling interests	(0.7)	(1.4)	(3.4)	(3.9)
Net income attributable to FMC Technologies, Inc.	$169.8	$116.0	$531.3	$323.6
Earnings per share attributable to FMC Technologies, Inc. (Note 3):
Basic	$0.72	$0.49	$2.24	$1.36
Diluted	$0.72	$0.49	$2.24	$1.35
Weighted average shares outstanding (Note 3):
Basic	236.4	238.2	236.8	238.4
Diluted	237.0	238.9	237.3	239.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Net income	$170.5	$117.4	$534.7	$327.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(60.8)	8.9	(44.4)	(70.1)
Net gains (losses) on hedging instruments:
Net gains (losses) arising during the period	(40.7)	23.3	(49.1)	17.1
Reclassification adjustment for net losses (gains) included in net income	2.0	(0.6)	(4.9)	(1.7)
Net gains (losses) on hedging instruments (2)	(38.7)	22.7	(54.0)	15.4
Pension and other post-retirement benefits:
Reclassification adjustment for amortization of prior service credit included in net income	—	(0.1)	(0.1)	(0.3)
Reclassification adjustment for amortization of net actuarial loss included in net income	3.1	5.1	9.1	15.3
Net pension and other post-retirement benefits (3)	3.1	5.0	9.0	15.0
Other comprehensive income (loss), net of tax	(96.4)	36.6	(89.4)	(39.7)
Comprehensive income	74.1	154.0	445.3	287.8
Comprehensive income attributable to noncontrolling interest	(0.7)	(1.4)	(3.4)	(3.9)
Comprehensive income attributable to FMC Technologies, Inc.	$73.4	$152.6	$441.9	$283.9
_______________________

(1)
Net of income tax (expense) benefit of $5.5 and $(0.8) for the three months ended September 30, 2014 and 2013, respectively, and $4.3 and $1.2 for the nine months ended September 30, 2014 and 2013, respectively.

(2)
Net of income tax (expense) benefit of $9.9 and $(11.2) for the three months ended September 30, 2014 and 2013, respectively, and $9.0 and $2.8 for the nine months ended September 30, 2014 and 2013, respectively.

(3)
Net of income tax (expense) benefit of $(1.4) and $(2.7) for the three months ended September 30, 2014 and 2013, respectively, and $(4.8) and $(8.1) for the nine months ended September 30, 2014 and 2013, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
(In millions, except par value data)	(Unaudited)
Assets
Cash and cash equivalents	$511.5	$399.1
Trade receivables, net of allowances of $9.4 in 2014 and $7.4 in 2013	2,268.8	2,067.2
Inventories, net (Note 5)	1,046.1	980.4
Derivative financial instruments (Note 12)	125.8	165.9
Prepaid expenses	64.8	41.5
Deferred income taxes	55.0	59.1
Other current assets	331.4	309.8
Total current assets	4,403.4	4,023.0
Investments	38.3	44.3
Property, plant and equipment, net of accumulated depreciation of $835.9 in 2014 and $770.2 in 2013	1,447.0	1,349.1
Goodwill	566.2	580.7
Intangible assets, net of accumulated amortization of $114.4 in 2014 and $97.3 in 2013	292.9	315.3
Deferred income taxes	37.7	36.9
Derivative financial instruments (Note 12)	41.8	68.5
Other assets	207.1	187.8
Total assets	$7,034.4	$6,605.6
Liabilities and equity
Short-term debt and current portion of long-term debt	$10.0	$42.5
Accounts payable, trade	707.8	750.7
Advance payments and progress billings	1,036.6	803.2
Accrued payroll	257.0	222.0
Derivative financial instruments (Note 12)	136.0	171.3
Income taxes payable	95.3	138.1
Deferred income taxes	73.5	66.4
Other current liabilities	381.9	420.5
Total current liabilities	2,698.1	2,614.7
Long-term debt, less current portion (Note 6)	1,337.0	1,329.8
Accrued pension and other post-retirement benefits, less current portion	79.2	84.0
Derivative financial instruments (Note 12)	67.9	47.1
Deferred income taxes	75.7	90.3
Other liabilities	102.9	103.4
Commitments and contingent liabilities (Note 14)
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value, 12.0 shares authorized in 2014 and 2013; no shares issued in 2014 or 2013	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2014 and 2013; 286.3 shares issued in 2014 and 2013; 233.9 and 235.8 shares outstanding in 2014 and 2013, respectively	2.9	2.9
Common stock held in employee benefit trust, at cost; 0.2 shares in 2014 and 2013	(9.2)	(7.7)
Treasury stock, at cost; 52.2 and 50.3 shares in 2014 and 2013, respectively	(1,313.2)	(1,196.6)
Capital in excess of par value of common stock	727.4	713.2
Retained earnings	3,675.7	3,146.1
Accumulated other comprehensive loss	(430.1)	(340.7)
Total FMC Technologies, Inc. stockholders’ equity	2,653.5	2,317.2
Noncontrolling interests	20.1	19.1
Total equity	2,673.6	2,336.3
Total liabilities and equity	$7,034.4	$6,605.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Nine Months Ended
	September 30,
	2014	2013
Cash provided (required) by operating activities:
Net income	$534.7	$327.5
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	129.5	117.4
Amortization	43.9	35.6
Employee benefit plan and stock-based compensation costs	53.1	71.9
Deferred income tax provision	7.0	69.2
Unrealized loss on derivative instruments	31.8	3.7
Gain on sale of Material Handling Products	(84.3)	—
Other	14.4	24.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	(276.2)	(218.3)
Inventories, net	(105.4)	(104.1)
Accounts payable, trade	(13.4)	4.0
Advance payments and progress billings	253.1	311.0
Income taxes	(53.2)	(58.0)
Payment of Multi Phase Meters earn-out consideration	(41.5)	(32.2)
Accrued pension and other post-retirement benefits, net	(27.3)	(53.2)
Other assets and liabilities, net	17.1	(73.6)
Cash provided by operating activities	483.3	425.2
Cash provided (required) by investing activities:
Capital expenditures	(283.7)	(237.5)
Proceeds from sale of Material Handling Products, net of cash divested	105.6	—
Other	8.9	2.3
Cash required by investing activities	(169.2)	(235.2)
Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	(25.3)	2.2
Net increase in commercial paper	6.6	41.0
Repayments of long-term debt	(1.9)	(136.0)
Purchase of treasury stock	(129.8)	(70.8)
Payment of Multi Phase Meters earn-out consideration	(31.0)	(25.1)
Payments related to taxes withheld on stock-based compensation	(13.0)	(17.2)
Excess tax benefits	2.2	7.7
Other	(3.7)	27.9
Cash required by financing activities	(195.9)	(170.3)
Effect of exchange rate changes on cash and cash equivalents	(5.8)	(1.6)
Increase in cash and cash equivalents	112.4	18.1
Cash and cash equivalents, beginning of period	399.1	342.1
Cash and cash equivalents, end of period	$511.5	$360.2
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
On April 10, 2012, we executed an intercompany foreign currency transaction in the form of a loan from one subsidiary to another. The loan is considered a long-term investment subject to the foreign currency remeasurement exception under GAAP; however, the interest receivable on the lending subsidiary’s financial statements subject to foreign currency remeasurement was inadvertently recorded with the related intercompany loan and was not remeasured using current foreign currency exchange rates at each quarterly period and recorded in income. Additionally, intercompany interest penalties and related income tax benefits were not recorded by the borrowing subsidiary when such penalties were incurred. As a result, the effect of the correction during the three months ended September 30, 2014 was an $8.1 million, or $0.03 per diluted share, reduction to net income.
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

NOTE 3. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2014	2013	2014	2013
Net income attributable to FMC Technologies, Inc.	$169.8	$116.0	$531.3	$323.6
Weighted average number of shares outstanding	236.4	238.2	236.8	238.4
Dilutive effect of restricted stock units and stock options	0.6	0.7	0.5	0.8
Total shares and dilutive securities	237.0	238.9	237.3	239.2

Basic earnings per share attributable to FMC Technologies, Inc.	$0.72	$0.49	$2.24	$1.36
Diluted earnings per share attributable to FMC Technologies, Inc.	$0.72	$0.49	$2.24	$1.35
NOTE 4. SALE OF MATERIAL HANDLING PRODUCTS
On April 30, 2014, we completed the sale of our equity interests of Technisys, Inc., a Utah corporation, and FMC Technologies Energy Holdings Ltd., a private limited liability company organized under the laws of Hong Kong, and assets primarily representing a product line of our material handling business (“Material Handling Products”) to Syntron Material Handling, LLC, an affiliate of Levine Leichtman Capital Partners Private Capital Solutions II, L.P. Material Handling Products was historically reported in our Energy Infrastructure segment. Net of working capital adjustments, we recognized a pretax gain of $84.3 million on the sale during the nine months ended September 30, 2014.
NOTE 5. INVENTORIES
Inventories consisted of the following:

(In millions)	September 30, 2014	December 31, 2013
Raw materials	$190.6	$186.3
Work in process	193.3	141.4
Finished goods	860.5	830.3
	1,244.4	1,158.0
LIFO and valuation adjustments	(198.3)	(177.6)
Inventories, net	$1,046.1	$980.4

NOTE 6. DEBT
In September 2004, we entered into agreements for the sale and leaseback of an office building having a net book value of $8.5 million. Under the terms of the agreement, the building was sold for $9.7 million in net proceeds and leased back to us under a 10-year lease. We subleased this property to a third party under a lease agreement that was accounted for as an operating lease. We accounted for the transaction as a financing transaction and amortized the related obligation using an effective annual interest rate of 5.37%. In September 2014, the sale and leaseback expired and resulted in an immaterial noncash gain.
Long-term debt consisted of the following:

(In millions)	September 30, 2014	December 31, 2013
Commercial paper (1)	$508.0	$501.4
2.00% Notes due 2017	299.6	299.5
3.45% Notes due 2022	499.7	499.6
Term loan	24.7	25.9
Property financing	8.9	13.9
Total long-term debt	1,340.9	1,340.3
Less: current portion	(3.9)	(10.5)
Long-term debt, less current portion	$1,337.0	$1,329.8
 _______________________

(1)
Committed credit available under our revolving credit facility provided the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets at September 30, 2014 and December 31, 2013. As of September 30, 2014, our commercial paper borrowings had a weighted average interest rate of 0.30%.

NOTE 7. INCOME TAXES
Our income tax provisions for the three months ended September 30, 2014 and 2013, reflected effective tax rates of 34.7% and 30.9%, respectively. The year-over-year increase was primarily due to changes in U.S. and foreign tax law effective from 2014 and an unfavorable change in the forecasted country mix of earnings, partially offset by lower charges related to settlements of tax examinations outside the US and the tax impact of the remeasurement of the Multi Phase Meters earn-out consideration in 2013.
Our income tax provisions for the nine months ended September 30, 2014 and 2013, reflected effective tax rates of 33.3% and 27.4%, respectively. Excluding a retroactive benefit related to the American Taxpayer Relief Act of 2012 recorded in the first quarter of 2013, our effective tax rate for the nine months ended September 30, 2013 was 28.9%. The year-over-year increase from this adjusted rate was primarily due to changes in U.S. and foreign tax law effective from 2014 and an unfavorable change in the forecasted country mix of earnings, partially offset by lower charges related to settlements of tax examinations outside the US and the tax impact of the remeasurement of the Multi Phase Meters earn-out consideration in 2013.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.

NOTE 8. WARRANTY OBLIGATIONS
Warranty cost and accrual information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Balance at beginning of period	$19.4	$15.9	$18.0	$15.4
Expense for new warranties	7.4	4.8	18.3	18.7
Adjustments to existing accruals	(0.3)	—	0.3	0.6
Claims paid	(4.7)	(4.6)	(14.8)	(18.6)
Balance at end of period	$21.8	$16.1	$21.8	$16.1
NOTE 9. PENSION AND OTHER POST-RETIREMENT BENEFITS
In October 2009, the Board of Directors amended the U.S. Qualified and Non-Qualified Defined Benefit Pension Plans (“U.S. Pension Plans”) to freeze participation in the U.S. Pension Plans for all new nonunion employees hired on or after January 1, 2010, and current nonunion employees with less than five years of vesting service as of December 31, 2009 (“frozen participants”). The Company amended the U.S. Qualified Pension Plan, and effective June 1, 2014, the assets and liabilities attributable to participants who are (i) either frozen participants or participants that had terminated service and subsequently became re-employed on or after January 1, 2010, and (ii) active employees of FMC Technologies as of June 1, 2014 were transferred from the U.S. Qualified Pension Plan to the FMC Technologies, Inc. Frozen Retirement Plan (“Frozen Plan”). As of June 1, 2014, the benefits under the Frozen Plan were actuarially equivalent to the benefits each participant would have received under the U.S. Qualified Pension Plan. Under the Frozen Plan, participants have the option to accept cash or an annuity upon the Frozen Plan’s termination.
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$3.4	$4.2	$4.1	$3.6	$10.3	$12.8	$12.4	$11.0
Interest cost	7.2	4.6	6.4	3.9	21.8	14.0	19.3	12.0
Expected return on plan assets	(11.5)	(7.5)	(10.4)	(5.8)	(34.7)	(22.8)	(31.2)	(17.6)
Amortization of prior service cost (credit)	—	—	—	—	—	0.1	—	—
Amortization of transition asset	—	(0.1)	—	(0.1)	—	(0.1)	—	(0.1)
Amortization of actuarial loss (gain), net	3.1	1.8	6.7	1.4	9.2	5.2	20.1	4.0
Net periodic benefit cost	$2.2	$3.0	$6.8	$3.0	$6.6	$9.2	$20.6	$9.3

	Other Post-retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Service cost	$—	$0.1	$—	$0.1
Interest cost	0.1	0.1	0.3	0.2
Amortization of prior service cost (credit)	—	(0.2)	—	(0.4)
Amortization of actuarial loss (gain), net	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit cost	$—	$(0.1)	$0.1	$(0.3)

During the nine months ended September 30, 2014, we contributed $8.4 million to our domestic pension benefit plans and $18.5 million to our international pension benefit plans.

NOTE 10. STOCK-BASED COMPENSATION
Under the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”), we have primarily granted awards in the form of nonvested stock units (also known as restricted stock units in the plan document). We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Stock-based compensation expense for nonvested stock units was $9.5 million and $13.5 million for the three months ended September 30, 2014 and 2013, respectively, and $37.3 million and $40.0 million for the nine months ended September 30, 2014 and 2013, respectively.
During the nine months ended September 30, 2014, we granted the following restricted stock units to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value (per share)
Time-based	456
Performance-based	171	*
Market-based	86	*
Total granted	713		$50.66
_______________________

*	Assumes grant date expected payout
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
NOTE 11. STOCKHOLDERS’ EQUITY
There were no cash dividends declared during the three and nine months ended September 30, 2014 and 2013.

The following is a summary of our treasury stock activity for the nine months ended September 30, 2014 and 2013:

(Number of shares in thousands)	Treasury Stock
Balance as of December 31, 2012	49,061
Stock awards	(944)
Treasury stock purchases	1,371
Balance as of September 30, 2013	49,488

Balance as of December 31, 2013	50,318
Stock awards	(547)
Treasury stock purchases	2,388
Balance as of September 30, 2014	52,159

We repurchased $129.8 million and $70.8 million of common stock during the nine months ended September 30, 2014 and September 30, 2013, respectively, under the authorized repurchase program. As of September 30, 2014, our Board of Directors had authorized 75.0 million shares of common stock under our share repurchase program, and approximately 10.5 million shares of common stock remained available for purchase, which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.
Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2013	$(204.3)	$31.9	$(168.3)	$(340.7)
Other comprehensive income (loss) before reclassifications, net of tax	(44.4)	(49.1)	—	(93.5)
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	(4.9)	9.0	4.1
Other comprehensive income (loss), net of tax	(44.4)	(54.0)	9.0	(89.4)
September 30, 2014	$(248.7)	$(22.1)	$(159.3)	$(430.1)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statement of Income
Gains (losses) on hedging instruments
Foreign exchange contracts:	$(12.2)	$(3.6)	$(27.0)	$(5.1)	Revenue
	9.1	3.4	29.4	6.4	Cost of sales
	—	—	—	0.1	Selling, general and administrative expense
	(3.1)	(0.2)	2.4	1.4	Income before income taxes
	1.1	0.8	2.5	0.3	Income tax (expense) benefit
	$(2.0)	$0.6	$4.9	$1.7	Net income
Defined pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$(4.7)	$(7.8)	$(14.0)	$(23.5)	(a)
Amortization of prior service credit (cost)	0.1	0.1	0.2	0.4	(a)
	(4.6)	(7.7)	(13.8)	(23.1)	Income before income taxes
	1.5	2.7	4.8	8.1	Income tax (expense) benefit
	$(3.1)	$(5.0)	$(9.0)	$(15.0)	Net income
_______________________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 9 for additional details).

NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS
We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates. We hold the following types of derivative instruments:
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At September 30, 2014, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	18.7	16.3
British pound	92.2	149.3
Canadian dollar	(141.3)	(126.4)
Euro	196.7	247.7
Kuwaiti dinar	(6.5)	(22.6)
Malaysian ringgit	159.4	48.6
Norwegian krone	2,711.5	420.9
Russian ruble	(849.1)	(22.1)
Singapore dollar	270.5	212.1
Swedish krona	113.6	15.7
U.S. dollar	(996.9)	(996.9)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At September 30, 2014, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(88.3)	(36.0)
Norwegian krone	71.6	11.1
U.S. dollar	21.6	21.6
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

	September 30, 2014		December 31, 2013
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$104.5	$112.0	$149.3	$152.5
Long-term – Derivative financial instruments	40.6	66.0	65.4	44.1
Total derivatives designated as hedging instruments	145.1	178.0	214.7	196.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	21.3	24.0	16.6	18.8
Long-term – Derivative financial instruments	1.2	1.9	3.1	3.0
Total derivatives not designated as hedging instruments	22.5	25.9	19.7	21.8
Total derivatives	$167.6	$203.9	$234.4	$218.4
We recognized losses of $0.1 million and $0.2 million on cash flow hedges for the three months ended September 30, 2014 and 2013, respectively, and losses of $0.6 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively, as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur or would not occur by the originally specified time period. Cash flow hedges of forecasted transactions, net of tax, resulted in an accumulated other comprehensive loss of $22.1 million and gain of $31.9 million at September 30, 2014, and December 31, 2013, respectively. We expect to transfer an approximate $0.3 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur.

The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying condensed consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Foreign exchange contracts	$(51.6)	$33.7	(60.5)	14.0

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Foreign exchange contracts:
Revenue	$(12.2)	$(3.6)	$(27.0)	$(5.1)
Cost of sales	9.1	3.4	29.4	6.4
Selling, general and administrative expense	—	—	—	0.1
Total	$(3.1)	$(0.2)	$2.4	$1.4

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Foreign exchange contracts:
Revenue	$7.2	$(0.6)	$15.9	$(0.1)
Cost of sales	(5.9)	(3.0)	(19.0)	(7.2)
Total	$1.3	$(3.6)	$(3.1)	$(7.3)
Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally, forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Foreign exchange contracts:
Revenue	$(1.3)	$0.3	$(3.3)	$1.4
Cost of sales	—	0.2	0.3	(0.4)
Other income (expense), net	12.5	(10.6)	10.2	(10.3)
Total	$11.2	$(10.1)	$7.2	$(9.3)

Balance Sheet Offsetting—We execute derivative contracts only with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of September 30, 2014, and December 31, 2013, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	September 30, 2014			December 31, 2013
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$167.6	$(156.6)	$11.0	$234.4	$(198.5)	$35.9

	September 30, 2014			December 31, 2013
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$203.9	$(156.6)	$47.3	$218.4	$(198.5)	$19.9
NOTE 13. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2014				December 31, 2013
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$22.0	$22.0	$—	$—	$21.2	$21.2	$—	$—
Fixed income	8.3	8.3	—	—	13.2	13.2	—	—
Money market fund	3.2	—	3.2	—	3.8	—	3.8	—
Stable value fund	0.6	—	0.6	—	1.0	—	1.0	—
Other	2.3	2.3	—	—	2.4	2.4	—	—
Derivative financial instruments:
Foreign exchange contracts	167.6	—	167.6	—	234.4	—	234.4	—
Total assets	$204.0	$32.6	$171.4	$—	$276.0	$36.8	$239.2	$—
Liabilities
Derivative financial instruments:
Foreign exchange contracts	203.9	—	203.9	—	218.4	—	218.4	—
Contingent earn-out consideration	1.6	—	—	1.6	70.1	—	—	70.1
Total liabilities	$205.5	$—	$203.9	$1.6	$288.5	$—	$218.4	$70.1
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
Changes in the fair value of our Level 3 contingent earn-out consideration obligation were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Balance at beginning of period	$0.7	$50.5	$70.1	$105.3
Remeasurement adjustment	1.6	8.5	3.6	17.6
Payment	—	—	(72.5)	(57.3)
Foreign currency translation adjustment	(0.7)	0.4	0.4	(6.2)
Balance at end of period	$1.6	$59.4	$1.6	$59.4
Fair value of debt—The fair value, based on Level 1 quoted market rates, of our 2.00% Notes due 2017 and 3.45% Notes due 2022 (collectively, “Senior Notes”) was approximately $794.7 million at September 30, 2014 and approximately $767.6 million at December 31, 2013, as compared to the $800.0 million face value of the debt, net of issue discounts, recorded in the condensed consolidated balance sheets.
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
In August 2014, FMC Technologies entered into an arrangement to guarantee the debt obligations under a revolving credit facility of FMC Technologies Offshore, LLC (“FTO Services”), our joint venture with Edison Chouest Offshore LLC. Under the terms of the guarantee, FMC Technologies and Edison Chouest Offshore LLC jointly and severally guaranteed amounts under the revolving credit facility with a maximum potential amount of future payments of $40.0 million that would become payable if FTO Services defaults in payment under the terms of the revolving credit facility. The approximate term of the guarantee is two years. The liability recognized at inception for the fair value of our obligation as a guarantor was not material, and we expect our future performance under the guarantee to be remote.
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
Contingent liabilities associated with liquidated damages—Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately accrued for probable liquidated damages at September 30, 2014, and December 31, 2013, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows for the year ending December 31, 2014.

NOTE 15. BUSINESS SEGMENT INFORMATION
Segment revenue and segment operating profit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Segment revenue
Subsea Technologies	$1,300.4	$1,119.9	$3,831.0	$3,336.9
Surface Technologies	556.0	455.9	1,546.4	1,317.8
Energy Infrastructure	124.9	152.4	419.6	444.6
Other revenue (1) and intercompany eliminations	(4.6)	(3.7)	(10.6)	(20.9)
Total revenue	$1,976.7	$1,724.5	$5,786.4	$5,078.4
Income before income taxes:
Segment operating profit:
Subsea Technologies	$204.4	$121.1	$539.8	$338.7
Surface Technologies	109.5	74.5	276.6	189.1
Energy Infrastructure (5)	5.1	17.9	38.8	51.7
Intercompany eliminations	0.1	—	—	—
Total segment operating profit	319.1	213.5	855.2	579.5
Corporate items:
Corporate expense (2)	(16.1)	(10.4)	(47.8)	(33.2)
Other revenue (1) and other expense, net (3)	(35.1)	(27.1)	13.2	(75.6)
Net interest expense	(8.0)	(8.2)	(24.5)	(25.1)
Total corporate items	(59.2)	(45.7)	(59.1)	(133.9)
Income before income taxes attributable to FMC Technologies, Inc. (4)	$259.9	$167.8	$796.1	$445.6
 _______________________

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(2)	Corporate expense primarily includes corporate staff expenses.

(3)
Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(4)	Excludes amounts attributable to noncontrolling interests.

(5)
Energy Infrastructure segment operating profit for the three months ended September 30, 2014 was reduced by $6.7 million related to a correction of prior quarters' operating results in 2014 in our automation and control business.

Segment operating capital employed and assets were as follows:

(In millions)	September 30, 2014	December 31, 2013
Segment operating capital employed (1):
Subsea Technologies	$2,039.4	$2,126.3
Surface Technologies	1,185.6	1,139.1
Energy Infrastructure	331.8	345.4
Total segment operating capital employed	3,556.8	3,610.8
Segment liabilities included in total segment operating capital employed (2)	2,679.4	2,272.8
Corporate (3)	798.2	722.0
Total assets	$7,034.4	$6,605.6
Segment assets:
Subsea Technologies	$4,221.5	$3,923.6
Surface Technologies	1,580.5	1,484.0
Energy Infrastructure	469.8	496.4
Intercompany eliminations	(35.6)	(20.4)
Total segment assets	6,236.2	5,883.6
Corporate (3)	798.2	722.0
Total assets	$7,034.4	$6,605.6
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Outlook
As the worldwide economy continues to grow, management believes the long-term fundamentals of the global oil and gas market remain solid. While expectations of future energy demand remain closely tied to economic activity in major world economies, total world consumption of crude oil and gas is expected to increase in 2014 and 2015. Oil markets have experienced recent disruptions, but management believes demand for oil will outpace supply in the long-term. Absent any unexpected events related to the geopolitical circumstances in key oil-producing regions, we expect current level crude oil prices to continue to support exploration and production activity.
Our strong subsea project backlog as of September 30, 2014, combined with continued demand for subsea systems and services related to production activity, supports our expectations of improved results. Our mix of projects in subsea backlog remains strong, and as a result, we continue to expect margin improvement in 2014 to exceed 2013. Our customers continue to focus on field development costs and lead times and are seeking solutions from subsea suppliers that will improve their productivity and return on investment. We have standardized many technologies of subsea development and believe this standardization will help our customers, specifically our frame agreement customers, achieve high returns on some of the most challenging deepwater projects and accelerate first oil production. Our comprehensive portfolio of subsea products and technology, along with our valued customer alliances, position us to implement an integrated subsea standard which will assist our customers’ subsea developments. Our subsea services business will support the growing installed base of subsea wells, ageing subsea fields, and future offshore developments.
Regarding our surface technologies portfolio, the improved operational results we realized in the first nine months of 2014 were the result of North American surface technologies orders recovering from the slowdown that began in 2012 and that continued into mid 2013. Specifically, our North American fluid control business is now receiving its strongest levels of capital orders since 2012, and we believe this trend will continue in the fourth quarter of 2014 and improve our operational performance for the full year. We continue to integrate our North American surface wellhead and completion services businesses to strengthen our market presence and service offerings which we believe will bring increased value to our customers. Additionally, our international surface wellhead business continues to deliver strong operational results from continued strength in international markets which we expect to continue for the remainder of the year.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three Months Ended September 30,		Change
(In millions, except %)	2014	2013	$	%
Revenue	$1,976.7	$1,724.5	252.2	14.6
Costs and expenses:
Cost of sales	1,479.6	1,353.8	125.8	9.3
Selling, general and administrative expense	170.8	165.9	4.9	3.0
Research and development expense	29.9	27.2	2.7	9.9
Total costs and expenses	1,680.3	1,546.9	133.4	8.6
Gain on sale of Material Handling Products	(1.3)	—	(1.3)	*
Other income (expense), net	(26.5)	(0.2)	(26.3)	*
Net interest expense	(8.0)	(8.2)	0.2	2.4
Income before income taxes	260.6	169.2	91.4	54.0
Provision for income taxes	90.1	51.8	38.3	73.9
Net income	170.5	117.4	53.1	45.2
Net income attributable to noncontrolling interests	(0.7)	(1.4)	0.7	50.0
Net income attributable to FMC Technologies, Inc.	$169.8	$116.0	53.8	46.4
_______________________

*	Not meaningful
Revenue increased by $252.2 million in the third quarter of 2014 compared to the prior-year quarter. Revenue in the third quarter of 2014 included a $17.3 million unfavorable impact of foreign currency translation. The impact of the strong backlog entering 2014 and volume growth in our subsea services, particularly in the Gulf of Mexico, led to increased Subsea Technologies revenue year-over-year. Surface Technologies posted higher revenue during the third quarter of 2014 primarily due to increased sales of conventional wellhead systems in our international surface wellhead businesses and increased demand for our well service pumps and flowline products in our fluid control business.
Gross profit (revenue less cost of sales) increased as a percentage of sales to 25.1% in the third quarter of 2014, from 21.5% in the prior-year quarter. The improvement in gross profit as a percentage of sales was primarily due to our Western Region subsea business from higher margin project backlog conversion and higher volumes in subsea services, particularly in the Gulf of Mexico, and operational improvements and execution in our Eastern Region subsea business. Additionally, Surface Technologies posted higher gross profit due to increased sales of conventional wellhead systems in our international surface wellhead business and increased demand for our well service pumps and flowline products in our fluid control business.
Selling, general and administrative expense increased $4.9 million year-over-year, resulting from higher commission expenses, expenses related to organizational changes and bonus expenses.
Other income (expense), net during the third quarter of 2014 included an unrealized foreign currency loss of $20.9 million related to a remeasurement of an intercompany transaction.

Our income tax provisions for the third quarter of 2014 and 2013 reflected effective tax rates of 34.7% and 30.9%, respectively. The year-over-year increase was primarily due to changes in U.S. and foreign tax law effective from 2014 and an unfavorable change in the forecasted country mix of earnings, partially offset by lower charges related to the settlements of tax examinations outside the US and the tax impact of the remeasurement of the Multi Phase Meters earn-out consideration in 2013. Our effective tax rate can fluctuate depending on our country mix of earnings since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,629 million at September 30, 2014. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2014	2013	$	%
Revenue
Subsea Technologies	$1,300.4	$1,119.9	180.5	16.1
Surface Technologies	556.0	455.9	100.1	22.0
Energy Infrastructure	124.9	152.4	(27.5)	(18.0)
Other revenue and intercompany eliminations	(4.6)	(3.7)	(0.9)	*
Total revenue	$1,976.7	$1,724.5	252.2	14.6
Net income
Segment operating profit
Subsea Technologies	$204.4	$121.1	83.3	68.8
Surface Technologies	109.5	74.5	35.0	47.0
Energy Infrastructure	5.1	17.9	(12.8)	(71.5)
Intercompany eliminations	0.1	—	0.1	*
Total segment operating profit	319.1	213.5	105.6	49.5
Corporate items
Corporate expense	(16.1)	(10.4)	(5.7)	(54.8)
Other revenue and other expense, net	(35.1)	(27.1)	(8.0)	(29.5)
Net interest expense	(8.0)	(8.2)	0.2	2.4
Total corporate items	(59.2)	(45.7)	(13.5)	(29.5)
Income before income taxes	259.9	167.8	92.1	54.9
Provision for income taxes	90.1	51.8	(38.3)	(73.9)
Net income attributable to FMC Technologies, Inc.	$169.8	$116.0	53.8	46.4
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt, income taxes and other revenue and other expense, net.

Subsea Technologies
Subsea Technologies revenue increased $180.5 million year-over-year. Revenue for the third quarter of 2014 included a $9.2 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $189.7 million year-over-year. Subsea Technologies revenue is primarily impacted by the amount of beginning backlog entering the period and the rates of backlog conversion. Our subsea revenue increase year-over-year was led by our Western Region business from project backlog conversion as well as increased volumes in subsea services, particularly in the Gulf of Mexico.

Subsea Technologies operating profit in the third quarter of 2014 totaled $204.4 million, or 15.7% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 10.8%. The margin improvement was primarily driven by our Western Region subsea business from higher margin project backlog conversion and higher volumes in subsea services particularly in the Gulf of Mexico and from operational improvements and execution in our Eastern Region subsea business. Operating profit for the third quarter of 2014 included a $1.4 million unfavorable impact of foreign currency translation.

Surface Technologies
Surface Technologies revenue increased $100.1 million year-over-year. The increase in revenue was primarily driven by our international surface wellhead business due to conventional wellhead system sales and our fluid control business from increased demand for our well service pumps and flowline products in the third quarter of 2014.
Surface Technologies operating profit in the third quarter of 2014 totaled $109.5 million, or 19.7% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 16.3%. The margin improvement was primarily driven by the following:

•	Surface Wellhead - 1.6 percentage point increase due to strong sales growth in international markets;

•	Fluid Control - 0.9 percentage point increase due to increased volumes in our well service pumps and flowline products resulting from improvements in the North American shale markets; and

•	Completion Services - 0.8 percentage point increase due to increased wireline and flowback volumes from improvements in the North American shale markets.

Energy Infrastructure
Energy Infrastructure revenue decreased $27.5 million year-over-year. The decrease was driven by the sale of our Material Handling Products business early in the second quarter of 2014 and the correction of operating results from prior quarters in the year in our automation and control business.
Energy Infrastructure operating profit in the third quarter of 2014 totaled $5.1 million, or 4.1% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 11.8%. The margin decline was primarily driven by the following:

•	Automation and Control - 6.9 percentage point decrease due to the correction of operating results from prior quarters in the year;

•	Material Handling - 1.1 percentage point decrease as a result of the sale of our Material Handling Products business early in the second quarter of 2014; and

•	Measurement Solutions - 1.3 percentage point increase due to higher volumes related to increased activity in the U.S. shale markets.
Corporate Items
Our corporate items reduced earnings by $59.2 million in the third quarter of 2014 and $45.7 million in the third quarter of 2013. The year-over-year increase primarily reflected the following:

•	unfavorable variance in foreign currency gains and losses of $23.4 million, primarily related to a remeasurement of an intercompany transaction;

•	unfavorable variance in corporate staff expenses of $5.7 million, primarily related to higher bonus accruals;

•	favorable variance of $6.9 million related to a larger remeasurement of the Multi Phase Meters earn-out consideration in the third quarter of 2013; and a

•	favorable variance of $4.1 million related to higher third quarter 2013 stock-based compensation expense, primarily from the accelerated vesting of awards for retirement eligible grantees.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine Months Ended September 30,		Change
(In millions, except %)	2014	2013	$	%
Revenue	$5,786.4	$5,078.4	708.0	13.9
Costs and expenses:
Cost of sales	4,390.9	4,011.1	379.8	9.5
Selling, general and administrative expense	542.0	508.8	33.2	6.5
Research and development expense	84.6	84.9	(0.3)	(0.4)
Total costs and expenses	5,017.5	4,604.8	412.7	9.0
Gain on sale of Material Handling Products	84.3	—	84.3	*
Other income (expense), net	(29.2)	1.0	(30.2)	*
Net interest expense	(24.5)	(25.1)	0.6	2.4
Income before income taxes	799.5	449.5	350.0	77.9
Provision for income taxes	264.8	122.0	142.8	117.0
Net income	534.7	327.5	207.2	63.3
Net income attributable to noncontrolling interests	(3.4)	(3.9)	0.5	12.8
Net income attributable to FMC Technologies, Inc.	$531.3	$323.6	207.7	64.2
_______________________

*	Not meaningful
Revenue increased by $708.0 million in the first nine months of 2014 compared to the prior-year. Revenue in the first nine months of 2014 included a $119.1 million unfavorable impact of foreign currency translation. The impact of the strong backlog entering 2014 and volume growth in our subsea services, particularly in the Gulf of Mexico, led to increased Subsea Technologies revenue year-over-year. Surface Technologies posted higher revenue during the first nine months of 2014 primarily due to increased sales of conventional wellhead systems in our international surface wellhead business and increased demand for our well service pumps and flowline products in our fluid control business.
Gross profit (revenue less cost of sales) increased as a percentage of sales to 24.1% in the first nine months of 2014, from 21.0% in the prior-year. The improvement in gross profit as a percentage of sales was primarily due to our Western Region subsea business from higher margin project backlog conversion and higher volumes in subsea services, particularly in the Gulf of Mexico. Additionally, Surface Technologies posted higher gross profit due to increased sales of conventional wellhead systems in our international surface wellhead business and increased demand for our well service pumps and flowline products in our fluid control business.
Selling, general and administrative expense increased $33.2 million year-over-year, resulting from severance charges in our Eastern Region subsea business, reorganization expenses, higher project tendering costs, commissions, and bonus expenses.
During the first nine months of 2014, we recognized a net $84.3 million gain on the sale of our Material Handling Products business. Further information of the sale is incorporated herein by reference from Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other income (expense), net during the first nine months of 2014 included an unrealized foreign currency loss of $20.9 million related to a remeasurement of an intercompany transaction.

Our income tax provisions for the first nine months of 2014 and 2013 reflected effective tax rates of 33.3% and 27.4%, respectively. Excluding a retroactive benefit related to the American Taxpayer Relief Act of 2012 recorded in the first quarter of 2013, our effective tax rate for the first nine months of 2013 was 28.9%. The year-over-year increase from this adjusted rate was primarily due to changes in U.S. and foreign tax law effective from 2014, an unfavorable change in the forecasted country mix of earnings, partially offset by lower charges related to settlements of tax examinations outside the US and the tax impact of the remeasurement of the Multi Phase Meters earn-out consideration in 2013. Our effective tax rate can fluctuate depending on our country mix of earnings since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,629 million at September 30, 2014. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2014	2013	$	%
Revenue
Subsea Technologies	$3,831.0	$3,336.9	494.1	14.8
Surface Technologies	1,546.4	1,317.8	228.6	17.3
Energy Infrastructure	419.6	444.6	(25.0)	(5.6)
Other revenue and intercompany eliminations	(10.6)	(20.9)	10.3	*
Total revenue	$5,786.4	$5,078.4	708.0	13.9
Net income
Segment operating profit
Subsea Technologies	$539.8	$338.7	201.1	59.4
Surface Technologies	276.6	189.1	87.5	46.3
Energy Infrastructure	38.8	51.7	(12.9)	(25.0)
Total segment operating profit	855.2	579.5	275.7	47.6
Corporate items
Corporate expense	(47.8)	(33.2)	(14.6)	(44.0)
Other revenue and other expense, net	13.2	(75.6)	88.8	117.5
Net interest expense	(24.5)	(25.1)	0.6	2.4
Total corporate items	(59.1)	(133.9)	74.8	55.9
Income before income taxes	796.1	445.6	350.5	78.7
Provision for income taxes	264.8	122.0	(142.8)	(117.0)
Net income attributable to FMC Technologies, Inc.	$531.3	$323.6	207.7	64.2
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate investments and debt, income taxes and other revenue and other expense, net.

Subsea Technologies
Subsea Technologies revenue increased $494.1 million year-over-year. Revenue for the first nine months of 2014 included a $103.1 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $597.2 million year-over-year. Subsea Technologies revenue is primarily impacted by the amount of beginning backlog entering the period and the rates of backlog conversion. Our subsea revenue increase year-over-year was led by our Western Region business from project backlog conversion as well as increased volumes in subsea services, particularly in the Gulf of Mexico. We entered 2014 with solid subsea backlog and continued to have strong subsea systems and service order activity during the first nine months of 2014, including a subsea systems order with a potential value of $720 million for Eni’s Jangkrik project and a subsea systems order with an estimated value of $322 million for BP’s Shah Deniz Stage 2 project.

Subsea Technologies operating profit in the first nine months of 2014 totaled $539.8 million, or 14.1% of revenue, compared to the prior-year’s operating profit as a percentage of revenue of 10.2%. The margin improvement was primarily driven by our Western Region subsea business from higher margin project backlog conversion and higher volumes in subsea services, particularly in the Gulf of Mexico. Operating profit for the first nine months of 2014 included a $14.5 million unfavorable impact of foreign currency translation.

Surface Technologies
Surface Technologies revenue increased $228.6 million year-over-year. The increase in revenue was primarily driven by our international surface wellhead business due to conventional wellhead system sales and our fluid control business from increased demand for our well service pumps and flowline products in the first nine months of 2014.
Surface Technologies operating profit in the first nine months of 2014 totaled $276.6 million, or 17.9% of revenue, compared to the prior-year’s operating profit as a percentage of revenue of 14.4%. The margin improvement was primarily driven by the following:

•	Surface Wellhead - 1.8 percentage point increase due to strong sales growth in the Asia Pacific region from higher margin projects; and

•	Fluid Control - 1.5 percentage point increase due to increased volumes in our well service pumps and flowline products resulting from improvements in the North American shale markets.

Energy Infrastructure
Energy Infrastructure revenue decreased $25.0 million year-over-year. The decrease was driven by the sale of our Material Handling Products business early in the second quarter of 2014 and lower activity in our automation and control business.
Energy Infrastructure operating profit in the first nine months of 2014 totaled $38.8 million, or 9.2% of revenue, compared to the prior-year’s operating profit as a percentage of revenue of 11.6%. The margin decline was primarily driven by the following:

•	Automation and Control - 1.9 percentage point decrease due to lower margin project conversion; and

•	Material Handling - 1.1 percentage point decrease as a result of the sale of our Material Handling Products business early in the second quarter of 2014.
Corporate Items
Our corporate items reduced earnings by $59.1 million in the first nine months of 2014 and $133.9 million in the first nine months of 2013. The year-over-year decrease in corporate items primarily reflected the following:

•	favorable variance related to the gain on sale of our Material Handling Products business of $84.3 million;

•	favorable variance of $14.9 million related to lower amortization of pension actuarial losses resulting from a lower discount rate;

•	favorable variance of $14.0 million related to a larger remeasurement of the Multi Phase Meters earn-out consideration in the first nine months of 2013;

•	unfavorable variance in foreign currency gains and losses of $27.7 million, primarily related to a remeasurement of an intercompany transaction; and an

•	unfavorable variance in corporate staffing expenses, primarily related to higher bonus accruals, of $14.6 million.

Inbound Orders and Order Backlog
Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Subsea Technologies	$1,072.4	$1,728.7	$3,841.3	$5,485.1
Surface Technologies	543.5	477.0	1,572.4	1,426.9
Energy Infrastructure	134.2	166.2	383.5	444.9
Intercompany eliminations and other	(2.7)	(3.9)	(9.7)	(29.6)
Total inbound orders	$1,747.4	$2,368.0	$5,787.5	$7,327.3

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation negatively affected backlog by $278.8 million and $172.0 million for the three and nine months ended September 30, 2014, respectively, and positively affected backlog by $1.9 million and negatively affected backlog by $261.0 million for the three and nine months ended September 30, 2013, respectively.

	Order Backlog
(In millions)	September 30, 2014	December 31, 2013	September 30, 2013
Subsea Technologies	$5,855.2	$5,988.8	$6,467.5
Surface Technologies	750.6	742.4	608.1
Energy Infrastructure	241.5	288.4	299.0
Intercompany eliminations	(20.0)	(21.4)	(8.9)
Total order backlog	$6,827.3	$6,998.2	$7,365.7
Order backlog for Subsea Technologies at September 30, 2014, decreased by $133.6 million compared to December 31, 2013. Subsea Technologies backlog of $5.9 billion at September 30, 2014, was composed of various subsea projects, including BP’s Shah Deniz Stage 2; Chevron’s Wheatstone and Agbami; CNR International’s Baobab Field Phase 3; Eni’s Jangkrik; ExxonMobil’s Julia; Petrobras’ tree frame agreement and pre-salt tree and manifold award; Shell’s BC-10 Phase 3; Statoil’s Snorre B Platform Workover System; Total’s Egina; and Tullow Ghana’s TEN.
Surface Technologies order backlog at September 30, 2014, increased by $8.2 million compared to December 31, 2013. The increase was due to strong inbound orders in our fluid control business.

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

(In millions)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$511.5	$399.1
Short-term debt and current portion of long-term debt	(10.0)	(42.5)
Long-term debt, less current portion	(1,337.0)	(1,329.8)
Net debt	$(835.5)	$(973.2)
The change in our net debt position was primarily due to cash generated from operations and proceeds received from the sale of our Material Handling Products business, partially offset by capital expenditures, repurchases of common stock, and a payment related to the Multi Phase Meters earn-out obligation.
Cash Flows
We generated $483.3 million and $425.2 million in cash flows from operating activities during the nine months ended September 30, 2014 and 2013, respectively. The increase in cash flows from operating activities year-over-year was primarily due to higher income from operations, partially offset by changes in our working capital driven by our portfolio of projects and a larger payment related to the Multi Phase Meters earn-out obligation. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts. During the first nine months of 2013, we received a higher amount of advance payments related to projects as compared to first nine months of 2014.
Investing activities used $169.2 million and $235.2 million in cash flows during the nine months ended September 30, 2014 and 2013, respectively. The decrease in cash flows used by investing activities was due to proceeds from the sale of the Material Handling Products business, partially offset by increased capital expenditures to fund our investment in subsea capacity expansion in the first nine months of 2014.
Financing activities used $195.9 million and $170.3 million in cash flows during the nine months ended September 30, 2014 and 2013, respectively. The change in cash flows from financing activities was due to increased treasury stock repurchases during the first nine months of 2014, partially offset by a larger reduction in our short- and long-term debt position in the first nine months of 2013.

Debt and Liquidity
Senior Notes—Refer to Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for information related to our Senior Notes.
Credit Facility—The following is a summary of our revolving credit facility at September 30, 2014:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$1,500.0	$—	$508.0	$6.0	$986.0	March 2017
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $508.0 million of commercial paper issued under our facility at September 30, 2014. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at September 30, 2014.
As of September 30, 2014, we were in compliance with all restrictive covenants under our revolving credit facility.
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
We project spending approximately $400 million in 2014 for capital expenditures, largely towards our subsea expansion and related growth of our subsea service offerings. During the remainder of 2014, we expect to make contributions of approximately $1.7 million and $4.1 million to our domestic and international pension plans, respectively. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Further, we expect to continue our stock repurchases authorized by our Board of Directors, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.
We have $986.0 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase in response to market demand. We continue to evaluate acquisitions, divestitures and joint ventures that meet our strategic priorities. Our intent is to maintain a level of financing sufficient to meet these objectives.

OFF-BALANCE SHEET ARRANGMENTS
Information related to guarantees is incorporated herein by reference from Note 14 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2013, for a discussion of our critical accounting estimates. During the nine months ended September 30, 2014, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

OTHER MATTERS
During the second quarter of 2014, the Company received an inquiry and a subpoena from the SEC seeking information about certain accruals for paid time off (“PTO”) during the first quarter of 2013. The inquiry is with regard to the reversal of an accrual for PTO that caused the liability for PTO to be understated for the quarter ended March 31, 2013. During the quarter ended September 30, 2014, the Company received additional requests for information. The Company has cooperated and fully responded to the requests for information. The Company discussed the matter with its independent registered public accounting firm and the Company’s Audit Committee.

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
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and on determining when and how entities must disclose going concern uncertainties in the financial statements. The update requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements. The amendments in this ASU are effective for the Company for annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted. We expect to early adopt this update on December 31, 2014. We believe the adoption of this guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.
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
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2014, and under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, we have concluded as of September 30, 2014, that our disclosure controls and procedures were:

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

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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
ITEM 1A. RISK FACTORS
In addition to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, the following risk factor was identified:
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
At September 30, 2014, recorded goodwill of $77.7 million was associated with our completion services reporting unit. Despite the reporting unit’s increased year-over-year quarterly earnings, the recent decline in crude oil prices has introduced some uncertainty associated with certain key assumptions used in estimating the fair value of the reporting unit. Depressed crude oil prices for a prolonged period of time may adversely affect the economics of certain of our customers’ projects, particularly for shale-related projects in North America, and may reduce the demand for completion services, negatively impacting the financial results of the reporting unit. Management is monitoring the overall market, specifically crude oil prices, and its effect on the estimates and assumptions used in our goodwill impairment test for completion services, which may require re-evaluation and could result in an impairment of goodwill for this reporting unit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended September 30, 2014.
The following table summarizes repurchases of our common stock during the three months ended September 30, 2014.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2014—July 31, 2014	131,138	$60.80	111,238	11,407,037
August 1, 2014—August 31, 2014	118,769	$60.79	107,639	11,299,398
September 1, 2014—September 30, 2014	806,141	$55.57	800,111	10,499,287
Total	1,056,048	$56.81	1,018,988	10,499,287
 _______________________

(a)
Represents 1,018,988 shares of common stock repurchased and held in treasury and 37,060 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 11,690 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended September 30, 2014.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q for the period ended September 30, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FMC Technologies, Inc.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)
Date: October 24, 2014

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
2.1
Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (incorporated by reference from Exhibit 2.1 to the Form S-1/A filed on June 6, 2001) (File No. 333-55920).

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

4.2.d	Form of 3.45% Senior Notes due 2022 (incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).
10.1	First Amendment of FMC Technologies, Inc. Frozen Retirement Plan, effective September 1, 2014.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 *	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2 *	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

*	Furnished with this Quarterly Report on Form 10-Q