Form 10-Q
period 2015-03-31
FMC TECHNOLOGIES INC
filed 2015-04-24
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2015
Common Stock, par value $0.01 per share	230,911,690

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as the following:

•	Demand for our systems and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	Potential liabilities arising out of the installation or use of our systems;

•	U.S. and international laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;

•	Disruptions in the political, regulatory, economic and social conditions of the foreign countries in which we conduct business;

•	Fluctuations in currency markets worldwide;

•	Cost overruns that may affect profit realized on our fixed price contracts;

•	Disruptions in the timely delivery of our backlog and its effect on our future sales, profitability and our relationships with our customers;

•	The cumulative loss of major contracts or alliances;

•	Rising costs and availability of raw materials;

•	A failure of our information technology infrastructure or any significant breach of security;

•	Our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	The outcome of uninsured claims and litigation against us;

•	Deterioration in future expected profitability or cash flows and its effect on our goodwill;

•	Continuing consolidation within our customers’ industries; and

•	Downgrade in the ratings of our debt could restrict our ability to access the debt capital markets.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2015	2014
Revenue:
Product revenue	$1,362.3	$1,449.1
Service revenue	266.7	302.5
Lease and other income	66.2	72.8
Total revenue	1,695.2	1,824.4
Costs and expenses:
Cost of product revenue	1,040.5	1,119.2
Cost of service revenue	206.3	224.4
Cost of lease and other revenue	46.2	59.9
Selling, general and administrative expense	174.0	182.8
Research and development expense	29.6	25.3
Total costs and expenses	1,496.6	1,611.6
Other expense, net	(6.3)	(1.1)
Income before net interest expense and income taxes	192.3	211.7
Net interest expense	(7.3)	(8.2)
Income before income taxes	185.0	203.5
Provision for income taxes	36.9	67.0
Net income	148.1	136.5
Net income attributable to noncontrolling interests	(0.5)	(1.3)
Net income attributable to FMC Technologies, Inc.	$147.6	$135.2
Earnings per share attributable to FMC Technologies, Inc. (Note 3):
Basic	$0.63	$0.57
Diluted	$0.63	$0.57
Weighted average shares outstanding (Note 3):
Basic	233.0	237.4
Diluted	233.9	237.8
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2015	2014
Net income	$148.1	$136.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(101.0)	9.3
Net gains (losses) on hedging instruments:
Net losses arising during the period	(41.4)	(0.2)
Reclassification adjustment for net losses (gains) included in net income	13.0	(2.4)
Net losses on hedging instruments (2)	(28.4)	(2.6)
Pension and other post-retirement benefits:
Reclassification adjustment for amortization of prior service credit included in net income	—	(0.1)
Reclassification adjustment for amortization of net actuarial loss included in net income	5.3	2.8
Net pension and other post-retirement benefits (3)	5.3	2.7
Other comprehensive income (loss), net of tax	(124.1)	9.4
Comprehensive income	24.0	145.9
Comprehensive income attributable to noncontrolling interest	(0.5)	(1.3)
Comprehensive income attributable to FMC Technologies, Inc.	$23.5	$144.6
_______________________

(1)	Net of income tax (expense) benefit of $8.3 and $(1.0) for the three months ended March 31, 2015 and 2014, respectively.

(2)	Net of income tax (expense) benefit of $9.8 and $(3.8) for the three months ended March 31, 2015 and 2014, respectively.

(3)	Net of income tax (expense) benefit of $(2.5) and $(1.9) for the three months ended March 31, 2015 and 2014, respectively.
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
(In millions, except par value data)	(Unaudited)
Assets
Cash and cash equivalents	$695.1	$638.8
Trade receivables, net of allowances of $13.0 in 2015 and $9.4 in 2014	1,751.7	2,127.0
Inventories, net (Note 4)	1,013.1	1,021.2
Derivative financial instruments (Note 11)	272.0	197.6
Prepaid expenses	69.8	48.5
Deferred income taxes	70.0	70.8
Other current assets	370.8	332.5
Total current assets	4,242.5	4,436.4
Investments	35.3	35.9
Property, plant and equipment, net of accumulated depreciation of $835.9 in 2015 and $833.4 in 2014	1,427.5	1,458.4
Goodwill	536.1	552.1
Intangible assets, net of accumulated amortization of $124.0 in 2015 and $119.2 in 2014	272.3	282.9
Deferred income taxes	121.1	106.5
Derivative financial instruments (Note 11)	180.1	134.9
Other assets	156.3	168.5
Total assets	$6,971.2	$7,175.6
Liabilities and equity
Short-term debt and current portion of long-term debt	$14.8	$11.7
Accounts payable, trade	612.9	723.5
Advance payments and progress billings	793.3	965.2
Accrued payroll	186.3	256.8
Derivative financial instruments (Note 11)	331.9	230.2
Income taxes payable	149.3	152.9
Deferred income taxes	50.8	54.2
Other current liabilities	365.4	389.1
Total current liabilities	2,504.7	2,783.6
Long-term debt, less current portion (Note 5)	1,301.6	1,297.2
Accrued pension and other post-retirement benefits, less current portion	217.4	236.7
Derivative financial instruments (Note 11)	301.8	220.2
Deferred income taxes	66.1	54.3
Other liabilities	97.6	105.9
Commitments and contingent liabilities (Note 13)
Stockholders’ equity (Note 10):
Preferred stock, $0.01 par value, 12.0 shares authorized in 2015 and 2014; no shares issued in 2015 or 2014	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2015 and 2014; 286.3 shares issued in 2015 and 2014; 231.1 and 231.5 shares outstanding in 2015 and 2014, respectively	2.9	2.9
Common stock held in employee benefit trust, at cost; 0.2 shares in 2015 and 2014	(8.0)	(8.0)
Treasury stock, at cost; 55.1 and 54.6 shares in 2015 and 2014, respectively	(1,453.5)	(1,431.1)
Capital in excess of par value of common stock	734.7	731.9
Retained earnings	3,991.9	3,844.3
Accumulated other comprehensive loss	(807.8)	(683.7)
Total FMC Technologies, Inc. stockholders’ equity	2,460.2	2,456.3
Noncontrolling interests	21.8	21.4
Total equity	2,482.0	2,477.7
Total liabilities and equity	$6,971.2	$7,175.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Three Months Ended
	March 31,
	2015	2014
Cash provided (required) by operating activities:
Net income	$148.1	$136.5
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	42.2	41.9
Amortization	15.6	12.2
Employee benefit plan and stock-based compensation costs	26.6	23.1
Deferred income tax provision	17.0	10.3
Unrealized loss on derivative instruments	10.4	0.8
Other	9.9	4.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	254.8	(170.2)
Inventories, net	(23.3)	(14.7)
Accounts payable, trade	(78.5)	(51.0)
Advance payments and progress billings	(138.9)	124.0
Income taxes payable, net	(23.4)	(12.0)
Accrued pension and other post-retirement benefits, net	(13.9)	(14.0)
Other assets and liabilities, net	(71.0)	(39.7)
Cash provided by operating activities	175.6	51.8
Cash provided (required) by investing activities:
Capital expenditures	(86.7)	(92.0)
Other	5.3	2.0
Cash required by investing activities	(81.4)	(90.0)
Cash provided (required) by financing activities:
Net decrease in short-term debt	(0.3)	(20.5)
Net increase in commercial paper	9.0	8.5
Repayments of long-term debt	(0.3)	(1.6)
Purchase of treasury stock	(30.8)	(45.8)
Payments related to taxes withheld on stock-based compensation	(7.6)	(12.1)
Excess (deficit) tax benefits	(0.9)	1.9
Other	—	(0.4)
Cash required by financing activities	(30.9)	(70.0)
Effect of exchange rate changes on cash and cash equivalents	(7.0)	(0.6)
Increase (decrease) in cash and cash equivalents	56.3	(108.8)
Cash and cash equivalents, beginning of period	638.8	399.1
Cash and cash equivalents, end of period	$695.1	$290.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of FMC Technologies, Inc. and its consolidated subsidiaries (“FMC Technologies”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Prior to 2015, the income taxes financial statement line item in cash provided by operating activities on the condensed consolidated statements of cash flows historically included changes during the reporting period attributable to income taxes receivables and payables and current and deferred income tax assets and liabilities. Beginning in the first quarter of 2015, amounts attributable to current and deferred income tax assets and liabilities are now presented in the other assets and liabilities, net financial statement line item. All prior-year amounts have been revised to conform to the current year presentation.
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
In the opinion of management, the statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these statements may not be representative of the results that may be expected for the year ending December 31, 2015.
NOTE 2. RECENTLY ADOPTED ACCOUNTING STANDARDS
Effective January 1, 2015, we adopted Accounting Standards Update (“ASU”) No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” which eliminates from GAAP the concept of extraordinary items. However, the presentation and disclosure guidance for items that are unusual in nature or infrequent in occurrence was retained. We adopted the updated guidance prospectively. The adoption of this update concerns presentation and disclosure only as it relates to our condensed consolidated financial statements.

NOTE 3. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2015	2014
Net income attributable to FMC Technologies, Inc.	$147.6	$135.2
Weighted average number of shares outstanding	233.0	237.4
Dilutive effect of restricted stock units and stock options	0.9	0.4
Total shares and dilutive securities	233.9	237.8

Basic earnings per share attributable to FMC Technologies, Inc.	$0.63	$0.57
Diluted earnings per share attributable to FMC Technologies, Inc.	$0.63	$0.57
NOTE 4. INVENTORIES
Inventories consisted of the following:

(In millions)	March 31, 2015	December 31, 2014
Raw materials	$198.4	$196.6
Work in process	146.7	166.1
Finished goods	856.2	849.9
	1,201.3	1,212.6
LIFO and valuation adjustments	(188.2)	(191.4)
Inventories, net	$1,013.1	$1,021.2

NOTE 5. DEBT
Long-term debt consisted of the following:

(In millions)	March 31, 2015	December 31, 2014
Revolving credit facility	$—	$—
Commercial paper (1)	478.1	469.1
2.00% Notes due 2017	299.7	299.6
3.45% Notes due 2022	499.7	499.7
Term loan	18.6	22.9
Property financing	8.8	9.7
Total long-term debt	1,304.9	1,301.0
Less: current portion	(3.3)	(3.8)
Long-term debt, less current portion	$1,301.6	$1,297.2
 _______________________

(1)
Committed credit available under our revolving credit facility provided the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014. As of March 31, 2015, our commercial paper borrowings had a weighted average interest rate of 0.64%.

NOTE 6. INCOME TAXES
Our income tax provisions for the three months ended March 31, 2015 and 2014, reflected effective tax rates of 20.0% and 33.2%, respectively. The year-over-year decrease in the effective tax rate was primarily due to an increase in earnings from foreign operations indefinitely reinvested outside the United States and a favorable change in the forecasted country mix of earnings. As of January 1, 2015, we changed our assertion of certain prior year earnings from foreign operations as indefinitely reinvested due to increased cash demands outside the United States.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.

NOTE 7. WARRANTY OBLIGATIONS
Warranty cost and accrual information was as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
Balance at beginning of period	$23.0	$18.0
Expense for new warranties	7.7	5.4
Adjustments to existing accruals	1.6	0.4
Claims paid	(8.2)	(4.9)
Balance at end of period	$24.1	$18.9
NOTE 8. PENSION AND OTHER POST-RETIREMENT BENEFITS
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2015		2014
(In millions)	U.S.	Int’l	U.S.	Int’l
Service cost	$3.7	$4.1	$3.4	$4.3
Interest cost	6.6	3.7	7.3	4.7
Expected return on plan assets	(11.0)	(6.9)	(11.6)	(7.6)
Amortization of actuarial loss (gain), net	4.9	3.2	3.1	1.7
Net periodic benefit cost	$4.2	$4.1	$2.2	$3.1

	Other Post-retirement Benefits
	Three Months Ended March 31,
(In millions)	2015	2014
Interest cost	$0.1	$0.1
Amortization of actuarial loss (gain), net	—	(0.1)
Net periodic benefit cost	$0.1	$—

During the three months ended March 31, 2015, we contributed $2.3 million to our domestic pension benefit plans and $11.5 million to our international pension benefit plans.

NOTE 9. STOCK-BASED COMPENSATION
Under the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”), we have primarily granted awards in the form of nonvested stock units (also known as restricted stock units in the plan document). We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Stock-based compensation expense for nonvested stock units was $19.8 million and $17.9 million for the three months ended March 31, 2015 and 2014, respectively.
During the three months ended March 31, 2015, we granted the following restricted stock units to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value (per share)
Time-based	701
Performance-based	246	*
Market-based	123	*
Total granted	1,070		$39.04
_______________________

*	Assumes grant date expected payout
For current-year performance-based awards, actual payouts may vary from zero to 492 thousand shares, contingent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ending December 31, 2015. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.
For current-year market-based awards, actual payouts may vary from zero to 246 thousand shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return (“TSR”) for a three year period ending December 31, 2017. The payout for the TSR metric is determined based on our performance relative to the peer group, however a payout is possible regardless of whether our TSR for the three year period is positive or negative. If our TSR for the three years is not positive, the payout with respect to TSR is limited to the target previously established by the Compensation Committee of the Board of Directors. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.
NOTE 10. STOCKHOLDERS’ EQUITY
There were no cash dividends declared during the three months ended March 31, 2015 and 2014.

The following is a summary of our treasury stock activity for the three months ended March 31, 2015 and 2014:

(Number of shares in thousands)	Treasury Stock
Balance as of December 31, 2013	50,318
Stock awards	(459)
Treasury stock purchases	899
Balance as of March 31, 2014	50,758

Balance as of December 31, 2014	54,626
Stock awards	(322)
Treasury stock purchases	776
Balance as of March 31, 2015	55,080

We repurchased $30.8 million and $45.8 million of common stock during the three months ended March 31, 2015 and March 31, 2014, respectively, under the authorized repurchase program. In February 2015, the Board of Directors authorized an extension of our repurchase program by 15.0 million shares. As of March 31, 2015, our Board of Directors had authorized 90.0 million shares of common stock under our share repurchase program, and approximately 22.3 million shares of common stock remained available for purchase, which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.
Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2014	$(311.9)	$(77.3)	$(294.5)	$(683.7)
Other comprehensive income (loss) before reclassifications, net of tax	(101.0)	(41.4)	—	(142.4)
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	13.0	5.3	18.3
Other comprehensive income (loss), net of tax	(101.0)	(28.4)	5.3	(124.1)
March 31, 2015	$(412.9)	$(105.7)	$(289.2)	$(807.8)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended
(In millions)	March 31, 2015	March 31, 2014
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statement of Income
Gains (losses) on hedging instruments
Foreign exchange contracts:	$(26.4)	$(10.5)	Revenue
	11.5	11.3	Cost of sales
	(0.5)	(0.1)	Selling, general and administrative expense
	(15.4)	0.7	Income before income taxes
	2.4	1.7	Income tax (expense) benefit
	$(13.0)	$2.4	Net income
Defined pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$(7.8)	$(4.7)	(a)
Amortization of prior service credit (cost)	—	0.1	(a)
	(7.8)	(4.6)	Income before income taxes
	2.5	1.9	Income tax (expense) benefit
	$(5.3)	$(2.7)	Net income
_______________________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 8 for additional details).

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS
We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates. We hold the following types of derivative instruments:
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At March 31, 2015, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	47.2	35.9
British pound	56.4	83.4
Canadian dollar	(196.6)	(154.5)
Euro	165.8	178.2
Kuwaiti dinar	(5.5)	(18.4)
Malaysian ringgit	111.3	30.0
Norwegian krone	2,480.7	306.7
Russian ruble	(457.3)	(7.8)
Singapore dollar	163.6	119.1
U.S. dollar	(787.4)	(787.4)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At March 31, 2015, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(106.7)	(32.7)
Euro	11.6	12.5
U.S. dollar	22.3	22.3
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

The following table of all outstanding derivative instruments is based on estimated fair value amounts that have been determined using available market information and commonly accepted valuation methodologies. Refer to Note 12 for further disclosures related to the fair value measurement process. Accordingly, the estimates may not be indicative of the gains or losses we may ultimately incur when these contracts settle or mature.

	March 31, 2015		December 31, 2014
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$245.1	$304.5	$172.1	$207.1
Long-term – Derivative financial instruments	174.0	295.1	129.4	214.6
Total derivatives designated as hedging instruments	419.1	599.6	301.5	421.7
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	26.9	27.4	25.5	23.1
Long-term – Derivative financial instruments	6.1	6.7	5.5	5.6
Total derivatives not designated as hedging instruments	33.0	34.1	31.0	28.7
Total derivatives	$452.1	$633.7	$332.5	$450.4
We recognized a loss of $0.9 million and an immaterial loss on cash flow hedges for the three months ended March 31, 2015 and 2014, respectively, as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur or would not occur by the originally specified time period. Cash flow hedges of forecasted transactions, net of tax, resulted in an accumulated other comprehensive loss of $105.7 million and $77.3 million at March 31, 2015, and December 31, 2014, respectively. We expect to transfer an approximate $29.5 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the end of 2016.

The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying condensed consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended March 31,
(In millions)	2015	2014
Foreign exchange contracts	$(53.6)	$1.9

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,
(In millions)	2015	2014
Foreign exchange contracts:
Revenue	$(26.4)	$(10.5)
Cost of sales	11.5	11.3
Selling, general and administrative expense	(0.5)	(0.1)
Total	$(15.4)	$0.7

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
(In millions)	2015	2014
Foreign exchange contracts:
Revenue	$0.5	$4.6
Cost of sales	(5.8)	(3.7)
Total	$(5.3)	$0.9
Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally, forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended March 31,
(In millions)	2015	2014
Foreign exchange contracts:
Revenue	$(1.5)	$(1.0)
Cost of sales	0.1	0.5
Other income (expense), net (1)	27.9	3.6
Total	$26.5	$3.1
 _______________________

(1)	Other income (expense), net excludes asset and liability remeasurement gains and losses.

Balance Sheet Offsetting—We execute derivative contracts only with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of March 31, 2015, and December 31, 2014, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	March 31, 2015			December 31, 2014
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$452.1	$(430.6)	$21.5	$332.5	$(321.5)	$11.0

	March 31, 2015			December 31, 2014
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$633.7	$(430.6)	$203.1	$450.4	$(321.5)	$128.9
NOTE 12. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2015				December 31, 2014
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$22.2	$22.2	$—	$—	$22.5	$22.5	$—	$—
Fixed income	6.0	6.0	—	—	7.1	7.1	—	—
Money market fund	2.9	—	2.9	—	3.4	—	3.4	—
Stable value fund	0.8	—	0.8	—	0.7	—	0.7	—
Other	2.0	2.0	—	—	2.1	2.1	—	—
Derivative financial instruments:
Foreign exchange contracts	452.1	—	452.1	—	332.5	—	332.5	—
Total assets	$486.0	$30.2	$455.8	$—	$368.3	$31.7	$336.6	$—
Liabilities
Derivative financial instruments:
Foreign exchange contracts	633.7	—	633.7	—	450.4	—	450.4	—
Total liabilities	$633.7	$—	$633.7	$—	$450.4	$—	$450.4	$—
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
Fair value of debt—The fair value, based on Level 1 quoted market rates, of our 2.00% Notes due 2017 and 3.45% Notes due 2022 (collectively, “Senior Notes”) was approximately $794.7 million at March 31, 2015 and approximately $779.5 million at December 31, 2014, as compared to the $800.0 million face value of the debt, net of issue discounts, recorded in the condensed consolidated balance sheets.
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

NOTE 13. COMMITMENTS AND CONTINGENT LIABILITIES
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
Contingent liabilities associated with liquidated damages—Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately accrued for probable liquidated damages at March 31, 2015, and December 31, 2014, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows for the year ending December 31, 2015.

NOTE 14. BUSINESS SEGMENT INFORMATION
Segment revenue and segment operating profit were as follows:

	Three Months Ended March 31,
(In millions)	2015	2014
Segment revenue
Subsea Technologies	$1,157.2	$1,202.0
Surface Technologies	446.3	479.5
Energy Infrastructure	100.9	145.6
Other revenue (1) and intercompany eliminations	(9.2)	(2.7)
Total revenue	$1,695.2	$1,824.4
Income before income taxes:
Segment operating profit:
Subsea Technologies	$168.7	$141.7
Surface Technologies	62.9	87.7
Energy Infrastructure	2.9	15.6
Total segment operating profit	234.5	245.0
Corporate items:
Corporate expense (2)	(16.3)	(14.9)
Other revenue (1) and other expense, net (3)	(26.4)	(19.7)
Net interest expense	(7.3)	(8.2)
Total corporate items	(50.0)	(42.8)
Income before income taxes attributable to FMC Technologies, Inc. (4)	$184.5	$202.2
 _______________________

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(2)	Corporate expense primarily includes corporate staff expenses.

(3)
Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(4)	Excludes amounts attributable to noncontrolling interests.

Segment operating capital employed and assets were as follows:

(In millions)	March 31, 2015	December 31, 2014
Segment operating capital employed (1):
Subsea Technologies	$2,114.6	$2,175.2
Surface Technologies	1,153.8	1,183.6
Energy Infrastructure	308.8	313.9
Total segment operating capital employed	3,577.2	3,672.7
Segment liabilities included in total segment operating capital employed (2)	2,055.1	2,402.3
Corporate (3)	1,338.9	1,100.6
Total assets	$6,971.2	$7,175.6
Segment assets:
Subsea Technologies	$3,767.1	$4,066.1
Surface Technologies	1,472.1	1,587.8
Energy Infrastructure	420.5	442.3
Intercompany eliminations	(27.4)	(21.2)
Total segment assets	5,632.3	6,075.0
Corporate (3)	1,338.9	1,100.6
Total assets	$6,971.2	$7,175.6
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Outlook
Overall Outlook. During the fourth quarter of 2014, crude oil prices experienced a precipitous decline due to continued growth in U.S. oil production and continued strong international crude oil supply, especially from OPEC’s decision to maintain oil production levels, combined with a weakened outlook for the global economy. As a result of the weaker crude oil price environment, many crude oil development prospects are being deferred, leading to a downturn in demand for our products and services and an overall weaker demand for oilfield services. While the downturn we now face in our industry is significant, we believe the predominantly supply-driven, market imbalance will undergo the corrective measures necessary for the recovery of commodity prices in the long term. Although the timing of the recovery of crude oil prices is dependent on many variables, including any decisions by various countries to lift oil sanctions on Iran which could further negatively affect crude oil prices, we believe as long-term demand rises and production naturally declines, commodity prices will recover and our customers will begin to increase their investments in new sources of oil production.
Subsea Technologies. In reaction to the decline in crude oil prices, many of our customers have reduced their capital spending plans for 2015, have deferred new projects, or have requested price concessions on projects. These actions will have an adverse effect on our 2015 inbound orders when compared to the prior year. During the first quarter of 2015, subsea margins increased when compared to the prior year. The increase in subsea margins was attributed to our ability to successfully capitalize on the improved execution we achieved in 2014. Given our lower full year 2015 inbound orders expectations, our focus throughout the remainder of 2015 will be the continued concentration on standardization, process improvement, cost reductions, supply chain management, and the reduction and leveraging of our workforce to maintain these operating margin improvements. As we center our operations on the needs of our customers, a large part of our efforts will be focused on ways to improve customer returns by offering cost-effective approaches to our customers’ project developments, including customer acceptance of new technologies and acceptance of alternative business models to help achieve their cost-reduction goals and accelerate time to first oil. Part of this strategy includes standardization of subsea production equipment as operators understand the cost and scheduling benefits that standardization brings to their projects. Additionally, Forsys Subsea, our recently announced joint venture with Technip, creates the alliance between two market leaders that is expected to deliver significant cost reductions to deepwater projects by offering integrated concept development and FEED studies early in the development of a subsea field when the ability to control costs is most influential. Refer to “Cautionary Note Regarding Forward-Looking Statements” related to statements made regarding Forsys Subsea.
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
Surface Technologies. Given the decline in commodity prices, we expected a decline in rig counts and decreased North American land activity in 2015 which would negatively affect all of our surface technologies businesses in North America. The decreases in capital investment in shale production has led us to take significant actions to reduce headcount in our North American businesses and to work with our suppliers to reduce costs. Although difficult to predict the length of depressed crude oil prices, specifically its impacts on the down cycle in shale, we expect that commodity prices in 2016 may be at a level to allow some recovery in North American activity. Throughout the remainder of 2015, we expect continued efforts to integrate our North American surface wellhead and completion services businesses to strengthen our market presence and bring increased value to our customers. Our international surface wellhead business delivered strong operational results from continued strength in international markets in the first quarter of 2015, and we expect this strength to continue throughout the remainder of the year as a result of our strong international surface wellhead backlog.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended March 31,		Change
(In millions, except %)	2015	2014	$	%
Revenue	$1,695.2	$1,824.4	(129.2)	(7.1)
Costs and expenses:
Cost of sales	1,293.0	1,403.5	(110.5)	(7.9)
Selling, general and administrative expense	174.0	182.8	(8.8)	(4.8)
Research and development expense	29.6	25.3	4.3	17.0
Total costs and expenses	1,496.6	1,611.6	(115.0)	(7.1)
Other income (expense), net	(6.3)	(1.1)	(5.2)	*
Net interest expense	(7.3)	(8.2)	0.9	11.0
Income before income taxes	185.0	203.5	(18.5)	(9.1)
Provision for income taxes	36.9	67.0	(30.1)	(44.9)
Net income	148.1	136.5	11.6	8.5
Net income attributable to noncontrolling interests	(0.5)	(1.3)	0.8	61.5
Net income attributable to FMC Technologies, Inc.	$147.6	$135.2	12.4	9.2
_______________________

*	Not meaningful
Revenue decreased by $129.2 million in the first quarter of 2015 compared to the prior-year quarter. Revenue in the first quarter of 2015 included a $128.8 million unfavorable impact of foreign currency translation. Overall, our Subsea Technologies revenue was relatively flat year-over-year. Revenue increased in our Western Region subsea business due to project backlog conversion and increased volumes in subsea services but was offset by decreased revenue in our Brazilian and Eastern Region subsea business primarily from foreign currency translation and lower volumes in our Schilling Robotics business. Surface Technologies posted decreased revenue year-over-year in our fluid control, completion services, and North American surface wellhead businesses from lower market activity in North America, partially offset by an increase in revenue in our international surface wellhead business from increased sales of conventional wellhead systems.
Gross profit (revenue less cost of sales) increased as a percentage of sales to 23.7% in the first quarter of 2015, from 23.1% in the prior-year quarter. The improvement in gross profit as a percentage of sales was due to our Subsea Technologies segment, primarily in our Eastern Region subsea business from higher margin project backlog conversion. Surface Technologies realized lower gross profit margins year-over-year in our fluid control, completion services and surface wellhead businesses from lower market activity in North America, partially offset by an increase in our international surface wellhead business from conventional wellhead systems sales.
Selling, general and administrative expense decreased $8.8 million year-over-year, resulting from the sale of our Material Handling Products business during the second quarter of 2014 and foreign currency translation.
Other income (expense), net during the first quarter of 2015 included an unrealized foreign currency loss of $7.0 million.

Our income tax provisions for the first quarter of 2015 and 2014 reflected effective tax rates of 20.0% and 33.2%, respectively. The year-over-year decrease in the effective tax rate was primarily due to an increase in earnings from foreign operations indefinitely reinvested outside the United States and a favorable change in the forecasted country mix of earnings. As of January 1, 2015, we asserted a larger portion of our foreign earnings as permanently reinvested outside the United States. The year-over-year effective tax rate decreased 4.8 percentage points due to an increase in the amount of prior year foreign earnings considered to be indefinitely reinvested outside of the United States, which are subject to foreign tax rates lower than the federal income tax rate. Additionally, our effective tax rate can fluctuate depending on our country mix of earnings since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,722 million at March 31, 2015. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue
Subsea Technologies	$1,157.2	$1,202.0	(44.8)	(3.7)
Surface Technologies	446.3	479.5	(33.2)	(6.9)
Energy Infrastructure	100.9	145.6	(44.7)	(30.7)
Other revenue and intercompany eliminations	(9.2)	(2.7)	(6.5)	*
Total revenue	$1,695.2	$1,824.4	(129.2)	(7.1)
Net income
Segment operating profit
Subsea Technologies	$168.7	$141.7	27.0	19.1
Surface Technologies	62.9	87.7	(24.8)	(28.3)
Energy Infrastructure	2.9	15.6	(12.7)	(81.4)
Total segment operating profit	234.5	245.0	(10.5)	(4.3)
Corporate items
Corporate expense	(16.3)	(14.9)	(1.4)	(9.4)
Other revenue and other expense, net	(26.4)	(19.7)	(6.7)	(34.0)
Net interest expense	(7.3)	(8.2)	0.9	11.0
Total corporate items	(50.0)	(42.8)	(7.2)	(16.8)
Income before income taxes	184.5	202.2	(17.7)	(8.8)
Provision for income taxes	36.9	67.0	30.1	44.9
Net income attributable to FMC Technologies, Inc.	$147.6	$135.2	12.4	9.2
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, net interest income (expense) associated with corporate debt facilities and investments, income taxes and other revenue and other expense, net.

Subsea Technologies
Subsea Technologies revenue decreased $44.8 million year-over-year. Revenue for the first quarter of 2015 included a $99.8 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $55.0 million year-over-year. Subsea Technologies revenue is primarily impacted by the amount of beginning backlog entering the period and the rates of backlog conversion. Overall, our Subsea Technologies revenue was relatively flat year-over-year. Revenue increased due to project backlog conversion and increased volumes in subsea services in our Western Region subsea business but was offset by decreased revenue in our Brazil and Eastern Region subsea business primarily from foreign currency translation and lower volumes in our Schilling Robotics business.

Subsea Technologies operating profit in the first quarter of 2015 totaled $168.7 million, or 14.6% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 11.8%. The margin improvement was primarily driven by operational improvements and project execution in our Eastern Region and Asia Pacific subsea businesses. Operating profit for the first quarter of 2015 included a $10.0 million unfavorable impact of foreign currency translation.

Surface Technologies
Surface Technologies revenue decreased $33.2 million year-over-year. Revenue for the first quarter of 2015 included a $19.3 million unfavorable impact of foreign currency translation. The decrease in revenue was primarily driven by our fluid control, completion services, and North American surface wellhead businesses from lower market activity in North America, partially offset by an increase in revenue in our international surface wellhead business from increased sales of conventional wellhead systems.
Surface Technologies operating profit in the first quarter of 2015 totaled $62.9 million, or 14.1% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 18.3%. The margin decline was primarily driven by the following:

•	Fluid Control - 3.5 percentage point decrease due to decreased volumes in our well service pump and flowline products resulting from lower activity in the North American shale markets;

•	Completion Services - 1.7 percentage point decrease due to decreased wireline and flowback volumes from lower activity in the North American shale markets; and

•	Surface Wellhead - 0.6 percentage point increase due to strong sales growth in international markets.

Energy Infrastructure
Energy Infrastructure revenue decreased $44.7 million year-over-year. The decrease was due to the sale of our Material Handling Products business early in the second quarter of 2014 and decreased revenue in all other businesses. Revenue for the first quarter of 2015 included a $9.9 million unfavorable impact due to foreign currency translation.
Energy Infrastructure operating profit in the first quarter of 2015 totaled $2.9 million, or 2.9% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 10.7%. The margin decline was primarily driven by the following:

•	Automation and Control - 4.1 percentage point decrease due to revenue recognized in the first quarter of 2014 that was subsequently corrected in the third quarter of 2014; and

•	Loading Systems - 2.4 percentage point decrease due to higher margin offshore loading arm projects in the first quarter of 2014.
Corporate Items
Our corporate items reduced earnings by $50.0 million in the first quarter of 2015 and $42.8 million in the first quarter of 2014. The year-over-year increase primarily reflected the following:

•	unfavorable variance in foreign currency gains and losses of $6.8 million;

•	unfavorable variance of $2.5 million related to higher amortization of pension actuarial losses resulting from a lower discount rate;

•	favorable variance of $1.3 million due to the absence of any remeasurement associated with the Multi Phase Meters earn-out consideration in the first quarter of 2015.

Inbound Orders and Order Backlog
Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2015	2014
Subsea Technologies	$552.0	$1,918.8
Surface Technologies	326.3	527.3
Energy Infrastructure	95.8	141.3
Intercompany eliminations and other	(5.1)	—
Total inbound orders	$969.0	$2,587.4

Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation negatively affected backlog by $386.2 million and positively affected backlog by $81.1 million for the three months ended March 31, 2015 and 2014, respectively.

	Order Backlog
(In millions)	March 31, 2015	December 31, 2014	March 31, 2014
Subsea Technologies	$4,825.0	$5,793.1	$6,786.6
Surface Technologies	519.5	654.2	789.5
Energy Infrastructure	173.1	187.0	285.0
Intercompany eliminations	(10.6)	(14.9)	(18.9)
Total order backlog	$5,507.0	$6,619.4	$7,842.2
Order backlog for Subsea Technologies at March 31, 2015, decreased by $968.1 million compared to December 31, 2014. Subsea Technologies backlog of $4.8 billion at March 31, 2015, was composed of various subsea projects, including BP’s Mad Dog Phase 2 and Shah Deniz Stage 2; Chevron’s Agbami; Eni’s Block 15/06 East Hub and Jangkrik; Petrobras’ pre-salt tree and manifold awards; Statoil’s Snorre B Platform Workover System; Total’s Edradour and Egina; Tullow Ghana’s TEN; and Wintershall’s Maria.
Surface Technologies order backlog at March 31, 2015, decreased by $134.7 million compared to December 31, 2014. The decrease was due to lower North American activity which negatively affected our fluid control business backlog and lower inbound orders when compared to the fourth quarter of 2014 in our international surface wellhead business.

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
Net debt, or net cash, is a non-GAAP measure reflecting debt, net of cash and cash equivalents. Management uses this non-GAAP measure to evaluate our capital structure and financial leverage. We believe net debt, or net cash, is a meaningful measure that may assist investors in understanding our results and recognizing underlying trends. Net (debt) cash should not be considered an alternative to, or more meaningful than, cash and cash equivalents as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.
The following table provides a reconciliation of our cash and cash equivalents to net debt, utilizing details of classifications from our condensed consolidated balance sheets.

(In millions)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$695.1	$638.8
Short-term debt and current portion of long-term debt	(14.8)	(11.7)
Long-term debt, less current portion	(1,301.6)	(1,297.2)
Net debt	$(621.3)	$(670.1)
The change in our net debt position was primarily due to cash generated from operations, partially offset by capital expenditures and repurchases of common stock.
Cash Flows
We generated $175.6 million and $51.8 million in cash flows from operating activities during the three months ended March 31, 2015 and 2014, respectively. The increase in cash flows from operating activities year-over-year was primarily due to income from operations and changes in our working capital driven by our portfolio of projects. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts.
Investing activities used $81.4 million and $90.0 million in cash flows during the three months ended March 31, 2015 and 2014, respectively. The decrease in cash flows used by investing activities in the first three months of 2015 was due to a slight decrease in capital expenditures to fund our investment in subsea service capabilities.
Financing activities used $30.9 million and $70.0 million in cash flows during the three months ended March 31, 2015 and 2014, respectively. The change in cash flows from financing activities was due to decreased treasury stock repurchases and repayments of short-term debt during the first three months of 2015 when compared to 2014.

Debt and Liquidity
Senior Notes—Refer to Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 for information related to our Senior Notes.
Credit Facility—The following is a summary of our revolving credit facility at March 31, 2015:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$1,500.0	$—	$478.1	$—	$1,021.9	March 2017
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $478.1 million of commercial paper issued under our facility at March 31, 2015. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at March 31, 2015.
As of March 31, 2015, we were in compliance with all restrictive covenants under our revolving credit facility.
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
Outlook
Historically, we have generated our capital resources primarily through operations and, when needed, through our credit facility. We have $1,021.9 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase in response to market demand. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and access to capital markets. Although we expect to continue to reach payment milestones on many of our projects, we expect our consolidated operating cash flow position in 2015 to slightly decrease as a result of the negative impact the decline in commodity prices will have on our overall business.
We project spending approximately $250 million in 2015 for capital expenditures, largely towards our subsea service offerings. During the second quarter of 2015, we expect to remit most of the $10 million withheld purchase price related to the acquisition of our automation and control business. A portion of the purchase price was withheld under the stock purchase agreement as security for payment related to any and all indemnities during the three-year period post acquisition of the business.
During the remainder of 2015, we expect to make contributions of approximately $5.4 million to our international pension plans. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Additionally, we expect to make payments of approximately $1.8 million to our U.S. Non-Qualified Defined Benefit Pension Plan during the remainder of 2015.
We continue to evaluate acquisitions, divestitures and joint ventures that meet our strategic priorities. Our intent is to maintain a level of financing sufficient to meet these objectives. Further, we expect to continue our stock repurchases authorized by our Board of Directors, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

OFF-BALANCE SHEET ARRANGEMENTS
Information related to guarantees is incorporated herein by reference from Note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of our critical accounting estimates. During the three months ended March 31, 2015, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

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
In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This update amends the criteria for determining whether a limited partnership or similar entity is a variable interest entity, eliminates the presumption in the voting model that a general partner controls a limited partnership, eliminates the deferral of ASU 2009-17 for investments in certain investment funds, removes three of the six criteria a fee must meet for a decision maker or service provider to conclude a fee does not represent a variable interest, alters how variable interests held by related parties affect consolidation, and clarifies the two-step process to determine whether the at-risk equity holders of a corporation have the power to direct the corporation’s significant activities. The amendments in this ASU are effective for the Company on January 1, 2016. Early application is permitted. We believe the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This update requires debt issuance costs to be presented in the balance sheet as a deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts or premiums. The amendments in this ASU are effective for the Company on January 1, 2016. Early application is permitted, and a retrospective application is required. We believe the adoption of this guidance will not have a material impact on our consolidated financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, for quantitative and qualitative disclosures about market risk. There have been no material changes in our exposures to market risk since December 31, 2014.
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2015, and under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded as of March 31, 2015, that our disclosure controls and procedures were:

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

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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
ITEM 1A. RISK FACTORS
In addition to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, the following risk factor was identified:

Our customers’ industries are undergoing consolidation that may impact our results of operations.
Some of our customers are undergoing consolidation which may decrease demand for our products and services as a result of decreased customer capital spending achieved through economies of scale or price concessions. This consolidation activity could have a significant negative impact on our results of operations, financial condition or cash flows. We are unable to predict what effect consolidations in the industries may have on prices, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended March 31, 2015.
The following table summarizes repurchases of our common stock during the three months ended March 31, 2015.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2015—January 31, 2015	246,070	$41.75	245,000	7,787,632
February 1, 2015—February 28, 2015	244,900	$39.54	231,500	22,556,132
March 1, 2015—March 31, 2015	309,960	$38.31	299,000	22,257,132
Total	800,930	$39.74	775,500	22,257,132
 _______________________

(a)
Represents 775,500 shares of common stock repurchased and held in treasury and 25,430 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 22,490 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended March 31, 2015.

(b)
In 2005, we announced a repurchase plan approved by our Board of Directors authorizing the repurchase of up to two million shares of our issued and outstanding common stock through open market purchases. The Board of Directors authorized extensions of this program, adding five million shares in February 2006 and eight million shares in February 2007 for a total of 15 million shares of common stock authorized for repurchase. As a result of the two-for-one stock splits (i) on August 31, 2007, the authorization was increased to 30 million shares; and (ii) on March 31, 2011, the authorization was increased to 60 million shares. The Board of Directors authorized additional extensions of this program, adding 15 million shares in both December 2011 and February 2015 for a total of 90 million shares of common stock authorized for repurchase.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q for the period ended March 31, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FMC Technologies, Inc.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)
Date: April 24, 2015

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
2.1
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
10.1
Form of Long-Term Incentive Performance-Based Restricted Stock Unit Agreement Pursuant to the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (Employee) (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on March 5, 2015) (File No. 001-16489).

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