Form 10-Q
period 2015-06-30
FMC TECHNOLOGIES INC
filed 2015-07-24
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2015
Common Stock, par value $0.01 per share	229,473,847

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as the following:

•	Demand for our systems and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	Potential liabilities arising out of the installation or use of our systems;

•	U.S. and international laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;

•	Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;

•	Fluctuations in currency markets worldwide;

•	Cost overruns that may affect profit realized on our fixed price contracts;

•	Disruptions in the timely delivery of our backlog and its effect on our future sales, profitability and our relationships with our customers;

•	The cumulative loss of major contracts or alliances;

•	Rising costs and availability of raw materials;

•	A failure of our information technology infrastructure or any significant breach of security;

•	Our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	The outcome of uninsured claims and litigation against us;

•	Deterioration in future expected profitability or cash flows and its effect on our goodwill;

•	Continuing consolidation within our customers’ industries; and

•	Downgrade in the ratings of our debt could restrict our ability to access the debt capital markets.
We wish to caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2015	2014	2015	2014
Revenue:
Product revenue	$1,366.5	$1,590.4	$2,728.8	$3,039.5
Service revenue	255.5	314.0	522.2	616.4
Lease and other income	73.2	80.9	139.4	153.8
Total revenue	1,695.2	1,985.3	3,390.4	3,809.7
Costs and expenses:
Cost of product revenue	1,053.8	1,227.0	2,083.9	2,341.5
Cost of service revenue	193.7	226.3	400.0	451.8
Cost of lease and other revenue	49.5	54.3	95.7	113.1
Selling, general and administrative expense	164.3	188.4	338.3	371.2
Research and development expense	36.2	29.4	65.8	54.7
Restructuring and impairment expense (Note 4)	9.7	0.2	20.1	4.9
Total costs and expenses	1,507.2	1,725.6	3,003.8	3,337.2
Gain on sale of Material Handling Products (Note 5)	—	85.6	—	85.6
Other expense, net	(15.1)	(1.6)	(21.4)	(2.7)
Income before net interest expense and income taxes	172.9	343.7	365.2	555.4
Net interest expense	(9.0)	(8.3)	(16.3)	(16.5)
Income before income taxes	163.9	335.4	348.9	538.9
Provision for income taxes	55.9	107.7	92.8	174.7
Net income	108.0	227.7	256.1	364.2
Net income attributable to noncontrolling interests	(0.1)	(1.4)	(0.6)	(2.7)
Net income attributable to FMC Technologies, Inc.	$107.9	$226.3	$255.5	$361.5
Earnings per share attributable to FMC Technologies, Inc. (Note 3):
Basic	$0.46	$0.96	$1.10	$1.53
Diluted	$0.46	$0.95	$1.10	$1.52
Weighted average shares outstanding (Note 3):
Basic	232.3	236.7	232.7	237.0
Diluted	232.9	237.2	233.2	237.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Net income	$108.0	$227.7	$256.1	$364.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	26.7	7.1	(74.3)	16.4
Net gains (losses) on hedging instruments:
Net gains (losses) arising during the period	24.2	(8.2)	(17.2)	(8.4)
Reclassification adjustment for net losses (gains) included in net income	20.1	(4.5)	33.1	(6.9)
Net gains (losses) on hedging instruments (2)	44.3	(12.7)	15.9	(15.3)
Pension and other post-retirement benefits:
Reclassification adjustment for amortization of prior service credit included in net income	—	—	—	(0.1)
Reclassification adjustment for amortization of net actuarial loss included in net income	5.4	3.2	10.7	6.0
Net pension and other post-retirement benefits (3)	5.4	3.2	10.7	5.9
Other comprehensive income (loss), net of tax	76.4	(2.4)	(47.7)	7.0
Comprehensive income	184.4	225.3	208.4	371.2
Comprehensive income attributable to noncontrolling interest	(0.1)	(1.4)	(0.6)	(2.7)
Comprehensive income attributable to FMC Technologies, Inc.	$184.3	$223.9	$207.8	$368.5
_______________________

(1)
Net of income tax (expense) benefit of $(1.5) and $(0.2) for the three months ended June 30, 2015 and 2014, respectively, and $6.8 and $(1.2) for the six months ended June 30, 2015 and 2014, respectively.

(2)
Net of income tax (expense) benefit of $(13.4) and $2.9 for the three months ended June 30, 2015 and 2014, respectively, and $(3.6) and $(0.9) for the six months ended June 30, 2015 and 2014, respectively.

(3)
Net of income tax (expense) benefit of $(2.5) and $(1.5) for the three months ended June 30, 2015 and 2014, respectively, and $(5.0) and $(3.4) for the six months ended June 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
(In millions, except par value data)	(Unaudited)
Assets
Cash and cash equivalents	$587.2	$638.8
Trade receivables, net of allowances of $13.2 in 2015 and $9.4 in 2014	1,891.5	2,127.0
Inventories, net (Note 6)	970.1	1,021.2
Derivative financial instruments (Note 14)	236.8	197.6
Prepaid expenses	72.9	48.5
Deferred income taxes	83.7	70.8
Income taxes receivable	42.8	23.4
Other current assets	346.6	309.1
Total current assets	4,231.6	4,436.4
Investments	33.3	35.9
Property, plant and equipment, net of accumulated depreciation of $882.8 in 2015 and $833.4 in 2014	1,481.5	1,458.4
Goodwill	540.1	552.1
Intangible assets, net of accumulated amortization of $130.5 in 2015 and $119.2 in 2014	267.5	282.9
Deferred income taxes	115.9	106.5
Derivative financial instruments (Note 14)	68.2	134.9
Other assets	155.8	168.5
Total assets	$6,893.9	$7,175.6
Liabilities and equity
Short-term debt and current portion of long-term debt	$11.4	$11.7
Accounts payable, trade	601.7	723.5
Advance payments and progress billings	787.3	965.2
Accrued payroll	209.1	256.8
Derivative financial instruments (Note 14)	355.2	230.2
Income taxes payable	103.7	152.9
Deferred income taxes	58.2	54.2
Other current liabilities	374.5	389.1
Total current liabilities	2,501.1	2,783.6
Long-term debt, less current portion (Note 8)	1,275.2	1,297.2
Accrued pension and other post-retirement benefits, less current portion	215.5	236.7
Derivative financial instruments (Note 14)	109.1	220.2
Deferred income taxes	75.0	54.3
Other liabilities	102.5	105.9
Commitments and contingent liabilities (Note 16)
Stockholders’ equity (Note 13):
Preferred stock, $0.01 par value, 12.0 shares authorized in 2015 and 2014; no shares issued in 2015 or 2014	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2015 and 2014; 286.3 shares issued in 2015 and 2014; 229.8 and 231.5 shares outstanding in 2015 and 2014, respectively	2.9	2.9
Common stock held in employee benefit trust, at cost; 0.2 shares in 2015 and 2014	(7.3)	(8.0)
Treasury stock, at cost; 56.4 and 54.6 shares in 2015 and 2014, respectively	(1,510.4)	(1,431.1)
Capital in excess of par value of common stock	744.0	731.9
Retained earnings	4,099.8	3,844.3
Accumulated other comprehensive loss	(731.4)	(683.7)
Total FMC Technologies, Inc. stockholders’ equity	2,597.6	2,456.3
Noncontrolling interests	17.9	21.4
Total equity	2,615.5	2,477.7
Total liabilities and equity	$6,893.9	$7,175.6
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Six Months Ended
	June 30,
	2015	2014
Cash provided (required) by operating activities:
Net income	$256.1	$364.2
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	85.5	84.8
Amortization	25.7	27.7
Employee benefit plan and stock-based compensation costs	47.7	39.7
Unrealized loss on derivative instruments	22.5	6.5
Deferred income tax provision	8.2	5.4
Gain on sale of Material Handling Products	—	(85.6)
Other	21.2	6.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	143.1	(42.9)
Inventories, net	29.6	(59.2)
Accounts payable, trade	(99.6)	(31.1)
Advance payments and progress billings	(154.1)	53.6
Income taxes payable, net	(63.4)	(33.8)
Payment of Multi Phase Meters earn-out consideration	—	(41.5)
Accrued pension and other post-retirement benefits, net	(19.0)	(23.8)
Other assets and liabilities, net	(67.8)	(34.9)
Cash provided by operating activities	235.7	235.8
Cash provided (required) by investing activities:
Capital expenditures	(161.2)	(180.0)
Proceeds from sale of Material Handling Products, net of cash divested	—	106.8
Other	8.6	2.4
Cash required by investing activities	(152.6)	(70.8)
Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	0.9	(20.9)
Net decrease in commercial paper	(17.0)	(43.5)
Repayments of long-term debt	(1.4)	(2.6)
Purchase of treasury stock	(91.6)	(72.0)
Acquisitions, payment of withheld purchase price	(9.6)	—
Payments related to taxes withheld on stock-based compensation	(7.7)	(12.2)
Excess tax benefits	0.4	1.9
Payment of Multi Phase Meters earn-out consideration	—	(31.0)
Other	(3.3)	(2.0)
Cash required by financing activities	(129.3)	(182.3)
Effect of exchange rate changes on cash and cash equivalents	(5.4)	0.4
Decrease in cash and cash equivalents	(51.6)	(16.9)
Cash and cash equivalents, beginning of period	638.8	399.1
Cash and cash equivalents, end of period	$587.2	$382.2
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
NOTE 2. NEW ACCOUNTING STANDARDS
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
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will supersede most existing GAAP related to revenue recognition and will supersede some cost guidance in existing GAAP related to construction-type and production-type contract accounting. Additionally, the ASU will significantly increase disclosures related to revenue recognition. In July 2015, the FASB deferred the effective date of this ASU, and as a result, the amendments are now effective for us on January 1, 2018. Early adoption is permitted to the original effective date of January 1, 2017. Entities are permitted to apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We have not determined the method to be utilized upon adoption. The impacts that adoption of the ASU is expected to have on our consolidated financial statements and related disclosures are being evaluated. Additionally, we have not determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes.

In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This update amends the criteria for determining whether a limited partnership or similar entity is a variable interest entity, eliminates the presumption in the voting model that a general partner controls a limited partnership, eliminates the deferral of ASU 2009-17 for investments in certain investment funds, removes three of the six criteria a fee must meet for a decision maker or service provider to conclude a fee does not represent a variable interest, alters how variable interests held by related parties affect consolidation, and clarifies the two-step process to determine whether the at-risk equity holders of a corporation have the power to direct the corporation’s significant activities. The amendments in this ASU are effective for us on January 1, 2016. Early application is permitted. We believe the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This update requires debt issuance costs to be presented in the balance sheet as a deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts or premiums. The amendments in this ASU are effective for us on January 1, 2016. Early application is permitted, and a retrospective application is required. We believe the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.
In April 2015, the FASB issued ASU No. 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides guidance on the recognition of fees paid by a customer for cloud computing arrangements as either the acquisition of a software license or a service contract. The amendments in this ASU are effective for us on January 1, 2016. Early application is permitted. Entities may apply the new guidance either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We are currently evaluating the impact of this ASU on our consolidated financial statements.
In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and removes certain related disclosure requirements. The amendments in this ASU are effective for us on January 1, 2016. Early application is permitted. We believe the adoption of this guidance concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.
NOTE 3. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2015	2014	2015	2014
Net income attributable to FMC Technologies, Inc.	$107.9	$226.3	$255.5	$361.5
Weighted average number of shares outstanding	232.3	236.7	232.7	237.0
Dilutive effect of restricted stock units and stock options	0.6	0.5	0.5	0.5
Total shares and dilutive securities	232.9	237.2	233.2	237.5

Basic earnings per share attributable to FMC Technologies, Inc.	$0.46	$0.96	$1.10	$1.53
Diluted earnings per share attributable to FMC Technologies, Inc.	$0.46	$0.95	$1.10	$1.52

NOTE 4. RESTRUCTURING AND OTHER CHARGES
As a result of the downturn in the energy market and its corresponding impact on our businesses, we initiated a company-wide reduction in workforce intended to reduce costs and better align our workforce with activity levels, which resulted in the recognition of severance costs relating to termination benefits and other restructuring charges.
Restructuring and impairment expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Restructuring expense	$9.3	$0.2	$15.9	$4.9
Impairment expense	0.4	—	4.2	—
Total restructuring and other charges	$9.7	$0.2	$20.1	$4.9
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
NOTE 6. INVENTORIES
Inventories consisted of the following:

(In millions)	June 30, 2015	December 31, 2014
Raw materials	$185.8	$196.6
Work in process	149.3	166.1
Finished goods	830.6	849.9
	1,165.7	1,212.6
LIFO and valuation adjustments	(195.6)	(191.4)
Inventories, net	$970.1	$1,021.2

NOTE 7. EQUITY METHOD INVESTMENTS
FMC Technologies Offshore, LLC (“FTO Services”) is an affiliated company in the form of a joint venture between FMC Technologies and Edison Chouest Offshore LLC. FTO Services provides integrated vessel-based subsea services for offshore oil and gas fields globally, and its results are reported in our Subsea Technologies segment. Our cumulative cash investment in FTO Services totaled $5.0 million as of June 30, 2015. We have accounted for our 50% investment using the equity method of accounting. Additionally, debt obligations under a revolving credit facility of FTO Services are jointly and severally guaranteed by FMC Technologies and Edison Chouest Offshore LLC. Refer to Note 16 for additional information regarding the guarantee.
FTO Services has experienced net losses since formation due to expenses related to startup of operations and as a result of the downturn in the oilfield services industry. We recognized $10.1 million and $18.4 million of losses from equity earnings in affiliates for the three and six months ended June 30, 2015, which are included in lease and other income in the accompanying condensed consolidated statements of income. All prior year results were not material. The carrying value of our equity method investment in FTO Services was $(20.0) million as of June 30, 2015, and is included as a component of other liabilities in the accompanying condensed consolidated balance sheets. As a result of our joint guarantee of FTO Services’ debt obligations under its revolving credit facility, we recognized losses up to our joint share of such obligations and suspended equity method accounting during the three months ended June 30, 2015. As of June 30, 2015, approximately $3.0 million of losses from equity in earnings of affiliates were not recognized.
NOTE 8. DEBT
Long-term debt consisted of the following:

(In millions)	June 30, 2015	December 31, 2014
Revolving credit facility	$—	$—
Commercial paper (1)	452.1	469.1
2.00% Notes due 2017	299.7	299.6
3.45% Notes due 2022	499.7	499.7
Term loan	19.3	22.9
Property financing	7.0	9.7
Total long-term debt	1,277.8	1,301.0
Less: current portion	(2.6)	(3.8)
Long-term debt, less current portion	$1,275.2	$1,297.2
 _______________________

(1)
Committed credit available under our revolving credit facility provided the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014. As of June 30, 2015, our commercial paper borrowings had a weighted average interest rate of 0.56%.

NOTE 9. INCOME TAXES
Our income tax provisions for the three months ended June 30, 2015 and 2014, reflected effective tax rates of 34.1% and 32.2%, respectively. The year-over-year increase in the effective tax rate was primarily due to a settlement of an Internal Revenue Service (“IRS”) audit, partially offset by a favorable change in the forecasted country mix of earnings.
Our income tax provisions for the six months ended June 30, 2015 and 2014, reflected effective tax rates of 26.6% and 32.6%, respectively. The year-over-year decrease in the effective tax rate was primarily due to a favorable change in the forecasted country mix of earnings and an increase in earnings from foreign operations indefinitely reinvested outside the United States, partially offset by a settlement of an IRS audit. As of January 1, 2015, we changed our position on earnings from foreign operations as indefinitely reinvested due to increased cash demands outside the United States.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.

NOTE 10. WARRANTY OBLIGATIONS
Warranty cost and accrual information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Balance at beginning of period	$24.1	$18.9	$23.0	$18.0
Expense for new warranties	8.7	5.5	16.4	10.9
Adjustments to existing accruals	0.5	0.2	2.1	0.6
Claims paid	(6.7)	(5.2)	(14.9)	(10.1)
Balance at end of period	$26.6	$19.4	$26.6	$19.4
NOTE 11. PENSION AND OTHER POST-RETIREMENT BENEFITS
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$3.6	$4.1	$3.5	$4.3	$7.3	$8.2	$6.9	$8.6
Interest cost	6.6	3.7	7.3	4.7	13.2	7.4	14.6	9.4
Expected return on plan assets	(11.0)	(7.0)	(11.6)	(7.7)	(22.0)	(13.9)	(23.2)	(15.3)
Amortization of prior service cost (credit)	—	—	—	0.1	—	—	—	0.1
Amortization of actuarial loss (gain), net	4.9	3.2	3.0	1.7	9.8	6.4	6.1	3.4
Net periodic benefit cost	$4.1	$4.0	$2.2	$3.1	$8.3	$8.1	$4.4	$6.2

	Other Post-retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Interest cost	$0.1	$0.1	0.2	0.2
Amortization of actuarial loss (gain), net	—	—	—	(0.1)
Net periodic benefit cost	$0.1	$0.1	$0.2	$0.1

During the six months ended June 30, 2015, we contributed $5.8 million to our domestic pension benefit plans and $12.9 million to our international pension benefit plans.

NOTE 12. STOCK-BASED COMPENSATION
Under the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”), we have primarily granted awards in the form of nonvested stock units (also known as restricted stock units in the plan document). We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Stock-based compensation expense for nonvested stock units was $11.8 million and $9.9 million for the three months ended June 30, 2015 and 2014, respectively, and $31.6 million and $27.8 million for the six months ended June 30, 2015 and 2014, respectively.
During the six months ended June 30, 2015, we granted the following restricted stock units to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value (per share)
Time-based	931
Performance-based	246	*
Market-based	123	*
Total granted	1,300		$39.77
_______________________

*	Assumes grant date expected payout
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
For current-year market-based awards, actual payouts may vary from zero to 246 thousand shares, contingent upon our performance relative to the same peer group of companies with respect to total shareholder return (“TSR”) for a three year period ending December 31, 2017. The payout for the TSR metric is determined based on our performance relative to the peer group. A payout is possible regardless of whether our TSR for the three year period is positive or negative. However, if our TSR for the three year period is not positive, the payout with respect to TSR is limited to the target previously established by the Compensation Committee of the Board of Directors. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.
NOTE 13. STOCKHOLDERS’ EQUITY
There were no cash dividends declared during the three and six months ended June 30, 2015 and 2014.

The following is a summary of our treasury stock activity for the six months ended June 30, 2015 and 2014:

(Number of shares in thousands)	Treasury Stock
Balance as of December 31, 2013	50,318
Stock awards	(478)
Treasury stock purchases	1,369
Balance as of June 30, 2014	51,209

Balance as of December 31, 2014	54,626
Stock awards	(466)
Treasury stock purchases	2,235
Balance as of June 30, 2015	56,395

We repurchased $91.6 million and $72.0 million of common stock during the six months ended June 30, 2015 and June 30, 2014, respectively, under the authorized repurchase program. In February 2015, the Board of Directors authorized an extension of our repurchase program by 15.0 million shares. As of June 30, 2015, our Board of Directors had authorized 90.0 million shares of common stock under our share repurchase program, and approximately 20.8 million shares of common stock remained available for purchase, which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.
Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2014	$(311.9)	$(77.3)	$(294.5)	$(683.7)
Other comprehensive income (loss) before reclassifications, net of tax	(74.3)	(17.2)	—	(91.5)
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	33.1	10.7	43.8
Other comprehensive income (loss), net of tax	(74.3)	15.9	10.7	(47.7)
June 30, 2015	$(386.2)	$(61.4)	$(283.8)	$(731.4)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statement of Income
Gains (losses) on hedging instruments
Foreign exchange contracts:	$(35.3)	$(4.3)	$(61.7)	$(14.8)	Revenue
	7.5	9.0	19.0	20.3	Cost of sales
	(0.4)	0.1	(0.9)	—	Selling, general and administrative expense
	(0.1)	—	(0.1)	—	Research and development expense
	1.9	—	1.9	—	Net interest expense
	(26.4)	4.8	(41.8)	5.5	Income before income taxes
	6.3	(0.3)	8.7	1.4	Income tax (expense) benefit
	$(20.1)	$4.5	$(33.1)	$6.9	Net income
Defined pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$(7.9)	$(4.6)	$(15.7)	$(9.3)	(a)
Amortization of prior service credit (cost)	—	—	—	0.1	(a)
	(7.9)	(4.6)	(15.7)	(9.2)	Income before income taxes
	2.5	1.4	5.0	3.3	Income tax (expense) benefit
	$(5.4)	$(3.2)	$(10.7)	$(5.9)	Net income
_______________________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 11 for additional details).

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS
We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates. We hold the following types of derivative instruments:
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At June 30, 2015, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	31.9	24.6
Brazilian real	167.5	53.4
British pound	75.0	118.1
Canadian dollar	(184.3)	(148.1)
Euro	153.6	172.0
Kuwaiti dinar	(5.3)	(17.5)
Malaysian ringgit	85.8	22.7
Norwegian krone	3,062.0	390.5
Russian ruble	882.6	15.9
Singapore dollar	138.0	102.5
Swiss franc	14.1	15.1
U.S. dollar	(934.8)	(934.8)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At June 30, 2015, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(56.4)	(18.0)
Euro	13.6	15.2
Norwegian krone	(175.8)	(22.4)
U.S. dollar	24.2	24.2
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

	June 30, 2015		December 31, 2014
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$222.2	$340.6	$172.1	$207.1
Long-term – Derivative financial instruments	62.9	102.6	129.4	214.6
Total derivatives designated as hedging instruments	285.1	443.2	301.5	421.7
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	14.6	14.6	25.5	23.1
Long-term – Derivative financial instruments	5.3	6.5	5.5	5.6
Total derivatives not designated as hedging instruments	19.9	21.1	31.0	28.7
Total derivatives	$305.0	$464.3	$332.5	$450.4
We recognized losses of $3.7 million and $0.5 million on cash flow hedges for the three months ended June 30, 2015 and 2014, respectively, and losses of $4.6 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur or would not occur by the originally specified time period. Cash flow hedges of forecasted transactions, net of tax, resulted in an accumulated other comprehensive loss of $61.4 million and $77.3 million at June 30, 2015, and December 31, 2014, respectively. We expect to transfer an approximate $36.7 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the end of 2016.

The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying condensed consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Foreign exchange contracts	$31.3	$(10.8)	(22.3)	(8.9)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Foreign exchange contracts:
Revenue	$(35.3)	$(4.3)	$(61.7)	$(14.8)
Cost of sales	7.5	9.0	19.0	20.3
Selling, general and administrative expense	(0.4)	0.1	(0.9)	—
Research and development expense	(0.1)	—	(0.1)	—
Net interest expense	1.9	—	1.9	—
Total	$(26.4)	$4.8	$(41.8)	$5.5

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Foreign exchange contracts:
Revenue	$6.4	$4.1	$6.9	$8.7
Cost of sales	(4.5)	(9.4)	(10.3)	(13.1)
Net interest expense	(0.1)	—	(0.1)	—
Total	$1.8	$(5.3)	$(3.5)	$(4.4)
Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally, forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Foreign exchange contracts:
Revenue	$(3.8)	$(1.0)	$(5.3)	$(2.0)
Cost of sales	1.4	(0.2)	1.5	0.3
Other income (expense), net (1)	(6.9)	(5.9)	21.0	(2.3)
Total	$(9.3)	$(7.1)	$17.2	$(4.0)
 _______________________

(1)	Other income (expense), net excludes asset and liability remeasurement gains and losses.

Balance Sheet Offsetting—We execute derivative contracts only with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of June 30, 2015, and December 31, 2014, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	June 30, 2015			December 31, 2014
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$305.0	$(288.2)	$16.8	$332.5	$(321.5)	$11.0

	June 30, 2015			December 31, 2014
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$464.3	$(288.2)	$176.1	$450.4	$(321.5)	$128.9
NOTE 15. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2015				December 31, 2014
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$19.9	$19.9	$—	$—	$22.5	$22.5	$—	$—
Fixed income	5.5	5.5	—	—	7.1	7.1	—	—
Money market fund	3.1	—	3.1	—	3.4	—	3.4	—
Stable value fund	1.3	—	1.3	—	0.7	—	0.7	—
Other	2.0	2.0	—	—	2.1	2.1	—	—
Derivative financial instruments:
Foreign exchange contracts	305.0	—	305.0	—	332.5	—	332.5	—
Total assets	$336.8	$27.4	$309.4	$—	$368.3	$31.7	$336.6	$—
Liabilities
Derivative financial instruments:
Foreign exchange contracts	464.3	—	464.3	—	450.4	—	450.4	—
Total liabilities	$464.3	$—	$464.3	$—	$450.4	$—	$450.4	$—
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
Fair value of debt—The fair value, based on Level 1 quoted market rates, of our 2.00% Notes due 2017 and 3.45% Notes due 2022 (collectively, “Senior Notes”) was approximately $781.3 million at June 30, 2015 and approximately $779.5 million at December 31, 2014, as compared to the $800.0 million face value of the debt, net of issue discounts, recorded in the condensed consolidated balance sheets.
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

NOTE 16. COMMITMENTS AND CONTINGENT LIABILITIES
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
Contingent liabilities associated with liquidated damages—Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately accrued for probable liquidated damages at June 30, 2015, and December 31, 2014, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows for the year ending December 31, 2015.

NOTE 17. BUSINESS SEGMENT INFORMATION
Segment revenue and segment operating profit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Segment revenue
Subsea Technologies (5)	$1,239.4	$1,328.6	$2,396.6	$2,530.6
Surface Technologies	363.3	510.9	809.6	990.4
Energy Infrastructure	101.4	149.2	202.3	294.7
Other revenue (1) and intercompany eliminations	(8.9)	(3.4)	(18.1)	(6.0)
Total revenue	$1,695.2	$1,985.3	$3,390.4	$3,809.7
Income before income taxes:
Segment operating profit:
Subsea Technologies (5)	$183.5	$193.7	$352.2	$335.4
Surface Technologies	27.5	79.2	90.4	167.1
Energy Infrastructure	5.3	18.2	8.2	33.7
Intercompany eliminations	—	—	—	(0.1)
Total segment operating profit	216.3	291.1	450.8	536.1
Corporate items:
Corporate expense (2)	(14.0)	(16.8)	(30.3)	(31.7)
Other revenue (1) and other expense, net (3)	(29.5)	68.0	(55.9)	48.3
Net interest expense	(9.0)	(8.3)	(16.3)	(16.5)
Total corporate items	(52.5)	42.9	(102.5)	0.1
Income before income taxes attributable to FMC Technologies, Inc. (4)	$163.8	$334.0	$348.3	$536.2
 _______________________

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(2)	Corporate expense primarily includes corporate staff expenses.

(3)
Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(4)	Excludes amounts attributable to noncontrolling interests.

(5)	Results of FTO Services are reported in Subsea Technologies. Refer to Note 7 for additional information.

Segment operating capital employed and assets were as follows:

(In millions)	June 30, 2015	December 31, 2014
Segment operating capital employed (1):
Subsea Technologies (4)	$2,287.9	$2,175.2
Surface Technologies	1,130.1	1,183.6
Energy Infrastructure	316.0	313.9
Total segment operating capital employed	3,734.0	3,672.7
Segment liabilities included in total segment operating capital employed (2)	2,077.0	2,402.3
Corporate (3)	1,082.9	1,100.6
Total assets	$6,893.9	$7,175.6
Segment assets:
Subsea Technologies (4)	$3,999.8	$4,066.1
Surface Technologies	1,406.0	1,587.8
Energy Infrastructure	426.3	442.3
Intercompany eliminations	(21.1)	(21.2)
Total segment assets	5,811.0	6,075.0
Corporate (3)	1,082.9	1,100.6
Total assets	$6,893.9	$7,175.6
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

(4)	Results of FTO Services are reported in Subsea Technologies. Refer to Note 7 for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Outlook
Overall Outlook. Although crude oil prices are above their recent low during the first quarter of 2015, uncertainty regarding the short-term market fundamentals remains. This uncertainty is driven by multiple factors, including continued strength in U.S. oil production and international crude oil supply, especially from OPEC’s decision to maintain oil production levels to retain or increase its market share. However, recent crude oil inventory builds have started to slow as demand has risen. As a result of the weaker crude oil price environment, many crude oil development prospects have been deferred, leading to a downturn in demand for our products and services and an overall weaker demand for oilfield services. Although the timing of the recovery of crude oil prices is dependent on many variables, including any decisions by various countries to lift oil sanctions on Iran which could further negatively affect crude oil prices, we believe as long-term demand rises and production naturally declines, commodity prices will recover and our customers will begin to increase their investments in new sources of oil production.
Subsea Technologies. In reaction to the decline in crude oil prices over the last year, many of our customers reduced their capital spending plans for 2015 or deferred new projects. These actions are having an adverse effect on our 2015 inbound orders when compared to the prior year. However, our focus on execution and our strong subsea backlog resulted in continued margin strength during the second quarter of 2015. Given our lower full-year 2015 inbound orders expectations, our focus throughout the remainder of 2015 will be the continued concentration on standardization, process improvement, cost reductions, and supply chain management. Additionally, the latter half of 2015 will reflect the reduction and leveraging of our workforce to maintain operating margin improvements and to align our operations with anticipated decreases in future year activity due to delayed subsea project inbound. A large part of our efforts are focused on ways to improve customer returns by offering cost-effective approaches to our customers’ project developments, including customer acceptance of new technologies and alternative business models to help achieve their cost-reduction goals and accelerate time to first oil. Many customers, including our alliance customers, are actively exploring ways to utilize our standardized subsea production equipment as operators understand the cost and scheduling benefits that standardization brings to their projects.
In the long-term, we continue to believe deepwater development will remain a significant part of our customers’ portfolios. A critical part of our long-term strategy to maintain our subsea market leadership is to continue to invest in the technologies required to develop our customers’ challenging fields and further expand our capabilities focused on increasing reservoir production over the life of the field.
Surface Technologies. With the decline in crude oil prices, we expected a decline in rig counts and decreased North American land activity in 2015 which would negatively affect all of our surface technologies businesses in North America. However, customer spending reductions, coupled with increased pricing pressure, have had a greater impact than in past downturns. This market environment led us to take significant actions to reduce headcount in our North American businesses in the first half of the year. Although difficult to predict the length of depressed crude oil prices, specifically its impacts on the down cycle in shale, we expect that crude oil prices in 2016 may increase to a level to allow some recovery in North American activity. Throughout the remainder of 2015, we expect continued efforts to integrate our North American surface wellhead and completion services businesses to strengthen our market presence and bring increased value to our customers. We expect this continued integration effort to lead to further consolidation of some of our facilities, and consequently, additional reductions of our workforce as we realize operating efficiencies. Despite the current crude oil price environment, our international surface wellhead business delivered solid operational results in the second quarter of 2015 due to its strong backlog. Although we expect continued strength in international markets throughout the remainder of the year, we continue to gauge the need for any workforce reductions in the event of any significant declines in international order activity.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended June 30,		Change
(In millions, except %)	2015	2014	$	%
Revenue	$1,695.2	$1,985.3	(290.1)	(14.6)
Costs and expenses:
Cost of sales	1,297.0	1,507.6	(210.6)	(14.0)
Selling, general and administrative expense	164.3	188.4	(24.1)	(12.8)
Research and development expense	36.2	29.4	6.8	23.1
Restructuring and impairment expense	9.7	0.2	9.5	4,750.0
Total costs and expenses	1,507.2	1,725.6	(218.4)	(12.7)
Gain on sale of Material Handling Products	—	85.6	(85.6)	*
Other income (expense), net	(15.1)	(1.6)	(13.5)	*
Net interest expense	(9.0)	(8.3)	(0.7)	(8.4)
Income before income taxes	163.9	335.4	(171.5)	(51.1)
Provision for income taxes	55.9	107.7	(51.8)	(48.1)
Net income	108.0	227.7	(119.7)	(52.6)
Net income attributable to noncontrolling interests	(0.1)	(1.4)	1.3	92.9
Net income attributable to FMC Technologies, Inc.	$107.9	$226.3	(118.4)	(52.3)
_______________________

*	Not meaningful
Revenue decreased $290.1 million in the second quarter of 2015 compared to the prior-year quarter. Revenue in the second quarter of 2015 included a $180.8 million unfavorable impact of foreign currency translation. Overall, our Subsea Technologies revenue was relatively flat year-over-year. Revenue increased in our Asia Pacific business due to project backlog conversion but was offset by decreased revenue in our Brazil and Eastern Region subsea businesses primarily from foreign currency translation. Surface Technologies posted decreased revenue year-over-year in our fluid control, completion services, and surface wellhead businesses primarily from lower market activity in North America.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 23.5% in the second quarter of 2015, from 24.1% in the prior-year quarter. The decline in gross profit as a percentage of sales was due to our Surface Technologies segment which realized lower gross profit margins year-over-year in our fluid control, completion services, and North American surface wellhead businesses from lower market activity in North America. Subsea Technologies posted higher gross profit as a percentage of sales primarily in our Western Region and Asia Pacific subsea businesses from higher margin project backlog conversion and higher margin volumes in Western Region subsea services.
Selling, general and administrative expense decreased $24.1 million year-over-year, resulting from costs associated with terminating a representative agreement in the second quarter of 2014 and foreign currency translation.
Information regarding restructuring expenses incurred during the second quarter of 2015 is incorporated herein by reference from Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the second quarter of 2014, we recognized an $85.6 million gain on the sale of our Material Handling Products business. Further information of the sale is incorporated herein by reference from Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other income (expense), net during the second quarter of 2015 included an unrealized foreign currency loss of $15.3 million.

Our income tax provisions for the second quarter of 2015 and 2014 reflected effective tax rates of 34.1% and 32.2%, respectively. The year-over-year increase in the effective tax rate was primarily due to a settlement of an IRS audit, partially offset by a favorable change in the forecasted country mix of earnings. Our effective tax rate can fluctuate depending on our country mix of earnings since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,816 million at June 30, 2015. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue
Subsea Technologies	$1,239.4	$1,328.6	(89.2)	(6.7)
Surface Technologies	363.3	510.9	(147.6)	(28.9)
Energy Infrastructure	101.4	149.2	(47.8)	(32.0)
Other revenue and intercompany eliminations	(8.9)	(3.4)	(5.5)	*
Total revenue	$1,695.2	$1,985.3	(290.1)	(14.6)
Net income
Segment operating profit
Subsea Technologies	$183.5	$193.7	(10.2)	(5.3)
Surface Technologies	27.5	79.2	(51.7)	(65.3)
Energy Infrastructure	5.3	18.2	(12.9)	(70.9)
Total segment operating profit	216.3	291.1	(74.8)	(25.7)
Corporate items
Corporate expense	(14.0)	(16.8)	2.8	16.7
Other revenue and other expense, net	(29.5)	68.0	(97.5)	(143.4)
Net interest expense	(9.0)	(8.3)	(0.7)	(8.4)
Total corporate items	(52.5)	42.9	(95.4)	(222.4)
Income before income taxes	163.8	334.0	(170.2)	(51.0)
Provision for income taxes	55.9	107.7	51.8	48.1
Net income attributable to FMC Technologies, Inc.	$107.9	$226.3	(118.4)	(52.3)
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit. Refer to Note 17 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Subsea Technologies
Subsea Technologies revenue decreased $89.2 million year-over-year. Revenue for the second quarter of 2015 included a $151.4 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $62.2 million year-over-year. Subsea Technologies revenue is primarily impacted by the amount of beginning backlog entering the period and the rates of backlog conversion. Overall, our Subsea Technologies revenue was relatively flat year-over-year. Revenue increased in our Asia Pacific subsea business due to project backlog conversion but was offset by decreased revenue in our Brazil and Eastern Region subsea business primarily from foreign currency translation. Additionally, lower market activity led to decreased revenue in our Schilling Robotics and Multi Phase Meters businesses year-over-year.

Subsea Technologies operating profit in the second quarter of 2015 totaled $183.5 million, or 14.8% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 14.6%. The margin improvement was primarily driven by the following:

•	Subsea Systems - 1.1 percentage point increase due to project execution and higher margin volumes in subsea services in our Western Region subsea business;

•	Schilling Robotics and Multi Phase Meters - 0.9 percentage point decrease due to decreased volumes from lower market activity.
Operating profit for the second quarter of 2015 included a $25.5 million unfavorable impact of foreign currency translation and $5.5 million of restructuring and impairment charges.

Surface Technologies
Surface Technologies revenue decreased $147.6 million year-over-year. Revenue for the second quarter of 2015 included an $18.0 million unfavorable impact of foreign currency translation. The decrease in revenue was primarily driven by our fluid control, completion services, and surface wellhead businesses primarily from lower market activity in North America.
Surface Technologies operating profit in the second quarter of 2015 totaled $27.5 million, or 7.5% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 15.5%. The margin decline was primarily driven by the following:

•	Fluid Control - 5.9 percentage point decrease due to decreased volumes in our well service pump and flowline products resulting from lower activity in the North American shale markets;

•	Completion Services - 1.8 percentage point decrease due to decreased wireline and flowback volumes from lower activity in the North American shale markets.
Operating profit for the second quarter of 2015 included $2.8 million of restructuring and impairment charges.

Energy Infrastructure
Energy Infrastructure revenue decreased $47.8 million year-over-year. The decrease in revenue was due to lower market activity in our measurement solutions and loading systems businesses. Revenue for the second quarter of 2015 included an $11.9 million unfavorable impact due to foreign currency translation.
Energy Infrastructure operating profit in the second quarter of 2015 totaled $5.3 million, or 5.2% of revenue, compared to the prior-year quarter’s operating profit as a percentage of revenue of 12.2%. The margin decline was primarily driven by:

•	Measurement Solutions - 4.6 percentage point decrease due to lower market activity for both our products and systems.
Corporate Items
Our corporate items reduced earnings by $52.5 million in the second quarter of 2015 and increased earnings $42.9 million in the second quarter of 2014. The year-over-year change primarily reflected the following:

•	unfavorable variance related to the $85.6 million gain on sale of our Material Handling Products business recognized in the second quarter of 2014; and

•	unfavorable variance in foreign currency gains and losses of $10.7 million primarily related to the devaluation of the Angolan Kwanza.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six Months Ended June 30,		Change
(In millions, except %)	2015	2014	$	%
Revenue	$3,390.4	$3,809.7	(419.3)	(11.0)
Costs and expenses:
Cost of sales	2,579.6	2,906.4	(326.8)	(11.2)
Selling, general and administrative expense	338.3	371.2	(32.9)	(8.9)
Research and development expense	65.8	54.7	11.1	20.3
Restructuring and impairment expense	20.1	4.9	15.2	310.2
Total costs and expenses	3,003.8	3,337.2	(333.4)	(10.0)
Gain on sale of Material Handling Products	—	85.6	(85.6)	*
Other income (expense), net	(21.4)	(2.7)	(18.7)	*
Net interest expense	(16.3)	(16.5)	0.2	1.2
Income before income taxes	348.9	538.9	(190.0)	(35.3)
Provision for income taxes	92.8	174.7	(81.9)	(46.9)
Net income	256.1	364.2	(108.1)	(29.7)
Net income attributable to noncontrolling interests	(0.6)	(2.7)	2.1	77.8
Net income attributable to FMC Technologies, Inc.	$255.5	$361.5	(106.0)	(29.3)
_______________________

*	Not meaningful
Revenue decreased $419.3 million in the first six months of 2015 compared to the prior-year. Revenue in the first six months of 2015 included a $309.6 million unfavorable impact of foreign currency translation. Revenue increased in our Western Region and Asia Pacific subsea businesses from project backlog conversion but was offset by decreased revenue in our Brazil and Eastern Region subsea businesses primarily from foreign currency translation. Surface Technologies posted lower revenue during the first six months of 2015 primarily driven by our fluid control, completion services, and surface wellhead businesses from lower market activity in North America.
Gross profit (revenue less cost of sales) increased as a percentage of sales to 23.9% in the first six months of 2015, from 23.7% in the prior-year. Subsea Technologies posted higher gross profit as a percentage of sales primarily in our Western Region subsea business from higher volumes in subsea services, particularly in the Gulf of Mexico, and in our Asia Pacific subsea business from higher margin project backlog conversion. This improvement was partially offset by a year-over-year decline in gross profit as a percentage of sales in our Surface Technologies segment in our fluid control and completion services businesses from lower market activity in North America.
Selling, general and administrative expense decreased $32.9 million year-over-year, resulting from foreign currency translation and costs associated with terminating a representative agreement in the first six months of 2014.
Information regarding restructuring expenses incurred during the first six months of 2015 is incorporated herein by reference from Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
During the second quarter of 2014, we recognized an $85.6 million gain on the sale of our Material Handling Products business. Further information of the sale is incorporated herein by reference from Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other income (expense), net during the first six months of 2015 included an unrealized foreign currency loss of $22.3 million.

Our income tax provisions for the first six months of 2015 and 2014 reflected effective tax rates of 26.6% and 32.6%, respectively. The year-over-year decrease in the effective tax rate was primarily due to a favorable change in the forecasted country mix of earnings and an increase in earnings from foreign operations indefinitely reinvested outside the United States, partially offset by a settlement of an IRS audit. As of January 1, 2015, we asserted a larger portion of our foreign earnings as permanently reinvested outside the United States. The year-over-year effective tax rate decreased 2.6 percentage points due to an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States, which are subject to foreign tax rates lower than the U.S. federal statutory income tax rate. Additionally, our effective tax rate can fluctuate depending on our country mix of earnings since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,816 million at June 30, 2015. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue
Subsea Technologies	$2,396.6	$2,530.6	(134.0)	(5.3)
Surface Technologies	809.6	990.4	(180.8)	(18.3)
Energy Infrastructure	202.3	294.7	(92.4)	(31.4)
Other revenue and intercompany eliminations	(18.1)	(6.0)	(12.1)	*
Total revenue	$3,390.4	$3,809.7	(419.3)	(11.0)
Net income
Segment operating profit
Subsea Technologies	$352.2	$335.4	16.8	5.0
Surface Technologies	90.4	167.1	(76.7)	(45.9)
Energy Infrastructure	8.2	33.7	(25.5)	(75.7)
Intercompany eliminations	—	(0.1)	0.1	*
Total segment operating profit	450.8	536.1	(85.3)	(15.9)
Corporate items
Corporate expense	(30.3)	(31.7)	1.4	4.4
Other revenue and other expense, net	(55.9)	48.3	(104.2)	(215.7)
Net interest expense	(16.3)	(16.5)	0.2	1.2
Total corporate items	(102.5)	0.1	(102.6)	(102,600.0)
Income before income taxes	348.3	536.2	(187.9)	(35.0)
Provision for income taxes	92.8	174.7	81.9	46.9
Net income attributable to FMC Technologies, Inc.	$255.5	$361.5	(106.0)	(29.3)
_______________________

*	Not meaningful
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit. Refer to Note 17 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Subsea Technologies
Subsea Technologies revenue decreased $134.0 million year-over-year. Revenue for the first six months of 2015 included a $251.2 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $117.2 million year-over-year. Subsea Technologies revenue is primarily impacted by the amount of beginning backlog entering the period and the rates of backlog conversion. Revenue increased in our Western Region and Asia Pacific subsea businesses from project backlog conversion but was offset by decreased revenue in our Brazil and Eastern Region subsea business primarily from foreign currency translation.

Subsea Technologies operating profit in the first six months of 2015 totaled $352.2 million, or 14.7% of revenue, compared to the prior-year’s operating profit as a percentage of revenue of 13.3%. The margin improvement was primarily driven by our Western Region subsea business from higher volumes in subsea services, particularly in the Gulf of Mexico, and by our Asia Pacific region from higher margin backlog conversion.

Operating profit for the first six months of 2015 included a $35.5 million unfavorable impact of foreign currency translation and $6.5 million of restructuring and impairment charges.

Surface Technologies
Surface Technologies revenue decreased $180.8 million year-over-year. Revenue for the first six months of 2015 included a $37.3 million unfavorable impact of foreign currency translation. The decrease in revenue was primarily driven by our fluid control, completion services, and surface wellhead businesses from lower market activity in North America.
Surface Technologies operating profit in the first six months of 2015 totaled $90.4 million, or 11.2% of revenue, compared to the prior-year’s operating profit as a percentage of revenue of 16.9%. The margin decline was primarily driven by the following:

•	Fluid Control - 4.5 percentage point decrease due to decreased volumes in our well service pumps and flowline products resulting from lower activity in the North American shale markets;

•	Completion Services - 1.7 percentage point decrease due to decreased wireline and flowback volumes from lower activity in the North American shale markets; and

•	Surface Wellhead - 0.4 percentage point increase due to higher margin international wellhead sales and costs associated with terminating a representative agreement during the first six months of 2014.
Operating profit for the first six months of 2015 included $10.9 million of restructuring and impairment charges.

Energy Infrastructure
Energy Infrastructure revenue decreased $92.4 million year-over-year. Revenue for the first six months of 2015 included a $21.8 million unfavorable impact of foreign currency translation. The decrease was driven by the sale of our Material Handling Products business early in the second quarter of 2014 and lower activity in our measurement solutions and loading systems businesses.
Energy Infrastructure operating profit in the first six months of 2015 totaled $8.2 million, or 4.1% of revenue, compared to the prior-year’s operating profit as a percentage of revenue of 11.4%. The margin decline was primarily driven by the following:

•	Measurement Solutions - 3.0 percentage point decrease due to lower market activity for both products and systems; and

•	Loading Systems - 1.9 percentage point decrease due to a higher margin offshore loading arm project in the prior year.
Corporate Items
Our corporate items reduced earnings by $102.5 million in the first six months of 2015 and increased earnings $0.1 million in the first six months of 2014. The year-over-year change primarily reflected the following:

•	unfavorable variance related to the $85.6 million gain on sale of our Material Handling Products business recognized in the second quarter of 2014;

•	unfavorable variance in foreign currency gains and losses of $17.5 million primarily related to the Angolan Kwanza.

Inbound Orders and Order Backlog
Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Subsea Technologies	$1,011.7	$850.1	$1,563.7	$2,768.9
Surface Technologies	306.2	501.6	632.5	1,028.9
Energy Infrastructure	112.7	108.0	208.5	249.3
Intercompany eliminations and other	(5.0)	(7.0)	(10.1)	(7.0)
Total inbound orders	$1,425.6	$1,452.7	$2,394.6	$4,040.1
Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation positively affected backlog by $86.4 million and negatively affected backlog by $299.8 million for the three and six months ended June 30, 2015, respectively, and positively affected backlog by $25.7 million and $106.8 million for the three and six months ended June 30, 2014, respectively.

	Order Backlog
(In millions)	June 30, 2015	December 31, 2014	June 30, 2014
Subsea Technologies	$4,676.9	$5,793.1	$6,337.3
Surface Technologies	466.6	654.2	779.2
Energy Infrastructure	187.1	187.0	241.6
Intercompany eliminations	(6.8)	(14.9)	(22.7)
Total order backlog	$5,323.8	$6,619.4	$7,335.4
Order backlog for Subsea Technologies at June 30, 2015, decreased by $1,116.2 million compared to December 31, 2014. Subsea Technologies backlog of $4.7 billion at June 30, 2015, was composed of various subsea projects, including BP’s Mad Dog Phase 2 and Shah Deniz Stage 2; Chevron’s Agbami; Eni’s Block 15/06 East Hub and Jangkrik; Petrobras’ pre-salt tree and manifold awards; Total’s Egina; Tullow Ghana’s TEN; and Wintershall’s Maria.
Surface Technologies order backlog at June 30, 2015, decreased by $187.6 million compared to December 31, 2014. The decrease was due to lower North American activity which negatively affected our fluid control business backlog and lower inbound orders in our international surface wellhead business.

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

(In millions)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$587.2	$638.8
Short-term debt and current portion of long-term debt	(11.4)	(11.7)
Long-term debt, less current portion	(1,275.2)	(1,297.2)
Net debt	$(699.4)	$(670.1)
The change in our net debt position was primarily due to cash generated from operations, offset by capital expenditures and repurchases of common stock.
Cash Flows
We generated $235.7 million and $235.8 million in cash flows from operating activities during the six months ended June 30, 2015 and 2014, respectively. Our income from operations and changes in our working capital driven by our portfolio of projects were relatively flat year-over-year. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts.
Investing activities used $152.6 million and $70.8 million in cash flows during the six months ended June 30, 2015 and 2014, respectively. The increase in cash flows used by investing activities was due to proceeds received from the disposition of our Material Handling Products business in the second quarter of 2014, partially offset by decreased capital expenditures.
Financing activities used $129.3 million and $182.3 million in cash flows during the six months ended June 30, 2015 and 2014, respectively. The change in cash flows from financing activities was due to higher repayments of commercial paper and short-term debt and the final payment of the Multi Phase Meter earn-out obligation during the first six months of 2014, partially offset by increased treasury stock repurchases and the payment of the withheld purchase price related to the acquisition of our automation and control business during the first six months of 2015.
Debt and Liquidity
Senior Notes—Refer to Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 for information related to our Senior Notes.

Credit Facility—The following is a summary of our revolving credit facility at June 30, 2015:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$1,500.0	$—	$452.1	$—	$1,047.9	March 2017
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $452.1 million of commercial paper issued under our facility at June 30, 2015. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at June 30, 2015.
As of June 30, 2015, we were in compliance with all restrictive covenants under our revolving credit facility.
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
Additional information about credit risk is incorporated herein by reference from Note 15 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Outlook
Historically, we have generated our capital resources primarily through operations and, when needed, through our credit facility. We have $1,047.9 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase in response to market demand. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and access to capital markets. Although we expect to continue to reach payment milestones on many of our projects, we expect our consolidated operating cash flow position in 2015 to slightly decrease as a result of the negative impact the decline in commodity prices will have on our overall business. Given the recent downturn in the oilfield services industry, many of our key customers have requested price concessions. Additionally, our primary customer in Brazil has also requested some re-scheduling of backlog deliveries. Consequently, any discounts or material product delivery delays that may ultimately be mutually agreed to with our key customers may adversely affect our results of operations and cash flows.
We project spending approximately $250 million in 2015 for capital expenditures, largely towards our subsea service offerings.
During the remainder of 2015, we expect to make contributions of approximately $3.5 million to our international pension plans. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Additionally, we expect to make payments of approximately $3.1 million to our U.S. Non-Qualified Defined Benefit Pension Plan during the remainder of 2015.
We continue to evaluate acquisitions, divestitures and joint ventures that meet our strategic priorities. Our intent is to maintain a level of financing sufficient to meet these objectives. Further, we expect to continue our stock repurchases authorized by our Board of Directors, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.

OFF-BALANCE SHEET ARRANGEMENTS
Information related to guarantees is incorporated herein by reference from Note 16 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of our critical accounting estimates. During the six months ended June 30, 2015, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

OTHER MATTERS
During the second quarter of 2014, we received an inquiry and a subpoena from the SEC seeking information about accruals within the automation and control business unit for paid time off. The inquiry continued into the second half of 2014. In the third quarter of 2014, we also provided additional information to the SEC regarding an automation and control matter identified by us. Pursuant to additional subpoenas received in 2015, we provided information regarding our tax department and our accounting for uncertain foreign tax positions. We have fully responded to all requests for information. We have discussed these matters with our independent registered public accounting firm and our Audit Committee.

RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, for quantitative and qualitative disclosures about market risk. There have been no material changes in our exposures to market risk since December 31, 2014.
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2015, and under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded as of June 30, 2015, that our disclosure controls and procedures were:

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

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended June 30, 2015.
The following table summarizes repurchases of our common stock during the three months ended June 30, 2015.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2015—April 30, 2015	276,110	$38.96	273,000	21,984,132
May 1, 2015—May 31, 2015	380,871	$42.05	380,361	21,603,771
June 1, 2015—June 30, 2015	806,247	$42.33	805,707	20,798,064
Total	1,463,228	$41.62	1,459,068	20,798,064
 _______________________

(a)
Represents 1,459,068 shares of common stock repurchased and held in treasury and 4,160 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 17,000 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended June 30, 2015.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q for the period ended June 30, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FMC Technologies, Inc.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)
Date: July 24, 2015

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