Form 10-Q
period 2015-09-30
FMC TECHNOLOGIES INC
filed 2015-10-23
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-Q
______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2015
Common Stock, par value $0.01 per share	227,980,415

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
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as well as the following:

•	Demand for our systems and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	Potential liabilities arising out of the installation or use of our systems;

•	U.S. and international laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;

•	Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;

•	Fluctuations in currency markets worldwide;

•	Cost overruns that may affect profit realized on our fixed price contracts;

•	Disruptions in the timely delivery of our backlog and its effect on our future sales, profitability and our relationships with our customers;

•	The cumulative loss of major contracts or alliances;

•	Rising costs and availability of raw materials;

•	A failure of our information technology infrastructure or any significant breach of security;

•	Our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	The outcome of uninsured claims and litigation against us;

•	Deterioration in future expected profitability or cash flows and its effect on our goodwill;

•	Continuing consolidation within our industry; and

•	Downgrade in the ratings of our debt could restrict our ability to access the debt capital markets.
We wish to caution you not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2015	2014	2015	2014
Revenue:
Product revenue	$1,207.9	$1,559.0	$3,936.7	$4,598.5
Service revenue	268.5	326.9	790.7	943.4
Lease and other income	68.6	90.8	208.0	244.5
Total revenue	1,545.0	1,976.7	4,935.4	5,786.4
Costs and expenses:
Cost of product revenue	924.2	1,198.9	3,008.1	3,540.4
Cost of service revenue	196.7	227.2	596.7	680.3
Cost of lease and other revenue	53.0	53.5	148.7	165.3
Selling, general and administrative expense	144.3	170.8	482.6	542.0
Research and development expense	25.9	29.9	91.7	84.6
Restructuring and impairment expense (Note 4)	78.1	—	98.2	4.9
Total costs and expenses	1,422.2	1,680.3	4,426.0	5,017.5
Gain on sale of Material Handling Products (Note 5)	—	(1.3)	—	84.3
Other expense, net	(12.7)	(26.5)	(34.1)	(29.2)
Income before net interest expense and income taxes	110.1	268.6	475.3	824.0
Net interest expense	(8.1)	(8.0)	(24.4)	(24.5)
Income before income taxes	102.0	260.6	450.9	799.5
Provision for income taxes	19.5	90.1	112.3	264.8
Net income	82.5	170.5	338.6	534.7
Net income attributable to noncontrolling interests	(0.5)	(0.7)	(1.1)	(3.4)
Net income attributable to FMC Technologies, Inc.	$82.0	$169.8	$337.5	$531.3
Earnings per share attributable to FMC Technologies, Inc. (Note 3):
Basic	$0.36	$0.72	$1.46	$2.24
Diluted	$0.35	$0.72	$1.45	$2.24
Weighted average shares outstanding (Note 3):
Basic	230.2	236.4	231.6	236.8
Diluted	231.0	237.0	232.5	237.3
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Net income	$82.5	$170.5	$338.6	$534.7
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(110.3)	(60.8)	(184.6)	(44.4)
Net gains (losses) on hedging instruments:
Net losses arising during the period	(33.3)	(40.7)	(50.5)	(49.1)
Reclassification adjustment for net losses (gains) included in net income	11.5	2.0	44.6	(4.9)
Net losses on hedging instruments (2)	(21.8)	(38.7)	(5.9)	(54.0)
Pension and other post-retirement benefits:
Reclassification adjustment for settlement losses included in net income	1.2	—	1.2	—
Reclassification adjustment for amortization of prior service cost (credit) included in net income	0.1	—	0.1	(0.1)
Reclassification adjustment for amortization of net actuarial loss included in net income	5.2	3.1	15.9	9.1
Net pension and other post-retirement benefits (3)	6.5	3.1	17.2	9.0
Other comprehensive loss, net of tax	(125.6)	(96.4)	(173.3)	(89.4)
Comprehensive income (loss)	(43.1)	74.1	165.3	445.3
Comprehensive income attributable to noncontrolling interest	(0.5)	(0.7)	(1.1)	(3.4)
Comprehensive income (loss) attributable to FMC Technologies, Inc.	$(43.6)	$73.4	$164.2	$441.9
_______________________

(1)
Net of income tax (expense) benefit of nil and $5.5 for the three months ended September 30, 2015 and 2014, respectively, and $6.8 and $4.3 for the nine months ended September 30, 2015 and 2014, respectively.

(2)
Net of income tax (expense) benefit of $5.5 and $9.9 for the three months ended September 30, 2015 and 2014, respectively, and $1.9 and $9.0 for the nine months ended September 30, 2015 and 2014, respectively.

(3)
Net of income tax (expense) benefit of $(3.1) and $(1.4) for the three months ended September 30, 2015 and 2014, respectively, and $(8.1) and $(4.8) for the nine months ended September 30, 2015 and 2014, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
(In millions, except par value data)	(Unaudited)
Assets
Cash and cash equivalents	$711.5	$638.8
Trade receivables, net of allowances of $15.2 in 2015 and $9.4 in 2014	1,738.6	2,127.0
Inventories, net (Note 6)	874.5	1,021.2
Derivative financial instruments (Note 14)	317.5	197.6
Prepaid expenses	60.7	48.5
Deferred income taxes	78.8	70.8
Income taxes receivable	91.8	23.4
Other current assets	322.2	309.1
Total current assets	4,195.6	4,436.4
Investments	31.0	35.9
Property, plant and equipment, net of accumulated depreciation of $878.9 in 2015 and $833.4 in 2014	1,396.3	1,458.4
Goodwill	519.4	552.1
Intangible assets, net of accumulated amortization of $138.0 in 2015 and $125.7 in 2014	253.8	314.5
Deferred income taxes	92.1	106.5
Derivative financial instruments (Note 14)	100.8	134.9
Other assets	122.2	133.4
Total assets	$6,711.2	$7,172.1
Liabilities and equity
Short-term debt and current portion of long-term debt	$33.5	$11.7
Accounts payable, trade	537.4	723.5
Advance payments and progress billings	656.3	965.2
Accrued payroll	197.1	256.8
Derivative financial instruments (Note 14)	442.9	230.2
Income taxes payable	85.7	152.9
Deferred income taxes	58.3	54.2
Other current liabilities	360.2	389.1
Total current liabilities	2,371.4	2,783.6
Long-term debt, less current portion (Note 8)	1,261.2	1,293.7
Accrued pension and other post-retirement benefits, less current portion	210.4	236.7
Derivative financial instruments (Note 14)	175.2	220.2
Deferred income taxes	58.8	54.3
Other liabilities	110.2	105.9
Commitments and contingent liabilities (Note 16)
Stockholders’ equity (Note 13):
Preferred stock, $0.01 par value, 12.0 shares authorized in 2015 and 2014; no shares issued in 2015 or 2014	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2015 and 2014; 286.3 shares issued in 2015 and 2014; 228.1 and 235.1 shares outstanding in 2015 and 2014, respectively	2.9	2.9
Common stock held in employee benefit trust, at cost; 0.2 shares in 2015 and 2014	(7.1)	(8.0)
Treasury stock, at cost; 58.0 and 54.6 shares in 2015 and 2014, respectively	(1,566.6)	(1,431.1)
Capital in excess of par value of common stock	751.5	731.9
Retained earnings	4,181.8	3,844.3
Accumulated other comprehensive loss	(857.0)	(683.7)
Total FMC Technologies, Inc. stockholders’ equity	2,505.5	2,456.3
Noncontrolling interests	18.5	21.4
Total equity	2,524.0	2,477.7
Total liabilities and equity	$6,711.2	$7,172.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Nine Months Ended
	September 30,
	2015	2014
Cash provided (required) by operating activities:
Net income	$338.6	$534.7
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	133.6	129.5
Amortization	48.9	43.9
Employee benefit plan and stock-based compensation costs	67.9	53.1
Unrealized loss on derivative instruments	31.5	31.8
Deferred income tax provision	30.6	7.0
Asset impairment charges	64.4	—
Gain on sale of Material Handling Products	—	(84.3)
Other	34.8	14.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net	181.3	(276.2)
Inventories, net	105.2	(105.4)
Accounts payable, trade	(140.6)	(13.4)
Advance payments and progress billings	(241.3)	253.1
Income taxes payable, net	(126.8)	(54.1)
Payment of Multi Phase Meters earn-out consideration	—	(41.5)
Accrued pension and other post-retirement benefits, net	(20.4)	(27.3)
Other assets and liabilities, net	(5.6)	18.0
Cash provided by operating activities	502.1	483.3
Cash provided (required) by investing activities:
Capital expenditures	(211.0)	(283.7)
Proceeds from sale of Material Handling Products, net of cash divested	—	105.6
Other	(0.7)	8.9
Cash required by investing activities	(211.7)	(169.2)
Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	1.5	(25.3)
Net increase (decrease) in commercial paper	(8.0)	6.6
Purchase of treasury stock	(148.0)	(129.8)
Acquisitions, payment of withheld purchase price	(9.6)	—
Payments related to taxes withheld on stock-based compensation	(8.8)	(13.0)
Payment of Multi Phase Meters earn-out consideration	—	(31.0)
Other	(9.7)	(3.4)
Cash required by financing activities	(182.6)	(195.9)
Effect of exchange rate changes on cash and cash equivalents	(35.1)	(5.8)
Increase in cash and cash equivalents	72.7	112.4
Cash and cash equivalents, beginning of period	638.8	399.1
Cash and cash equivalents, end of period	$711.5	$511.5
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
Reclassifications—Certain prior-year amounts have been reclassified to conform to the current year’s presentation. These reclassifications include (i) income tax presentation in the cash provided by operating activities section on the condensed consolidated statements of cash flows and (ii) intangible asset reclassification from other assets to intangible assets on the condensed consolidated balance sheets.
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
Effective July 1, 2015, we adopted ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This update requires debt issuance costs to be presented in the balance sheet as a deduction from the carrying amount of the corresponding debt liability, consistent with debt discounts or premiums. We adopted the updated guidance retrospectively. Effective September 30, 2015, we adopted ASU No. 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This update incorporates the SEC staff’s announcement that it would not object to an entity presenting the costs of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. We adopted the updated guidance retrospectively. The adoption of these updates concerns presentation and disclosure only as it relates to our condensed consolidated financial statements.

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will supersede most existing GAAP related to revenue recognition and will supersede some cost guidance in existing GAAP related to construction-type and production-type contract accounting. Additionally, the ASU will significantly increase disclosures related to revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 by one year, and as a result, is now effective for us on January 1, 2018. Early adoption is permitted to the original effective date of January 1, 2017. Entities are permitted to apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We have not determined the method to be utilized upon adoption. The impacts that adoption of the ASU is expected to have on our consolidated financial statements and related disclosures are being evaluated. Additionally, we have not determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes.
In February 2015, the FASB issued ASU No. 2015-02, “Amendments to the Consolidation Analysis.” This update amends the criteria for determining whether a limited partnership or similar entity is a variable interest entity, eliminates the presumption in the voting model that a general partner controls a limited partnership, eliminates the deferral of ASU No. 2009-17 for investments in certain investment funds, removes three of the six criteria a fee must meet for a decision maker or service provider to conclude a fee does not represent a variable interest, alters how variable interests held by related parties affect consolidation, and clarifies the two-step process to determine whether the at-risk equity holders of a corporation have the power to direct the corporation’s significant activities. The amendments in this ASU are effective for us on January 1, 2016. Early application is permitted. We believe the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.
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
In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory.” This update requires in scope inventory to be measured at the lower of cost and net realizable value rather than at the lower of cost or market under existing guidance. The amendments in this ASU are effective for us on January 1, 2017. Early application is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.

NOTE 3. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2015	2014	2015	2014
Net income attributable to FMC Technologies, Inc.	$82.0	$169.8	$337.5	$531.3
Weighted average number of shares outstanding	230.2	236.4	231.6	236.8
Dilutive effect of restricted stock units and stock options	0.8	0.6	0.9	0.5
Total shares and dilutive securities	231.0	237.0	232.5	237.3

Basic earnings per share attributable to FMC Technologies, Inc.	$0.36	$0.72	$1.46	$2.24
Diluted earnings per share attributable to FMC Technologies, Inc.	$0.35	$0.72	$1.45	$2.24
NOTE 4. RESTRUCTURING AND IMPAIRMENT EXPENSE
Restructuring and impairment expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Restructuring expense	$17.9	$—	$33.8	$4.9
Impairment expense	60.2	—	64.4	—
Total restructuring and impairment expense	$78.1	$—	$98.2	$4.9
Restructuring—As a result of market conditions in North America, combined with the impact of lower international activity driven by declining oil prices, beginning in 2015, we initiated a company-wide reduction in workforce intended to reduce costs and better align our workforce with current and anticipated activity levels, which resulted in the recognition of severance costs relating to termination benefits and other restructuring charges.
Asset impairments—During the three months ended September 30, 2015, we completed the reorganization of our reporting unit structure within our Surface Technologies segment. This reorganization was directly aligned with our integration efforts over the last year to bring our North American surface wellhead and completion services businesses together to create our surface integrated services businesses in the US and Canada. As a result of this reorganization, we are required under GAAP to test goodwill of our reporting units. Additionally, we conduct impairment tests on long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition over the assets remaining useful life. Our review of recoverability of the carrying value of our assets considers several assumptions including the intended use and service potential of the asset.
The prolonged downturn in the energy market and its corresponding impact on our business outlook led us to conclude the carrying amount of a number of our long-lived assets in our surface integrated services business in Canada, and related goodwill exceeded their fair values. The low commodity price environment’s impact on our outlook for revenue growth and profitability of our surface integrated services business in Canada led us to record impairment charges of $56.6 million in our Surface Technologies segment during the three months ended September 30, 2015. These impairment charges included charges against customer relationship intangible assets, wireline and flowback assets, and related goodwill in Canada.

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
NOTE 6. INVENTORIES
Inventories consisted of the following:

(In millions)	September 30, 2015	December 31, 2014
Raw materials	$164.6	$196.6
Work in process	132.7	166.1
Finished goods	786.9	849.9
	1,084.2	1,212.6
LIFO and valuation adjustments	(209.7)	(191.4)
Inventories, net	$874.5	$1,021.2
NOTE 7. EQUITY METHOD INVESTMENTS
FMC Technologies Offshore, LLC (“FTO Services”) is an affiliated company in the form of a joint venture between FMC Technologies and Edison Chouest Offshore LLC. FTO Services provides integrated vessel-based subsea services for offshore oil and gas fields globally, and its results are reported in our Subsea Technologies segment. Our cumulative equity investment in FTO Services totaled $5.0 million as of September 30, 2015. We have accounted for our 50% investment using the equity method of accounting. Additionally, debt obligations under a revolving credit facility of FTO Services are jointly and severally guaranteed by FMC Technologies and Edison Chouest Offshore LLC. Refer to Note 16 for additional information regarding the guarantee.
FTO Services has experienced net losses since formation due to expenses related to startup of operations and as a result of the downturn in the oilfield services industry. During the three months ended September 30, 2015, we provided additional financial support and also committed to provide additional capital contributions. As a result, we resumed the recognition of equity method losses for FTO Services which were previously suspended in the second quarter of 2015. We recognized $12.0 million and $30.4 million of losses from equity earnings in affiliates for the three and nine months ended September 30, 2015, which are included in lease and other income in the accompanying condensed consolidated statements of income. All prior year results were not material. The carrying value of our equity method investment in FTO Services was $(27.0) million as of September 30, 2015, and is included as a component of other liabilities in the accompanying condensed consolidated balance sheets. As a result of our joint guarantee of FTO Services’ debt obligations under its revolving credit facility and our commitment to provide further financial support, we recognized losses up to our joint share of such obligations and re-suspended the recognition of equity method losses during the three months ended September 30, 2015. As of September 30, 2015, approximately $2.0 million of losses from equity in earnings of affiliates were not recognized.

NOTE 8. DEBT
On September 24, 2015, we entered into a new $2.0 billion revolving credit agreement (“credit agreement”) with Wells Fargo Bank, National Association, as Administrative Agent. The credit agreement is a five-year, revolving credit facility expiring in September 2020. Subject to certain conditions, at our request the aggregate commitments under the credit agreement may be increased by up to an additional $500.0 million.
Borrowings under the credit agreement bear interest at the highest of three base rates or the London interbank offered rate (“LIBOR”), at our option, plus an applicable margin. Depending on our senior unsecured credit rating, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.00% to 1.75% and (ii) in the case of base rate loans, from 0.00% to 0.75%.
In connection with the new credit agreement, we terminated our previously existing $1.5 billion five-year revolving credit agreement.
Long-term debt consisted of the following:

(In millions)	September 30, 2015	December 31, 2014
Revolving credit facility	$—	$—
Commercial paper (1)	461.1	469.1
2.00% Notes due 2017	299.0	298.6
3.45% Notes due 2022	497.4	497.2
Term loan	14.8	22.9
Capital leases	6.3	9.7
Total long-term debt	1,278.6	1,297.5
Less: current portion	(17.4)	(3.8)
Long-term debt, less current portion	$1,261.2	$1,293.7
 _______________________

(1)
Committed credit available under our revolving credit facility provided the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014. As of September 30, 2015, our commercial paper borrowings had a weighted average interest rate of 0.55%.

NOTE 9. INCOME TAXES
Our income tax provisions for the three months ended September 30, 2015 and 2014, reflected effective tax rates of 19.2% and 34.7%, respectively. The year-over-year decrease in the effective tax rate was primarily due to a favorable change in the forecasted country mix of earnings.
Our income tax provisions for the nine months ended September 30, 2015 and 2014, reflected effective tax rates of 25.0% and 33.3%, respectively. The year-over-year decrease in the effective tax rate was primarily due to a favorable change in the forecasted country mix of earnings and an increase in earnings from foreign operations indefinitely reinvested outside the United States, partially offset by a settlement of an IRS audit. As of January 1, 2015, we changed our position on earnings from foreign operations as indefinitely reinvested due to increased cash demands outside the United States.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.
NOTE 10. WARRANTY OBLIGATIONS
Warranty cost and accrual information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Balance at beginning of period	$26.6	$19.4	$23.0	$18.0
Expense for new warranties	4.5	7.4	20.9	18.3
Adjustments to existing accruals	(0.6)	(0.3)	1.5	0.3
Claims paid	(6.3)	(4.7)	(21.2)	(14.8)
Balance at end of period	$24.2	$21.8	$24.2	$21.8

NOTE 11. PENSION AND OTHER POST-RETIREMENT BENEFITS
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$3.5	$4.0	$3.4	$4.2	$10.8	$12.2	$10.3	$12.8
Interest cost	6.6	3.8	7.2	4.6	19.8	11.2	21.8	14.0
Expected return on plan assets	(10.9)	(7.1)	(11.5)	(7.5)	(32.9)	(21.0)	(34.7)	(22.8)
Amortization of prior service cost (credit)	—	—	—	—	—	—	—	0.1
Amortization of transition asset	—	—	—	(0.1)	—	—	—	(0.1)
Amortization of actuarial loss (gain), net	4.7	3.0	3.1	1.8	14.5	9.4	9.2	5.2
Settlement cost	2.0	0.1	—	—	2.0	0.1	—	—
Net periodic benefit cost	$5.9	$3.8	$2.2	$3.0	$14.2	$11.9	$6.6	$9.2

	Other Post-retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Interest cost	$0.2	$0.1	0.4	0.3
Amortization of actuarial loss (gain), net	—	(0.1)	—	(0.2)
Net periodic benefit cost	$0.2	$—	$0.4	$0.1

During the nine months ended September 30, 2015, we contributed $5.9 million to our domestic pension benefit plans and $14.2 million to our international pension benefit plans.

NOTE 12. STOCK-BASED COMPENSATION
Under the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”), we have primarily granted awards in the form of nonvested stock units (also known as restricted stock units in the plan document). We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Stock-based compensation expense for nonvested stock units was $11.5 million and $9.5 million for the three months ended September 30, 2015 and 2014, respectively, and $43.2 million and $37.3 million for the nine months ended September 30, 2015 and 2014, respectively.
During the nine months ended September 30, 2015, we granted the following restricted stock units to employees:

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

NOTE 13. STOCKHOLDERS’ EQUITY
There were no cash dividends declared during the three and nine months ended September 30, 2015 and 2014.

The following is a summary of our treasury stock activity for the nine months ended September 30, 2015 and 2014:

(Number of shares in thousands)	Treasury Stock
Balance as of December 31, 2013	50,318
Stock awards	(547)
Treasury stock purchases	2,388
Balance as of September 30, 2014	52,159

Balance as of December 31, 2014	54,626
Stock awards	(523)
Treasury stock purchases	3,934
Balance as of September 30, 2015	58,037
We repurchased $149.3 million and $129.8 million of common stock during the nine months ended September 30, 2015 and September 30, 2014, respectively, under the authorized repurchase program. In February 2015, the Board of Directors authorized an extension of our repurchase program by 15.0 million shares. As of September 30, 2015, our Board of Directors had authorized 90.0 million shares of common stock under our share repurchase program, and approximately 19.1 million shares of common stock remained available for purchase, which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.
Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2014	$(311.9)	$(77.3)	$(294.5)	$(683.7)
Other comprehensive income (loss) before reclassifications, net of tax	(184.6)	(50.5)	—	(235.1)
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	44.6	17.2	61.8
Other comprehensive income (loss), net of tax	(184.6)	(5.9)	17.2	(173.3)
September 30, 2015	$(496.5)	$(83.2)	$(277.3)	$(857.0)

Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statement of Income
Gains (losses) on hedging instruments
Foreign exchange contracts:	$(29.9)	$(12.2)	$(91.6)	$(27.0)	Revenue
	17.8	9.1	36.8	29.4	Cost of sales
	(0.4)	—	(1.3)	—	Selling, general and administrative expense
	0.1	—	—	—	Research and development expense
	(1.8)	—	0.1	—	Net interest expense
	(14.2)	(3.1)	(56.0)	2.4	Income before income taxes
	2.7	1.1	11.4	2.5	Income tax (expense) benefit
	$(11.5)	$(2.0)	$(44.6)	$4.9	Net income
Defined pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$(7.7)	$(4.7)	$(23.3)	$(14.0)	(a)
Amortization of prior service credit (cost)	—	0.1	(0.1)	0.2	(a)
Settlement cost	(2.0)	—	(2.0)	—	(a)
	(9.7)	(4.6)	(25.4)	(13.8)	Income before income taxes
	3.2	1.5	8.2	4.8	Income tax (expense) benefit
	$(6.5)	$(3.1)	$(17.2)	$(9.0)	Net income
_______________________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 11 for additional details).

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS
We hold derivative financial instruments for the purpose of hedging the risks of certain identifiable and anticipated transactions. The types of risks hedged are those relating to the variability of future earnings and cash flows caused by movements in foreign currency exchange rates. We hold the following types of derivative instruments:
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies. At September 30, 2015, we held the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	35.4	24.9
Brazilian real	428.4	104.1
British pound	56.9	86.5
Canadian dollar	(167.7)	(125.2)
Euro	151.6	169.6
Malaysian ringgit	187.4	42.6
Norwegian krone	2,173.3	255.1
Russian ruble	1,332.7	20.1
Singapore dollar	220.7	154.9
U.S. dollar	(954.6)	(954.6)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At September 30, 2015, our portfolio of these instruments included the following material positions:

	Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(101.6)	(24.7)
Euro	14.1	15.8
Norwegian krone	(130.8)	(15.4)
U.S. dollar	28.5	28.5
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

	September 30, 2015		December 31, 2014
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$265.5	$392.5	$172.1	$207.1
Long-term – Derivative financial instruments	95.0	168.2	129.4	214.6
Total derivatives designated as hedging instruments	360.5	560.7	301.5	421.7
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	52.0	50.4	25.5	23.1
Long-term – Derivative financial instruments	5.8	7.0	5.5	5.6
Total derivatives not designated as hedging instruments	57.8	57.4	31.0	28.7
Total derivatives	$418.3	$618.1	$332.5	$450.4
We recognized losses of $3.8 million and $0.1 million on cash flow hedges for the three months ended September 30, 2015 and 2014, respectively, and losses of $8.4 million and $0.6 million for the nine months ended September 30, 2015 and 2014, respectively, as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transaction would not occur or would not occur by the originally specified time period. Cash flow hedges of forecasted transactions, net of tax, resulted in an accumulated other comprehensive loss of $83.3 million and $77.3 million at September 30, 2015, and December 31, 2014, respectively. We expect to transfer an approximate $25.8 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the end of 2016.

The following tables present the impact of derivative instruments in cash flow hedging relationships and their location within the accompanying condensed consolidated statements of income.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Foreign exchange contracts	$(41.5)	$(51.6)	(63.8)	(60.5)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Foreign exchange contracts:
Revenue	$(29.9)	$(12.2)	$(91.6)	$(27.0)
Cost of sales	17.8	9.1	36.8	29.4
Selling, general and administrative expense	(0.4)	—	(1.3)	—
Research and development expense	0.1	—	—	—
Net interest expense	(1.8)	—	0.1	—
Total	$(14.2)	$(3.1)	$(56.0)	$2.4

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Foreign exchange contracts:
Revenue	$4.4	$7.2	$11.3	$15.9
Cost of sales	(4.1)	(5.9)	(14.4)	(19.0)
Net interest expense	—	—	(0.1)	—
Total	$0.3	$1.3	$(3.2)	$(3.1)
Instruments that are not designated as hedging instruments are executed to hedge the effect of exposures in the condensed consolidated balance sheets, and occasionally, forward foreign currency contracts or currency options are executed to hedge exposures which do not meet all of the criteria to qualify for hedge accounting.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Foreign exchange contracts:
Revenue	$(1.1)	$(1.3)	$(6.4)	$(3.3)
Cost of sales	0.5	—	2.0	0.3
Other income (expense), net (1)	13.3	12.5	34.3	10.2
Total	$12.7	$11.2	$29.9	$7.2
 _______________________

(1)	Other income (expense), net excludes asset and liability remeasurement gains and losses.

Balance Sheet Offsetting—We execute derivative contracts only with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of September 30, 2015, and December 31, 2014, we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	September 30, 2015			December 31, 2014
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$418.3	$(401.9)	$16.4	$332.5	$(321.5)	$11.0

	September 30, 2015			December 31, 2014
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$618.1	$(401.9)	$216.2	$450.4	$(321.5)	$128.9
NOTE 15. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2015				December 31, 2014
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$18.5	$18.5	$—	$—	$22.5	$22.5	$—	$—
Fixed income	5.2	5.2	—	—	7.1	7.1	—	—
Money market fund	2.6	—	2.6	—	3.4	—	3.4	—
Stable value fund	1.2	—	1.2	—	0.7	—	0.7	—
Other	2.0	2.0	—	—	2.1	2.1	—	—
Derivative financial instruments:
Foreign exchange contracts	418.3	—	418.3	—	332.5	—	332.5	—
Total assets	$447.8	$25.7	$422.1	$—	$368.3	$31.7	$336.6	$—
Liabilities
Derivative financial instruments:
Foreign exchange contracts	618.1	—	618.1	—	450.4	—	450.4	—
Total liabilities	$618.1	$—	$618.1	$—	$450.4	$—	$450.4	$—
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
Refer to Note 14 for additional disclosure related to derivative financial instruments.
Assets measured at fair value on a non-recurring basis were as follows:
Fair value of long-lived non-financial assets—Long-lived non-financial assets are measured at fair value on a non-recurring basis for the purposes of calculating impairment. The fair value measurements of our long-lived non-financial assets measured on a non-recurring basis is determined by estimating the amount and timing of net future cash flows, which are Level 3 unobservable inputs, and discounting them using a risk-adjusted rate of interest. Significant increases or decreases in actual cash flows may result in valuation changes. As of September 30, 2015, certain long-lived assets in our surface integrated service business in Canada were impaired to their fair value of $39.2 million, resulting in an impairment charge of $56.6 million. Refer to Note 4 for additional disclosure related to these asset impairments.
Other fair value disclosures:
Fair value of debt—The fair value, based on Level 1 quoted market rates, of our 2.00% Notes due 2017 and 3.45% Notes due 2022 (collectively, “Senior Notes”) was approximately $771.7 million at September 30, 2015 and approximately $779.5 million at December 31, 2014, as compared to the $800.0 million face value of the debt, net of issue discounts, recorded in the condensed consolidated balance sheets.
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
Contingent liabilities associated with liquidated damages—Some of our contracts contain penalty provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. Based upon the evaluation of our performance and other commercial and legal analysis, management believes we have appropriately accrued for probable liquidated damages at September 30, 2015, and December 31, 2014, and that the ultimate resolution of such matters will not materially affect our consolidated financial position, results of operations or cash flows for the year ending December 31, 2015.

NOTE 17. BUSINESS SEGMENT INFORMATION
Segment revenue and segment operating profit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Segment revenue
Subsea Technologies (5)	$1,093.7	$1,300.4	$3,490.3	$3,831.0
Surface Technologies	361.0	556.0	1,170.6	1,546.4
Energy Infrastructure	97.1	124.9	299.4	419.6
Other revenue (1) and intercompany eliminations	(6.8)	(4.6)	(24.9)	(10.6)
Total revenue	$1,545.0	$1,976.7	$4,935.4	$5,786.4
Income before income taxes:
Segment operating profit (loss):
Subsea Technologies (5)	$170.7	$204.4	$522.9	$539.8
Surface Technologies (6)	(22.5)	109.5	67.9	276.6
Energy Infrastructure	(2.0)	5.1	6.2	38.8
Intercompany eliminations	—	0.1	—	—
Total segment operating profit	146.2	319.1	597.0	855.2
Corporate items:
Corporate expense (2)	(14.7)	(16.1)	(45.0)	(47.8)
Other revenue (1) and other expense, net (3)	(21.9)	(35.1)	(77.8)	13.2
Net interest expense	(8.1)	(8.0)	(24.4)	(24.5)
Total corporate items	(44.7)	(59.2)	(147.2)	(59.1)
Income before income taxes attributable to FMC Technologies, Inc. (4)	$101.5	$259.9	$449.8	$796.1
 _______________________

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(2)	Corporate expense primarily includes corporate staff expenses.

(3)
Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(4)	Excludes amounts attributable to noncontrolling interests.

(5)	Results of FTO Services are reported in Subsea Technologies. Refer to Note 7 for additional information.

(6)	Includes asset impairment charges. Refer to Note 4 for additional information.

Segment operating capital employed and assets were as follows:

(In millions)	September 30, 2015	December 31, 2014
Segment operating capital employed (1):
Subsea Technologies (4)	$2,234.6	$2,175.2
Surface Technologies	1,074.7	1,183.6
Energy Infrastructure	303.5	313.9
Total segment operating capital employed	3,612.8	3,672.7
Segment liabilities included in total segment operating capital employed (2)	1,855.9	2,402.3
Corporate (3)	1,242.5	1,097.1
Total assets	$6,711.2	$7,172.1
Segment assets:
Subsea Technologies (4)	$3,738.5	$4,066.1
Surface Technologies	1,331.2	1,587.8
Energy Infrastructure	415.8	442.3
Intercompany eliminations	(16.8)	(21.2)
Total segment assets	5,468.7	6,075.0
Corporate (3)	1,242.5	1,097.1
Total assets	$6,711.2	$7,172.1
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Outlook
Overall Outlook. Along with increasing volatility in global equity prices and exchange rates, crude oil price volatility continued in third quarter of 2015, and as such, uncertainty regarding the short-term market fundamentals remains. This uncertainty is driven by multiple factors, including continued strength in U.S. oil production and international crude oil supply, especially from OPEC’s decision to maintain oil production levels to retain or increase its market share. The increases in global crude oil inventories have put significant downward pressure on commodity prices, and despite some slowing of crude oil inventory builds, crude oil inventories remain high compared to previous years. As a result of the weak crude oil price environment, many crude oil development prospects have been deferred, leading to a downturn in demand for our products and services and an overall weaker demand for oilfield services. Although the timing of the recovery of crude oil prices is dependent on many variables, including any decisions by various countries to lift oil sanctions on Iran which could further negatively affect crude oil prices, we believe as long-term demand rises and production naturally declines, commodity prices will recover and our customers will begin to increase their investments in new sources of oil production.
Subsea Technologies. In reaction to the decline in crude oil prices over the last year, many of our customers reduced their capital spending plans for 2015 or deferred new deepwater projects. These actions are having an adverse effect on our 2015 inbound orders when compared to the prior year. Given our lower full-year 2015 inbound orders expectations relative to 2014, our focus throughout the remainder of 2015 will be the continued concentration on standardization, process improvement and improved execution, cost reductions, and supply chain management. During the third quarter of 2015, we continued the reduction and leveraging of our workforce to maintain operating margin improvements and to align our operations with anticipated decreases in future year activity due to delayed subsea project inbound. These actions will continue during the fourth quarter of 2015. We are focused on ways to improve customer returns by offering cost-effective approaches to our customers’ project developments, including customer acceptance of new technologies and alternative business models to help achieve their cost-reduction goals and accelerate achievement of first oil. Many customers, including our alliance customers, are actively exploring ways to utilize our standardized subsea production equipment as operators understand the cost and scheduling benefits that standardization brings to their projects. Additionally, Forsys Susbea, our joint venture with Technip, was designed to change the contracting model by having two market leaders offer one seamless integrated package by participating in the design of the subsea umbilical, riser and flowline systems and subsea production and processing systems during the development phase. Forsys Subsea received two integrated FEED studies during the third quarter of 2015.
In the long-term, we continue to believe deepwater development will remain a significant part of our customers’ portfolios. A critical part of our long-term strategy to maintain our subsea market leadership is to continue to invest in the technologies required to develop our customers’ fields and further expand our capabilities focused on increasing reservoir production over the life of the field. We believe the long-term commitment to deepwater was further exemplified during the third quarter of 2015 with Chevron joining our high-pressure, high-temperature joint industry program which is aimed to solve the technical and economic deepwater challenges operators currently face.
Surface Technologies. With the decline in crude oil prices, we expected a decline in rig counts and decreased North American land activity in 2015 which would negatively affect all of our surface technologies businesses in North America. However, customer spending reductions, coupled with increased pricing pressure, have had a greater impact than in past downturns. This market environment led us to take significant actions to reduce headcount in our North American businesses in the first half of the year. During the third quarter of 2015, we largely completed the reorganization within our Surface Technologies segment. This reorganization was directly aligned with our integration efforts over the last year to bring our North American surface wellhead and completion services businesses together to create our surface integrated services businesses to strengthen our market presence and bring increased value to our customers. We expect further integration efforts to lead to further consolidation of some of our facilities, and consequently, additional reductions of our workforce. Our international surface wellhead business delivered solid operational results in the third quarter of 2015 due to its strong backlog, and we expect the fourth quarter to remain level. However, we continue to gauge the need for any business restructuring in the event of any significant declines in international order activity as a result of pricing pressures from a deteriorating global market.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months Ended September 30,		Change
(In millions, except %)	2015	2014	$	%
Revenue	$1,545.0	$1,976.7	(431.7)	(21.8)
Costs and expenses:
Cost of sales	1,173.9	1,479.6	(305.7)	(20.7)
Selling, general and administrative expense	144.3	170.8	(26.5)	(15.5)
Research and development expense	25.9	29.9	(4.0)	(13.4)
Restructuring and impairment expense	78.1	—	78.1	*
Total costs and expenses	1,422.2	1,680.3	(258.1)	(15.4)
Gain on sale of Material Handling Products	—	(1.3)	1.3	*
Other income (expense), net	(12.7)	(26.5)	13.8	*
Net interest expense	(8.1)	(8.0)	(0.1)	(1.3)
Income before income taxes	102.0	260.6	(158.6)	(60.9)
Provision for income taxes	19.5	90.1	(70.6)	(78.4)
Net income	82.5	170.5	(88.0)	(51.6)
Net income attributable to noncontrolling interests	(0.5)	(0.7)	0.2	28.6
Net income attributable to FMC Technologies, Inc.	$82.0	$169.8	(87.8)	(51.7)
_______________________

*	Not meaningful
Revenue decreased $431.7 million in the third quarter of 2015 compared to the prior-year quarter. Revenue in the third quarter of 2015 included a $183.3 million unfavorable impact of foreign currency translation. Revenue increased in our Asia Pacific subsea business due to project backlog conversion but was offset by decreased revenue in our Brazil and Eastern Region subsea business primarily from foreign currency translation. Additionally, lower market activity led to decreased revenue in our Schilling Robotics and Multi Phase Meters businesses year-over-year. Surface Technologies posted decreased revenue year-over-year which was driven by our fluid control and surface integrated services business primarily from lower market activity in North America.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 24.0% in the third quarter of 2015, from 25.1% in the prior-year quarter. The decline in gross profit as a percentage of sales was due to our Surface Technologies segment which realized lower gross profit margins year-over-year in our fluid control and surface integrated services business from lower market activity in North America. This decline was partially offset by higher gross profit as a percentage of sales in Subsea Technologies primarily from higher project backlog conversion and project execution in our Asia Pacific subsea business and project execution in our Western Region subsea business.
Selling, general and administrative expense decreased $26.5 million year-over-year, resulting from lower commissions and cost reductions in our international surface wellhead business and foreign currency translation.
Information regarding impairment and restructuring expenses incurred during the third quarter of 2015 is incorporated herein by reference from Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The impaired Canadian assets are linked to the 2012 acquisition of Pure Energy Services Ltd.
Other income (expense), net during the third quarter of 2014 included an unrealized foreign currency loss of $20.9 million related to a remeasurement of an intercompany transaction.

Our income tax provisions for the third quarter of 2015 and 2014 reflected effective tax rates of 19.2% and 34.7%, respectively. The year-over-year decrease in the effective tax rate was primarily due to a favorable change in the forecasted country mix of earnings. Our effective tax rate can fluctuate depending on our country mix of earnings since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,921 million at September 30, 2015. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. Refer to Note 17 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Subsea Technologies

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue	$1,093.7	$1,300.4	(206.7)	(15.9)
Operating profit	$170.7	$204.4	(33.7)	(16.5)

Operating profit as a percent of revenue	15.6%	15.7%		(0.1) pts.
Subsea Technologies revenue decreased $206.7 million year-over-year. Revenue for the third quarter of 2015 included a $155.0 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue decreased by $51.7 million year-over-year. Subsea Technologies revenue is primarily impacted by the amount of beginning backlog entering the period and the rates of backlog conversion. Revenue increased in our Asia Pacific subsea business due to project backlog conversion but was offset by decreased revenue in our Brazil and Eastern Region subsea business primarily from foreign currency translation. Additionally, lower market activity led to decreased revenue in our Schilling Robotics and Multi Phase Meters businesses year-over-year.

Subsea Technologies operating profit as a percent of revenue declined year-over-year and was primarily driven by:

•
Subsea Systems - 0.8 percentage point increase due to higher project backlog conversion and project execution in our Asia Pacific subsea business and project execution in our Western Region subsea business;

•	Schilling Robotics and Multi Phase Meters - 0.9 percentage point decrease due to decreased volumes from lower market activity.
Operating profit for the third quarter of 2015 included a $26.7 million unfavorable impact of foreign currency translation and $16.7 million of restructuring and impairment charges.

Surface Technologies

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue	$361.0	$556.0	(195.0)	(35.1)
Operating profit	$(22.5)	$109.5	(132.0)	(120.5)

Operating profit as a percent of revenue	(6.2)%	19.7%		(25.9) pts.
Surface Technologies revenue decreased $195.0 million year-over-year. Revenue for the third quarter of 2015 included a $19.6 million unfavorable impact of foreign currency translation. The decrease in revenue was primarily driven by our fluid control and surface integrated services business from lower market activity in North America.
Surface Technologies operating profit as a percent of revenue declined year-over-year and was primarily driven by:

•	Surface Integrated Services - 21.8 percentage point decrease related to asset impairment charges in Canada and lower market activity in North America; and

•	Fluid Control - 5.5 percentage point decrease due to decreased volumes in our well service pump and flowline products resulting from lower activity in the North American shale markets.
Operating profit for the third quarter of 2015 included an $11.1 million favorable impact of foreign currency translation and $59.6 million of restructuring and impairment charges.

Energy Infrastructure

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue	$97.1	$124.9	(27.8)	(22.3)
Operating profit	$(2.0)	$5.1	(7.1)	(139.2)

Operating profit as a percent of revenue	(2.1)%	4.1%		(6.2) pts.
Energy Infrastructure revenue decreased $27.8 million year-over-year. The decrease in revenue was due to lower market activity in our measurement solutions business. Revenue for the third quarter of 2015 included a $9.0 million unfavorable impact due to foreign currency translation.
Energy Infrastructure’s operating profit as a percent of revenue declined year-over-year and was primarily driven by:

•	Measurement Solutions - 5.3 percentage point decrease due to lower market activity for both our products and systems and restructuring charges.
Corporate Items

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2015	2014	$	%
Corporate expense	(14.7)	(16.1)	1.4	8.7
Other revenue and other expense, net	(21.9)	(35.1)	13.2	37.6
Net interest expense	(8.1)	(8.0)	(0.1)	(1.3)
Total corporate items	(44.7)	(59.2)	14.5	24.5
The year-over-year decrease in corporate items primarily reflected:

•	favorable variance in foreign currency gains and losses of $14.5 million primarily related to the remeasurement of an intercompany foreign currency transaction during the third quarter of 2014.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Nine Months Ended September 30,		Change
(In millions, except %)	2015	2014	$	%
Revenue	$4,935.4	$5,786.4	(851.0)	(14.7)
Costs and expenses:
Cost of sales	3,753.5	4,386.0	(632.5)	(14.4)
Selling, general and administrative expense	482.6	542.0	(59.4)	(11.0)
Research and development expense	91.7	84.6	7.1	8.4
Restructuring and impairment expense	98.2	4.9	93.3	1,904.1
Total costs and expenses	4,426.0	5,017.5	(591.5)	(11.8)
Gain on sale of Material Handling Products	—	84.3	(84.3)	*
Other income (expense), net	(34.1)	(29.2)	(4.9)	*
Net interest expense	(24.4)	(24.5)	0.1	0.4
Income before income taxes	450.9	799.5	(348.6)	(43.6)
Provision for income taxes	112.3	264.8	(152.5)	(57.6)
Net income	338.6	534.7	(196.1)	(36.7)
Net income attributable to noncontrolling interests	(1.1)	(3.4)	2.3	67.6
Net income attributable to FMC Technologies, Inc.	$337.5	$531.3	(193.8)	(36.5)
_______________________

*	Not meaningful
Revenue decreased $851.0 million in the first nine months of 2015 compared to the prior-year. Revenue in the first nine months of 2015 included a $492.9 million unfavorable impact of foreign currency translation. Revenue increased in our Western Region and Asia Pacific subsea businesses from project backlog conversion and higher revenue in subsea services in the Gulf of Mexico but was offset by decreased revenue in our Brazil and Eastern Region subsea business primarily from foreign currency translation. Additionally, lower market activity led to decreased revenue in our Schilling Robotics and Multi Phase Meters businesses year-over-year. Surface Technologies posted lower revenue during the first nine months of 2015 driven by our fluid control and surface integrated services business primarily from lower market activity in North America.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 23.9% in the first nine months of 2015, from 24.2% in the prior-year. The decline in gross profit as a percentage of sales was due to our Surface Technologies segment which realized lower gross profit margins year-over-year in our fluid control and surface integrated services business from lower market activity in North America. This decline was partially offset by higher gross profit as a percentage of sales in Subsea Technologies primarily from higher project backlog conversion and project execution in our Asia Pacific subsea business and project execution in our Western Region subsea business.
Selling, general and administrative expense decreased $59.4 million year-over-year, resulting from foreign currency translation and the absence of costs associated with terminating a representative agreement in the first nine months of 2014.
Information regarding impairment and restructuring expenses incurred during the first nine months of 2015 is incorporated herein by reference from Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The impaired Canadian assets are linked to the 2012 acquisition of Pure Energy Services Ltd.
During the first nine months of 2014, we recognized a net $84.3 million gain on the sale of our Material Handling Products business. Further information of the sale is incorporated herein by reference from Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other income (expense), net during the first nine months of 2015 included $33.1 million of foreign currency losses, primarily related to the Angolan Kwanza. The first nine months of 2014 included an unrealized foreign currency loss of $20.9 million related to a remeasurement of an intercompany transaction.
Our income tax provisions for the first nine months of 2015 and 2014 reflected effective tax rates of 25.0% and 33.3%, respectively. The year-over-year decrease in the effective tax rate was primarily due to a favorable change in the forecasted country mix of earnings and an increase in earnings from foreign operations indefinitely reinvested outside the United States, partially offset by a settlement of an IRS audit. As of January 1, 2015, we changed our position on earnings from foreign operations as indefinitely reinvested due to increased cash demands outside the United States. The year-over-year effective tax rate decreased 2.0 percentage points due to an increase in the amount of prior-year foreign earnings considered to be indefinitely reinvested outside of the United States, which are subject to foreign tax rates lower than the U.S. federal statutory income tax rate. Additionally, our effective tax rate can fluctuate depending on our country mix of earnings since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,921 million at September 30, 2015. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. Refer to Note 17 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Subsea Technologies

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue	$3,490.3	$3,831.0	(340.7)	(8.9)
Operating profit	$522.9	$539.8	(16.9)	(3.1)

Operating profit as a percent of revenue	15.0%	14.1%		0.9 pts.
Subsea Technologies revenue decreased $340.7 million year-over-year. Revenue for the first nine months of 2015 included a $406.2 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue increased by $65.5 million year-over-year. Subsea Technologies revenue is primarily impacted by the amount of beginning backlog entering the period and the rates of backlog conversion. Revenue increased in our Western Region and Asia Pacific subsea businesses from project backlog conversion and higher revenue in subsea services in the Gulf of Mexico but was offset by decreased revenue in our Brazil and Eastern Region subsea business primarily from foreign currency translation. Additionally, lower market activity led to decreased revenue in our Schilling Robotics and Multi Phase Meters businesses year-over-year.
Subsea Technologies operating profit as a percent of revenue increased year-over-year and was primarily driven by:

•	Subsea Systems - 1.5 percentage point increase due to higher project backlog conversion and project execution in our Asia Pacific and Western Region subsea business;

•	Schilling Robotics and Multi Phase Meters - 0.7 percentage point decrease due to decreased volumes from lower market activity.
Operating profit for the first nine months of 2015 included a $62.2 million unfavorable impact of foreign currency translation and $23.2 million of restructuring and impairment charges.

Surface Technologies

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue	$1,170.6	$1,546.4	(375.8)	(24.3)
Operating profit	$67.9	$276.6	(208.7)	(75.5)

Operating profit as a percent of revenue	5.8%	17.9%		(12.1) pts.
Surface Technologies revenue decreased $375.8 million year-over-year. Revenue for the first nine months of 2015 included a $56.9 million unfavorable impact of foreign currency translation. The decrease in revenue was primarily driven by our fluid control and surface integrated services business from lower market activity in North America.
Surface Technologies operating profit as a percent of revenue declined year-over-year and was primarily driven by:

•	Surface Integrated Services - 9.6 percentage point decrease related to asset impairment charges in Canada, restructuring charges and lower market activity in North America;

•	Fluid Control - 4.8 percentage point decrease due to decreased volumes in our well service pumps and flowline products resulting from lower activity in the North American shale markets;

•
Surface Wellhead International - 2.2 percentage point increase due to higher margin international wellhead sales and the absence of costs associated with terminating a representative agreement during the first nine months of 2014.

Operating profit for the first nine months of 2015 included an $8.9 million favorable impact of foreign currency translation and $70.5 million of restructuring and impairment charges.

Energy Infrastructure

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2015	2014	$	%
Revenue	$299.4	$419.6	(120.2)	(28.6)
Operating profit	$6.2	$38.8	(32.6)	(84.0)

Operating profit as a percent of revenue	2.1%	9.2%		(7.1) pts.
Energy Infrastructure revenue decreased $120.2 million year-over-year. Revenue for the first nine months of 2015 included a $30.8 million unfavorable impact of foreign currency translation. The decrease was driven by the sale of our Material Handling Products business early in the second quarter of 2014 and lower activity in our measurement solutions and loading systems businesses.
Energy Infrastructure operating profit as a percent of revenue declined year-over-year and was primarily driven by:

•	Measurement Solutions - 4.9 percentage point decrease due to lower market activity for both products and systems; and

•	Loading Systems - 1.3 percentage point decrease due to a higher margin offshore loading arm project in 2014.
Corporate Items

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2015	2014	$	%
Corporate expense	(45.0)	(47.8)	2.8	5.9
Other revenue and other expense, net	(77.8)	13.2	(91.0)	(689.4)
Net interest expense	(24.4)	(24.5)	0.1	0.4
Total corporate items	(147.2)	(59.1)	(88.1)	(149.1)
The year-over-year increase in corporate items primarily reflected the following:

•	unfavorable variance related to the $84.3 million gain on sale of our Material Handling Products business recognized in 2014; and an

•	unfavorable variance in pension expense of $8.8 million due to higher amortization of pension actuarial losses from a lower discount rate and settlement costs in our U.S. Non-Qualified Plan.

Inbound Orders and Order Backlog
Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Subsea Technologies	$1,049.0	$1,072.4	$2,612.7	$3,841.3
Surface Technologies	398.1	543.5	1,030.6	1,572.4
Energy Infrastructure	81.8	134.2	290.3	383.5
Intercompany eliminations and other	(2.9)	(2.7)	(13.0)	(9.7)
Total inbound orders	$1,526.0	$1,747.4	$3,920.6	$5,787.5
Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation negatively affected backlog by $352.2 million and $652.0 million for the three and nine months ended September 30, 2015, respectively, and $278.8 million and $172.0 million for the three and nine months ended September 30, 2014, respectively.

	Order Backlog
(In millions)	September 30, 2015	December 31, 2014	September 30, 2014
Subsea Technologies	$4,287.6	$5,793.1	$5,855.2
Surface Technologies	495.0	654.2	750.6
Energy Infrastructure	172.8	187.0	241.5
Intercompany eliminations	(2.8)	(14.9)	(20.0)
Total order backlog	$4,952.6	$6,619.4	$6,827.3
Order backlog for Subsea Technologies at September 30, 2015, decreased by $1,505.5 million compared to December 31, 2014. Subsea Technologies backlog of $4.3 billion at September 30, 2015, was composed of various subsea projects, including BP’s Mad Dog Phase 2 and Shah Deniz Stage 2; Chevron’s Agbami; Eni’s Block 15/06 East Hub and Jangkrik; Petrobras’ pre-salt tree and manifold awards; Shell’s Appomattox; Statoil’s Johan Sverdrup; Total’s Egina; Tullow Ghana’s TEN; and Wintershall’s Maria.
Surface Technologies order backlog at September 30, 2015, decreased by $159.2 million compared to December 31, 2014. The decrease was due to lower North American activity which negatively affected our fluid control business backlog and lower inbound orders in our international surface wellhead business.

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

(In millions)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$711.5	$638.8
Short-term debt and current portion of long-term debt	(33.5)	(11.7)
Long-term debt, less current portion	(1,261.2)	(1,293.7)
Net debt	$(583.2)	$(666.6)
The change in our net debt position was primarily due to cash generated from operations, partially offset by capital expenditures and repurchases of common stock.
Cash Flows
We generated $502.1 million and $483.3 million in cash flows from operating activities during the nine months ended September 30, 2015 and 2014, respectively. Our income from operations and changes in our working capital driven by our portfolio of projects were relatively flat year-over-year. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts.
Investing activities used $211.7 million and $169.2 million in cash flows during the nine months ended September 30, 2015 and 2014, respectively. The increase in cash flows used by investing activities was due to proceeds received from the disposition of our Material Handling Products business in the second quarter of 2014, partially offset by decreased capital expenditures during 2015.
Financing activities used $182.6 million and $195.9 million in cash flows during the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash flows from financing activities was due to the final payment of the Multi Phase Meter earn-out obligation and repayments of short-term debt during the first nine months of 2014, partially offset by increased treasury stock repurchases and the payment of the withheld purchase price related to the acquisition of our automation and control business during the first nine months of 2015.

Debt and Liquidity
Senior Notes—Refer to Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 for information related to our Senior Notes.
Credit Facility—On September 24, 2015, we entered into a new $2.0 billion revolving credit agreement (“credit agreement”) with Wells Fargo Bank, National Association, as Administrative Agent. The credit agreement is a five-year, revolving credit facility expiring in September 2020. Subject to certain conditions, at our request the aggregate commitments under the credit agreement may be increased by up to an additional $500 million.
Borrowings under the credit agreement bear interest at the highest of three base rates or the London interbank offered rate (“LIBOR”), at our option, plus an applicable margin. Depending on our senior unsecured credit rating, the applicable margin for revolving loans varies (i) in the case of LIBOR loans, from 1.00% to 1.75% and (ii) in the case of base rate loans, from 0.00% to 0.75%.
In connection with the new credit agreement, we terminated our previously existing $1.5 billion five-year, revolving credit agreement.
The following is a summary of our revolving credit facility at September 30, 2015:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,000.0	$—	$461.1	$—	$1,538.9	September 2020
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.0 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $461.1 million of commercial paper issued under our facility at September 30, 2015. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at September 30, 2015.
As of September 30, 2015, we were in compliance with all restrictive covenants under our revolving credit facility.
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

Outlook
Historically, we have generated our capital resources primarily through operations and, when needed, through our credit facility. We have $1,538.9 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and access to capital markets. Although we expect to continue to reach payment milestones on many of our projects, we expect our consolidated operating cash flow position in 2015 to remain relatively flat as a result of the negative impact the decline in commodity prices will have on our overall business. Given the recent downturn in the oilfield services industry, many of our key customers have requested price concessions. Additionally, our primary customer in Brazil has requested some re-scheduling of backlog deliveries. Consequently, any discounts or material product delivery delays that may ultimately be mutually agreed to with our key customers may adversely affect our results of operations and cash flows.
We project spending approximately $250 million in 2015 for capital expenditures, largely towards our subsea service offerings.
During the remainder of 2015, we expect to make contributions of approximately $2.3 million to our international pension plans. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Additionally, we expect to make payments of approximately $3.0 million to our U.S. Non-Qualified Defined Benefit Pension Plan during the remainder of 2015.
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
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2014, for a discussion of our critical accounting estimates. During the nine months ended September 30, 2015, there were no material changes in our judgments and assumptions associated with the development of our critical accounting estimates.

OTHER MATTERS
During the second quarter of 2014, we received an inquiry and a subpoena from the SEC seeking information about paid-time-off accruals within the automation and control business unit. The inquiry continued into the second half of 2014. In the third quarter of 2014, we also provided additional information to the SEC regarding an automation and control matter identified by us. Pursuant to additional subpoenas received in 2015, we provided information regarding our tax department and our accounting for uncertain foreign tax positions. We have fully responded to all requests for information. We have discussed these matters with our independent registered public accounting firm and our Audit Committee.

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
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2015, and under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded as of September 30, 2015, that our disclosure controls and procedures were:

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

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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
ITEM 1A. RISK FACTORS
In addition to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, the following risk factor was identified:

Our industry is undergoing consolidation that may impact our results of operations.
Our industry, including our customers, is undergoing consolidation which may affect demand for our products and services as a result of price concessions or decreased customer capital spending. This consolidation activity could have a significant negative impact on our results of operations, financial condition or cash flows. We are unable to predict what effect consolidations in the industry may have on prices, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended September 30, 2015.
The following table summarizes repurchases of our common stock during the three months ended September 30, 2015.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2015—July 31, 2015	466,574	$37.80	450,794	20,347,270
August 1, 2015—August 31, 2015	769,424	$32.08	768,514	19,578,756
September 1, 2015—September 30, 2015	481,234	$33.15	480,534	19,098,222
Total	1,717,232		1,699,842	19,098,222
 _______________________

(a)
Represents 1,699,842 shares of common stock repurchased and held in treasury and 17,390 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 18,010 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended September 30, 2015.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q for the period ended September 30, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FMC Technologies, Inc.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President and Controller (Chief Accounting Officer and a Duly Authorized Officer)
Date: October 23, 2015

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
2.1
Arrangement Agreement dated August 17, 2012 between FMC Technologies, Inc. and Pure Energy Services Ltd. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on August 20, 2012) (File No. 001-16489).

3.1	Restated Certificate of Incorporation of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.1 to the Annual Report on Form 10-K filed on February 22, 2013) (File No. 001-16489).
3.2	Amended and Restated Bylaws of FMC Technologies, Inc. (incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on October 5, 2015) (File No. 001-16489).
4.1	Form of Specimen Certificate for the Company’s Common Stock (incorporated by reference from Exhibit 4.1 to the Form S-1/A filed on May 4, 2001) (File No. 333-55920).
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
10.1
$2,000,000,000 Credit Agreement, dated as of September 24, 2015, by and among FMC Technologies, Inc., as Borrower; Wells Fargo Bank, National Association, as Administrative Agent; JPMorgan Chase Bank, N.A., as Syndication Agent; Bank of America, N.A., DNB Bank ASA, New York Branch, Mizuho Bank, Ltd. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Co-Documentation Agents; Wells Fargo Securities, LLC, J.P. Morgan Securities LLC, DNB Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Mizhuo Bank, Ltd., and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Joint Bookrunners and Co-Lead Arrangers; and the other lenders party thereto.

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