Form 10-Q
period 2016-03-31
FMC TECHNOLOGIES INC
filed 2016-04-28
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2016
Common Stock, par value $0.01 per share	226,355,422

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report are forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements usually relate to future events and anticipated revenues, earnings, cash flows or other aspects of our operations or operating results. Forward-looking statements are often identified by the words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “outlook” and similar expressions, including the negative thereof. The absence of these words, however, does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations, beliefs and assumptions concerning future developments and business conditions and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate.
All of our forward-looking statements involve risks and uncertainties (some of which are significant or beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Known material factors that could cause actual results to differ materially from those contemplated in the forward-looking statements include those set forth in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as the following:

•	Demand for our products and services, which is affected by changes in the price of, and demand for, crude oil and natural gas in domestic and international markets;

•	Potential liabilities arising out of the installation or use of our products;

•	U.S. and international laws and regulations, including environmental regulations, that may increase our costs, limit the demand for our products and services or restrict our operations;

•	Disruptions in the political, regulatory, economic and social conditions of the countries in which we conduct business;

•	Fluctuations in currency markets worldwide;

•	Cost overruns that may affect profit realized on our fixed price contracts;

•	Disruptions in the timely delivery of our backlog and its effect on our future sales, profitability and our relationships with our customers;

•	The cumulative loss of major contracts or alliances;

•	Rising costs and availability of raw materials;

•	A failure of our information technology infrastructure or any significant breach of security;

•	Our ability to develop and implement new technologies and services, as well as our ability to protect and maintain critical intellectual property assets;

•	The outcome of uninsured claims and litigation against us;

•	Deterioration in future expected profitability or cash flows and its effect on our goodwill;

•	Downgrade in the ratings of our debt could restrict our ability to access the debt capital markets;

•	Continuing consolidation within our industry; and

•	Our dependence on the continuing services of certain of our key managers and employees.
We undertake no obligation to publicly update or revise any of our forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise, except to the extent required by law.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2016	2015
Revenue:
Product revenue	$958.7	$1,362.3
Service revenue	201.2	266.7
Lease and other income (Note 7)	48.8	66.2
Total revenue	1,208.7	1,695.2
Costs and expenses:
Cost of product revenue	742.9	1,030.1
Cost of service revenue	160.0	206.3
Cost of lease and other revenue	43.9	46.2
Selling, general and administrative expense	143.4	174.0
Research and development expense	33.6	29.6
Restructuring and impairment expense (Note 4)	40.3	10.4
Total costs and expenses	1,164.1	1,496.6
Other expense, net	(11.3)	(6.3)
Income before net interest expense and income taxes	33.3	192.3
Net interest expense	(7.5)	(7.3)
Income before income taxes	25.8	185.0
Provision for income taxes	6.0	36.9
Net income	19.8	148.1
Net income attributable to noncontrolling interests	—	(0.5)
Net income attributable to FMC Technologies, Inc.	$19.8	$147.6
Earnings per share attributable to FMC Technologies, Inc. (Note 3):
Basic	$0.09	$0.63
Diluted	$0.09	$0.63
Weighted average shares outstanding (Note 3):
Basic	228.0	233.0
Diluted	228.6	233.9
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2016	2015
Net income	$19.8	$148.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	33.1	(101.0)
Net gains (losses) on hedging instruments:
Net gains (losses) arising during the period	23.7	(41.4)
Reclassification adjustment for net losses included in net income	22.6	13.0
Net gains (losses) on hedging instruments (2)	46.3	(28.4)
Pension and other post-retirement benefits:
Reclassification adjustment for settlement losses included in net income	0.1	—
Reclassification adjustment for amortization of net actuarial loss included in net income	4.3	5.3
Net pension and other post-retirement benefits (3)	4.4	5.3
Other comprehensive income (loss), net of tax	83.8	(124.1)
Comprehensive income	103.6	24.0
Comprehensive income attributable to noncontrolling interest	—	(0.5)
Comprehensive income attributable to FMC Technologies, Inc.	$103.6	$23.5
_______________________

(1)	Net of income tax (expense) benefit of $(2.0) and $8.3 for the three months ended March 31, 2016 and 2015, respectively.

(2)	Net of income tax (expense) benefit of $(12.3) and $9.8 for the three months ended March 31, 2016 and 2015, respectively.

(3)	Net of income tax (expense) benefit of $(1.9) and $(2.5) for the three months ended March 31, 2016 and 2015, respectively.
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
(In millions, except par value data)	(Unaudited)	As Adjusted
Assets
Cash and cash equivalents	$1,032.3	$916.2
Receivables, net of allowances of $20.9 in 2016 and $19.2 in 2015	1,413.3	1,522.4
Inventories, net (Note 6)	719.7	764.1
Derivative financial instruments (Note 15)	274.1	333.9
Prepaid expenses	58.5	48.9
Income taxes receivable	62.4	68.7
Other current assets	277.6	276.0
Total current assets	3,837.9	3,930.2
Investments	29.8	29.6
Property, plant and equipment, net of accumulated depreciation of $931.8 in 2016 and $892.1 in 2015	1,340.9	1,371.5
Goodwill	520.1	514.7
Intangible assets, net of accumulated amortization of $146.1 in 2016 and $139.9 in 2015	237.2	246.3
Deferred income taxes	191.1	183.3
Derivative financial instruments (Note 15)	3.7	0.1
Other assets	152.5	143.7
Total assets	$6,313.2	$6,419.4
Liabilities and equity
Short-term debt and current portion of long-term debt	$23.5	$21.9
Accounts payable, trade	418.0	519.3
Advance payments and progress billings	630.0	664.6
Accrued payroll	160.1	185.8
Derivative financial instruments (Note 15)	428.0	516.9
Income taxes payable	56.7	57.2
Other current liabilities	330.6	339.6
Total current liabilities	2,046.9	2,305.3
Long-term debt, less current portion (Note 9)	1,218.4	1,134.1
Accrued pension and other post-retirement benefits, less current portion	213.1	230.4
Derivative financial instruments (Note 15)	1.1	0.5
Deferred income taxes	115.4	105.4
Other liabilities	98.1	100.5
Commitments and contingent liabilities (Note 10)
Stockholders’ equity (Note 11):
Preferred stock, $0.01 par value, 12.0 shares authorized in 2016 and 2015; no shares issued in 2016 or 2015	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2016 and 2015; 286.3 shares issued in 2016 and 2015; 226.2 and 226.8 shares outstanding in 2016 and 2015, respectively	2.9	2.9
Common stock held in employee benefit trust, at cost; 0.2 shares in 2016 and 2015	(7.0)	(7.0)
Treasury stock, at cost; 60.0 and 59.4 shares in 2016 and 2015, respectively	(1,622.9)	(1,607.8)
Capital in excess of par value of common stock	750.5	759.0
Retained earnings	4,269.5	4,249.7
Accumulated other comprehensive loss	(788.9)	(872.7)
Total FMC Technologies, Inc. stockholders’ equity	2,604.1	2,524.1
Noncontrolling interests	16.1	19.1
Total equity	2,620.2	2,543.2
Total liabilities and equity	$6,313.2	$6,419.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Three Months Ended
	March 31,
	2016	2015
Cash provided (required) by operating activities:
Net income	$19.8	$148.1
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	45.4	42.2
Amortization	17.9	15.6
Employee benefit plan and stock-based compensation costs	23.7	26.6
Unrealized loss on derivative instruments	6.8	10.4
Deferred income tax provision (benefit), net	(15.7)	17.0
Impairments	34.4	3.9
Other	14.1	6.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	146.9	254.8
Inventories, net	51.5	(23.3)
Accounts payable, trade	(110.9)	(78.5)
Advance payments and progress billings	(53.3)	(138.9)
Income taxes payable, net	5.2	(23.4)
Accrued pension and other post-retirement benefits, net	(8.4)	(13.9)
Other assets and liabilities, net	(68.4)	(71.0)
Cash provided by operating activities	109.0	175.6
Cash provided (required) by investing activities:
Capital expenditures	(35.3)	(86.7)
Investment in joint ventures	(9.2)	—
Other	1.8	5.3
Cash required by investing activities	(42.7)	(81.4)
Cash provided (required) by financing activities:
Net increase (decrease) in short-term debt	0.1	(0.3)
Net increase in commercial paper	84.1	9.0
Repayments of long-term debt	—	(0.3)
Purchase of treasury stock	(30.5)	(30.8)
Payments related to taxes withheld on stock-based compensation	(7.7)	(7.6)
Other	(8.7)	(0.9)
Cash provided (required) by financing activities	37.3	(30.9)
Effect of exchange rate changes on cash and cash equivalents	12.5	(7.0)
Increase in cash and cash equivalents	116.1	56.3
Cash and cash equivalents, beginning of period	916.2	638.8
Cash and cash equivalents, end of period	$1,032.3	$695.1
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of FMC Technologies, Inc. and its consolidated subsidiaries (“FMC Technologies”) have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) pertaining to interim financial information. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP have been condensed or omitted. Therefore, these financial statements should be read in conjunction with the audited consolidated financial statements, and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2015.
We revised our current derivative financial instrument asset and liability balances as of December 31, 2015 to eliminate certain intercompany derivative transactions. As a result, our total financial position as of December 31, 2015 decreased by $38.0 million.
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
In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2016.
Reclassifications—Certain prior-year amounts have been reclassified to conform to the current year’s presentation.
NOTE 2. NEW ACCOUNTING STANDARDS
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will supersede most existing GAAP related to revenue recognition and will supersede some cost guidance in existing GAAP related to construction-type and production-type contract accounting. Additionally, the ASU will significantly increase disclosures related to revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 by one year, and as a result, is now effective for us on January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” which gives further guidance on identifying performance obligations and clarification of the licensing implementation guidance. Early application is permitted to the original effective date of January 1, 2017. Entities are permitted to apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We have not determined the method to be utilized upon adoption. The impacts that adoption of the ASU is expected to have on our consolidated financial statements and related disclosures are being evaluated. Additionally, we have not determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes.
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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” This update requires that a lessee recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Similar to current guidance, the update continues to differentiate between finance leases and operating leases, however this distinction now primarily relates to differences in the manner of expense recognition over time and in the classification of lease payments in the statement of cash flows. The updated guidance leaves the accounting for leases by lessors largely unchanged from existing GAAP. Early application is permitted. Entities are required to use a modified retrospective adoption, with certain relief provisions, for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements when adopted. The guidance will become effective for us on January 1, 2019. The impacts that adoption of the ASU is expected to have on our consolidated financial statements and related disclosures are being evaluated. Additionally, we have not determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes.
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Among other amendments, this update requires that excess tax benefits or deficiencies are recognized as income tax expense or benefit in the income statement, gives an entity the ability to elect to estimate the number of awards that are expected to vest or account for forfeitures as they occur and permits withholding up to the maximum statutory tax rates as the threshold to qualify for equity classification. The guidance will become effective for us on January 1, 2017. Early application is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
Change in Accounting Principle
Effective January 1, 2016, we changed the method of valuing inventory for certain domestic inventories in our surface integrated services business from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method under GAAP. The cumulative effect, net of income taxes, of the change in accounting principle was approximately $12.3 million and was recorded as an increase to retained earnings as of January 1, 2013. The statements of income for the years ended December 31, 2013, 2014, and 2015, including interim periods therein, were not retroactively adjusted as the adjustment for each of the periods was not material. We believe the FIFO method is preferable as it better reflects the current value of inventory reported in the consolidated balance sheets, provides for better matching of costs of goods sold with related revenue, provides for greater consistency and uniformity across our operations with respect to the method of inventory valuation, and is the method used by management to monitor the financial results of the business for operational and financial planning.
NOTE 3. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended
	March 31,
(In millions, except per share data)	2016	2015
Net income attributable to FMC Technologies, Inc.	$19.8	$147.6
Weighted average number of shares outstanding	228.0	233.0
Dilutive effect of restricted stock units	0.6	0.9
Total shares and dilutive securities	228.6	233.9

Basic earnings per share attributable to FMC Technologies, Inc.	$0.09	$0.63
Diluted earnings per share attributable to FMC Technologies, Inc.	$0.09	$0.63

NOTE 4. RESTRUCTURING AND IMPAIRMENT EXPENSE
Restructuring and impairment expense were as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Restructuring expense:
Subsea Technologies	$0.1	$0.7
Surface Technologies	3.9	4.4
Energy Infrastructure	1.9	1.4
Total restructuring expense	5.9	6.5
Impairment expense:
Subsea Technologies	0.1	0.3
Surface Technologies	34.3	3.6
Energy Infrastructure	—	—
Total impairment expense	34.4	3.9
Total restructuring and impairment expense	$40.3	$10.4
Restructuring—As a result of the decline in crude oil prices and its effect on the demand for products and services in the oilfield services industry worldwide, beginning in 2015, we initiated a company-wide reduction in workforce intended to reduce costs and better align our workforce with current and anticipated activity levels, which resulted in the continued recognition of severance costs relating to termination benefits and other restructuring charges.
Asset impairments—We conduct impairment tests on long-lived assets whenever events or changes in circumstances indicate the carrying value may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition over the asset’s remaining useful life. Our review of recoverability of the carrying value of our assets considers several assumptions including the intended use and service potential of the asset.
The prolonged downturn in the energy market and its corresponding impact on our business outlook led us to conclude the carrying amount of certain long-lived assets in our United States surface integrated services business exceeded their fair values. The low commodity price environment’s impact on our outlook for revenue growth and profitability of our U.S. surface integrated services business led us to record impairment charges in our Surface Technologies segment during the three months ended March 31, 2016. These asset impairments included impairment charges of our flowback plant, property and equipment and related customer relationships intangible assets of $12.4 million and $3.4 million, respectively, to record the assets to their combined fair value of $44.7 million as of March 31, 2016.
Also, we recorded impairment charges of $15.3 million and $2.8 million, to our wireline equipment and allocated goodwill, respectively, to record the assets to their combined fair value of $20.0 million as of March 31, 2016. The impairment charges, recorded in our Surface Technologies segment, include wireline operations in both the United States and Canada and relate to the classification of the assets as held for sale. Refer to Note 5 for information related to the classification of these assets as held for sale.
NOTE 5. ASSETS HELD FOR SALE
As of March 31, 2016, we classified property, plant, and equipment as held for sale related to our wireline operations in our surface integrated services businesses in the United States and Canada. Prior to and as a result of the held for sale classification, we reviewed the assets for and recorded impairments on the wireline property, plant and equipment and allocated goodwill to the disposal group to adjust their carrying values to fair value. Refer to Note 4 for financial information related to these impairments. In addition, during the three months ended March 31, 2016, we recognized a $1.4 million loss on sale as a result of adjusting the held for sale assets to fair value less cost to sell. As of March 31, 2016, assets held for sale of $17.9 million are reported in other current assets on our condensed consolidated balance sheet and are included in our Surface Technologies segment. We expect the completion of the sale to occur during the second quarter of 2016.

NOTE 6. INVENTORIES
Inventories consisted of the following:

(In millions)	March 31, 2016	December 31, 2015
		As Adjusted
Raw materials	$140.4	$149.9
Work in process	107.0	114.8
Finished goods	699.6	723.4
	947.0	988.1
LIFO and valuation adjustments	(227.3)	(224.0)
Inventories, net	$719.7	$764.1
NOTE 7. EQUITY METHOD INVESTMENTS
FTO Services—FMC Technologies Offshore, LLC (“FTO Services”) is an affiliated company in the form of a joint venture between FMC Technologies and Edison Chouest Offshore LLC. We have accounted for our 50% investment using the equity method of accounting, and its results are reported in our Subsea Technologies segment. Additionally, debt obligations under a revolving credit facility of FTO Services are jointly and severally guaranteed by FMC Technologies and Edison Chouest Offshore LLC. Refer to Note 10 for additional information regarding the guarantee.
FTO Services has experienced net losses since formation due to expenses related to startup of operations and as a result of the downturn in the oilfield services industry. We recognized $7.3 million and $8.3 million of losses from equity earnings in affiliates for the three months ended March 31, 2016 and 2015, respectively, which are included in lease and other income in the accompanying condensed consolidated statements of income. The carrying value of our equity method investment in FTO Services was $(20.0) million as of March 31, 2016, and is included as a component of other liabilities in the accompanying condensed consolidated balance sheets. As a result of our joint guarantee of FTO Services’ debt obligations under its revolving credit facility and additional financial support provided and committed, we recognized losses up to our joint share of such obligations and suspended the recognition of $3.6 million of equity method losses as of March 31, 2016. Equity method losses suspended as of March 31, 2016 will be recognized when additional financial support to FTO Services is provided or committed.
Forsys Subsea—Forsys Subsea Limited (“Forsys Subsea”) is an affiliated company in the form of a joint venture between FMC Technologies and Technip S.A. We have accounted for our 50% investment using the equity method of accounting, and its results are reported in our Subsea Technologies segment. Forsys Subsea has experienced net losses since formation due to expenses related to startup of operations and as a result of the downturn in the oilfield services industry. We recognized $4.0 million of losses from equity earnings in affiliates for the three months ended March 31, 2016, which are included in lease and other income in the accompanying consolidated statements of income.
Summarized financial information—Summarized financial information for the entirety of FTO Services and Forsys Subsea is presented below.

	Three months ended March 31,
(In millions)	2016	2015 (1)
Revenue	$8.4	$—
Gross profit (loss)	(8.5)	(0.4)
Net income (loss)	(29.4)	(15.7)
______________________________

(1)	Due to its formation in the second quarter of 2015, financial information for Forsys Subsea is not applicable for the three months ended March 31, 2015.

NOTE 8. GOODWILL
The carrying amount of goodwill by business segment was as follows:

(In millions)	Subsea Technologies	Surface Technologies	Energy Infrastructure	Total
December 31, 2015	$357.4	$71.9	$85.4	$514.7
UCOS® product group transfer (1)	2.7	—	(2.7)	—
Impairment (2)	—	(2.8)	—	(2.8)
Translation	5.7	2.5	—	8.2
March 31, 2016	$365.8	$71.6	$82.7	$520.1
______________________________

(1)	Beginning in the first quarter of 2016, UCOS® product group results are included in Subsea Technologies. Refer to Note 18 for additional disclosure.

(2)	Refer to Note 4 for additional disclosure related to impairment of goodwill during the three months ended March 31, 2016.
NOTE 9. DEBT
Long-term debt consisted of the following:

(In millions)	March 31, 2016	December 31, 2015
Revolving credit facility	$—	$—
Commercial paper (1)	421.3	337.2
2.00% Notes due 2017	299.3	299.1
3.45% Notes due 2022	497.6	497.5
Term loan	17.1	15.6
Capital leases	0.6	0.7
Total long-term debt	1,235.9	1,150.1
Less: current portion	(17.5)	(16.0)
Long-term debt, less current portion	$1,218.4	$1,134.1
 _______________________

(1)
Committed credit available under our revolving credit facility provided the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015. As of March 31, 2016, our commercial paper borrowings had a weighted average interest rate of 1.14%.

NOTE 10. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments associated with leases—In March 2014 we entered into construction and operating lease agreements to finance the construction of manufacturing and office facilities located in Houston, TX. In January 2016 construction of the facilities was completed and rental payments under the operating lease commenced. Upon expiration of the operating lease in September 2021, we have the option to renew the lease, purchase the facilities or re-market the facilities on behalf of the lessor, including certain guarantees of residual value under the re-marketing option.
Contingent liabilities associated with guarantees—In the ordinary course of business, we enter into standby letters of credit, performance bonds, surety bonds and other guarantees with financial institutions for the benefit of our customers, vendors and other parties. The majority of these financial instruments represent guarantees of our future performance.
In August 2014, FMC Technologies entered into an arrangement to guarantee the debt obligations under a revolving credit facility of FMC Technologies Offshore, LLC (“FTO Services”), our joint venture with Edison Chouest Offshore LLC. Under the terms of the guarantee, FMC Technologies and Edison Chouest Offshore LLC jointly and severally guaranteed amounts under the revolving credit facility with a maximum potential amount of future payments of $40.0 million that would become payable if FTO Services defaults in payment under the terms of the revolving credit facility. The approximate term of the guarantee is two years. The liability recognized at inception for the fair value of our obligation as a guarantor was not material, and we expect our future performance under the guarantee to be reasonably possible.
Management does not expect any of these financial instruments to result in losses that, if incurred, would have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Contingent liabilities associated with legal matters—We are involved in various pending or potential legal actions or disputes in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 11. STOCKHOLDERS’ EQUITY
The following table summarizes activity within certain components of stockholders’ equity during the three months ended March 31, 2016:

(In millions)	Common Stock Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Common Stock	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(1,614.8)	$759.0	$(872.7)
Other comprehensive income (loss)	—	—	83.8
Excess tax benefits on stock-based payment arrangements	—	(5.6)	—
Taxes withheld on issuance of stock-based awards	—	(7.7)	—
Purchases of treasury stock	(30.5)	2.2	—
Reissuances of treasury stock	15.4	(15.4)	—
Net purchases of common stock for employee benefit trust	—	(0.2)	—
Stock-based compensation (Note 14)	—	18.3	—
Other	—	(0.1)	—
Balance as of March 31, 2016	$(1,629.9)	$750.5	$(788.9)
There were no cash dividends declared during the three months ended March 31, 2016 and 2015.

The following is a summary of our treasury stock activity for the three months ended March 31, 2016 and 2015:

(Number of shares in thousands)	Treasury Stock
Balance as of December 31, 2014	54,626
Stock awards	(322)
Treasury stock purchases	776
Balance as of March 31, 2015	55,080

Balance as of December 31, 2015	59,356
Stock awards	(487)
Treasury stock purchases	1,108
Balance as of March 31, 2016	59,977
We repurchased $28.3 million and $30.8 million of common stock during the three months ended March 31, 2016 and March 31, 2015, respectively, under our authorized share repurchase program. As of March 31, 2016, our Board of Directors had authorized 90.0 million shares of common stock under our share repurchase program, and approximately 16.7 million shares of common stock remained available for purchase, which may be executed from time to time in the open market. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.

Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2015	$(494.2)	$(87.1)	$(291.4)	$(872.7)
Other comprehensive income (loss) before reclassifications, net of tax	33.1	23.7	—	56.8
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	22.6	4.4	27.0
Other comprehensive income (loss), net of tax	33.1	46.3	4.4	83.8
March 31, 2016	$(461.1)	$(40.8)	$(287.0)	$(788.9)
Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended
(In millions)	March 31, 2016	March 31, 2015
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss		Affected Line Item in the Condensed Consolidated Statement of Income
Gains (losses) on hedging instruments
Foreign exchange contracts:	$(37.9)	$(26.4)	Revenue
	8.9	11.5	Cost of sales
	(0.1)	(0.5)	Selling, general and administrative expense
	(29.1)	(15.4)	Income before income taxes
	6.5	2.4	Provision for income taxes
	$(22.6)	$(13.0)	Net income
Defined pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$(6.2)	$(7.8)	(a)
Settlement cost	(0.2)	—	(a)
	(6.4)	(7.8)	Income before income taxes
	2.0	2.5	Provision for income taxes
	$(4.4)	$(5.3)	Net income
_______________________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 13 for additional details).

NOTE 12. INCOME TAXES
Our income tax provisions for the three months ended March 31, 2016 and 2015, reflected effective tax rates of 23.4% and 20.0%, respectively. Excluding a benefit related to an increase in the amount of prior year foreign earnings considered to be indefinitely reinvested outside the United States, our effective tax rate during the three months ended March 31, 2015 was 26.6%. The year-over-year decrease from this adjusted rate was primarily due to a favorable change in the forecasted country mix of earnings.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.
NOTE 13. PENSION AND OTHER POST-RETIREMENT BENEFITS
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2016		2015
(In millions)	U.S.	Int’l	U.S.	Int’l
Service cost	$3.2	$3.0	$3.7	$4.1
Interest cost	7.1	3.5	6.6	3.7
Expected return on plan assets	(11.2)	(6.4)	(11.0)	(6.9)
Amortization of actuarial loss (gain), net	3.9	2.5	4.9	3.2
Other	—	0.2	—	—
Net periodic benefit cost	$3.0	$2.8	$4.2	$4.1

	Other Post-retirement Benefits
	Three Months Ended March 31,
(In millions)	2016	2015
Interest cost	$0.1	$0.1
Net periodic benefit cost	$0.1	$0.1

During the three months ended March 31, 2016, we contributed $0.1 million to our domestic pension benefit plans and $8.2 million to our international pension benefit plans.

NOTE 14. STOCK-BASED COMPENSATION
Under the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”), we have primarily granted awards in the form of nonvested stock units (also known as restricted stock units in the plan document). We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Stock-based compensation expense for nonvested stock units was $18.3 million and $19.8 million for the three months ended March 31, 2016 and 2015, respectively.
During the three months ended March 31, 2016, we granted the following restricted stock units to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value (per share)
Time-based	982
Performance-based	387	*
Market-based	193	*
Total granted	1,562		$23.69
_______________________

*	Assumes grant date expected payout
For current-year performance-based awards, actual payouts may vary from zero to 774 thousand shares, contingent upon our performance relative to a peer group of companies with respect to earnings growth and return on investment for the year ending December 31, 2016. Compensation cost is measured based on the current expected outcome of the performance conditions and may be adjusted until the performance period ends.
The following table summarizes the potential payouts for market-based awards for the three months ended March 31, 2016:

(Number of market-based awards in thousands)	Minimum	Maximum
2014 Market-based awards	—	86
2015 Market-based awards	—	123
2016 Market-based awards	—	387
Our 2014, 2015 and 2016 market-based awards actual payouts are contingent upon our performance relative to the same peer group of companies with respect to total shareholder return (“TSR”) for the three year periods ending December 31, 2016, 2017 and 2018, respectively. The payout for the TSR metric is determined based on our performance relative to the peer group. A payout is possible regardless of whether our TSR for the three year period is positive or negative. However, if our TSR for the three year period is not positive, the payout with respect to TSR is limited to the target previously established by the Compensation Committee of the Board of Directors regardless of our relative ranking to the peer group. Compensation cost for these awards is calculated using the grant date fair market value, as estimated using a Monte Carlo simulation, and is not subject to change based on future events.

NOTE 15. DERIVATIVE FINANCIAL INSTRUMENTS
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At March 31, 2016, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	405.2	113.9
British pound	70.0	100.8
Canadian dollar	(188.3)	(146.0)
Euro	163.2	185.9
Malaysian ringgit	114.9	29.5
Norwegian krone	1,633.4	197.4
Russian ruble	(1,092.1)	(16.2)
Singapore dollar	164.1	122.2
U.S. dollar	(769.6)	(769.6)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At March 31, 2016, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(60.8)	(17.1)
Euro	19.2	21.8
Norwegian krone	(150.8)	(18.2)
U.S. dollar	14.2	14.2
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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets.

	March 31, 2016		December 31, 2015
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$232.0	$381.3	$307.6	$488.2
Long-term – Derivative financial instruments	3.1	1.1	0.1	0.5
Total derivatives designated as hedging instruments	235.1	382.4	307.7	488.7
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	42.1	46.7	26.3	28.7
Long-term – Derivative financial instruments	0.6	—	—	—
Total derivatives not designated as hedging instruments	42.7	46.7	26.3	28.7
Total derivatives	$277.8	$429.1	$334.0	$517.4
We recognized losses of $1.0 million and $0.9 million on cash flow hedges for the three months ended March 31, 2016 and 2015, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in an accumulated other comprehensive loss of $40.8 million and $87.1 million at March 31, 2016, and December 31, 2015 respectively. We expect to transfer an approximate $25.6 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the second half of 2017.

The following tables present the location of gains (losses) on the consolidated statements of income related to derivative instruments designated as cash flow hedges.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended March 31,
(In millions)	2016	2015
Foreign exchange contracts	$(29.5)	$(53.6)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended March 31,
(In millions)	2016	2015
Foreign exchange contracts:
Revenue	$(37.9)	$(26.4)
Cost of sales	8.9	11.5
Selling, general and administrative expense	(0.1)	(0.5)
Total	$(29.1)	$(15.4)

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended March 31,
(In millions)	2016	2015
Foreign exchange contracts:
Revenue	$3.6	$0.5
Cost of sales	(5.1)	(5.8)
Total	$(1.5)	$(5.3)
The following table presents the location of gains (losses) on the consolidated statements of income related to derivative instruments not designated as hedging instruments.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended March 31,
(In millions)	2016	2015
Foreign exchange contracts:
Revenue	$(1.9)	$(1.5)
Cost of sales	1.4	0.1
Other income (expense), net (1)	(5.9)	27.9
Total	$(6.4)	$26.5
 _______________________

(1)	Other income (expense), net excludes asset and liability remeasurement gains and losses.

Balance Sheet Offsetting—We execute derivative contracts only with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of March 31, 2016, and December 31, 2015 we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	March 31, 2016			December 31, 2015
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$277.8	$(258.4)	$19.4	$334.0	$(316.8)	$17.2

	March 31, 2016			December 31, 2015
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$429.1	$(258.4)	$170.7	$517.4	$(316.8)	$200.6
NOTE 16. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2016				December 31, 2015
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$17.8	$17.8	$—	$—	$18.4	$18.4	$—	$—
Fixed income	5.0	5.0	—	—	4.9	4.9	—	—
Money market fund	3.5	—	3.5	—	2.9	—	2.9	—
Other investments	1.0	1.0	—	—	1.0	1.0	—	—
Stable value fund (1)	1.2				1.2
Derivative financial instruments:
Foreign exchange contracts	277.8	—	277.8	—	334.0	—	334.0	—
Total assets	$306.3	$23.8	$281.3	$—	$362.4	$24.3	$336.9	$—
Liabilities
Derivative financial instruments:
Foreign exchange contracts	429.1	—	429.1	—	517.4	—	517.4	—
Total liabilities	$429.1	$—	$429.1	$—	$517.4	$—	$517.4	$—
 _______________________

(1)	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.
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
Refer to Note 15 for additional disclosure related to derivative financial instruments.
Assets measured at fair value on a non-recurring basis were as follows:
Fair value of long-lived non-financial assets—Long-lived, non-financial assets are measured at fair value on a non-recurring basis for the purposes of calculating impairment. The fair value of our wireline long-lived, non-financial assets measured on a non-recurring basis were determined by Level 1 observable inputs related to its held for sale classification. The fair value measurements of our flowback long-lived, non-financial assets measured on a non-recurring basis were determined by estimating the amount and timing of net future cash flows, which are Level 3 unobservable inputs, and discounting them using a risk-adjusted rate of interest. Significant increases or decreases in actual cash flows may result in valuation changes. During the three months ended March 31, 2016, we recorded asset impairment charges primarily related to our surface integrated services business. Refer to Note 4 for additional disclosure related to these asset impairments.
Other fair value disclosures:
Fair value of debt—The fair value, based on Level 1 quoted market rates, of our 2.00% Notes due 2017 and 3.45% Notes due 2022 (collectively, “Senior Notes”) was approximately $771.1 million at March 31, 2016 and approximately $761.9 million at December 31, 2015, as compared to the $800.0 million face value of the debt, net of issue discounts, recorded in the condensed consolidated balance sheets.
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
NOTE 17. WARRANTY OBLIGATIONS
Warranty cost and accrual information was as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Balance at beginning of period	$27.0	$23.0
Expense for new warranties	6.0	7.7
Adjustments to existing accruals	1.6	1.6
Claims paid	(6.8)	(8.2)
Balance at end of period	$27.8	$24.1

NOTE 18. BUSINESS SEGMENTS
Beginning in the first quarter of 2016, the Invalco product line, formally reported in the results of Surface Technologies, is now reported in Energy Infrastructure. In addition, beginning in the first quarter of 2016, the UCOS® product group, formally reported in the results of Energy Infrastructure, is now reported in Subsea Technologies. Prior year information has not been restated due to the immateriality of these businesses.
The results of our equity method joint ventures, FTO Services and Forsys Subsea, are included in the results of operations and capital employed of the Subsea Technologies segment. Refer to Note 7 for additional information.
Segment revenue and segment operating profit were as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Segment revenue
Subsea Technologies	$864.0	$1,157.2
Surface Technologies	265.5	446.3
Energy Infrastructure	84.1	100.9
Other revenue (1) and intercompany eliminations	(4.9)	(9.2)
Total revenue	$1,208.7	$1,695.2
Income before income taxes:
Segment operating profit (loss):
Subsea Technologies	$109.5	$168.7
Surface Technologies	(28.6)	62.9
Energy Infrastructure	(3.3)	2.9
Total segment operating profit	77.6	234.5
Corporate items:
Corporate expense (2)	(14.3)	(16.3)
Other revenue (1) and other expense, net (3)	(30.0)	(26.4)
Net interest expense	(7.5)	(7.3)
Total corporate items	(51.8)	(50.0)
Income before income taxes attributable to FMC Technologies, Inc. (4)	$25.8	$184.5
 _______________________

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(2)	Corporate expense primarily includes corporate staff expenses.

(3)
Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(4)	Excludes amounts attributable to noncontrolling interests.

Segment operating capital employed and assets were as follows:

(In millions)	March 31, 2016	December 31, 2015
Segment operating capital employed (1):		As Adjusted
Subsea Technologies	$2,081.2	$2,025.7
Surface Technologies	863.6	911.9
Energy Infrastructure	263.9	281.5
Total segment operating capital employed	3,208.7	3,219.1
Segment liabilities included in total segment operating capital employed (2)	1,612.3	1,806.1
Corporate (3)	1,492.2	1,394.2
Total assets	$6,313.2	$6,419.4
Segment assets:
Subsea Technologies	$3,391.6	$3,512.3
Surface Technologies	1,088.7	1,131.9
Energy Infrastructure	377.7	396.7
Intercompany eliminations	(37.0)	(15.7)
Total segment assets	4,821.0	5,025.2
Corporate (3)	1,492.2	1,394.2
Total assets	$6,313.2	$6,419.4
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Outlook
Overall Outlook—The oil and gas industry continued to experience the negative impacts of crude oil price volatility which began in late 2014. The uncertainties regarding the near-term market fundamentals continue to depress crude oil prices exiting the first quarter of 2016. These uncertainties are driven by multiple factors, including continued strength in U.S. oil production and international crude oil supply, especially from OPEC’s and other major non-OPEC countries’ decisions to maintain oil production levels to retain or increase their market share. The expectation of continuing large inventory builds is a major source of uncertainty in the crude oil price forecast, as the capacity of global oil storage to absorb such builds is unknown. The low crude oil price environment led many development prospects to be deferred and near-term capital spending plans of our customers to be reduced, resulting in a significant downturn in demand for our products and services and an overall weaker demand for oilfield services. The timing of any recovery of crude oil prices and business activity is dependent on many variables, but the market corrections necessary to address the oversupply of crude oil are expected to occur over the next couple of years. Although oil companies have reduced their near-term capital investments, most of their capital spending reductions have been in capital exploration budgets that largely affect production levels beyond 2018. However, we believe as long-term demand rises and production naturally declines, commodity prices should recover, allowing our customers to gain confidence to increase their investments in new sources of oil production.
Subsea Technologies—In reaction to the decline in crude oil prices, many of our customers reduced their near-term capital spending plans or deferred new deepwater projects. These capital spending reductions had an adverse effect on our 2016 subsea inbound orders when compared to the prior year. During 2015, we began to reduce our workforce to maintain operating margin improvements and to align our operations with anticipated decreases in future year activity due to delayed subsea project inbound. In addition to continued project execution improvements, we benefited from these restructuring actions during the first quarter of 2016. Our restructuring efforts made our manufacturing more efficient, allowed us to accelerate delivery schedules, increased throughput and reduced the overall capital needs of the business. We expect to take further restructuring actions during the remainder of 2016, including facility consolidation and workforce reductions. We remain focused on ways to reduce customer costs by offering cost-effective approaches to our customers’ project developments, including customer acceptance of integrated business models to help achieve their cost-reduction goals and accelerate achievement of first oil. Many customers, including our alliance customers, are actively exploring ways to utilize our standardized subsea production equipment as operators understand the cost and scheduling benefits that standardization brings to their projects.
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
Surface Technologies—With the decline in crude oil prices, we expected a decline in rig counts and decreased North American land activity to negatively affect all of our Surface Technologies businesses in North America. However, further declines in rig counts in the first quarter of 2016 exceeded our expectations and had a greater impact in our Surface Technologies businesses. We do not expect the North American market to recover in 2016 and expect our restructuring actions to immediately reduce costs and improve our position in the North American market when the market recovers. The timing and pace of recovery in the North American land market, however, remains uncertain. Our international surface wellhead business continues to deliver strong operational results during these challenging times in the oil and gas market. The continued strength in international surface wellhead operational results is attributable to our strong backlog and the inherent geographical mix in which the business operates. Given the uncertainties regarding crude oil prices and its effect on customer spending, we believe the need for further business restructuring is likely to continue throughout 2016 in our Surface Technologies businesses.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended March 31,		Change
(In millions, except %)	2016	2015	$	%
Revenue	$1,208.7	$1,695.2	(486.5)	(28.7)
Costs and expenses:
Cost of sales	946.8	1,282.6	(335.8)	(26.2)
Selling, general and administrative expense	143.4	174.0	(30.6)	(17.6)
Research and development expense	33.6	29.6	4.0	13.5
Restructuring and impairment expense	40.3	10.4	29.9	287.5
Total costs and expenses	1,164.1	1,496.6	(332.5)	(22.2)
Other income (expense), net	(11.3)	(6.3)	(5.0)	*
Net interest expense	(7.5)	(7.3)	(0.2)	(2.7)
Income before income taxes	25.8	185.0	(159.2)	(86.1)
Provision for income taxes	6.0	36.9	(30.9)	(83.7)
Net income	19.8	148.1	(128.3)	(86.6)
Net income attributable to noncontrolling interests	—	(0.5)	0.5	100.0
Net income attributable to FMC Technologies, Inc.	$19.8	$147.6	(127.8)	(86.6)
_______________________

*	Not meaningful
Revenue decreased $486.5 million in the first quarter of 2016 compared to the prior-year quarter. Revenue in the first quarter of 2016 included a $72.6 million unfavorable impact of foreign currency translation. Revenue decreased across all subsea businesses primarily due to lower inbound orders year-over-year. Additionally, lower market activity led to decreased revenue in our Schilling Robotics and Multi Phase Meters businesses year-over-year. Surface Technologies posted decreased revenue year-over-year which was driven by our fluid control and surface integrated services businesses primarily from lower market activity in North America.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 21.7% in the first quarter of 2016, from 24.3% in the prior-year quarter. The decline in gross profit as a percentage of sales was due to our Surface Technologies segment which realized lower gross profit margins year-over-year in our fluid control and surface integrated services businesses from lower market activity in North America.
Selling, general and administrative expense decreased $30.6 million year-over-year, resulting from lower commissions and cost reductions in our international surface wellhead business and foreign currency translation.
Information regarding impairment and restructuring expenses incurred during the first quarter of 2016 is incorporated herein by reference from Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The impaired assets are linked to our 2012 acquisition of Pure Energy Services Ltd.
Our income tax provisions for the first quarter of 2016 and 2015 reflected effective tax rates of 23.4% and 20.0%, respectively. Excluding a benefit related to an increase in the amount of prior year foreign earnings considered to be indefinitely reinvested outside the United States, our effective tax rate was 26.6% for the first quarter of 2015. The decrease from this adjusted rate was primarily due to a favorable change in the forecasted country mix of earnings. Our effective tax rate can fluctuate depending on our country mix of earnings since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $1,987 million at March 31, 2016. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

OPERATING RESULTS OF BUSINESS SEGMENTS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. Refer to Note 18 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Subsea Technologies

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$864.0	$1,157.2	(293.2)	(25.3)
Operating profit	$109.5	$168.7	(59.2)	(35.1)

Operating profit as a percent of revenue	12.7%	14.6%		(1.9) pts.
Subsea Technologies revenue decreased $293.2 million year-over-year. Revenue for the first quarter of 2016 included a $57.0 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue decreased by $236.2 million year-over-year. Subsea Technologies revenue is primarily impacted by the amount of beginning backlog entering the period and the rates of backlog conversion. Revenue decreased across all subsea businesses primarily due to lower inbound orders achieved during 2015 that affected the backlog coming into the current year. Additionally, lower market activity led to decreased revenue in our Schilling Robotics and Multi Phase Meters businesses year-over-year.

Subsea Technologies operating profit as a percent of revenue declined year-over-year and was primarily driven by:

•
Subsea Systems - 0.9 percentage point decrease due to lower 2015 inbound orders across all subsea businesses, partially offset by improved project execution in our Eastern Region and Asia Pacific subsea businesses; and

•	Schilling Robotics and Multi Phase Meters - 1.0 percentage point decrease due to decreased volumes from lower market activity.
Operating profit for the first quarter of 2016 included a $8.0 million unfavorable impact of foreign currency translation and $3.7 million in impairment, restructuring and other severance charges.

Surface Technologies

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$265.5	$446.3	(180.8)	(40.5)
Operating profit (loss)	$(28.6)	$62.9	(91.5)	(145.5)

Operating profit (loss) as a percent of revenue	(10.8)%	14.1%		(24.9) pts.
Surface Technologies revenue decreased $180.8 million year-over-year. Revenue for the first quarter of 2016 included a $13.9 million unfavorable impact of foreign currency translation. The decrease in revenue was primarily driven by our surface integrated services and fluid control businesses from lower market activity in North America.
Surface Technologies operating profit as a percent of revenue declined to an operating loss position year-over-year and was primarily driven by:

•	Surface Integrated Services - 23.5 percentage point decrease related to asset impairment charges in the United States and lower market activity in North America; and

•	Fluid Control - 3.8 percentage point decrease primarily due to decreased volumes in flowline products resulting from lower activity in the North American shale markets.
Operating loss for the first quarter of 2016 included an $3.8 million unfavorable impact of foreign currency translation, $39.6 million of impairment, restructuring and other severance charges, and $2.2 million in excess and obsolescence inventory charges. Operating profit for the first quarter of 2015 included $8.1 million of impairment and restructuring charges.

Energy Infrastructure

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$84.1	$100.9	(16.8)	(16.7)
Operating profit (loss)	$(3.3)	$2.9	(6.2)	(213.8)

Operating profit (loss) as a percent of revenue	(4.0)%	2.9%		(6.9) pts.
Energy Infrastructure revenue decreased $16.8 million year-over-year. The decrease in revenue was due to lower market activity in our measurement solutions business. Revenue for the first quarter of 2016 included a $1.8 million unfavorable impact due to foreign currency translation.
Energy Infrastructure’s operating profit as a percent of revenue declined to an operating loss position year-over-year and was primarily driven by a 6.8 percentage point decrease from lower market activity in our measurement solutions business for both our products and systems and restructuring charges.
Corporate Items

	Three Months Ended March 31,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Corporate expense	$(14.3)	$(16.3)	2.0	12.3
Other revenue and other expense, net	(30.0)	(26.4)	(3.6)	(13.6)
Net interest expense	(7.5)	(7.3)	(0.2)	(2.7)
Total corporate items	$(51.8)	$(50.0)	(1.8)	(3.6)
The year-over-year increase in corporate items primarily reflected an unfavorable variance in foreign currency gains and losses related to the Angolan kwanza.

Inbound Orders and Order Backlog
Inbound orders—Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended March 31,
(In millions)	2016	2015
Subsea Technologies	$345.9	$552.0
Surface Technologies	258.5	326.3
Energy Infrastructure	73.8	95.8
Intercompany eliminations and other	(6.6)	(5.1)
Total inbound orders	$671.6	$969.0
Order backlog—Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation positively affected backlog by $136.6 million and negatively affected backlog by $386.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

	Order Backlog
(In millions)	March 31, 2016	December 31, 2015	March 31, 2015
Subsea Technologies	$3,372.5	$3,761.8	$4,825.0
Surface Technologies	429.4	432.8	519.5
Energy Infrastructure	157.7	163.9	173.1
Intercompany eliminations	(4.5)	(2.9)	(10.6)
Total order backlog	$3,955.1	$4,355.6	$5,507.0
Subsea Technologies. Order backlog for Subsea Technologies at March 31, 2016, decreased by $389.3 million compared to December 31, 2015. Subsea Technologies backlog of $3.4 billion at March 31, 2016, was composed of various subsea projects, including BP’s Shah Deniz Stage 2; Chevron’s Agbami; Eni’s Jangkrik; Petrobras’ pre-salt tree and manifold awards; Shell’s Appomattox; Statoil’s Johan Sverdrup Phase 1; Total’s Egina; Wintershall’s Maria; and Woodside’s Greater Western Flank Phase 2. The above listed projects represented 67% of our Subsea Technologies backlog as of March 31, 2016.
Surface Technologies. Surface Technologies order backlog at March 31, 2016, decreased by $3.4 million compared to December 31, 2015. The decrease was due to lower North American activity which negatively affected our fluid control business backlog and lower inbound orders in our international surface wellhead business.

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
Net Debt—Net debt, or net cash, is a non-GAAP financial measure reflecting cash and cash equivalents, net of debt. Management uses this non-GAAP financial measure to evaluate our capital structure and financial leverage. We believe net debt, or net cash, is a meaningful financial measure that may assist investors in understanding our financial condition and recognizing underlying trends in our capital structure. Net (debt) cash should not be considered an alternative to, or more meaningful than, cash and cash equivalents as determined in accordance with GAAP or as an indicator of our operating performance or liquidity.
The following table provides a reconciliation of our cash and cash equivalents to net debt, utilizing details of classifications from our condensed consolidated balance sheets.

(In millions)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$1,032.3	$916.2
Short-term debt and current portion of long-term debt	(23.5)	(21.9)
Long-term debt, less current portion	(1,218.4)	(1,134.1)
Net debt	$(209.6)	$(239.8)
The change in our net debt position was primarily due to cash generated from operations, partially offset by capital expenditures and repurchases of common stock.
Cash Flows
We generated $109.0 million and $175.6 million in cash flows from operating activities during the three months ended March 31, 2016 and 2015, respectively. The decrease in cash from operating activities was due to lower income generated from operations, partially offset by an improvement in our working capital position. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts in our portfolio of projects.
Investing activities used $42.7 million and $81.4 million in cash flows during the three months ended March 31, 2016 and 2015, respectively. The decrease in cash flows used by investing activities was due to lower capital expenditures in 2016, partially offset by investments made in our joint ventures. Refer to Note 7 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our equity method investments.
Financing activities provided $37.3 million and used $30.9 million in cash flows during the three months ended March 31, 2016 and 2015, respectively. The increase in cash flows from financing activities was due to an increase in our commercial paper position during the three months ended March 31, 2016.
Debt and Liquidity
Senior Notes—Refer to Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for information related to our Senior Notes.

Credit Facility—The following is a summary of our revolving credit facility at March 31, 2016:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,000.0	$—	$421.3	$—	$1,578.7	September 2020
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.5 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $421.3 million of commercial paper issued under our facility at March 31, 2016. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at March 31, 2016.
As of March 31, 2016, we were in compliance with all restrictive covenants under our revolving credit facility.
Refer to Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information related to our credit facility.
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
Additional information about credit risk is incorporated herein by reference from Note 16 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Outlook
Historically, we have generated our liquidity and capital resources primarily through operations and, when needed, through our credit facility. We have $1,578.7 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and access to capital markets. Although we expect to continue to reach payment milestones on many of our projects, we expect our consolidated operating cash flow position in 2016 to slightly decrease as a result of the negative impact the decline in commodity prices will have on our overall business. Given the recent downturn in the oilfield services industry, many of our key customers have requested price concessions. Additionally, our primary customer in Brazil has requested some re-scheduling of backlog deliveries. Consequently, any discounts or material product delivery delays that may ultimately be mutually agreed to with our key customers may adversely affect our results of operations and cash flows.
We project spending approximately $150 million in 2016 for capital expenditures, largely towards maintenance expenditures in our subsea service business. However, projected capital expenditures for 2016 do not include any contingent capital that may be needed to respond to a contract award. Further, we expect to continue our stock repurchases authorized by our Board of Directors, with the timing and amounts of these repurchases dependent upon market conditions and liquidity.
During the remainder of 2016, we expect to make contributions of approximately $45.0 million and $5.3 million to our domestic and international pension plans, respectively. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Additionally, we expect to make payments of approximately $6.0 million to our U.S. Non-Qualified Defined Benefit Pension Plan during the remainder of 2016.

We continue to evaluate acquisitions, divestitures and joint ventures that meet our strategic priorities. Our intent is to maintain a level of financing sufficient to meet these objectives.
OFF-BALANCE SHEET ARRANGEMENTS
Information related to guarantees is incorporated herein by reference from Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our critical accounting estimates. During the three months ended March 31, 2016, there were no changes to our identified critical accounting estimates. Information related to changes in judgments and assumptions surrounding impairments is incorporated herein by reference from Note 4 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
OTHER MATTERS
As previously disclosed, during the second quarter of 2014, we received an inquiry and a subpoena from the SEC seeking information about paid-time-off accruals within the automation and control business unit. The inquiry continued into the second half of 2014 and covered revenue and expenses in certain business units. Pursuant to additional subpoenas received in 2015, we provided information regarding our tax department and our previously disclosed accounting treatment for uncertain foreign tax positions. We have fully responded to all of the SEC’s requests for information and have cooperated and engaged in discussions with the SEC. On January 19, 2016 we received a notice indicating that the SEC had made a preliminary determination to recommend that the SEC Division of Enforcement file a civil enforcement action against the Company for alleged violations of the reporting, books-and-records and internal control provisions of U.S. securities laws. We believe that no enforcement action is warranted against us, and we intend to vigorously defend any claims that may be brought. We have discussed these matters with our independent registered public accounting firm and our Audit Committee. FMC Technologies continues to cooperate and has been discussing the resolution of this matter with the governmental authorities.
On March 28, 2016 we received an inquiry from the United States Department of Justice (“DOJ”) related to the DOJ’s investigation of whether certain services Unaoil S.A.M. provided to its clients, including FMC Technologies, violated the Foreign Corrupt Practices Act. We are cooperating with the DOJ’s inquiry and are conducting our own internal investigation.
We are involved in various pending or potential legal actions or disputes in the ordinary course of our business, and management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidation financial position, results of operations or cash flows.

RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, for quantitative and qualitative disclosures about market risk. There have been no material changes in our exposures to market risk since December 31, 2015.
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2016, and under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded as of March 31, 2016, that our disclosure controls and procedures were:

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

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various pending or potential legal actions or disputes in the ordinary course of our business. Management is unable to predict the ultimate outcome of these actions because of their inherent uncertainty. However, management believes that the most probable, ultimate resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes or updates in our risk factors that were previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended March 31, 2016.
The following table summarizes repurchases of our common stock during the three months ended March 31, 2016.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
January 1, 2016—January 31, 2016	247,580	$25.27	247,000	17,532,778
February 1, 2016—February 29, 2016	306,570	$24.14	306,000	17,226,778
March 1, 2016—March 31, 2016	567,559	$26.51	554,549	16,672,229
Total	1,121,709		1,107,549	16,672,229
 _______________________

(a)
Represents 1,107,549 shares of common stock repurchased and held in treasury and 14,160 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 9,200 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended March 31, 2016.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q for the period ended March 31, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FMC Technologies, Inc.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President, Controller and Treasurer (Chief Accounting Officer and a Duly Authorized Officer)
Date: April 28, 2016

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

4.2.d	Form of 3.45% Senior Notes due 2022 (incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).
10.1	First Amendment of Amended and Restated FMC Technologies, Inc. Employees’ Retirement Program Part I Salaried and Nonunion Hourly Employees’ Retirement Plan, dated April 30, 2014.
18.1	Preferability Letter regarding Change in Accounting Principle from Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 *	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2 *	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

*	Furnished with this Quarterly Report on Form 10-Q