Form 10-Q
period 2016-06-30
FMC TECHNOLOGIES INC
filed 2016-07-28
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2016
Common Stock, par value $0.01 per share	225,626,659

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2016	2015	2016	2015
Revenue:
Product revenue	$920.1	$1,366.5	$1,878.8	$2,728.8
Service revenue	181.1	255.5	382.3	522.2
Lease and other income (Note 8)	49.1	73.2	97.9	139.4
Total revenue	1,150.3	1,695.2	2,359.0	3,390.4
Costs and expenses:
Cost of product revenue	710.4	1,053.8	1,453.3	2,083.9
Cost of service revenue	152.3	193.7	312.3	400.0
Cost of lease and other revenue	44.1	49.5	88.0	95.7
Selling, general and administrative expense	173.1	164.3	316.5	338.3
Research and development expense	32.6	36.2	66.2	65.8
Restructuring and impairment expense (Note 5)	11.3	9.7	51.6	20.1
Total costs and expenses	1,123.8	1,507.2	2,287.9	3,003.8
Other expense, net	(9.4)	(15.1)	(20.7)	(21.4)
Income before net interest expense and income taxes	17.1	172.9	50.4	365.2
Net interest expense	(7.6)	(9.0)	(15.1)	(16.3)
Income before income taxes	9.5	163.9	35.3	348.9
Provision for income taxes (Note 13)	7.4	55.9	13.4	92.8
Net income	2.1	108.0	21.9	256.1
Net (income) loss attributable to noncontrolling interests	0.1	(0.1)	0.1	(0.6)
Net income attributable to FMC Technologies, Inc.	$2.2	$107.9	$22.0	$255.5
Earnings per share attributable to FMC Technologies, Inc. (Note 4):
Basic	$0.01	$0.46	$0.10	$1.10
Diluted	$0.01	$0.46	$0.10	$1.10
Weighted average shares outstanding (Note 4):
Basic	226.9	232.3	227.5	232.7
Diluted	228.3	232.9	228.5	233.2
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Net income	$2.1	$108.0	$21.9	$256.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	24.7	26.7	57.8	(74.3)
Net gains (losses) on hedging instruments:
Net gains (losses) arising during the period	(8.6)	24.2	15.1	(17.2)
Reclassification adjustment for net losses included in net income	5.8	20.1	28.4	33.1
Net gains (losses) on hedging instruments (2)	(2.8)	44.3	43.5	15.9
Pension and other post-retirement benefits:
Reclassification adjustment for amortization of prior service cost included in net income	0.3	—	0.4	—
Reclassification adjustment for amortization of net actuarial loss included in net income	4.2	5.4	8.5	10.7
Net pension and other post-retirement benefits (3)	4.5	5.4	8.9	10.7
Other comprehensive income (loss), net of tax	26.4	76.4	110.2	(47.7)
Comprehensive income	28.5	184.4	132.1	208.4
Comprehensive (income) loss attributable to noncontrolling interest	0.1	(0.1)	0.1	(0.6)
Comprehensive income attributable to FMC Technologies, Inc.	$28.6	$184.3	$132.2	$207.8
_______________________

(1)	Net of income tax (expense) benefit of $2.4 and $(1.5) for the three months ended June 30, 2016 and 2015, respectively, and $0.4 and $6.8 for the six months ended June 30, 2016 and 2015, respectively.

(2)
Net of income tax (expense) benefit of $1.2 and $(13.4) for the three months ended June 30, 2016 and 2015, respectively and $(11.1) and $(3.6) for the six months ended June 30, 2016 and 2015, respectively.

(3)
Net of income tax (expense) benefit of $(2.0) and $(2.5) for the three months ended June 30, 2016 and 2015, respectively and $(3.9) and $(5.0) for the six months ended June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
(In millions, except par value data)	(Unaudited)	As Adjusted
Assets
Cash and cash equivalents	$1,075.0	$916.2
Trade receivables, net of allowances of $17.4 in 2016 and $19.2 in 2015	782.2	884.0
Costs in excess of billings	665.7	638.4
Inventories, net (Note 7)	679.0	764.1
Derivative financial instruments (Note 16)	151.8	333.9
Prepaid expenses	53.4	48.9
Income taxes receivable	48.1	68.7
Other current assets	250.0	276.0
Total current assets	3,705.2	3,930.2
Investments	25.2	29.6
Property, plant and equipment, net of accumulated depreciation of $957.3 in 2016 and $892.1 in 2015	1,328.8	1,371.5
Goodwill	522.5	514.7
Intangible assets, net of accumulated amortization of $152.1 in 2016 and $139.9 in 2015	230.8	246.3
Deferred income taxes	184.3	183.3
Derivative financial instruments (Note 16)	2.6	0.1
Other assets	161.4	143.7
Total assets	$6,160.8	$6,419.4
Liabilities and equity
Short-term debt and current portion of long-term debt	$27.6	$21.9
Accounts payable, trade	415.0	519.3
Advance payments	456.9	464.1
Billings in excess of costs	146.4	200.5
Accrued payroll	169.2	185.8
Derivative financial instruments (Note 16)	216.5	516.9
Income taxes payable	41.0	57.2
Other current liabilities	315.1	339.6
Total current liabilities	1,787.7	2,305.3
Long-term debt, less current portion (Note 10)	1,298.7	1,134.1
Accrued pension and other post-retirement benefits, less current portion	210.5	230.4
Derivative financial instruments (Note 16)	7.0	0.5
Deferred income taxes	119.4	105.4
Other liabilities	93.3	100.5
Commitments and contingent liabilities (Note 11)
Stockholders’ equity (Note 12):
Preferred stock, $0.01 par value, 12.0 shares authorized in 2016 and 2015; no shares issued in 2016 or 2015	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2016 and 2015; 286.3 shares issued in 2016 and 2015; 225.6 and 226.8 shares outstanding in 2016 and 2015, respectively	2.9	2.9
Common stock held in employee benefit trust, at cost; 0.2 shares in 2016 and 2015	(7.0)	(7.0)
Treasury stock, at cost; 60.5 and 59.4 shares in 2016 and 2015, respectively	(1,638.5)	(1,607.8)
Capital in excess of par value of common stock	761.6	759.0
Retained earnings	4,271.7	4,249.7
Accumulated other comprehensive loss	(762.5)	(872.7)
Total FMC Technologies, Inc. stockholders’ equity	2,628.2	2,524.1
Noncontrolling interests	16.0	19.1
Total equity	2,644.2	2,543.2
Total liabilities and equity	$6,160.8	$6,419.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Six Months Ended
	June 30,
	2016	2015
Cash provided (required) by operating activities:
Net income	$21.9	$256.1
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	88.3	85.5
Amortization	35.5	25.7
Employee benefit plan and stock-based compensation costs	42.5	47.7
Unrealized loss on derivative instruments	0.2	22.5
Deferred income tax provision (benefit)	(6.9)	8.2
Impairments	39.4	4.3
Other	27.5	16.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net and costs in excess of billings	128.7	143.1
Inventories, net	89.0	29.6
Accounts payable, trade	(114.8)	(99.6)
Advance payments and billings in excess of costs	(87.8)	(154.1)
Income taxes payable, net	3.9	(63.4)
Accrued pension and other post-retirement benefits, net	(11.8)	(19.0)
Other assets and liabilities, net	(150.6)	(67.8)
Cash provided by operating activities	105.0	235.7
Cash provided (required) by investing activities:
Capital expenditures	(67.0)	(161.2)
Investments in joint ventures	(24.4)	—
Proceeds from sale of wireline assets	19.0	—
Other	2.6	8.6
Cash required by investing activities	(69.8)	(152.6)
Cash provided (required) by financing activities:
Net increase in short-term debt	2.9	0.9
Net increase (decrease) in commercial paper	164.5	(17.0)
Purchase of treasury stock	(54.8)	(91.6)
Acquisitions, payment of withheld purchase price	—	(9.6)
Payments related to taxes withheld on stock-based compensation	(7.8)	(7.7)
Other	(3.0)	(4.3)
Cash provided (required) by financing activities	101.8	(129.3)
Effect of exchange rate changes on cash and cash equivalents	21.8	(5.4)
Increase (decrease) in cash and cash equivalents	158.8	(51.6)
Cash and cash equivalents, beginning of period	916.2	638.8
Cash and cash equivalents, end of period	$1,075.0	$587.2
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
NOTE 2. MERGER OF FMC TECHNOLOGIES AND TECHNIP
On June 14, 2016, FMC Technologies and Technip S.A. (“Technip”) entered into a definitive business combination agreement providing for the business combination among FMC Technologies, FMC Technologies SIS Limited, a private limited company incorporated under the laws of England and Wales and a wholly owned subsidiary of FMC Technologies, and Technip. The business combination agreement was unanimously approved by the board of directors of both companies. The entry into the business combination agreement followed FMC Technologies’ announcement on May 19, 2016, of its intention to enter into a business combination with Technip. At the effective completion of the merger, each issued and outstanding ordinary share of FMC Technologies and Technip, other than shares owned by each respective company or its subsidiaries, will be converted into the right to receive 1.0 and 2.0 ordinary shares of the new company, respectively.
Consummation of the merger is subject to customary closing conditions as specified in the business combination agreement, including but not limited to: (i) receipt of FMC Technologies and Technip stockholder approvals, (ii) clearance from certain competition and foreign investment authorities in the areas where the companies operate, and (iii) clearance from the French Ministry for Economy, Industry and the Digital Sector. Should FMC Technologies or Technip terminate the business combination agreement under specified circumstances, either party would be required to pay the other party a termination fee equal to $250 million. The transaction is expected to close during the first quarter of 2017.
During the three months ended June 30, 2016, approximately $18.2 million of business combination transaction costs associated with the pending merger were expensed and are included in selling, general and administrative expense on the accompanying condensed consolidated statement of income.

NOTE 3. NEW ACCOUNTING STANDARDS

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will supersede most existing GAAP related to revenue recognition and will supersede some cost guidance in existing GAAP related to construction-type and production-type contract accounting. Additionally, the ASU will significantly increase disclosures related to revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 by one year, and as a result, is now effective for us on January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” which gives further guidance on identifying performance obligations and clarification of the licensing implementation guidance. Early application is permitted to the original effective date of January 1, 2017. Entities are permitted to apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. We are nearing the final stages of completing the evaluation of the new standard and the related assessment and review of a representative sample of existing revenue contracts with customers. The impacts that adoption of the ASU is expected to have on our consolidated financial statements and related disclosures are being evaluated. Additionally, we have not determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes.
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
NOTE 4. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2016	2015	2016	2015
Net income attributable to FMC Technologies, Inc.	$2.2	$107.9	$22.0	$255.5
Weighted average number of shares outstanding	226.9	232.3	227.5	232.7
Dilutive effect of restricted stock units	1.4	0.6	1.0	0.5
Total shares and dilutive securities	228.3	232.9	228.5	233.2

Basic earnings per share attributable to FMC Technologies, Inc.	$0.01	$0.46	$0.10	$1.10
Diluted earnings per share attributable to FMC Technologies, Inc.	$0.01	$0.46	$0.10	$1.10

NOTE 5. RESTRUCTURING AND IMPAIRMENT EXPENSE
Restructuring and impairment expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Restructuring expense:
Subsea Technologies	$2.4	$5.4	$2.5	$6.1
Surface Technologies	3.9	2.6	7.8	7.0
Energy Infrastructure	—	1.3	1.9	2.7
Total restructuring expense	6.3	9.3	12.2	15.8
Impairment expense:
Subsea Technologies	2.2	0.2	2.3	0.5
Surface Technologies	1.6	0.2	35.9	3.8
Energy Infrastructure	—	—	—	—
Corporate and other	1.2	—	1.2	—
Total impairment expense	5.0	0.4	39.4	4.3
Total restructuring and impairment expense	$11.3	$9.7	$51.6	$20.1
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
The prolonged downturn in the energy market and its corresponding impact on our business outlook led us to conclude the carrying amount of certain long-lived assets in our U.S. surface integrated services business exceeded their fair values. The low commodity price environment’s impact on our outlook for revenue growth and profitability of our U.S. surface integrated services business led us to record impairment charges in our Surface Technologies segment during the six months ended June 30, 2016. These asset impairments included impairment charges of our flowback plant, property and equipment and related customer relationships intangible assets of $12.4 million and $3.4 million, respectively, to record the assets to their combined fair value of $44.7 million as of March 31, 2016.
Also, we recorded impairment charges of $15.3 million and $2.8 million, to our wireline equipment and allocated goodwill, respectively, to record the assets to their combined fair value of $20.0 million as of March 31, 2016. The impairment charges, recorded in our Surface Technologies segment, include wireline operations in both the United States and Canada and relate to the sale of these assets. Refer to Note 6 for information related to the sale of these assets.
NOTE 6. SALE OF WIRELINE
On June 1, 2016, we completed the sale of property, plant, and equipment related to our wireline operations in our surface integrated services businesses in the United States and Canada (“Wireline”) to Reliance Oilfield Services, LLC. Wireline was historically reported in our Surface Technologies segment. We recognized a $0.4 million loss on the sale during the six months ended June 30, 2016.

NOTE 7. INVENTORIES
Inventories consisted of the following:

(In millions)	June 30, 2016	December 31, 2015
		As Adjusted
Raw materials	$140.6	$149.9
Work in process	104.3	114.8
Finished goods	667.2	723.4
	912.1	988.1
LIFO and valuation adjustments	(233.1)	(224.0)
Inventories, net	$679.0	$764.1
NOTE 8. EQUITY METHOD INVESTMENTS
FTO Services—FMC Technologies Offshore, LLC (“FTO Services”) is an affiliated company in the form of a joint venture between FMC Technologies and Edison Chouest Offshore LLC. We have accounted for our 50% investment using the equity method of accounting, and its results are reported in our Subsea Technologies segment. Additionally, debt obligations under a revolving credit facility of FTO Services are jointly and severally guaranteed by FMC Technologies and Edison Chouest Offshore LLC. Refer to Note 11 for additional information regarding the guarantee.
FTO Services has experienced net losses since formation due to expenses related to startup of operations and as a result of the downturn in the oilfield services industry. We recognized $10.0 million and $10.1 million of losses from equity earnings in affiliates for the three months ended June 30, 2016 and 2015, respectively, and $17.3 million and $18.4 million of losses from equity earnings in affiliates for the six months ended June 30, 2016 and 2015, respectively, which are included in lease and other income in the accompanying condensed consolidated statements of income. The carrying value of our equity method investment in FTO Services was $(20.0) million as of June 30, 2016, and is included as a component of other liabilities in the accompanying condensed consolidated balance sheets. As a result of our joint guarantee of FTO Services’ debt obligations under its revolving credit facility and additional financial support provided and committed, we recognized losses up to our joint share of such obligations and suspended the recognition of $2.4 million of equity method losses as of June 30, 2016. Due to market conditions, FMC Technologies and Edison Chouest Offshore LLC agreed to dissolve FTO Services during the third quarter of 2016.
Forsys Subsea—Forsys Subsea Limited (“Forsys Subsea”) is an affiliated company in the form of a joint venture between FMC Technologies and Technip S.A. We have accounted for our 50% investment using the equity method of accounting, and its results are reported in our Subsea Technologies segment. Forsys Subsea has experienced net losses since formation due to expenses related to startup of operations and as a result of the downturn in the oilfield services industry. We recognized $4.2 million and $8.2 million of losses from equity earnings in affiliates for the three and six months ended June 30, 2016, respectively, which are included in lease and other income in the accompanying consolidated statements of income.
Summarized financial information—Summarized financial information for the entirety of FTO Services and Forsys Subsea is presented below.

	Six Months Ended June 30,
(In millions)	2016	2015 (1)
Revenue	$17.1	$5.4
Gross profit (loss)	$(12.0)	$0.6
Net income (loss)	$(54.2)	$(40.5)
______________________________

(1)	Due to its formation late in the second quarter of 2015, financial results for Forsys Subsea were not included for the six months ended June 30, 2015 as the financial results were not material.

NOTE 9. GOODWILL
The carrying amount of goodwill by business segment was as follows:

(In millions)	Subsea Technologies	Surface Technologies	Energy Infrastructure	Total
December 31, 2015	$357.4	$71.9	$85.4	$514.7
UCOS® product group transfer (1)	2.7	—	(2.7)	—
Impairment (2)	—	(2.8)	—	(2.8)
Translation	8.3	2.3	—	10.6
June 30, 2016	$368.4	$71.4	$82.7	$522.5
______________________________

(1)	Beginning in the first quarter of 2016, UCOS® product group results are included in Subsea Technologies. Refer to Note 18 for additional disclosure.

(2)	Refer to Note 5 for additional disclosure related to impairment of goodwill during the six months ended June 30, 2016.
NOTE 10. DEBT
Long-term debt consisted of the following:

(In millions)	June 30, 2016	December 31, 2015
Revolving credit facility	$—	$—
Commercial paper (1)	501.7	337.2
2.00% Notes due 2017	299.3	299.1
3.45% Notes due 2022	497.7	497.5
Term loan	18.9	15.6
Capital leases	0.5	0.7
Total long-term debt	1,318.1	1,150.1
Less: current portion	(19.4)	(16.0)
Long-term debt, less current portion	$1,298.7	$1,134.1
 _______________________

(1)
Committed credit available under our revolving credit facility provided the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015. As of June 30, 2016, our commercial paper borrowings had a weighted average interest rate of 1.01%.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
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
In August 2014, FMC Technologies entered into an arrangement to guarantee the debt obligations under a revolving credit facility of FMC Technologies Offshore, LLC (“FTO Services”), our joint venture with Edison Chouest Offshore LLC. Under the terms of the guarantee, FMC Technologies and Edison Chouest Offshore LLC jointly and severally guaranteed amounts under the revolving credit facility with a maximum potential amount of future payments of $40.0 million that would become payable if FTO Services defaults in payment under the terms of the revolving credit facility. The approximate term of the guarantee is two years. The liability recognized at inception for the fair value of our obligation as a guarantor was not material. As of June 30, 2016, FTO Services’ revolving credit facility was fully drawn, and we expect to perform under the guarantee with joint and equal payments to be made by FMC Technologies and Edison Chouest Offshore LLC in the third quarter of 2016. Refer to Note 8 for additional information regarding the accounting for our investment in FTO Services.
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

NOTE 12. STOCKHOLDERS’ EQUITY
The following table summarizes activity within certain components of stockholders’ equity during the six months ended June 30, 2016:

(In millions)	Common Stock Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Common Stock	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(1,614.8)	$759.0	$(872.7)
Other comprehensive income (loss)	—	—	110.2
Taxes withheld on issuance of stock-based awards	—	(7.8)	—
Purchases of treasury stock	(50.6)	—	—
Reissuances of treasury stock	19.9	(19.9)	—
Net purchases of common stock for employee benefit trust	0.1	(0.8)	—
Stock-based compensation (Note 15)	—	31.0	—
Other	(0.1)	0.1	—
Balance as of June 30, 2016	$(1,645.5)	$761.6	$(762.5)
There were no cash dividends declared during the three and six months ended June 30, 2016 and 2015.

The following is a summary of our treasury stock activity for the six months ended June 30, 2016 and 2015:

(Number of shares in thousands)	Treasury Stock
Balance as of December 31, 2014	54,626
Stock awards	(466)
Treasury stock purchases	2,235
Balance as of June 30, 2015	56,395

Balance as of December 31, 2015	59,356
Stock awards	(734)
Treasury stock purchases	1,889
Balance as of June 30, 2016	60,511
We repurchased $50.6 million and $91.6 million of common stock during the six months ended June 30, 2016 and June 30, 2015, respectively, under our authorized share repurchase program. As of June 30, 2016, our Board of Directors had authorized 90.0 million shares of common stock under our share repurchase program, and approximately 15.9 million shares of common stock remained available for purchase. Pursuant to the business combination agreement executed by FMC Technologies and Technip, repurchases of common stock during the period prior to the closing of the merger is suspended. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.

Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2015	$(494.2)	$(87.1)	$(291.4)	$(872.7)
Other comprehensive income (loss) before reclassifications, net of tax	57.8	15.1	—	72.9
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	28.4	8.9	37.3
Other comprehensive income (loss), net of tax	57.8	43.5	8.9	110.2
June 30, 2016	$(436.4)	$(43.6)	$(282.5)	$(762.5)
Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statement of Income
Gains (losses) on hedging instruments
Foreign exchange contracts:	$(13.7)	$(35.3)	$(51.6)	$(61.7)	Revenue
	6.3	7.5	15.2	19.0	Cost of sales
	0.1	(0.4)	(0.1)	(0.9)	Selling, general and administrative expense
	—	(0.1)	—	(0.1)	Research and development expense
	—	1.0	—	—	Net interest expense
	(7.3)	(27.3)	(36.5)	(43.7)	Income before income taxes
	1.5	6.3	8.1	8.7	Provision for income taxes
	$(5.8)	$(21.0)	$(28.4)	$(35.0)	Net income
Defined pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$(6.2)	$(7.9)	$(12.4)	$(15.7)	(a)
Amortization of prior service credit (cost)	(0.3)	—	(0.4)	—	(a)
	(6.5)	(7.9)	(12.8)	(15.7)	Income before income taxes
	2.0	2.5	3.9	5.0	Provision for income taxes
	$(4.5)	$(5.4)	$(8.9)	$(10.7)	Net income
_______________________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 14 for additional details).

NOTE 13. INCOME TAXES
Our income tax provisions for the three months ended June 30, 2016 and 2015, reflected effective tax rates of 77.6% and 34.1%, respectively. The year-over-year increase in the effective tax rate was primarily due to nondeductible reorganization costs associated with the pending merger with Technip and an unfavorable change in valuation allowances related to net operating losses, partially offset by a favorable change in the forecasted country mix of earnings.
Our income tax provisions for the six months ended June 30, 2016 and 2015, reflected effective tax rates of 38.0% and 26.6%, respectively. The year-over-year increase in the effective tax rate was primarily due to nondeductible reorganization costs associated with the pending merger with Technip and an unfavorable change in valuation allowances related to net operating losses, partially offset by a favorable change in the forecasted country mix of earnings.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.
NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFITS
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$3.2	$3.1	$3.6	$4.1	$6.4	$6.1	$7.3	$8.2
Interest cost	7.1	3.6	6.6	3.7	14.2	7.1	13.2	7.4
Expected return on plan assets	(11.2)	(6.5)	(11.0)	(7.0)	(22.4)	(12.9)	(22.0)	(13.9)
Amortization of prior service cost (credit)	—	0.3	—	—	—	0.4	—	—
Amortization of actuarial loss (gain), net	3.9	2.5	4.9	3.2	7.8	5.0	9.8	6.4
Net periodic benefit cost	$3.0	$3.0	$4.1	$4.0	$6.0	$5.7	$8.3	$8.1

	Other Post-retirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Interest cost	$0.1	$0.1	0.2	0.2
Net periodic benefit cost	$0.1	$0.1	$0.2	$0.2

During the six months ended June 30, 2016, we contributed $1.8 million to our domestic pension benefit plans and $9.8 million to our international pension benefit plans.

NOTE 15. STOCK-BASED COMPENSATION
Under the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”), we have primarily granted awards in the form of nonvested stock units (also known as restricted stock units in the plan document). We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Stock-based compensation expense for nonvested stock units was $12.7 million and $11.8 million for the three months ended June 30, 2016 and 2015, respectively, and $31.0 million and $31.6 million for the six months ended June 30, 2016 and 2015, respectively.
During the six months ended June 30, 2016, we granted the following restricted stock units to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value (per share)
Time-based	989
Performance-based	387	*
Market-based	193	*
Total granted	1,569		$23.69
_______________________

*	Assumes grant date expected payout
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
The following table summarizes the potential payouts for market-based awards for the six months ended June 30, 2016:

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

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS
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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At June 30, 2016, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	52.1	38.8
Brazilian real	500.6	156.0
British pound	120.2	161.8
Canadian dollar	(192.8)	(148.9)
Euro	98.8	109.8
Malaysian ringgit	69.3	17.2
Norwegian krone	1,429.1	170.5
Singapore dollar	119.7	88.9
U.S. dollar	(694.4)	(694.4)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At June 30, 2016, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Brazilian real	(42.1)	(13.1)
Euro	(28.9)	(32.1)
Norwegian krone	(272.1)	(32.5)
U.S. dollar	79.1	79.1
Fair value amounts for all outstanding derivative instruments have been determined using available market information and commonly accepted valuation methodologies. Refer to Note 17 to these consolidated financial statements for further disclosures related to the fair value measurement process. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and may not be indicative of the gains or losses we may ultimately incur when these contracts are settled.

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets.

	June 30, 2016		December 31, 2015
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$116.0	$189.0	$307.6	$488.2
Long-term – Derivative financial instruments	0.5	1.6	0.1	0.5
Total derivatives designated as hedging instruments	116.5	190.6	307.7	488.7
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	35.8	27.5	26.3	28.7
Long-term – Derivative financial instruments	2.1	5.4	—	—
Total derivatives not designated as hedging instruments	37.9	32.9	26.3	28.7
Total derivatives	$154.4	$223.5	$334.0	$517.4
We recognized a gain of $0.1 million and a loss of $3.7 million on cash flow hedges for the three months ended June 30, 2016 and 2015, respectively, and losses of $0.8 million and $4.6 million for the six months ended June 30, 2016 and 2015, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in an accumulated other comprehensive loss of $43.6 million and $87.1 million at June 30, 2016, and December 31, 2015 respectively. We expect to transfer an approximate $23.3 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the first half of 2019.

The following tables present the location of gains (losses) on the consolidated statements of income related to derivative instruments designated as cash flow hedges.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Foreign exchange contracts	$(11.3)	$30.3	18.1	(24.2)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Foreign exchange contracts:
Revenue	$(13.7)	$(35.3)	$(51.6)	$(61.7)
Cost of sales	6.3	7.5	15.2	19.0
Selling, general and administrative expense	0.1	(0.4)	(0.1)	(0.9)
Research and development expense	—	(0.1)	—	(0.1)
Net interest expense	—	1.0	—	—
Total	$(7.3)	$(27.3)	$(36.5)	$(43.7)

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Foreign exchange contracts:
Revenue	$3.4	$6.4	$7.0	$6.9
Cost of sales	(4.7)	(4.5)	(9.8)	(10.3)
Selling, general and administrative expense	—	—	0.1	—
Net interest expense	—	(0.1)	—	(0.1)
Total	$(1.3)	$1.8	$(2.7)	$(3.5)
The following table presents the location of gains (losses) on the consolidated statements of income related to derivative instruments not designated as hedging instruments.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Foreign exchange contracts:
Revenue	$(0.9)	$(3.8)	$(2.8)	$(5.3)
Cost of sales	—	1.4	1.3	1.5
Other income (expense), net (1)	10.4	(6.9)	4.4	21.0
Total	$9.5	$(9.3)	$2.9	$17.2
 _______________________

(1)	Other income (expense), net excludes asset and liability remeasurement gains and losses.

Balance Sheet Offsetting—We execute derivative contracts only with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of June 30, 2016, and December 31, 2015 we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	June 30, 2016			December 31, 2015
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$154.4	$(140.2)	$14.2	$334.0	$(316.8)	$17.2

	June 30, 2016			December 31, 2015
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$223.5	$(140.2)	$83.3	$517.4	$(316.8)	$200.6
NOTE 17. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2016				December 31, 2015
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$17.4	$17.4	$—	$—	$18.4	$18.4	$—	$—
Fixed income	4.7	4.7	—	—	4.9	4.9	—	—
Money market fund	1.7	—	1.7	—	2.9	—	2.9	—
Other investments	—	—	—	—	1.0	1.0	—	—
Stable value fund (1)	1.2				1.2
Derivative financial instruments:
Foreign exchange contracts	154.4	—	154.4	—	334.0	—	334.0	—
Total assets	$179.4	$22.1	$156.1	$—	$362.4	$24.3	$336.9	$—
Liabilities
Derivative financial instruments:
Foreign exchange contracts	$223.5	$—	$223.5	$—	$517.4	$—	$517.4	$—
Total liabilities	$223.5	$—	$223.5	$—	$517.4	$—	$517.4	$—
 _______________________

(1)	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

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
Refer to Note 16 for additional disclosure related to derivative financial instruments.
Assets measured at fair value on a non-recurring basis were as follows:
Fair value of long-lived non-financial assets—Long-lived, non-financial assets are measured at fair value on a non-recurring basis for the purposes of calculating impairment. The fair value of our wireline long-lived, non-financial assets measured on a non-recurring basis were determined by Level 1 observable inputs related to its held for sale classification during the first quarter of 2016. The fair value measurements of our flowback long-lived, non-financial assets measured on a non-recurring basis were determined by estimating the amount and timing of net future cash flows, which are Level 3 unobservable inputs, and discounting them using a risk-adjusted rate of interest. Significant increases or decreases in actual cash flows may result in valuation changes. During the six months ended June 30, 2016, asset impairment charges recorded primarily related to our surface integrated services business. Refer to Note 5 for additional disclosure related to these asset impairments.
Other fair value disclosures:
Fair value of debt—The fair value, based on Level 1 quoted market rates, of our 2.00% Notes due 2017 and 3.45% Notes due 2022 (collectively, “Senior Notes”) was approximately $780.9 million at June 30, 2016 and approximately $761.9 million at December 31, 2015, as compared to the $800.0 million face value of the debt, net of issue discounts and issuance costs, recorded in the condensed consolidated balance sheets.
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
The results of our equity method joint ventures, FTO Services and Forsys Subsea, are included in the results of operations and capital employed of the Subsea Technologies segment. Refer to Note 8 for additional information.
Segment revenue and segment operating profit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Segment revenue
Subsea Technologies	$854.2	$1,239.4	$1,718.2	$2,396.6
Surface Technologies	218.7	363.3	484.2	809.6
Energy Infrastructure	85.1	101.4	169.2	202.3
Other revenue (1) and intercompany eliminations	(7.7)	(8.9)	(12.6)	(18.1)
Total revenue	$1,150.3	$1,695.2	$2,359.0	$3,390.4
Income before income taxes:
Segment operating profit (loss):
Subsea Technologies	$97.2	$183.5	$206.7	$352.2
Surface Technologies	(21.7)	27.5	(50.3)	90.4
Energy Infrastructure	7.8	5.3	4.5	8.2
Intercompany eliminations	0.2	—	0.2	—
Total segment operating profit	83.5	216.3	161.1	450.8
Corporate items:
Corporate expense (2)	(13.1)	(14.0)	(27.4)	(30.3)
Other revenue (1) and other expense, net (3)	(53.2)	(29.5)	(83.2)	(55.9)
Net interest expense	(7.6)	(9.0)	(15.1)	(16.3)
Total corporate items	(73.9)	(52.5)	(125.7)	(102.5)
Income before income taxes attributable to FMC Technologies, Inc. (4)	$9.6	$163.8	$35.4	$348.3
 _______________________

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(2)	Corporate expense primarily includes corporate staff expenses.

(3)
Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(4)	Excludes amounts attributable to noncontrolling interests.

Segment operating capital employed and assets were as follows:

(In millions)	June 30, 2016	December 31, 2015
Segment operating capital employed (1):		As Adjusted
Subsea Technologies	$2,092.3	$2,025.7
Surface Technologies	837.5	911.9
Energy Infrastructure	268.7	281.5
Total segment operating capital employed	3,198.5	3,219.1
Segment liabilities included in total segment operating capital employed (2)	1,572.2	1,806.1
Corporate (3)	1,390.1	1,394.2
Total assets	$6,160.8	$6,419.4
Segment assets:
Subsea Technologies	$3,381.9	$3,512.3
Surface Technologies	1,047.3	1,131.9
Energy Infrastructure	380.7	396.7
Intercompany eliminations	(39.2)	(15.7)
Total segment assets	4,770.7	5,025.2
Corporate (3)	1,390.1	1,394.2
Total assets	$6,160.8	$6,419.4
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Outlook
Merger of FMC Technologies and Technip—Information regarding the pending merger of FMC Technologies and Technip is incorporated herein by reference from Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Overall Outlook—Although some signs of crude oil price stabilization were seen during the second quarter of 2016, the oil and gas industry continues to experience the overall negative impacts of the current, low crude oil price environment and the uncertainties in the crude oil price outlook. The uncertainties in the crude oil price outlook stem from a variety of factors including economic and geopolitical events affecting market participants’ expectations of oil market balances and continued strength in international crude oil supply, especially from OPEC and other major non-OPEC countries’ decisions to maintain oil production levels to retain or increase their market share. The uncertain crude oil price outlook is expected to have a continued negative effect on oil production over the next year. As a result, the expectation of reduced cash flows has prompted many of our customers to scale back investment programs or defer major new developments until a sustained price recovery occurs. Reduced or deferred capital spending by our customers has led to a significant downturn in demand for our products and services and an overall weaker demand for oilfield services. The timing of any recovery of crude oil prices and business activity is dependent on many variables, but many analysts believe the market corrections necessary to address the oversupply of crude oil are expected to occur over the next two years. As long-term demand rises and production naturally declines, we believe commodity prices should recover, improving the cash flows and confidence of our customers to increase their investments in new sources of oil production.
Subsea Technologies—In reaction to the decline in crude oil prices, many of our customers reduced their near-term capital spending plans or deferred new deepwater projects. These capital spending reductions had an adverse effect on our 2016 year-to-date subsea inbound orders when compared to the prior year. During 2015, we began to reduce our workforce to align our operations with anticipated decreases in future year activity due to delayed subsea project inbound and to maintain operating margins. In addition to continued project execution improvements, we benefited from these restructuring actions by attaining more cost-effective manufacturing during the first half of 2016. We expect to take further restructuring actions during the remainder of 2016, including facility consolidation and workforce reductions. We remain focused on ways to reduce customer costs by offering cost-effective approaches to our customers’ project developments, including customer acceptance of integrated business models to help achieve their cost-reduction goals and accelerate achievement of first oil. Many customers are actively exploring ways to utilize our standardized subsea production equipment as operators understand the cost and scheduling benefits that standardization brings to their projects. In the long-term, we continue to believe deepwater development will remain a significant part of our customers’ portfolio. A critical part of our long-term strategy to maintain our subsea market leadership is to continue to invest in the technologies required to develop our customers’ fields and further expand our capabilities focused on increasing reservoir production over the life of the field.
Surface Technologies—With the decline in crude oil prices, we expected a decline in rig counts and decreased North American land activity to negatively affect all of our businesses in North America. However, the extent of the declines in rig counts in the first half of 2016 exceeded our expectations and had a greater impact in our Surface Technologies businesses. We do not expect the North American market to recover in 2016; however, our restructuring actions have reduced costs, and we expect our rationalized operating structure to provide us with the flexibility to respond when the North American market recovers. Although the timing and pace of recovery in the North American land market remains uncertain, we believe any increase in operator spending will first benefit our North American businesses due to the lower, upfront capital needed to restart shale operations. Our international surface wellhead business continues to deliver strong operational results during these challenging times in the oil and gas market. The continued strength in international surface wellhead operational results is attributable to our strong backlog and the inherent geographical mix in which the business operates. Given the uncertainties regarding crude oil prices and its effect on customer spending, we believe the need for further business restructuring is likely to continue throughout 2016 in our Surface Technologies businesses.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2016 AND 2015

	Three Months Ended June 30,		Change
(In millions, except %)	2016	2015	$	%
Revenue	$1,150.3	$1,695.2	(544.9)	(32.1)
Costs and expenses:
Cost of sales	906.8	1,297.0	(390.2)	(30.1)
Selling, general and administrative expense	173.1	164.3	8.8	5.4
Research and development expense	32.6	36.2	(3.6)	(9.9)
Restructuring and impairment expense	11.3	9.7	1.6	16.5
Total costs and expenses	1,123.8	1,507.2	(383.4)	(25.4)
Other income (expense), net	(9.4)	(15.1)	5.7	*
Net interest expense	(7.6)	(9.0)	1.4	15.6
Income before income taxes	9.5	163.9	(154.4)	(94.2)
Provision for income taxes	7.4	55.9	(48.5)	(86.8)
Net income	2.1	108.0	(105.9)	(98.1)
Net (income) loss attributable to noncontrolling interests	0.1	(0.1)	0.2	200.0
Net income attributable to FMC Technologies, Inc.	$2.2	$107.9	(105.7)	(98.0)
_______________________

*	Not meaningful
Revenue decreased $544.9 million in the second quarter of 2016 compared to the prior-year quarter. Revenue in the second quarter of 2016 included a $34.8 million unfavorable impact of foreign currency translation. Revenue decreased across all subsea regions primarily due to lower inbound orders achieved during 2015 that affected the backlog coming into the year. Lower market activity also led to decreased revenue in our Schilling Robotics and Multi Phase Meters businesses year-over-year. Additionally, revenue decreased across all Surface Technologies businesses year-over-year, primarily driven by our fluid control and surface integrated services businesses from lower market activity in North America.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 21.2% in the second quarter of 2016, from 23.5% in the prior-year quarter. The decline in gross profit as a percentage of sales was due to our Surface Technologies segment which realized lower gross profit margins year-over-year, primarily driven by our fluid control and surface integrated services businesses from lower market activity in North America.
Selling, general and administrative expense increased $8.8 million year-over-year, resulting from business combination transaction costs of $18.2 million incurred during the second quarter of 2016 related to the pending merger with Technip, partially offset by decreased salary expenses primarily in our Surface Technologies and Energy Infrastructure segments related to lower headcount.
Information regarding impairment and restructuring expenses incurred during the second quarter of 2016 is incorporated herein by reference from Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our income tax provisions for the second quarter of 2016 and 2015 reflected effective tax rates of 77.6% and 34.1%, respectively. The year-over-year increase in the effective tax rate was primarily due to nondeductible reorganization costs associated with the pending merger with Technip and an unfavorable change in valuation allowances related to net operating losses, partially offset by a favorable change in the forecasted country mix of earnings. Our effective tax rate can fluctuate depending on our country mix of earnings since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $2,068.3 million at June 30, 2016. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

CONSOLIDATED RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Six Months Ended June 30,		Change
(In millions, except %)	2016	2015	$	%
Revenue	$2,359.0	$3,390.4	(1,031.4)	(30.4)
Costs and expenses:
Cost of sales	1,853.6	2,579.6	(726.0)	(28.1)
Selling, general and administrative expense	316.5	338.3	(21.8)	(6.4)
Research and development expense	66.2	65.8	0.4	0.6
Restructuring and impairment expense	51.6	20.1	31.5	156.7
Total costs and expenses	2,287.9	3,003.8	(715.9)	(23.8)
Other income (expense), net	(20.7)	(21.4)	0.7	*
Net interest expense	(15.1)	(16.3)	1.2	7.4
Income before income taxes	35.3	348.9	(313.6)	(89.9)
Provision for income taxes	13.4	92.8	(79.4)	(85.6)
Net income	21.9	256.1	(234.2)	(91.4)
Net (income) loss attributable to noncontrolling interests	0.1	(0.6)	0.7	116.7
Net income attributable to FMC Technologies, Inc.	$22.0	$255.5	(233.5)	(91.4)
_______________________

*	Not meaningful
Revenue decreased $1,031.4 million in the first six months of 2016 compared to the prior-year. Revenue in the first six months of 2016 included a $107.4 million unfavorable impact of foreign currency translation. Revenue decreased across all subsea regions primarily due to lower inbound orders year-over-year and a lower beginning backlog entering the year. Lower market activity also led to decreased revenue in our Schilling Robotics and Multi Phase Meters businesses year-over-year. Surface Technologies posted decreased revenue year-over-year, primarily driven by our fluid control and surface integrated services businesses primarily from lower market activity in North America.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 21.4% in the first six months of 2016, from 23.9% in the prior-year. The decline in gross profit as a percentage of sales was due to our Surface Technologies segment which realized lower gross profit margins year-over-year, primarily driven by our fluid control and surface integrated services businesses from lower market activity in North America.
Selling, general and administrative expense decreased $21.8 million year-over-year, resulting from decreased salary expenses in all reporting segments due to lower headcount and decreased project tendering costs, partially offset by business combination transaction costs of $18.2 million incurred during the first six months 2016 related to the pending merger with Technip.
Information regarding impairment and restructuring expenses incurred during the first six months of 2016 is incorporated herein by reference from Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. The impaired Canadian assets are linked to the 2012 acquisition of Pure Energy Services Ltd.
Other income (expense), net during the first six months of 2016 and 2015 included $19.6 million and $22.3 million of foreign currency losses primarily related to the Nigerian naira and Angolan kwanza, respectively.
Our income tax provisions for the first six months of 2016 and 2015 reflected effective tax rates of 38.0% and 26.6%, respectively. The year-over-year increase in the effective tax rate was primarily due to nondeductible reorganization costs associated with the pending merger with Technip and an unfavorable change in valuation allowances related to net operating losses, partially offset by a favorable change in the forecasted country mix of earnings. Our effective tax rate can fluctuate depending on our country mix of earnings since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $2,068.3 million at June 30, 2016. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

SEGMENT RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2016 AND 2015
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. Refer to Note 18 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Subsea Technologies

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$854.2	$1,239.4	(385.2)	(31.1)
Operating profit	$97.2	$183.5	(86.3)	(47.0)

Operating profit as a percent of revenue	11.4%	14.8%		(3.4) pts.
Subsea Technologies revenue decreased $385.2 million year-over-year. Revenue for the second quarter of 2016 included a $29.2 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue decreased by $356.0 million year-over-year. Subsea Technologies revenue is primarily impacted by the amount of beginning backlog entering the period, the rates of backlog conversion and orders received during the period. Revenue decreased across all subsea regions primarily due to lower inbound orders achieved during 2015 that affected the backlog coming into the current year. Additionally, lower market activity led to decreased revenue in our Schilling Robotics and Multi Phase Meters businesses year-over-year.

Subsea Technologies operating profit as a percent of revenue declined year-over-year and was primarily driven by:

•
Subsea Systems - 2.8 percentage point decrease due to lower revenue in our subsea service business across most subsea regions, partially offset by improved project execution in our Asia Pacific subsea equipment business; and

•	Schilling Robotics - 0.7 percentage point decrease due to decreased sales volumes from lower market activity.
Operating profit for the second quarter of 2016 included a $3.0 million unfavorable impact of foreign currency translation and $23.0 million in impairment, restructuring and other severance charges. Operating profit for the second quarter of 2015 included $6.0 million of impairment, restructuring charges and other severance charges.

Surface Technologies

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$218.7	$363.3	(144.6)	(39.8)
Operating profit (loss)	$(21.7)	$27.5	(49.2)	(178.9)

Operating profit (loss) as a percent of revenue	(9.9)%	7.5%		(17.4) pts.
Surface Technologies revenue decreased $144.6 million year-over-year. Revenue for the second quarter of 2016 included a $5.9 million unfavorable impact of foreign currency translation. Revenue decreased in all of our Surface Technologies businesses year-over-year, with the decrease in revenue primarily in our surface integrated services and fluid control businesses from lower market activity in North America.
Surface Technologies operating profit as a percent of revenue declined to an operating loss position year-over-year and was primarily driven by:

•	Surface Integrated Services - 14.4 percentage point decrease related to lower market activity in North America and impairment and restructuring charges; and

•	Fluid Control - 1.9 percentage point decrease primarily due to decreased volumes in flowline and pump products resulting from lower activity in the North American shale markets.
Operating loss for the second quarter of 2016 included $4.5 million of impairment, restructuring and other severance charges. Operating profit for the second quarter of 2015 included $2.9 million of impairment, restructuring charges and other severance charges.

Energy Infrastructure

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$85.1	$101.4	(16.3)	(16.1)
Operating profit	$7.8	$5.3	2.5	47.2

Operating profit as a percent of revenue	9.2%	5.2%		4.0 pts.
Energy Infrastructure revenue decreased $16.3 million year-over-year. The decrease in revenue was due to lower market activity in our measurement solutions business.
Energy Infrastructure’s operating profit as a percent of revenue increased year-over-year and was primarily driven by a 5.1 percentage point increase in our measurement solutions business primarily from cost savings related to restructuring actions taken in 2015. Operating profit for the second quarter of 2015 included $1.4 million of restructuring charges and other severance charges.
Corporate Items

	Three Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Corporate expense	$(13.1)	$(14.0)	0.9	6.4
Other revenue and other expense, net	(53.2)	(29.5)	(23.7)	(80.3)
Net interest expense	(7.6)	(9.0)	1.4	15.6
Total corporate items	$(73.9)	$(52.5)	(21.4)	(40.8)
The year-over-year increase in corporate items primarily reflected:

•	an unfavorable variance of $18.2 million related to business combination transaction costs related to the pending merger with Technip;

•	an unfavorable variance of $6.4 million related to transition and facility consolidation costs; and

•	a favorable variance of $3.2 million in foreign currency gains and losses, including the effects of a $7.5 million negative impact related to the devaluation of the Nigerian naira.

SEGMENT RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2016 AND 2015
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. Refer to Note 18 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Subsea Technologies

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$1,718.2	$2,396.6	(678.4)	(28.3)
Operating profit	$206.7	$352.2	(145.5)	(41.3)

Operating profit as a percent of revenue	12.0%	14.7%		(2.7) pts.
Subsea Technologies revenue decreased $678.4 million year-over-year. Revenue for the first six months of 2016 included a $86.2 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue decreased by $592.2 million year-over-year. Subsea Technologies revenue is primarily impacted by the amount of beginning backlog entering the period, the rates of backlog conversion and the orders received during the period. Revenue decreased across all subsea regions primarily due to lower inbound orders achieved during 2015 that affected the backlog coming into the current year. Additionally, lower market activity led to decreased revenue in our Schilling Robotics and Multi Phase Meters businesses year-over-year.
Subsea Technologies operating profit as a percent of revenue declined year-over-year and was primarily driven by:

•
Subsea Systems - 1.9 percentage point decrease due to lower revenue in our subsea service business across most subsea regions, partially offset by improved project execution in our Asia Pacific subsea equipment business; and

•	Schilling Robotics - 0.9 percentage point decrease due to decreased sales volumes from lower market activity.
Operating profit for the first six months of 2016 included an $11.0 million unfavorable impact of foreign currency translation and $26.7 million of impairment, restructuring and other severance charges. Operating profit for the first six months of 2015 included $7.9 million of impairment, restructuring charges and other severance charges.

Surface Technologies

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$484.2	$809.6	(325.4)	(40.2)
Operating profit (loss)	$(50.3)	$90.4	(140.7)	(155.6)

Operating profit (loss) as a percent of revenue	(10.4)%	11.2%		(21.6) pts.
Surface Technologies revenue decreased $325.4 million year-over-year. Revenue for the first six months of 2016 included a $19.8 million unfavorable impact of foreign currency translation. Revenue decreased in all of our Surface Technologies businesses year-over-year, with the decrease in revenue primarily in our surface integrated services and fluid control businesses from lower market activity in North America.
Surface Technologies operating profit as a percent of revenue declined to an operating loss position year-over-year and was primarily driven by:

•	Surface Integrated Services - 19.2 percentage point decrease related to restructuring and impairment charges and lower market activity in North America; and

•	Fluid Control - 3.1 percentage point decrease due to decreased volumes in our flowline and pumps products resulting from lower activity in the North American shale markets.
Operating loss for the first six months of 2016 included a $3.8 million unfavorable impact of foreign currency translation and $44.1 million of impairment, restructuring and other severance charges. Operating profit for the first six months of 2015 included $11.0 million of impairment, restructuring charges and other severance charges.

Energy Infrastructure

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$169.2	$202.3	(33.1)	(16.4)
Operating profit	$4.5	$8.2	(3.7)	(45.1)

Operating profit as a percent of revenue	2.6%	4.1%		(1.5) pts.
Energy Infrastructure revenue decreased $33.1 million year-over-year. The decrease was driven by lower activity in our measurement solutions business.
Energy Infrastructure operating profit as a percent of revenue declined year-over-year and was primarily driven by:

•	Measurement Solutions - 0.8 percentage point decrease due to lower market activity, partially offset by cost savings related to restructuring actions taken in 2015;

•	Loading Systems - 1.6 percentage point increase due to increased product sales and higher margin projects; and

•	Separation Systems - 1.8 percentage point decrease due to lower market activity and restructuring charges.
Operating profit for the first six months of 2016 included a $2.1 million of restructuring and other severance charges. Operating profit for the first six months of 2015 included $3.0 million of restructuring charges and other severance charges.
Corporate Items

	Six Months Ended June 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Corporate expense	$(27.4)	$(30.3)	2.9	9.6
Other revenue and other expense, net	(83.2)	(55.9)	(27.3)	(48.8)
Net interest expense	(15.1)	(16.3)	1.2	7.4
Total corporate items	$(125.7)	$(102.5)	(23.2)	(22.6)
The year-over-year increase in corporate items primarily reflected:

•	an unfavorable variance of $18.2 million related to business combination transaction costs related to the pending merger with Technip; and

•	an unfavorable variance of $8.4 million related to transition and facility consolidation costs.

Inbound Orders and Order Backlog
Inbound orders—Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Subsea Technologies	$334.1	$1,011.7	$680.0	$1,563.7
Surface Technologies	143.1	306.2	401.6	632.5
Energy Infrastructure	62.1	112.7	135.9	208.5
Intercompany eliminations and other	(1.4)	(5.0)	(8.0)	(10.1)
Total inbound orders	$537.9	$1,425.6	$1,209.5	$2,394.6
Order backlog—Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation positively affected backlog by $44.2 million and $180.8 million for the three and six months ended June 30, 2016 , respectively and positively affected backlog by $86.4 million and negatively affected backlog by $299.8 million for the three and six months ended June 30, 2015, respectively.

	Order Backlog
(In millions)	June 30, 2016	December 31, 2015	June 30, 2015
Subsea Technologies	$2,898.8	$3,761.8	$4,676.9
Surface Technologies	357.0	432.8	466.6
Energy Infrastructure	133.2	163.9	187.1
Intercompany eliminations	(2.1)	(2.9)	(6.8)
Total order backlog	$3,386.9	$4,355.6	$5,323.8
Subsea Technologies. Order backlog for Subsea Technologies at June 30, 2016, decreased by $863.0 million compared to December 31, 2015. Subsea Technologies backlog of $2.9 billion at June 30, 2016, was composed of various subsea projects, including BP’s Shah Deniz Stage 2; Chevron’s Agbami; Petrobras’ pre-salt tree and manifold awards; Shell’s Appomattox; Statoil’s Johan Sverdrup Phase 1; Total’s Egina; Wintershall’s Maria; and Woodside’s Greater Western Flank Phase 2. The above listed projects represented 66% of our Subsea Technologies backlog as of June 30, 2016.
Surface Technologies. Surface Technologies order backlog at June 30, 2016, decreased by $75.8 million compared to December 31, 2015. The decrease was due to lower North American activity which negatively affected our fluid control business backlog and lower inbound orders in our international surface wellhead business.

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

(In millions)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$1,075.0	$916.2
Short-term debt and current portion of long-term debt	(27.6)	(21.9)
Long-term debt, less current portion	(1,298.7)	(1,134.1)
Net debt	$(251.3)	$(239.8)
The change in our net debt position was primarily due to cash generated from operations, offset by capital expenditures, investments in our joint ventures and repurchases of common stock.
Cash Flows
We generated $105.0 million and $235.7 million in cash flows from operating activities during the six months ended June 30, 2016 and 2015, respectively. The decrease in cash from operating activities was due to lower income generated from operations, partially offset by an improvement in our working capital position. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts in our portfolio of projects.
Investing activities used $69.8 million and $152.6 million in cash flows during the six months ended June 30, 2016 and 2015, respectively. The decrease in cash flows used by investing activities was due to lower capital expenditures in 2016 and the proceeds related to the sale of our Wireline business, partially offset by investments made in our FTO Services and Forsys Subsea joint ventures. Refer to Note 8 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our equity method investments.
Financing activities provided $101.8 million and used $129.3 million in cash flows during the six months ended June 30, 2016 and 2015, respectively. The increase in cash flows from financing activities was due to an increase in our commercial paper position and lower repurchases of our common stock during the six months ended June 30, 2016. Pursuant to the business combination agreement executed by FMC Technologies and Technip related to the pending merger, repurchases of common stock is suspended during the period prior to the closing of the merger.
Debt and Liquidity
Senior Notes—Refer to Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for information related to our Senior Notes.

Credit Facility—The following is a summary of our revolving credit facility at June 30, 2016:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,000.0	$—	$501.7	$—	$1,498.3	September 2020
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.5 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $501.7 million of commercial paper issued under our facility at June 30, 2016. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at June 30, 2016.
As of June 30, 2016, we were in compliance with all restrictive covenants under our revolving credit facility.
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
Additional information about credit risk is incorporated herein by reference from Note 17 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Outlook
Historically, we have generated our liquidity and capital resources primarily through operations and, when needed, through our credit facility. We have $1,498.3 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and access to capital markets. Although we expect to continue to reach payment milestones on many of our projects, we expect our consolidated operating cash flow position in 2016 to slightly decrease as a result of the negative impact the decline in commodity prices will have on our overall business. Given the recent downturn in the oilfield services industry, many of our key customers have requested price concessions. Additionally, our primary customer in Brazil has notified us of re-scheduling and potential cancellations of certain backlog deliveries. Consequently, any discounts, material product delivery delays or cancellations that may ultimately be mutually agreed to with our key customers may adversely affect our results of operations and cash flows.
We project spending approximately $130 million in 2016 for capital expenditures, largely towards maintenance expenditures in our subsea service business. However, projected capital expenditures for 2016 do not include any contingent capital that may be needed to respond to a contract award. Additionally, we expect to jointly perform on the guarantee we issued in connection with FTO Services’ revolving credit facility and expect to remit $20.0 million to the respective banking institutions during the third quarter of 2016. Also during the third quarter of 2016, we expect to remit payment of R$60.7 million upon maturity of the term loan in Brazil.
Pursuant to the business combination agreement executed by FMC Technologies and Technip related to the pending merger, repurchases of common stock is suspended during the period prior to the closing of the merger.

During the remainder of 2016, we expect to make contributions of approximately $48.0 million and $3.6 million to our domestic and international pension plans, respectively. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Additionally, we expect to make payments of approximately $4.4 million to our U.S. Non-Qualified Defined Benefit Pension Plan during the remainder of 2016.
Pursuant to the business combination agreement executed by FMC Technologies and Technip related to the pending merger, certain restrictions are in place regarding the ability for FMC Technologies to acquire, divest, or change our legal structure in order to meet any potential strategic opportunities related to FMC Technologies as an independent company.
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our critical accounting estimates. During the six months ended June 30, 2016, there were no changes to our identified critical accounting estimates. Information related to changes in judgments and assumptions surrounding impairments is incorporated herein by reference from Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
OFF-BALANCE SHEET ARRANGEMENTS
Information related to guarantees is incorporated herein by reference from Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

RECENTLY ISSUED ACCOUNTING STANDARDS
Refer to Note 3 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, for quantitative and qualitative disclosures about market risk. There have been no material changes in our exposures to market risk since December 31, 2015.
ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2016, and under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded as of June 30, 2016, that our disclosure controls and procedures were:

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

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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
ITEM 1A. RISK FACTORS
In addition to our risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, the following risk factors were identified or modified:

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
Because a significant portion of our revenue is denominated in foreign currencies, changes in exchange rates will produce fluctuations in our revenue, costs and earnings and may also affect the book value of our assets and liabilities located outside of the United States and the amount of our stockholders’ equity. Although it is our policy to seek to minimize our currency exposure by engaging in hedging transactions where appropriate, our efforts may not be successful. Moreover, certain currencies, specifically currencies in countries such as Angola and Nigeria where we have sizable operations, do not actively trade in the global foreign exchange markets and may subject us to increased foreign currency exposures. Refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for additional discussion of foreign currency rate risk. To the extent we sell our products and services in foreign markets, currency fluctuations may result in our products and services becoming too expensive for foreign customers. As a result, fluctuations in foreign currency exchange rates may affect our financial position or results of operations.

Moreover, the recent referendum in the United Kingdom to exit the European Union has led to both near- and long-term uncertainties. As legal negotiations regarding its formal separation from the European Union occur over the next few years, the nature and extent of the effects of decisions from those negotiations is unknown. Near-term uncertainties may include continued volatility in the British pound and euro currencies as well as volatility in global stock markets. European Union member states are party to various treaties and agreements that facilitate the free movement of goods, services, and capital across member state jurisdictions. If the United Kingdom negotiates new treaties or agreements, the potential impacts in the longer-term may include changing trade tariffs and customs duties on UK imports and exports, slower UK and European Union economic growth and increased deregulation in the United Kingdom, all which could affect the value of our foreign currency denominated assets and liabilities or our ability to assert whether undistributed earnings in the United Kingdom will remain indefinitely reinvested.

Our businesses may be subject to uncertainties and other operating restrictions until completion of the merger with Technip.
In connection with the pending merger with Technip, our businesses may experience disruptions as customers, distributors, suppliers, and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than FMC Technologies or the combined company following the merger. Additionally, we have agreed in the business combination agreement to refrain from taking certain actions with respect to our business and financial affairs during the pendency of the merger, which could adversely impact our financial condition, results of operations, or cash flows.

We may have difficulty attracting, motivating and retaining key employees during the pendency of the merger with Technip.
In connection with the pending merger with Technip, current and prospective employees of FMC Technologies may experience uncertainty about their future roles with the combined company following the merger, which may adversely affect the ability of FMC Technologies to attract and retain key personnel while the merger is pending. Key employees may depart because of the uncertainty or potential difficulty of integration or a desire not to remain with the combined company following the merger.

Failure to complete the merger with Technip could adversely affect our businesses, results of operations or stock price.
The pending merger with Technip remains subject to certain closing conditions, including approval of FMC Technologies and Technip stockholders, the conclusion of antitrust review in certain countries, certain regulatory approvals and consents, as well as other customary closing conditions. FMC Technologies and Technip may not receive the required consents, approvals and clearances to complete the merger or satisfy the other conditions necessary to complete the merger. In addition, FMC Technologies and Technip may each terminate the business combination agreement under certain limited circumstances. If the pending merger with Technip is not completed, our businesses and the market price of our common stock may be adversely affected for a variety of reasons, including but not limited to: (i) the requirement, under certain circumstances, to pay Technip a termination fee of $250 million, (ii) the inability of our businesses to execute certain business strategies as a result of restrictions under the business combination agreement related to the pending merger, and (iii) the diversion of time and focus of our management to matters related to the pending merger which would otherwise have been devoted to other opportunities that may have been beneficial to FMC Technologies as an independent company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended June 30, 2016.
Pursuant to the business combination agreement executed by FMC Technologies and Technip, repurchases of common stock is suspended during the period prior to the closing of the merger. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
The following table summarizes repurchases of our common stock during the three months ended June 30, 2016.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
April 1, 2016—April 30, 2016	494,659	$28.36	489,249	16,182,980
May 1, 2016—May 31, 2016	316,985	$28.50	292,515	15,890,465
June 1, 2016—June 30, 2016	28,640	$26.83	—	15,890,465
Total	840,284		781,764	15,890,465
 _______________________

(a)
Represents 781,764 shares of common stock repurchased and held in treasury and 58,520 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 39,080 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended June 30, 2016.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q for the period ended June 30, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FMC Technologies, Inc.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President, Controller and Treasurer (Chief Accounting Officer and a Duly Authorized Officer)
Date: July 28, 2016

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description
2.1
Business Combination Agreement, dated as of June 14, 2016, by and among FMC Technologies, Inc., FMC Technologies SIS Limited and Technip S.A. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on June 16, 2016) (File No. 001-16489).

2.2
Memorandum of Understanding, dated as of May 18, 2016, by and among FMC Technologies, Inc., FMC Technologies SIS Limited and Technip S.A. (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on May 19, 2016) (File No. 001-16489).

2.3	Form of Topco Articles of Association (incorporated by reference from Exhibit 2.3 to the Current Report on Form 8-K filed on May 19, 2016) (File No. 001-16489).
2.4	Form of Topco Corporate Governance Guidelines (incorporated by reference from Exhibit 2.4 to the Current Report on Form 8-K filed on May 19, 2016) (File No. 001-16489).
2.5
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

4.2.d	Form of 3.45% Senior Notes due 2022 (incorporated by reference from Exhibit 4.5 to the Current Report on Form 8-K filed on September 25, 2012) (File No. 001-16489).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1 *	Certification of Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
32.2 *	Certification of Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished with this Quarterly Report on Form 10-Q