Form 10-Q
period 2016-09-30
FMC TECHNOLOGIES INC
filed 2016-10-27
CIK 1135152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2016
Common Stock, par value $0.01 per share	225,702,027

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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2016	2015	2016	2015
Revenue:
Product revenue	$875.9	$1,207.9	$2,754.7	$3,936.7
Service revenue	165.9	268.5	548.2	790.7
Lease and other income (Note 8)	49.4	68.6	147.3	208.0
Total revenue	1,091.2	1,545.0	3,450.2	4,935.4
Costs and expenses:
Cost of product revenue	681.3	924.2	2,134.6	3,008.1
Cost of service revenue	116.8	196.7	429.1	596.7
Cost of lease and other revenue	48.6	53.0	136.6	148.7
Selling, general and administrative expense	132.9	144.3	430.0	482.6
Research and development expense	23.3	25.9	89.5	91.7
Restructuring and impairment expense (Note 5)	23.8	78.1	75.4	98.2
Merger transaction and integration costs (Note 2)	11.6	—	30.6	—
Total costs and expenses	1,038.3	1,422.2	3,325.8	4,426.0
Other expense, net	(8.7)	(12.7)	(29.4)	(34.1)
Income before net interest expense and income taxes	44.2	110.1	95.0	475.3
Net interest expense	(7.7)	(8.1)	(22.8)	(24.4)
Income from continuing operations before income taxes	36.5	102.0	72.2	450.9
Provision (benefit) for income taxes (Note 13)	(9.5)	19.5	9.0	112.3
Income from continuing operations	46.0	82.5	63.2	338.6
Loss from discontinued operations, net of income taxes (Note 6)	(14.0)	—	(14.0)	—
Net income	32.0	82.5	49.2	338.6
Net (income) loss attributable to noncontrolling interests	0.3	(0.5)	0.4	(1.1)
Net income attributable to FMC Technologies, Inc.	$32.3	$82.0	$49.6	$337.5
Net income attributable to FMC Technologies, Inc.:
Income from continuing operations	$46.3	$82.0	$63.6	$337.5
Loss from discontinued operations	(14.0)	—	(14.0)	—
Net income attributable to FMC Technologies, Inc.	$32.3	$82.0	$49.6	$337.5
Basic earnings per share attributable to FMC Technologies, Inc. (Note 4):
Income from continuing operations	$0.20	$0.36	$0.28	$1.46
Loss from discontinued operations	(0.06)	—	(0.06)	—
Basic earnings per share	$0.14	$0.36	$0.22	$1.46
Diluted earnings per share attributable to FMC Technologies, Inc. (Note 4):
Income from continuing operations	$0.20	$0.35	$0.28	$1.45
Loss from discontinued operations	(0.06)	—	(0.06)	—
Diluted earnings per share	$0.14	$0.35	$0.22	$1.45
Weighted average shares outstanding (Note 4):
Basic	226.9	230.2	227.3	231.6
Diluted	228.2	231.0	228.5	232.5
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Net income	$32.0	$82.5	$49.2	$338.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(3.2)	(110.3)	54.6	(184.6)
Net gains (losses) on hedging instruments:
Net gains (losses) arising during the period	1.7	(33.3)	16.8	(50.5)
Reclassification adjustment for net losses included in net income	13.3	11.5	41.7	44.6
Net gains (losses) on hedging instruments (2)	15.0	(21.8)	58.5	(5.9)
Pension and other post-retirement benefits:
Reclassification adjustment for settlement losses included in net income	1.1	1.2	1.1	1.2
Reclassification adjustment for amortization of prior service cost included in net income	0.1	0.1	0.5	0.1
Reclassification adjustment for amortization of net actuarial loss included in net income	4.3	5.2	12.8	15.9
Net pension and other post-retirement benefits (3)	5.5	6.5	14.4	17.2
Other comprehensive income (loss), net of tax	17.3	(125.6)	127.5	(173.3)
Comprehensive income (loss)	49.3	(43.1)	176.7	165.3
Comprehensive (income) loss attributable to noncontrolling interest	0.3	(0.5)	0.4	(1.1)
Comprehensive income (loss) attributable to FMC Technologies, Inc.	$49.6	$(43.6)	$177.1	$164.2
_______________________

(1)
Net of income tax (expense) benefit of $0.3 and nil for the three months ended September 30, 2016 and 2015, respectively, and $0.7 and $6.8 for the nine months ended September 30, 2016 and 2015, respectively.

(2)
Net of income tax (expense) benefit of $(4.9) and $5.5 for the three months ended September 30, 2016 and 2015, respectively, and $(16.0) and $1.9 for the nine months ended September 30, 2016 and 2015, respectively.

(3)
Net of income tax (expense) benefit of $(2.6) and $(3.1) for the three months ended September 30, 2016 and 2015, respectively, and $(6.5) and $(8.1) for the nine months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
(In millions, except par value data)	(Unaudited)	As Adjusted
Assets
Cash and cash equivalents	$1,074.2	$916.2
Trade receivables, net of allowances of $17.2 in 2016 and $19.2 in 2015	681.0	884.0
Costs in excess of billings	638.9	638.4
Inventories, net (Note 7)	641.6	764.1
Derivative financial instruments (Note 16)	128.3	333.9
Prepaid expenses	43.4	48.9
Income taxes receivable	71.9	68.7
Other current assets	223.0	276.0
Total current assets	3,502.3	3,930.2
Investments	26.4	29.6
Property, plant and equipment, net of accumulated depreciation of $993.9 in 2016 and $892.1 in 2015	1,309.6	1,371.5
Goodwill	523.9	514.7
Intangible assets, net of accumulated amortization of $158.7 in 2016 and $139.9 in 2015	225.0	246.3
Deferred income taxes	192.6	183.3
Derivative financial instruments (Note 16)	6.5	0.1
Other assets	177.4	143.7
Total assets	$5,963.7	$6,419.4
Liabilities and equity
Short-term debt and current portion of long-term debt	$19.0	$21.9
Accounts payable, trade	375.3	519.3
Advance payments	400.5	464.1
Billings in excess of costs	110.4	200.5
Accrued payroll	173.0	185.8
Derivative financial instruments (Note 16)	205.6	516.9
Income taxes payable	42.8	57.2
Other current liabilities	319.4	339.6
Total current liabilities	1,646.0	2,305.3
Long-term debt, less current portion (Note 10)	1,245.1	1,134.1
Accrued pension and other post-retirement benefits, less current portion	152.1	230.4
Derivative financial instruments (Note 16)	10.7	0.5
Deferred income taxes	128.8	105.4
Other liabilities	87.1	100.5
Commitments and contingent liabilities (Note 11)
Stockholders’ equity (Note 12):
Preferred stock, $0.01 par value, 12.0 shares authorized in 2016 and 2015; no shares issued in 2016 or 2015	—	—
Common stock, $0.01 par value, 600.0 shares authorized in 2016 and 2015; 286.3 shares issued in 2016 and 2015; 225.7 and 226.8 shares outstanding in 2016 and 2015, respectively	2.9	2.9
Common stock held in employee benefit trust, at cost; 0.2 shares in 2016 and 2015	(6.9)	(7.0)
Treasury stock, at cost; 60.4 and 59.4 shares in 2016 and 2015, respectively	(1,636.6)	(1,607.8)
Capital in excess of par value of common stock	764.1	759.0
Retained earnings	4,300.0	4,249.7
Accumulated other comprehensive loss	(745.2)	(872.7)
Total FMC Technologies, Inc. stockholders’ equity	2,678.3	2,524.1
Noncontrolling interests	15.6	19.1
Total equity	2,693.9	2,543.2
Total liabilities and equity	$5,963.7	$6,419.4
The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC TECHNOLOGIES, INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)	Nine Months Ended
	September 30,
	2016	2015
Cash provided (required) by operating activities:
Net income	$49.2	$338.6
Adjustments to reconcile net income to cash provided (required) by operating activities:
Depreciation	130.0	133.6
Amortization	51.1	48.9
Employee benefit plan and stock-based compensation costs	56.0	67.9
Unrealized loss on derivative instruments and foreign exchange	35.9	31.5
Deferred income tax provision (benefit)	(14.2)	30.6
Impairments (Note 5)	40.2	64.4
Other	53.9	34.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade receivables, net and costs in excess of billings	240.4	181.3
Inventories, net	127.3	105.2
Accounts payable, trade	(155.7)	(140.6)
Advance payments and billings in excess of costs	(182.9)	(241.3)
Income taxes payable, net	(16.1)	(127.9)
Accrued pension and other post-retirement benefits, net	(67.3)	(20.4)
Other assets and liabilities, net	(112.4)	(5.6)
Cash provided by operating activities from continuing operations	235.4	501.0
Cash required by operating activities from discontinued operations (Note 6)	(8.1)	—
Cash provided by operating activities	227.3	501.0
Cash provided (required) by investing activities:
Capital expenditures	(93.1)	(211.0)
Investments in joint ventures	(52.9)	(5.0)
Proceeds from sale of wireline assets	19.0	—
Other	6.8	4.3
Cash required by investing activities	(120.2)	(211.7)
Cash provided (required) by financing activities:
Net increase in short-term debt	4.0	1.5
Net increase (decrease) in commercial paper	110.5	(8.0)
Repayments of long-term debt	(18.9)	(1.2)
Purchase of treasury stock	(54.8)	(148.0)
Acquisitions, payment of withheld purchase price	—	(9.6)
Payments related to taxes withheld on stock-based compensation	(8.6)	(8.8)
Other	(2.8)	(7.4)
Cash provided (required) by financing activities	29.4	(181.5)
Effect of exchange rate changes on cash and cash equivalents	21.5	(35.1)
Increase in cash and cash equivalents	158.0	72.7
Cash and cash equivalents, beginning of period	916.2	638.8
Cash and cash equivalents, end of period	$1,074.2	$711.5
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of our financial condition and operating results as of and for the periods presented. Revenue, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these financial statements may not be representative of the results that may be expected for the year ending December 31, 2016.
Reclassifications—Certain prior-year amounts have been reclassified to conform to the current year’s presentation.
NOTE 2. MERGER OF FMC TECHNOLOGIES AND TECHNIP
On June 14, 2016, FMC Technologies and Technip S.A. (“Technip”) entered into a definitive business combination agreement providing for the business combination among FMC Technologies, FMC Technologies SIS Limited, a private limited company incorporated under the laws of England and Wales and a wholly owned subsidiary of FMC Technologies, and Technip. On August 4, 2016, FMC Technologies SIS Limited changed its name to TechnipFMC Limited. The business combination agreement was unanimously approved by the board of directors of both companies. The entry into the business combination agreement followed FMC Technologies’ announcement on May 19, 2016, of its intention to enter into a business combination with Technip. At the effective completion of the merger, each issued and outstanding ordinary share of FMC Technologies and Technip, other than shares owned by each respective company or its subsidiaries, will be converted into the right to receive 1.0 and 2.0 ordinary shares of the new company, respectively.
Consummation of the merger is subject to customary closing conditions as specified in the business combination agreement, including but not limited to: (i) receipt of FMC Technologies and Technip stockholder approvals and (ii) clearance from certain competition and foreign investment authorities in the areas where the companies operate. Should FMC Technologies or Technip terminate the business combination agreement under specified circumstances, the terminating party would be required to pay the other party a termination fee equal to $250 million. The transaction is expected to close during the first quarter of 2017.

NOTE 3. NEW ACCOUNTING STANDARDS

Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” Among other amendments, this update requires that excess tax benefits or deficiencies be recognized as income tax expense or benefit in the income statement and eliminates the requirement to reclassify excess tax benefits and deficiencies from operating activities to financing activities in the statement of cash flows. This updated guidance also gives an entity the election to either (i) estimate the forfeiture rate of employee stock-based awards or (ii) account for forfeitures as they occur. We early adopted ASU No. 2016-09 as of January 1, 2016. Prospectively beginning January 1, 2016, tax deficiencies have been reflected as income tax expense in the accompanying condensed consolidated statement of income resulting in $0.9 million and $5.8 million of additional tax expense in the three and nine months ended September 30, 2016, respectively. We elected to retrospectively classify excess tax benefits and deficiencies as operating activity and these amounts, which were immaterial for all periods presented, are reflected in the income taxes payable, net line item in the accompanying condensed consolidated statement of cash flows. In addition, we elected to change our accounting policy to account for forfeitures in compensation cost as they occur. We believe this method is preferable as it better reflects actual stock-based compensation expense.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This update requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU will supersede most existing GAAP related to revenue recognition and will supersede some cost guidance in existing GAAP related to construction-type and production-type contract accounting. Additionally, the ASU will significantly increase disclosures related to revenue recognition. In August 2015, the FASB issued ASU No. 2015-14 which deferred the effective date of ASU No. 2014-09 by one year, and as a result, is now effective for us on January 1, 2018. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing” which gives further guidance on identifying performance obligations and clarification of the licensing implementation guidance. Early application is permitted to the original effective date of January 1, 2017. Entities are permitted to apply the amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. During the third quarter of 2016, we completed the initial evaluation of the new standard and the related assessment and review of a representative sample of existing revenue contracts with our customers. We determined, on a preliminary basis, that although the timing and pattern of revenue recognition will remain largely unchanged, the analysis used to determine the timing and pattern of revenue recognition will differ. We also determined the primary impact of the adoption on our consolidated financial statements will be the additional required disclosures around revenue recognition in the notes to the consolidated financial statements. We have not determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes but will do so in the design and implementation phase to occur over the next year.
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

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory.” This update requires that income tax consequences are recognized on an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU are effective for us on January 1, 2018. Early application is permitted. We are currently evaluating the impact of this ASU on our consolidated financial statements.
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
NOTE 4. EARNINGS PER SHARE
A reconciliation of the number of shares used for the basic and diluted earnings per share calculation was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2016	2015	2016	2015
Income from continuing operations attributable to FMC Technologies, Inc.	$46.3	$82.0	$63.6	$337.5
Weighted average number of shares outstanding	226.9	230.2	227.3	231.6
Dilutive effect of restricted stock units	1.3	0.8	1.2	0.9
Total shares and dilutive securities	228.2	231.0	228.5	232.5

Basic earnings per share from continuing operations attributable to FMC Technologies, Inc.	$0.20	$0.36	$0.28	$1.46
Diluted earnings per share from continuing operations attributable to FMC Technologies, Inc.	$0.20	$0.35	$0.28	$1.45

NOTE 5. RESTRUCTURING AND IMPAIRMENT EXPENSE
Restructuring and impairment expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Restructuring expense:
Subsea Technologies	$0.5	$14.6	$3.0	$20.7
Surface Technologies	13.8	1.6	21.6	8.7
Energy Infrastructure	1.1	1.7	3.0	4.4
Corporate and other	7.6	—	7.6	—
Total restructuring expense	23.0	17.9	35.2	33.8
Impairment expense:
Subsea Technologies	0.5	2.2	2.8	2.6
Surface Technologies	0.3	58.0	36.2	61.8
Energy Infrastructure	—	—	—	—
Corporate and other	—	—	1.2	—
Total impairment expense	0.8	60.2	40.2	64.4
Total restructuring and impairment expense	$23.8	$78.1	$75.4	$98.2
Restructuring—As a result of the decline in crude oil prices and its effect on the demand for products and services in the oilfield services industry worldwide, beginning in 2015, we initiated a company-wide reduction in workforce and facility consolidation intended to reduce costs and better align our workforce with current and anticipated activity levels, which resulted in the continued recognition of severance costs relating to termination benefits and other restructuring charges.
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
The prolonged downturn in the energy market and its corresponding impact on our business outlook led us to conclude the carrying amount of certain long-lived assets in our U.S. surface integrated services business exceeded their fair values. The low commodity price environment’s impact on our outlook for revenue growth and profitability of our U.S. surface integrated services business led us to record impairment charges in our Surface Technologies segment during the nine months ended September 30, 2016. These asset impairments included impairment charges of our flowback plant, property and equipment and related customer relationships intangible assets of $12.4 million and $3.4 million, respectively, to record the assets to their combined fair value of $44.7 million as of March 31, 2016.
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
During the nine months ended September 30, 2015, we recorded impairment charges of $56.6 million to our wireline and flowback assets, customer relationships and related goodwill in our surface integrated services business in Canada. These impairment charges, recorded in our Surface Technologies segment, included charges against customer relationship intangible assets, wireline and flowback assets, and related goodwill in Canada.

NOTE 6. DISPOSITION OF BUSINESS AND DISCONTINUED OPERATIONS
Wireline Operations—On June 1, 2016, we completed the sale of property, plant, and equipment related to our wireline operations in our surface integrated services businesses in the United States and Canada to Reliance Oilfield Services, LLC. Results of operations related to our wireline operations were historically reported in our Surface Technologies segment. We recognized a $0.6 million loss on the sale during the nine months ended September 30, 2016.

Discontinued Operations—In 2007, the Algerian Tax Authority issued a notice of tax assessment against SOFEC Floating Systems, Inc. (“SOFEC”) for calendar years 2003 through 2006. SOFEC, a former wholly-owned subsidiary of FMC Technologies, issued a protest in 2009 in response to the assessment, and during 2016, we were notified the tax assessment protest was officially rejected. During the period assessed, SOFEC engaged in a multi-year supply and installation project for Sonatrach, Algeria’s national oil company. During the three months ended September 30, 2016, we expensed approximately $14.0 million, net of income taxes, related to this discontinued operation.
NOTE 7. INVENTORIES
Inventories consisted of the following:

(In millions)	September 30, 2016	December 31, 2015
		As Adjusted
Raw materials	$130.3	$149.9
Work in process	101.6	114.8
Finished goods	649.8	723.4
	881.7	988.1
LIFO and valuation adjustments	(240.1)	(224.0)
Inventories, net	$641.6	$764.1
NOTE 8. EQUITY METHOD INVESTMENTS
FTO Services—FMC Technologies Offshore, LLC (“FTO Services”) is an affiliated company in the form of a joint venture between FMC Technologies and Edison Chouest Offshore LLC. We have accounted for our 50% investment using the equity method of accounting, and its results are reported in our Subsea Technologies segment. Additionally, debt obligations under a revolving credit facility of FTO Services were jointly and severally guaranteed by FMC Technologies and Edison Chouest Offshore LLC. Refer to Note 11 for additional information regarding the guarantee.
FTO Services experienced net losses since formation due to expenses related to startup of operations and as a result of the downturn in the oilfield services industry. We recognized $5.2 million and $12.0 million of losses from equity earnings in affiliates for the three months ended September 30, 2016 and 2015, respectively, and $22.5 million and $30.4 million of losses from equity earnings in affiliates for the nine months ended September 30, 2016 and 2015, respectively, which are included in lease and other income in the accompanying condensed consolidated statements of income. As of September 30, 2016, the carrying value of our equity method investment in FTO Services was $(5.3) million and is included as a component of other current liabilities in the accompanying condensed consolidated balance sheets. Due to market conditions, FMC Technologies and Edison Chouest Offshore LLC agreed during the third quarter of 2016 to dissolve FTO Services. As of September 30, 2016, substantially all activities related to the joint venture have ceased. As part of this dissolution, we performed under the revolving credit facility guarantee with joint and equal payments of the maximum potential amount made by FMC Technologies and Edison Chouest Offshore LLC.
Forsys Subsea—Forsys Subsea Limited (“Forsys Subsea”) is an affiliated company in the form of a joint venture between FMC Technologies and Technip S.A. We have accounted for our 50% investment using the equity method of accounting, and its results are reported in our Subsea Technologies segment. Forsys Subsea has experienced net losses since formation due to expenses related to startup of operations and as a result of the downturn in the oilfield services industry. We recognized $3.9 million and $12.1 million of losses from equity earnings in affiliates for the three and nine months ended September 30, 2016, respectively, which are included in lease and other income in the accompanying consolidated statements of income.

NOTE 9. GOODWILL
The carrying amount of goodwill by business segment was as follows:

(In millions)	Subsea Technologies	Surface Technologies	Energy Infrastructure	Total
December 31, 2015	$357.4	$71.9	$85.4	$514.7
UCOS® product group transfer (1)	2.7	—	(2.7)	—
Impairment (2)	—	(2.8)	—	(2.8)
Translation	10.2	1.9	(0.1)	12.0
September 30, 2016	$370.3	$71.0	$82.6	$523.9
______________________________

(1)	Beginning in the first quarter of 2016, UCOS® product group results are included in Subsea Technologies. Refer to Note 18 for additional disclosure.

(2)	Refer to Note 5 for additional disclosure related to impairment of goodwill during the nine months ended September 30, 2016.
NOTE 10. DEBT
As of September 30, 2016, all outstanding amounts under our term loan were repaid.
Long-term debt consisted of the following:

(In millions)	September 30, 2016	December 31, 2015
Revolving credit facility	$—	$—
Commercial paper (1)	447.7	337.2
2.00% Notes due 2017	299.5	299.1
3.45% Notes due 2022	497.8	497.5
Term loan	—	15.6
Capital leases	0.4	0.7
Total long-term debt	1,245.4	1,150.1
Less: current portion	(0.3)	(16.0)
Long-term debt, less current portion	$1,245.1	$1,134.1
 _______________________

(1)
Committed credit available under our revolving credit facility provided the ability to refinance our commercial paper obligations on a long-term basis. As we have both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015. As of September 30, 2016, our commercial paper borrowings had a weighted average interest rate of 1.01%.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES
Commitments associated with leases—In March 2014, we entered into construction and operating lease agreements to finance the construction of manufacturing and office facilities located in Houston, TX. In January 2016 construction of the facilities was completed and rental payments under the operating lease commenced. Upon expiration of the operating lease in September 2021, we have the option to renew the lease, purchase the facilities or re-market the facilities on behalf of the lessor, including certain guarantees of residual value under the re-marketing option.
Contingent liabilities associated with guarantees—In the ordinary course of business, we enter into standby letters of credit, performance bonds, surety bonds and other guarantees with financial institutions for the benefit of our customers, vendors and other parties. At September 30, 2016, these financial instruments represented $504.9 million of guarantees related to our future performance and $49.0 million of guarantees to secure a portion of our existing financial obligations.
In August 2014, FMC Technologies entered into an arrangement to guarantee the debt obligations under a revolving credit facility of FMC Technologies Offshore, LLC (“FTO Services”), our joint venture with Edison Chouest Offshore LLC. Under the terms of the guarantee, FMC Technologies and Edison Chouest Offshore LLC jointly and severally guaranteed amounts under the revolving credit facility with a maximum potential amount of future payments of $40.0 million that would become payable if FTO Services defaults in payment under the terms of the revolving credit facility. The approximate term of the guarantee, which expired in August 2016, was two years. During the three months ended September 30, 2016, we performed under the guarantee with joint and equal payments of the maximum potential amount made by FMC Technologies and Edison Chouest Offshore LLC. Refer to Note 8 for additional information regarding the accounting for our investment in FTO Services.
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

NOTE 12. STOCKHOLDERS’ EQUITY
The following table summarizes activity within certain components of stockholders’ equity during the nine months ended September 30, 2016:

(In millions)	Common Stock Held in Treasury and Employee Benefit Trust	Capital in Excess of Par Value of Common Stock	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(1,614.8)	$759.0	$(872.7)
Other comprehensive income (loss)	—	—	127.5
Excess tax benefits on stock-based payment arrangements	—	0.2	—
Taxes withheld on issuance of stock-based awards	—	(8.6)	—
Purchases of treasury stock	(50.6)	—	—
Reissuances of treasury stock	21.7	(21.7)	—
Net purchases of common stock for employee benefit trust	0.2	(0.8)	—
Stock-based compensation (Note 15)	—	36.0	—
Balance as of September 30, 2016	$(1,643.5)	$764.1	$(745.2)
There were no cash dividends declared during the three and nine months ended September 30, 2016 and 2015.

The following is a summary of our treasury stock activity for the nine months ended September 30, 2016 and 2015:

(Number of shares in thousands)	Treasury Stock
Balance as of December 31, 2014	54,626
Stock awards	(523)
Treasury stock purchases	3,934
Balance as of September 30, 2015	58,037

Balance as of December 31, 2015	59,356
Stock awards	(803)
Treasury stock purchases	1,889
Balance as of September 30, 2016	60,442
We repurchased $50.6 million and $149.3 million of common stock during the nine months ended September 30, 2016 and September 30, 2015, respectively, under our authorized share repurchase program. As of September 30, 2016, our Board of Directors had authorized 90.0 million shares of common stock under our share repurchase program, and approximately 15.9 million shares of common stock remained available for purchase. Pursuant to the business combination agreement executed by FMC Technologies and Technip, repurchases of common stock during the period prior to the closing of the merger are suspended. We intend to hold repurchased shares in treasury for general corporate purposes, including issuances under our stock-based compensation plan. Treasury shares are accounted for using the cost method.

Accumulated other comprehensive loss consisted of the following:

(In millions)	Foreign Currency Translation	Hedging	Defined Pension and Other Post-retirement Benefits	Accumulated Other Comprehensive Loss
December 31, 2015	$(494.2)	$(87.1)	$(291.4)	$(872.7)
Other comprehensive income (loss) before reclassifications, net of tax	54.6	16.8	—	71.4
Reclassification adjustment for net losses (gains) included in net income, net of tax	—	41.7	14.4	56.1
Other comprehensive income (loss), net of tax	54.6	58.5	14.4	127.5
September 30, 2016	$(439.6)	$(28.6)	$(277.0)	$(745.2)
Reclassifications out of accumulated other comprehensive loss consisted of the following:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified out of Accumulated Other Comprehensive Loss				Affected Line Item in the Condensed Consolidated Statement of Income
Gains (losses) on hedging instruments
Foreign exchange contracts:	$(15.9)	$(29.9)	$(67.5)	$(91.6)	Revenue
	(1.1)	17.8	14.1	36.8	Cost of sales
	—	(0.4)	—	(1.3)	Selling, general and administrative expense
	(0.4)	0.1	(0.4)	—	Research and development expense
	—	(1.8)	—	0.1	Net interest expense
	(17.4)	(14.2)	(53.8)	(56.0)	Income from continuing operations before income taxes
	4.1	2.7	12.1	11.4	Provision (benefit) for income taxes
	$(13.3)	$(11.5)	$(41.7)	$(44.6)	Net income
Defined pension and other post-retirement benefits
Amortization of actuarial gain (loss)	$(6.2)	$(7.7)	$(18.6)	$(23.3)	(a)
Amortization of prior service credit (cost)	(0.1)	—	(0.5)	(0.1)	(a)
Settlement cost	(1.8)	(2.0)	(1.8)	(2.0)	(a)
	(8.1)	(9.7)	(20.9)	(25.4)	Income from continuing operations before income taxes
	2.6	3.2	6.5	8.2	Provision (benefit) for income taxes
	$(5.5)	$(6.5)	$(14.4)	$(17.2)	Net income
_______________________

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 14 for additional details).

NOTE 13. INCOME TAXES
Our income tax provision (benefit) for the three months ended September 30, 2016 and 2015, reflected effective tax rates of (25.8)% and 19.2%, respectively. The year-over-year decrease in the effective tax rate was primarily due to a favorable change in the forecasted country mix of earnings, partially offset by nondeductible reorganization costs associated with the pending merger with Technip.
Our income tax provisions for the nine months ended September 30, 2016 and 2015, reflected effective tax rates of 12.4% and 25.0%, respectively. The year-over-year decrease in the effective tax rate was primarily due to a favorable change in the forecasted country mix of earnings, partially offset by nondeductible reorganization costs associated with the pending merger with Technip.
Our effective tax rate can fluctuate depending on our country mix of earnings, since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays.
NOTE 14. PENSION AND OTHER POST-RETIREMENT BENEFITS
The components of net periodic benefit cost were as follows:

	Pension Benefits
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
(In millions)	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l	U.S.	Int’l
Service cost	$3.2	$3.0	$3.5	$4.0	$9.6	$9.1	$10.8	$12.2
Interest cost	7.0	3.3	6.6	3.8	21.2	10.4	19.8	11.2
Expected return on plan assets	(11.1)	(5.9)	(10.9)	(7.1)	(33.5)	(18.8)	(32.9)	(21.0)
Amortization of prior service cost (credit)	—	—	—	—	—	0.5	—	—
Amortization of actuarial loss (gain), net	3.9	2.4	4.7	3.0	11.7	7.4	14.5	9.4
Settlement cost	1.8	—	2.0	0.1	1.8	—	2.0	0.1
Net periodic benefit cost	$4.8	$2.8	$5.9	$3.8	$10.8	$8.6	$14.2	$11.9

	Other Post-retirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Interest cost	$0.1	$0.2	$0.3	$0.4
Net periodic benefit cost	$0.1	$0.2	$0.3	$0.4

During the nine months ended September 30, 2016, we contributed $56.0 million to our domestic pension benefit plans and $11.3 million to our international pension benefit plans.

NOTE 15. STOCK-BASED COMPENSATION
Under the Amended and Restated FMC Technologies, Inc. Incentive Compensation and Stock Plan (the “Plan”), we have primarily granted awards in the form of nonvested stock units (also known as restricted stock units in the plan document). We recognize compensation expense and the corresponding tax benefits for awards under the Plan. Stock-based compensation expense for nonvested stock units was $5.1 million and $11.5 million for the three months ended September 30, 2016 and 2015, respectively, and $36.1 million and $43.2 million for the nine months ended September 30, 2016 and 2015, respectively.
During the nine months ended September 30, 2016, we granted the following restricted stock units to employees:

(Number of restricted stock shares in thousands)	Shares		Weighted- Average Grant Date Fair Value (per share)
Time-based	1,018
Performance-based	387	*
Market-based	193	*
Total granted	1,598		$23.83
_______________________

*	Assumes grant date expected payout
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
The following table summarizes the potential payouts for market-based awards for the nine months ended September 30, 2016:

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
We hold the following types of derivative instruments:
Foreign exchange rate forward contracts—The purpose of these instruments is to hedge the risk of changes in future cash flows of anticipated purchase or sale commitments denominated in foreign currencies and recorded assets and liabilities in our consolidated balance sheets. At September 30, 2016, we held the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Australian dollar	129.2	98.8
Brazilian real	469.2	144.5
British pound	106.5	138.2
Canadian dollar	(173.4)	(132.3)
Euro	136.5	152.5
Malaysian ringgit	124.9	30.2
Nigerian naira	(5,408.8)	(17.2)
Singapore dollar	168.4	123.5
U.S. dollar	(641.1)	(641.1)
Foreign exchange rate instruments embedded in purchase and sale contracts—The purpose of these instruments is to match offsetting currency payments and receipts for particular projects, or comply with government restrictions on the currency used to purchase goods in certain countries. At September 30, 2016, our portfolio of these instruments included the following material net positions:

	Net Notional Amount Bought (Sold)
(In millions)		USD Equivalent
Euro	(34.3)	(38.3)
Norwegian krone	(240.9)	(30.0)
U.S. dollar	76.3	76.3
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

The following table presents the location and fair value amounts of derivative instruments reported in the consolidated balance sheets.

	September 30, 2016		December 31, 2015
(In millions)	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	$98.6	$168.5	$307.6	$488.2
Long-term – Derivative financial instruments	5.1	5.6	0.1	0.5
Total derivatives designated as hedging instruments	103.7	174.1	307.7	488.7
Derivatives not designated as hedging instruments:
Foreign exchange contracts:
Current – Derivative financial instruments	29.7	37.1	26.3	28.7
Long-term – Derivative financial instruments	1.4	5.1	—	—
Total derivatives not designated as hedging instruments	31.1	42.2	26.3	28.7
Total derivatives	$134.8	$216.3	$334.0	$517.4
We recognized losses of $1.4 million and $3.8 million on cash flow hedges for the three months ended September 30, 2016 and 2015, respectively, and losses of $1.4 million and $8.4 million for the nine months ended September 30, 2016 and 2015, respectively, due to hedge ineffectiveness as it was probable that the original forecasted transaction would not occur. Cash flow hedges of forecasted transactions, net of tax, resulted in an accumulated other comprehensive loss of $28.6 million and $87.1 million at September 30, 2016, and December 31, 2015 respectively. We expect to transfer an approximate $15.3 million loss from accumulated OCI to earnings during the next 12 months when the anticipated transactions actually occur. All anticipated transactions currently being hedged are expected to occur by the first half of 2019.

The following tables present the location of gains (losses) on the consolidated statements of income related to derivative instruments designated as cash flow hedges.

	Gain (Loss) Recognized in OCI (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Foreign exchange contracts	$2.5	$(41.5)	$20.7	$(63.8)

Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Foreign exchange contracts:
Revenue	$(15.9)	$(29.9)	$(67.5)	$(91.6)
Cost of sales	(1.1)	17.8	14.1	36.8
Selling, general and administrative expense	—	(0.4)	—	(1.3)
Research and development expense	(0.4)	0.1	(0.4)	—
Net interest expense	—	(1.8)	—	0.1
Total	$(17.4)	$(14.2)	$(53.8)	$(56.0)

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Foreign exchange contracts:
Revenue	$4.0	$4.4	$11.0	$11.3
Cost of sales	(3.2)	(4.1)	(13.0)	(14.4)
Selling, general and administrative expense	0.1	—	0.1	—
Net interest expense	—	—	—	(0.1)
Other expense, net	(1.4)	—	(1.4)	—
Total	$(0.5)	$0.3	$(3.3)	$(3.2)
The following table presents the location of gains (losses) on the consolidated statements of income related to derivative instruments not designated as hedging instruments.

Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income on Derivatives (Instruments Not Designated as Hedging Instruments)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Foreign exchange contracts:
Revenue	$(2.0)	$(1.1)	$(4.8)	$(6.4)
Cost of sales	(0.3)	0.5	1.1	2.0
Other expense, net	(1.8)	13.3	27.9	34.3
Total	$(4.1)	$12.7	$24.2	$29.9

Balance Sheet Offsetting—We execute derivative contracts only with counterparties that consent to a master netting agreement which permits net settlement of the gross derivative assets against gross derivative liabilities. Each instrument is accounted for individually and assets and liabilities are not offset. As of September 30, 2016, and December 31, 2015 we had no collateralized derivative contracts. The following tables present both gross information and net information of recognized derivative instruments:

	September 30, 2016			December 31, 2015
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative assets	$134.8	$(122.9)	$11.9	$334.0	$(316.8)	$17.2

	September 30, 2016			December 31, 2015
(In millions)	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount	Gross Amount Recognized	Gross Amounts Not Offset Permitted Under Master Netting Agreements	Net Amount
Derivative liabilities	$216.3	$(122.9)	$93.4	$517.4	$(316.8)	$200.6
NOTE 17. FAIR VALUE MEASUREMENTS
Assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2016				December 31, 2015
(In millions)	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets
Investments:
Equity securities	$18.4	$18.4	$—	$—	$18.4	$18.4	$—	$—
Fixed income	4.8	4.8	—	—	4.9	4.9	—	—
Money market fund	1.8	—	1.8	—	2.9	—	2.9	—
Other investments	—	—	—	—	1.0	1.0	—	—
Stable value fund (1)	1.1				1.2
Derivative financial instruments:
Foreign exchange contracts	134.8	—	134.8	—	334.0	—	334.0	—
Total assets	$160.9	$23.2	$136.6	$—	$362.4	$24.3	$336.9	$—
Liabilities
Derivative financial instruments:
Foreign exchange contracts	$216.3	$—	$216.3	$—	$517.4	$—	$517.4	$—
Total liabilities	$216.3	$—	$216.3	$—	$517.4	$—	$517.4	$—
 _______________________

(1)	Certain investments that are measured at fair value using net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

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
Assets measured at fair value on a non-recurring basis were as follows:
Fair value of long-lived non-financial assets—Long-lived, non-financial assets are measured at fair value on a non-recurring basis for the purposes of calculating impairment. The fair value of our wireline long-lived, non-financial assets measured on a non-recurring basis were determined by Level 1 observable inputs related to its held for sale classification during the first quarter of 2016. The fair value measurements of our flowback long-lived, non-financial assets measured on a non-recurring basis were determined by estimating the amount and timing of net future cash flows, which are Level 3 unobservable inputs, and discounting them using a risk-adjusted rate of interest. Significant increases or decreases in actual cash flows may result in valuation changes. During the nine months ended September 30, 2016, asset impairment charges recorded primarily related to our surface integrated services business. Refer to Note 5 for additional disclosure related to these asset impairments.
Other fair value disclosures:
Fair value of debt—The fair value, based on Level 1 quoted market rates, of our 2.00% Notes due 2017 and 3.45% Notes due 2022 (collectively, “Senior Notes”) was approximately $804.8 million at September 30, 2016 and approximately $761.9 million at December 31, 2015, as compared to the $800.0 million face value of the debt, net of issue discounts and issuance costs, recorded in the condensed consolidated balance sheets.
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
Segment revenue and segment operating profit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Segment revenue
Subsea Technologies	$798.4	$1,093.7	$2,516.6	$3,490.3
Surface Technologies	218.1	361.0	702.3	1,170.6
Energy Infrastructure	77.1	97.1	246.3	299.4
Other revenue (1) and intercompany eliminations	(2.4)	(6.8)	(15.0)	(24.9)
Total revenue	$1,091.2	$1,545.0	$3,450.2	$4,935.4
Income before income taxes:
Segment operating profit (loss):
Subsea Technologies	$119.7	$170.7	$326.4	$522.9
Surface Technologies	(19.6)	(22.5)	(69.9)	67.9
Energy Infrastructure	2.5	(2.0)	7.0	6.2
Intercompany eliminations	(0.1)	—	0.1	—
Total segment operating profit	102.5	146.2	263.6	597.0
Corporate items:
Corporate expense (2)	(14.2)	(14.7)	(41.6)	(45.0)
Other revenue (1) and other expense, net (3)	(43.8)	(21.9)	(126.6)	(77.8)
Net interest expense	(7.7)	(8.1)	(22.8)	(24.4)
Total corporate items	(65.7)	(44.7)	(191.0)	(147.2)
Income before income taxes attributable to FMC Technologies, Inc. (4)	$36.8	$101.5	$72.6	$449.8
 _______________________

(1)	Other revenue comprises certain unrealized gains and losses on derivative instruments related to unexecuted sales contracts.

(2)	Corporate expense primarily includes corporate staff expenses.

(3)
Other expense, net, generally includes stock-based compensation, other employee benefits, LIFO adjustments, certain foreign exchange gains and losses, and the impact of unusual or strategic transactions not representative of segment operations.

(4)	Excludes amounts attributable to noncontrolling interests.

Segment operating capital employed and assets were as follows:

(In millions)	September 30, 2016	December 31, 2015
Segment operating capital employed (1):		As Adjusted
Subsea Technologies	$2,144.0	$2,025.7
Surface Technologies	760.6	911.9
Energy Infrastructure	264.0	281.5
Total segment operating capital employed	3,168.6	3,219.1
Segment liabilities included in total segment operating capital employed (2)	1,417.3	1,806.1
Corporate (3)	1,377.8	1,394.2
Total assets	$5,963.7	$6,419.4
Segment assets:
Subsea Technologies	$3,251.5	$3,512.3
Surface Technologies	990.6	1,131.9
Energy Infrastructure	363.1	396.7
Intercompany eliminations	(19.3)	(15.7)
Total segment assets	4,585.9	5,025.2
Corporate (3)	1,377.8	1,394.2
Total assets	$5,963.7	$6,419.4
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

NOTE 19. SUBSEQUENT EVENTS
Since 2014, the year Norwegian tax capitalization laws and related caps on interest deductibility were changed, FMC Technologies has provided valuation allowances on its deferred tax assets related to interest on certain intercompany debt structures in Norway. On October 18, 2016, the Norwegian Supreme Court rendered its decision in the IKEA case, which has circumstances similar to our position regarding interest on intercompany debt structures. The court used the substance-over-form doctrine to conclude that the IKEA transaction was materially tax driven. As a result, we are evaluating the outcome of the IKEA case and its effect on our tax positions, including those tax positions prior to 2014, related to our intercompany debt structures in Norway. Should our tax positions be determined to be nondeductible, the maximum potential exposure to FMC Technologies is approximately $51 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Outlook
Merger of FMC Technologies and Technip—Information regarding the pending merger of FMC Technologies and Technip is incorporated herein by reference from Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Overall Outlook—Although the price of crude oil slightly recovered and stabilized during the second and third quarter of 2016, the oil and gas industry continues to experience the overall negative impacts of the low crude oil price environment and the uncertainties in the crude oil price outlook. The uncertainties in the crude oil price outlook stem from a variety of factors including (i) economic and geopolitical events affecting market participants’ expectations of oil market balances and (ii) continued strength in domestic and international crude oil supply. Despite OPEC’s recently announced framework agreement to cap OPEC crude oil production in 2017, details of the agreement, including individual target outputs for OPEC members, remain undecided, and even if such details are agreed upon, any effects on global supply will hinge on the extent of compliance by individual members. Additionally, recent crude oil price increases related to supply re-balancing are being partially offset by increased supply from U.S. onshore producers. Overall, the uncertain crude oil price outlook is expected to have a continued negative effect our businesses over the next year. The reduced or deferred capital spending by our customers has led to a significant downturn in demand for our products and services and an overall weaker demand for oilfield services. The timing of any recovery of crude oil prices and business activity is dependent on many variables, but many analysts believe the market corrections necessary to address the oversupply of crude oil are expected to occur over the next two years. As long-term demand rises and production naturally declines, we believe commodity prices should continue to recover, improving the cash flows and confidence of our customers to increase their investments in new sources of oil production.
Subsea Technologies—The low crude oil price environment over the last two years led many of our customers to reduce their capital spending plans or defer new deepwater projects. These capital spending reductions continue to have an adverse effect on 2016 year-to-date subsea inbound orders when compared to the prior year. During 2015, we began to reduce our workforce to align our operations with anticipated decreases in future year activity due to delayed subsea project inbound and to maintain operating margins. In addition to continued project execution improvements, we benefited from these restructuring actions by attaining more cost-effective manufacturing during the first nine months of 2016. We expect to take further restructuring actions during the remainder of 2016, including facility consolidation and workforce reductions. We expect subsea revenues to decrease a third consecutive year in 2017; however, even with lower subsea revenue expectations, we believe the operational improvements and cost reductions made will protect operating margins and provide us with the capability to respond to the eventual market recovery. Our customers are taking aggressive actions to lower their cost base. Accordingly, we remain focused on ways to reduce costs to our customers by offering cost-effective approaches to our customers’ project developments, including customer acceptance of integrated business models to help achieve their cost-reduction goals and accelerate achievement of first oil. Many customers are actively exploring ways to utilize our standardized subsea production equipment as operators understand the cost and scheduling benefits that standardization brings to their projects. In the long-term, we continue to believe deepwater development will remain a significant part of our customers’ portfolios.
Surface Technologies—With the decline in crude oil prices, we expected a decline in rig counts and decreased North American land activity to negatively affect all of our businesses in North America during 2016. However, the extent of the declines in rig counts in the first half of 2016 exceeded our expectations and had a greater impact in our Surface Technologies businesses. Although rig counts have shown some sign of recovery during the third quarter of 2016, competitive pricing in the North American land market continues to negatively impact our Surface Technologies businesses. As a result, where excess supply has limited the ability to earn an acceptable return, we have temporarily suspended certain operations in our surface integrated services business until additional market capacity supports our profit and cash flow objectives. We do not expect the North American market to recover in the remainder of 2016; however, our restructuring actions have reduced costs, and we expect our rationalized operating structure to provide us with the flexibility to respond when the North American market recovers. Although the timing and pace of recovery in the North American land market remains uncertain, we believe any increase in operator spending will first benefit our North American businesses due to the lower, upfront capital needed to restart shale operations. Based on its strong backlog and the inherent geographical mix in which it operates, our international surface business continues to deliver strong operational results. However, competitive pricing pressure has increased in international markets throughout 2016, and we expect this to negatively impact margins, partially offset by supply chain and other cost reductions, going forward. Given the uncertainties regarding crude oil prices and its effect on customer spending, we believe the need for further business restructuring is likely to continue throughout 2016 in our Surface Technologies businesses.

CONSOLIDATED RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Three Months Ended September 30,		Change
(In millions, except %)	2016	2015	$	%
Revenue	$1,091.2	$1,545.0	(453.8)	(29.4)
Costs and expenses:
Cost of sales	846.7	1,173.9	(327.2)	(27.9)
Selling, general and administrative expense	132.9	144.3	(11.4)	(7.9)
Research and development expense	23.3	25.9	(2.6)	(10.0)
Restructuring and impairment expense	23.8	78.1	(54.3)	(69.5)
Merger transaction and integration costs	11.6	—	11.6	*
Total costs and expenses	1,038.3	1,422.2	(383.9)	(27.0)
Other income (expense), net	(8.7)	(12.7)	4.0	*
Net interest expense	(7.7)	(8.1)	0.4	4.9
Income from continuing operations before income taxes	36.5	102.0	(65.5)	(64.2)
Provision (benefit) for income taxes	(9.5)	19.5	(29.0)	(148.7)
Income from continuing operations	46.0	82.5	(36.5)	(44.2)
Loss from discontinued operations, net of income taxes	(14.0)	—	(14.0)	*
Net income	32.0	82.5	(50.5)	(61.2)
Net (income) loss attributable to noncontrolling interests	0.3	(0.5)	0.8	160.0
Net income attributable to FMC Technologies, Inc.	$32.3	$82.0	(49.7)	(60.6)
_______________________

*	Not meaningful
Revenue decreased $453.8 million in the third quarter of 2016 compared to the prior-year quarter. Revenue decreased across all subsea regions primarily due to lower inbound orders achieved during 2015 that affected the backlog coming into the year and lower subsea service revenue recognized year-over-year. Lower market activity also led to decreased revenue in our Schilling Robotics and Multi Phase Meters businesses year-over-year. Additionally, revenue decreased across all Surface Technologies businesses year-over-year, primarily driven by our fluid control and surface integrated services businesses from lower market activity in North America.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 22.4% in the third quarter of 2016, from 24.0% in the prior-year quarter. The decline in gross profit as a percentage of sales was due to our Surface Technologies segment which realized lower gross profit margins year-over-year, primarily driven by our fluid control business from lower market activity in North America. This gross profit decline was partially offset by improved project execution in our Subsea Technologies segment year-over-year.
Selling, general and administrative expense decreased $11.4 million year-over-year, resulting from decreased salary expenses primarily in our Surface Technologies and Energy Infrastructure segments related to lower headcount and cost savings initiatives.
Information regarding impairment and restructuring expenses incurred during the third quarter of 2016 is incorporated herein by reference from Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Merger transaction and integration costs of $11.6 million incurred during the third quarter of 2016 is due to the pending merger of FMC Technologies and Technip. Further information related to the pending merger is incorporated herein by reference from Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Information regarding the loss from discontinued operations incurred during the third quarter of 2016 is incorporated herein by reference from Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our income tax provision (benefit) for the third quarter of 2016 and 2015 reflected effective tax rates of (25.8)% and 19.2%, respectively. The year-over-year decrease in the effective tax rate was primarily due to a favorable change in the forecasted country mix of earnings, partially offset by nondeductible reorganization costs associated with the pending merger with Technip. Our effective tax rate can fluctuate depending on our country mix of earnings since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $2,110.0 million at September 30, 2016. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

CONSOLIDATED RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Nine Months Ended September 30,		Change
(In millions, except %)	2016	2015	$	%
Revenue	$3,450.2	$4,935.4	(1,485.2)	(30.1)
Costs and expenses:
Cost of sales	2,700.3	3,753.5	(1,053.2)	(28.1)
Selling, general and administrative expense	430.0	482.6	(52.6)	(10.9)
Research and development expense	89.5	91.7	(2.2)	(2.4)
Restructuring and impairment expense	75.4	98.2	(22.8)	(23.2)
Merger transaction and integration costs	30.6	—	30.6	*
Total costs and expenses	3,325.8	4,426.0	(1,100.2)	(24.9)
Other income (expense), net	(29.4)	(34.1)	4.7	*
Net interest expense	(22.8)	(24.4)	1.6	6.6
Income from continuing operations before income taxes	72.2	450.9	(378.7)	(84.0)
Provision for income taxes	9.0	112.3	(103.3)	(92.0)
Income from continuing operations	63.2	338.6	(275.4)	(81.3)
Loss from discontinued operations, net of income taxes	(14.0)	—	(14.0)	*
Net income	49.2	338.6	(289.4)	(85.5)
Net (income) loss attributable to noncontrolling interests	0.4	(1.1)	1.5	136.4
Net income attributable to FMC Technologies, Inc.	$49.6	$337.5	(287.9)	(85.3)
_______________________

*	Not meaningful
Revenue decreased $1,485.2 million in the first nine months of 2016 compared to the prior-year. Revenue in the first nine months of 2016 included a $106.0 million unfavorable impact of foreign currency translation. Revenue decreased across all subsea regions primarily due to lower inbound orders achieved during 2015 that affected the backlog coming into the year and lower subsea service revenue recognized year-over-year. Lower market activity also led to decreased revenue in our Schilling Robotics and Multi Phase Meters businesses year-over-year. Surface Technologies posted decreased revenue year-over-year in all businesses. The revenue decrease was primarily driven by our fluid control and surface integrated services businesses primarily from lower market activity in North America.
Gross profit (revenue less cost of sales) decreased as a percentage of sales to 21.7% in the first nine months of 2016, from 23.9% in the prior-year. The decline in gross profit as a percentage of sales was due to our Surface Technologies segment which realized lower gross profit margins year-over-year, primarily driven by lower market activity in North America which negatively affected our fluid control and surface integrated services businesses.
Selling, general and administrative expense decreased $52.6 million year-over-year, resulting from decreased salary expenses in all reporting segments due to lower headcount and decreased project tendering costs.
Information regarding impairment and restructuring expenses incurred during the first nine months of 2016 is incorporated herein by reference from Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Merger transaction and integration costs of $30.6 million incurred during the first nine months of 2016 is due to the pending merger of FMC Technologies and Technip. Further information related to the pending merger is incorporated herein by reference from Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Information regarding the loss from discontinued operations incurred during the first nine months of 2016 is incorporated herein by reference from Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other income (expense), net during the first nine months of 2016 and 2015 included $27.5 million and $33.1 million of foreign currency losses, primarily related to the Nigerian naira and Angolan kwanza.
Our income tax provisions for the first nine months of 2016 and 2015 reflected effective tax rates of 12.4% and 25.0%, respectively. The year-over-year decrease in the effective tax rate was primarily due to a favorable change in the forecasted country mix of earnings, partially offset by nondeductible reorganization costs associated with the pending merger with Technip. Our effective tax rate can fluctuate depending on our country mix of earnings since our foreign earnings are generally subject to lower tax rates than in the United States. In certain jurisdictions, primarily Singapore and Malaysia, our tax rate is significantly less than the relevant statutory rate due to tax holidays. The cumulative balance of foreign earnings for which no provision for U.S. income taxes has been recorded was $2,110.0 million at September 30, 2016. We would need to accrue and pay U.S. tax on such undistributed earnings if these funds were repatriated. We have no current intention to repatriate these earnings.

SEGMENT RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. Refer to Note 18 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Subsea Technologies

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$798.4	$1,093.7	(295.3)	(27.0)
Operating profit	$119.7	$170.7	(51.0)	(29.9)

Operating profit as a percent of revenue	15.0%	15.6%		(0.6) pts.
Subsea Technologies revenue decreased $295.3 million year-over-year. Revenue for the third quarter of 2016 included a $6.4 million favorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue decreased by $301.7 million year-over-year. Subsea Technologies revenue is primarily impacted by the amount of beginning backlog entering the period, the pace of backlog conversion and orders received during the period. Revenue decreased across all subsea regions primarily due to lower inbound orders achieved during 2015 that affected the backlog coming into the current year and lower subsea service revenue recognized year-over-year. Additionally, lower market activity led to decreased revenue in our Schilling Robotics and Multi Phase Meters businesses year-over-year.

Subsea Technologies operating profit as a percent of revenue declined year-over-year and was primarily driven by a 0.4 percentage point decrease from our Schilling Robotics business due to decreased sales volumes from lower market activity. Operating profit for the third quarter of 2016 included a $3.1 million favorable impact of foreign currency translation and $5.4 million in impairment, restructuring and other severance charges. Operating profit for the third quarter of 2015 included $17.3 million of impairment, restructuring and other severance charges.

Surface Technologies

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$218.1	$361.0	(142.9)	(39.6)
Operating loss	$(19.6)	$(22.5)	2.9	12.9

Operating loss as a percent of revenue	(9.0)%	(6.2)%		(2.8) pts.
Surface Technologies revenue decreased $142.9 million year-over-year. Revenue for the third quarter of 2016 included a $5.0 million unfavorable impact of foreign currency translation. Revenue decreased in all of our Surface Technologies businesses year-over-year, primarily driven by our fluid control and surface integrated services businesses from lower market activity in North America.
Surface Technologies operating loss as a percent of revenue increased year-over-year and was primarily driven by:

•	Fluid Control - 3.3 percentage point decrease primarily due to decreased volumes in flowline and well service pump products resulting from lower activity in the North American shale markets; and

•
Surface Integrated Services - 0.7 percentage point increase primarily due to impairment charges in Canada recorded in the third quarter of 2015, partially offset by higher restructuring charges and lower market activity during the third quarter of 2016.

Operating loss for the third quarter of 2016 included $14.4 million of impairment, restructuring and other severance charges. Operating loss for the third quarter of 2015 included $59.6 million of impairment, restructuring and other severance charges and $4.8 million of inventory write-downs.

Energy Infrastructure

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$77.1	$97.1	(20.0)	(20.6)
Operating profit (loss)	$2.5	$(2.0)	4.5	225.0

Operating profit (loss) as a percent of revenue	3.3%	(2.1)%		5.4 pts.
Energy Infrastructure revenue decreased $20.0 million year-over-year. The decrease in revenue was due to lower market activity across all businesses.
Energy Infrastructure’s operating profit as a percent of revenue increased from an operating loss position in the prior-year quarter and was primarily driven by:

•	Measurement Solutions - 8.1 percentage point increase primarily from high margin product sales and cost savings related to restructuring actions taken in 2015; and

•	Separation Systems - 2.3 percentage point decrease due to decreased sales volumes from lower market activity.
Operating profit for the third quarter of 2016 included $1.2 million of restructuring and other severance charges. Operating loss for the third quarter of 2015 included $1.7 million of restructuring and other severance charges and $1.7 million of inventory write-downs.
Corporate Items

	Three Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Corporate expense	$(14.2)	$(14.7)	0.5	3.4
Other revenue and other expense, net	(43.8)	(21.9)	(21.9)	(100.0)
Net interest expense	(7.7)	(8.1)	0.4	4.9
Total corporate items	$(65.7)	$(44.7)	(21.0)	(47.0)
The year-over-year increase in corporate items primarily reflected:

•	an unfavorable variance of $11.6 million related to business combination transaction and integration costs related to the pending merger with Technip;

•	an unfavorable variance of $7.6 million related to corporate restructuring and impairment charges; and

•	an unfavorable variance of $3.6 million related to transition and facility consolidation costs.

SEGMENT RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
Segment operating profit is defined as total segment revenue less segment operating expenses. Certain items have been excluded in computing segment operating profit and are included in corporate items. Refer to Note 18 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
Subsea Technologies

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$2,516.6	$3,490.3	(973.7)	(27.9)
Operating profit	$326.4	$522.9	(196.5)	(37.6)

Operating profit as a percent of revenue	13.0%	15.0%		(2.0) pts.
Subsea Technologies revenue decreased $973.7 million year-over-year. Revenue for the first nine months of 2016 included a $79.8 million unfavorable impact of foreign currency translation. Excluding the impact of foreign currency translation, total revenue decreased by $893.9 million year-over-year. Subsea Technologies revenue is primarily impacted by the amount of beginning backlog entering the period, the pace of backlog conversion and the orders received during the period. Revenue decreased across all subsea regions primarily due to lower inbound orders achieved during 2015 that affected the backlog coming into the current year and lower subsea service revenue year-over-year. Additionally, lower market activity led to decreased revenue in our Schilling Robotics and Multi Phase Meters businesses year-over-year.
Subsea Technologies operating profit as a percent of revenue declined year-over-year and was primarily driven by:

•
Subsea Systems - 1.3 percentage point decrease due to lower revenue in our subsea service business across most subsea regions, partially offset by improved project execution in our Asia Pacific subsea equipment business; and

•	Schilling Robotics - 0.7 percentage point decrease due to decreased sales volumes from lower market activity.
Operating profit for the first nine months of 2016 included an $7.9 million unfavorable impact of foreign currency translation and $32.1 million of impairment, restructuring and other severance charges. Operating profit for the first nine months of 2015 included $25.2 million of impairment, restructuring and other severance charges.

Surface Technologies

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$702.3	$1,170.6	(468.3)	(40.0)
Operating profit (loss)	$(69.9)	$67.9	(137.8)	(202.9)

Operating profit (loss) as a percent of revenue	(10.0)%	5.8%		(15.8) pts.
Surface Technologies revenue decreased $468.3 million year-over-year. Revenue for the first nine months of 2016 included a $24.8 million unfavorable impact of foreign currency translation. Revenue decreased in all of our Surface Technologies businesses year-over-year, primarily driven by our fluid control and surface integrated services businesses from lower market activity in North America.
Surface Technologies operating profit as a percent of revenue declined to an operating loss position year-over-year and was primarily driven by:

•
Surface Integrated Services - 13.1 percentage point decrease related to lower market activity in North America and higher restructuring charges, partially offset by a larger impairment charge in Canada recognized during 2015; and

•	Fluid Control - 3.2 percentage point decrease due to decreased volumes in our flowline and pump products resulting from lower activity in the North American shale markets.
Operating loss for the first nine months of 2016 included a $4.1 million unfavorable impact of foreign currency translation and $58.5 million of impairment, restructuring and other severance charges, as well as $2.2 million of inventory write-downs. Operating profit for the first nine months of 2015 included $62.5 million of impairment, restructuring and other severance charges and $4.8 million of inventory write-downs.

Energy Infrastructure

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Revenue	$246.3	$299.4	(53.1)	(17.7)
Operating profit	$7.0	$6.2	0.8	12.9

Operating profit as a percent of revenue	2.9%	2.1%		0.8 pts.
Energy Infrastructure revenue decreased $53.1 million year-over-year. The decrease was driven by lower activity in our measurement solutions business.
Energy Infrastructure operating profit as a percent of revenue improved year-over-year and was primarily driven by:

•	Measurement Solutions - 2.4 percentage point increase due to lower restructuring charges and inventory write-downs as compared to the first nine months of 2015; and

•	Separation Systems - 2.0 percentage point decrease due to lower market activity and restructuring charges in 2016.
Operating profit for the first nine months of 2016 included a $3.3 million of restructuring and other severance charges. Operating profit for the first nine months of 2015 included $4.7 million of restructuring and other severance charges and $1.7 million of inventory write-downs.
Corporate Items

	Nine Months Ended September 30,		Favorable/(Unfavorable)
(In millions, except %)	2016	2015	$	%
Corporate expense	$(41.6)	$(45.0)	3.4	7.6
Other revenue and other expense, net	(126.6)	(77.8)	(48.8)	(62.7)
Net interest expense	(22.8)	(24.4)	1.6	6.6
Total corporate items	$(191.0)	$(147.2)	(43.8)	(29.8)
The year-over-year increase in corporate items primarily reflected:

•	an unfavorable variance of $30.6 million related to business combination transaction and integration costs related to the pending merger with Technip;

•	an unfavorable variance of $12.0 million related to transition and facility consolidation costs; and

•	an unfavorable variance of $8.8 million related to corporate restructuring and impairment charges.

Inbound Orders and Order Backlog
Inbound orders—Inbound orders represent the estimated sales value of confirmed customer orders received during the reporting period.

	Inbound Orders
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Subsea Technologies	$401.0	$1,049.0	$1,081.0	$2,612.7
Surface Technologies	242.2	398.1	643.8	1,030.6
Energy Infrastructure	55.9	81.8	191.8	290.3
Intercompany eliminations and other	(6.9)	(2.9)	(14.9)	(13.0)
Total inbound orders	$692.2	$1,526.0	$1,901.7	$3,920.6
Order backlog—Order backlog is calculated as the estimated sales value of unfilled, confirmed customer orders at the reporting date. Translation positively affected backlog by $35.0 million and $215.8 million for the three and nine months ended September 30, 2016, respectively and negatively affected backlog by $352.2 million and $652.0 million for the three and nine months ended September 30, 2015, respectively.

	Order Backlog
(In millions)	September 30, 2016	December 31, 2015	September 30, 2015
Subsea Technologies	$2,534.0	$3,761.8	$4,287.6
Surface Technologies	379.3	432.8	495.0
Energy Infrastructure	112.4	163.9	172.8
Intercompany eliminations	(2.8)	(2.9)	(2.8)
Total order backlog	$3,022.9	$4,355.6	$4,952.6
Subsea Technologies. Order backlog for Subsea Technologies at September 30, 2016, decreased by $1,227.8 million compared to December 31, 2015. Subsea Technologies backlog of $2.5 billion at September 30, 2016, was composed of various subsea projects, including BP’s Shah Deniz Stage 2; Petrobras’ pre-salt tree and manifold awards; Shell’s Appomattox; Statoil’s Johan Sverdrup Phase 1; Total’s Egina; and Woodside’s Greater Western Flank Phase 2. The above listed projects represented 60% of our Subsea Technologies backlog as of September 30, 2016.
Surface Technologies. Surface Technologies order backlog at September 30, 2016, decreased by $53.5 million compared to December 31, 2015. The decrease was due to lower North American activity which negatively affected our fluid control business backlog and lower inbound orders in our international surface wellhead business.

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

(In millions)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$1,074.2	$916.2
Short-term debt and current portion of long-term debt	(19.0)	(21.9)
Long-term debt, less current portion	(1,245.1)	(1,134.1)
Net debt	$(189.9)	$(239.8)
The positive change in our net debt position was primarily due to cash generated from operations, partially offset by capital expenditures and investments in our joint ventures.
Cash Flows
We generated $227.3 million and $501.0 million in cash flows from operating activities during the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash from operating activities was due to lower income generated from operations and a tax assessment payment related to a discontinued operation, partially offset by an improvement in our working capital position. Our working capital balances can vary significantly depending on the payment and delivery terms on key contracts in our portfolio of projects.
Investing activities used $120.2 million and $211.7 million in cash flows during the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash flows used by investing activities was due to lower capital expenditures in 2016 and the proceeds related to the sale of our wireline business, partially offset by investments made in our FTO Services and Forsys Subsea joint ventures in 2016. Refer to Note 8 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further information regarding our equity method investments.
Financing activities provided $29.4 million and used $181.5 million in cash flows during the nine months ended September 30, 2016 and 2015, respectively. The increase in cash flows from financing activities was due to an increase in our commercial paper position and lower repurchases of our common stock during the nine months ended September 30, 2016. Pursuant to the business combination agreement executed by FMC Technologies and Technip related to the pending merger, repurchases of common stock are suspended during the period prior to the closing of the merger.
Debt and Liquidity
Senior Notes—Refer to Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for information related to our Senior Notes.

Credit Facility—The following is a summary of our revolving credit facility at September 30, 2016:

(In millions) Description	Amount	Debt Outstanding	Commercial Paper Outstanding (a)	Letters of Credit	Unused Capacity	Maturity
Five-year revolving credit facility	$2,000.0	$—	$447.7	$—	$1,552.3	September 2020
_______________________

(a)
Under our commercial paper program, we have the ability to access up to $1.5 billion of financing through our commercial paper dealers. Our available capacity under our revolving credit facility is reduced by any outstanding commercial paper.

Committed credit available under our revolving credit facility provides the ability to issue our commercial paper obligations on a long-term basis. We had $447.7 million of commercial paper issued under our facility at September 30, 2016. As we had both the ability and intent to refinance these obligations on a long-term basis, our commercial paper borrowings were classified as long-term in the accompanying condensed consolidated balance sheets at September 30, 2016.
As of September 30, 2016, we were in compliance with all restrictive covenants under our revolving credit facility.
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
Outlook
Historically, we have generated our liquidity and capital resources primarily through operations and, when needed, through our credit facility. We have $1,552.3 million of capacity available under our revolving credit facility that we expect to utilize if working capital needs temporarily increase. The volatility in credit, equity and commodity markets creates some uncertainty for our businesses. However, management believes, based on our current financial condition, existing backlog levels and current expectations for future market conditions, that we will continue to meet our short- and long-term liquidity needs with a combination of cash on hand, cash generated from operations and access to capital markets. Although we expect to continue to reach payment milestones on many of our projects, we expect our consolidated operating cash flow position in 2016 to slightly decrease as a result of the negative impact the decline in commodity prices will have on our overall business. Given the recent downturn in the oilfield services industry, many of our key customers have requested price concessions. Additionally, our primary customer in Brazil has notified us of re-scheduling and potential cancellations of certain backlog deliveries. Consequently, any discounts, material product delivery delays or cancellations that may ultimately be mutually agreed to with our key customers may adversely affect our results of operations and cash flows.
We project spending approximately $120 million in 2016 for capital expenditures, largely towards maintenance expenditures in our subsea service business. However, projected capital expenditures for 2016 do not include any contingent capital that may be needed to respond to a contract award.
Pursuant to the business combination agreement executed by FMC Technologies and Technip related to the pending merger, repurchases of common stock are suspended during the period prior to the closing of the merger.

During the remainder of 2016, we expect to make contributions of approximately $1.8 million to our international pension plans. Actual contribution amounts are dependent upon plan investment returns, changes in pension obligations, regulatory environments and other economic factors. We update our pension estimates annually during the fourth quarter or more frequently upon the occurrence of significant events. Additionally, we expect to make payments of approximately $0.7 million to our U.S. Non-Qualified Defined Benefit Pension Plan during the remainder of 2016.
Pursuant to the business combination agreement executed by FMC Technologies and Technip related to the pending merger, certain restrictions are in place regarding the ability for FMC Technologies to acquire, divest, or change our legal structure in order to meet any potential strategic opportunities related to FMC Technologies as an independent company.
CRITICAL ACCOUNTING ESTIMATES
Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of our critical accounting estimates. During the nine months ended September 30, 2016, there were no changes to our identified critical accounting estimates. Information related to changes in judgments and assumptions surrounding impairments is incorporated herein by reference from Note 5 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
OFF-BALANCE SHEET ARRANGEMENTS
Information related to guarantees is incorporated herein by reference from Note 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
OTHER MATTERS
As previously disclosed, during the second quarter of 2014, we received an inquiry and a subpoena from the SEC seeking information about paid-time-off accruals within the automation and control business unit. The inquiry continued into the second half of 2014 and covered revenue and expenses in certain business units, particularly the automation and control business unit. Pursuant to additional subpoenas received in 2015, we provided information regarding our tax department and our previously disclosed accounting treatment for uncertain foreign tax positions. We fully responded to all of the SEC’s requests for information and cooperated and engaged in discussions with the SEC. On January 19, 2016 we received a notice indicating that the SEC made a preliminary determination to recommend that the SEC Division of Enforcement file a civil enforcement action against the Company for alleged violations of the reporting, books-and-records and internal control provisions of U.S. federal securities laws. Throughout this period, we discussed these matters with our independent registered public accounting firm and our Audit Committee.
As of October 20, 2016, we settled the matter with the SEC, without admitting or denying the findings of the SEC, by consenting to the entry of an administrative order that requires the Company to cease and desist from committing or causing any violations of the books-and-records and internal control provisions of the U.S. federal securities laws. As part of the terms of the settlement, we agreed to pay a civil monetary penalty of $2.5 million by October 31, 2016.
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
ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2016, and under the direction of our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our principal executive officer and principal financial officer have concluded as of September 30, 2016, that our disclosure controls and procedures were:

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

There were no changes in internal controls over financial reporting identified in the evaluation for the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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
Because a significant portion of our revenue is denominated in foreign currencies, changes in exchange rates will produce fluctuations in our revenue, costs and earnings and may also affect the book value of our assets and liabilities located outside of the United States and the amount of our stockholders’ equity. Although it is our policy to seek to minimize our currency exposure by engaging in hedging transactions where appropriate, our efforts may not be successful. Moreover, certain currencies, specifically currencies in countries such as Angola and Nigeria where we have sizable operations, do not actively trade in the global foreign exchange markets and may subject us to increased foreign currency exposures. Refer to “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 for additional discussion of foreign currency rate risk. To the extent we sell our products and services in foreign markets, currency fluctuations may result in our products and services becoming too expensive for foreign customers. As a result, fluctuations in foreign currency exchange rates may affect our financial position or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We had no unregistered sales of equity securities during the three months ended September 30, 2016.
Pursuant to the business combination agreement executed by FMC Technologies and Technip, repurchases of common stock are suspended during the period prior to the closing of the merger. Refer to Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.
The following table summarizes repurchases of our common stock during the three months ended September 30, 2016.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (b)
July 1, 2016—July 31, 2016	420	$25.71	—	15,890,465
August 1, 2016—August 31, 2016	5,030	$26.94	—	15,890,465
September 1, 2016—September 30, 2016	610	$27.80	—	15,890,465
Total	6,060		—	15,890,465
 _______________________

(a)
Represents nil shares of common stock repurchased and held in treasury and 6,060 shares of common stock purchased and held in an employee benefit trust established for the FMC Technologies, Inc. Non-Qualified Savings and Investment Plan. In addition to these shares purchased on the open market, we sold 6,390 shares of registered common stock held in this trust, as directed by the beneficiaries during the three months ended September 30, 2016.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Information required by this item is incorporated herein by reference from the section entitled “Index of Exhibits” of this Quarterly Report on Form 10-Q for the period ended September 30, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FMC Technologies, Inc.
(Registrant)

/s/ Jay A. Nutt
Jay A. Nutt
Vice President, Controller and Treasurer (Chief Accounting Officer and a Duly Authorized Officer)
Date: October 27, 2016

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